Form 10-Q
period 1998-06-30
IMS HEALTH INC
filed 1998-08-14
CIK 1058083

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                              -------------------
                                    FORM 10-Q
                              -------------------

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998
                               -------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________  to ____________________


                        Commission file number 001-14049
                                               ---------

                             IMS HEALTH INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                               06-1506026
        ------------------------                  -------------------
        (State of Incorporation)                  (I.R.S. Employer
                                                  Identification No.)


      200 NYALA FARMS, WESTPORT, CT                        06880
 ----------------------------------------                ----------
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (203) 222-4200
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          TITLE OF CLASS                       SHARES OUTSTANDING
          COMMON STOCK,                         AT JUNE 30, 1998
     ------------------------                  ------------------
     par value $.01 per share                      166,812,695

================================================================================

                             IMS HEALTH INCORPORATED

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                            PAGE(S)
-----------------------------                                            -------
Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
   Three Months Ended June 30, 1998 and 1997 ............................   3
   Six Months Ended June 30, 1998 and 1997 ..............................   4

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
   Three Months Ended June 30, 1998 and 1997 ............................   5
   Six Months Ended June 30, 1998 and 1997 ..............................   5

Condensed Consolidated Statements of Financial Position (Unaudited)
   June 30, 1998 and December 31, 1997 ..................................   6

Condensed Consolidated Statements of Cash Flows (Unaudited)
   Six Months Ended June 30, 1998 and 1997 ..............................   7

Notes to Condensed Consolidated Financial Statements (Unaudited) ........  8-17

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ............................. 18-24

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ................................  25

SIGNATURE ...............................................................  26

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM I. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                       THREE MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                                -----------------------------------
                                                                                                     1998                 1997
                                                                                                     -----                -----
Operating Revenue ......................................................................        $     270,496         $     251,076
Operating Costs ........................................................................              151,362               107,765
Selling and Administrative Expenses ....................................................               89,639                81,232
In-Process Research and Development ....................................................               57,000                     0
Depreciation and  Amortization .........................................................               21,507                22,724
                                                                                                -------------         -------------
Operating (Loss)/Income ................................................................              (49,012)               39,355
Interest Income ........................................................................                4,771                 1,666
Interest Expense .......................................................................                 (212)                 (131)
Gartner Equity Income ..................................................................               17,320                15,137
Gain from Stock Sale by Gartner ........................................................                5,392                     0
Gain on Issuance of Subsidiary Stock ...................................................               12,777                     0
Other Expense - Net ....................................................................               (2,477)               (1,331)
                                                                                                -------------         -------------
Non-Operating Income - Net .............................................................               37,571                15,341
(Loss)/Income from Continuing Operations,
Before Provision for Taxes .............................................................              (11,441)               54,696
Provision for Income Taxes .............................................................              (22,107)              (14,629)
                                                                                                -------------         -------------
(Loss)/Income from Continuing Operations ...............................................              (33,548)               40,067
Income from Discontinued Operations, Net of Income Tax Provision
of $7,960 and $7,367 for June 30, 1998 and 1997, respectively ..........................               21,088                19,988
                                                                                                -------------         -------------
Net (Loss)/Income ......................................................................        $     (12,460)        $      60,055
                                                                                                =============         =============
(Loss)/Earnings Per Share of Common Stock:
Basic
(Loss)/Income from Continuing Operations ...............................................        $       (0.21)        $        0.24
Income from Discontinued Operations ....................................................                 0.13                  0.12
                                                                                                -------------         -------------
Basic (Loss)/Earnings Per Share ........................................................        $       (0.08)        $        0.36
Diluted
(Loss)/Income from Continuing Operations ...............................................        $       (0.20)        $        0.24
Income from Discontinued Operations ....................................................                 0.13                  0.12
                                                                                                -------------         -------------
Diluted (Loss)/Earnings Per Share ......................................................        $       (0.07)        $        0.36

Average Number of Shares Outstanding - Basic ...........................................          163,305,000           165,526,000

Dilutive Effect of Shares Issuable as of June 30, 1998 Under Stock Option Plans ........            4,739,000               435,000

Adjustment of Shares to Reflect Options Exercised and Cancelled During the Period ......            1,043,000                93,000
                                                                                                =============         =============
Average Number of Shares Outstanding - Diluted .........................................          169,087,000           166,054,000
                                                                                                =============         =============

                     See accompanying notes to the condensed
                  consolidated financial statements (unaudited)

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                        SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                                 ----------------------------------
                                                                                                      1998                1997
                                                                                                      ----                ----
Operating Revenue ........................................................................       $     511,464        $     480,381
Operating Costs ..........................................................................             270,954              216,465
Selling and Administrative Expenses ......................................................             170,593              153,918
In-Process Research and Development ......................................................              57,000                    0
Depreciation and Amortization ............................................................              43,201               49,035
                                                                                                 -------------        -------------
Operating (Loss)/Income ..................................................................             (30,284)              60,963
Interest Income ..........................................................................               8,869                5,276
Interest Expense .........................................................................                (412)                (581)
Gartner Equity Income ....................................................................              32,894               30,671
Gain from Stock Sale by Gartner...........................................................              13,379                    0
Gain on Issuance of Subsidiary Stock .....................................................              12,777                    0
Gains from Dispositions, Net .............................................................              10,415                5,436
Other Expense - Net ......................................................................              (5,247)              (2,094)
                                                                                                 -------------        -------------
Non-Operating Income - Net ...............................................................              72,675               38,708
Income from Continuing Operations,
Before Provision for Taxes ...............................................................              42,391               99,671
Provision for Income Taxes ...............................................................             (36,857)             (26,233)
                                                                                                 -------------        -------------
Income from Continuing Operations ........................................................               5,534               73,438
Income from Discontinued Operations, Net of Income Tax Provision of
  $15,887 and $14,118 for six months ended June 30, 1998 and 1997,
  respectively ...........................................................................              42,093               39,522
                                                                                                 -------------        -------------
Net Income ...............................................................................       $      47,627        $     112,960
                                                                                                 =============        =============
Earnings Per Share of Common Stock:
Basic
Income from Continuing Operations ........................................................       $        0.03        $        0.44
Income from Discontinued Operations ......................................................                0.26                 0.23
                                                                                                 -------------        -------------
Basic Earnings Per Share .................................................................       $        0.29        $        0.67

Diluted
Income from Continuing Operations ........................................................       $        0.03        $        0.44
Income from Discontinued Operations ......................................................                0.25                 0.23
                                                                                                 -------------        -------------
Diluted Earnings Per Share ...............................................................       $        0.28        $        0.67

Average Number of Shares Outstanding - Basic .............................................         162,843,000          167,610,000
Dilutive Effect of Shares Issuable as of June 30, 1998 Under Stock Option Plans ..........           4,347,000              197,000
Adjustment of Shares to Reflect Options Exercised and Cancelled During the Period ........           1,734,000              108,000
                                                                                                 =============        =============
Average Number of Shares Outstanding - Diluted ...........................................         168,924,000          167,915,000
                                                                                                 =============        =============

                     See accompanying notes to the condensed
                  consolidated financial statements (unaudited)

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                            THREE MONTHS ENDED
                                                                                                                 JUNE 30,
                                                                                                         -------------------------
                                                                                                           1998              1997
                                                                                                           ----              -----
Net (Loss)/Income ..............................................................................         $(12,460)         $ 60,055
Other Comprehensive Income/(Loss), net of tax:
   Foreign Currency Translation Adjustments ....................................................          (10,499)          (13,649)
   Unrealized Gains on Securities:
     Unrealized Holding Gains Arising During the Period (Net of tax expense of
       ($1,690) and ($1,604) in 1998 and 1997,
       respectively) ...........................................................................            4,478             4,392
                                                                                                         --------          --------
   Net Unrealized Gains ........................................................................            4,478             4,392
                                                                                                         --------          --------
Other Comprehensive Loss .......................................................................           (6,021)           (9,257)
                                                                                                         --------          --------
Comprehensive (Loss)/Income ....................................................................         $(18,481)         $ 50,798
                                                                                                         ========          ========



                                                                                                            SIX MONTHS ENDED
                                                                                                                 JUNE 30,
                                                                                                         -------------------------
Net Income ...................................................................................         $  47,627          $ 112,960
Other Comprehensive Income/(Loss), net of tax:
   Foreign Currency Translation Adjustments ..................................................            (9,596)           (42,484)
   Unrealized Gains/(Losses) on Securities:
     Unrealized Holding Gains/(Losses) Arising During the Period (Net of tax
       (expense)/benefit of ($1,717) and $785 in 1998 and 1997,
       respectively) .........................................................................             4,549             (2,197)
     Less: Reclassification Adjustment for Realized Gains included in Net
     Income (net of tax benefit of $2,910 in 1998) ...........................................            (7,710)                 0
                                                                                                       ---------          ---------
   Net Unrealized Losses .....................................................................            (3,161)            (2,197)
                                                                                                       ---------          ---------
Other Comprehensive Loss .....................................................................           (12,757)           (44,681)
                                                                                                       ---------          ---------
Comprehensive Income .........................................................................         $  34,870          $  68,279
                                                                                                       =========          =========

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)


                                                JUNE 30,   DECEMBER 31,
                                                  1998        1997
                                                --------   -----------
ASSETS
Current Assets
   Cash and Cash Equivalents ..............   $  702,550   $  312,442
   Accounts Receivable-Net ................      261,267      251,623
   Other Current Assets ...................       72,678       65,692
                                              ----------   ----------
       Total Current Assets ...............    1,036,495      629,757
                                              ----------   ----------
Investment in Gartner Group ...............      228,674      195,695
Marketable Securities and Other Investments      109,708      109,712
Property, Plant and Equipment-Net .........      175,304      178,533
Other Assets-Net
   Computer Software ......................      103,927       99,175
   Goodwill ...............................      219,420       87,430
   Other Assets ...........................       92,540       79,009
                                              ----------   ----------
       Total Other Assets-Net .............      415,887      265,614
                                              ----------   ----------
Net Assets from Discontinued Operations ...            0      122,778
                                              ----------   ----------
Total Assets ..............................   $1,966,068   $1,502,089
                                              ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts and Notes Payable .............   $   46,659       44,441
   Accrued and Other Current Liabilities ..      249,927      189,384
   Accrued Income Taxes ...................       60,235       52,696
   Deferred Revenues ......................      130,068      110,768
                                              ----------   ----------
       Total Current Liabilities ..........      486,889      397,289
Postretirement and Postemployment Benefits        43,539       38,082
Deferred Income Taxes .....................       93,946       92,153
Minority Interests ........................      112,063      101,209
Other Liabilities .........................       81,773       71,786
                                              ----------   ----------
Total Liabilities .........................      818,210      700,519
                                              ----------   ----------
Shareholders' Equity ......................    1,147,858      801,570
                                              ----------   ----------
Total Liabilities and Shareholders' Equity    $1,966,068   $1,502,089
                                              ==========   ==========


                     See accompanying notes to the condensed
                 consolidated financial statements (unaudited).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)


                                                                         SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                      -----------------------
                                                                        1998          1997
                                                                      --------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ........................................................   $  47,627    $ 112,960
Less Income from Discontinued Operations ..........................     (42,093)     (39,522)
                                                                      ---------    ---------
Income from Continuing Operations .................................       5,534       73,438
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization .................................      43,201       49,035
    Gains on Issuance of Subsidiary Stock .........................     (12,777)
    Gains from Sale of Investments, Net ...........................     (10,415)      (5,436)
    Write-off of Purchased in Process Research & Development ......      57,000            0
    Postemployment Benefit Payments ...............................      (2,083)      (4,059)
    Non-recurring Payments ........................................      (1,910)      (2,750)
    Net Decrease (Increase) in Accounts Receivable ................       3,696      (11,626)
    Net Increase in Deferred Revenues .............................      16,673       34,024
    Gartner Group Equity Income, Net of Taxes .....................     (19,600)     (17,760)
    Gain from Stock Sale by Gartner ...............................     (13,379)           0
    Minority Interest Expense .....................................       4,183          712
    Deferred Income Taxes .........................................       7,889        5,869
    Net Increase (Decrease) in Accrued Income Taxes ...............       8,916      (13,261)
    Net (Increase) in Other Working Capital Items .................      (8,569)     (21,246)
--------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities .........................      78,359       86,940
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Acquisitions of Businesses ...........................      (2,938)           0
Cash of Companies Acquired in Stock Purchases .....................       9,480            0
Proceeds from Sale of Investments .................................      23,165        7,004
Capital Expenditures ..............................................     (18,201)     (21,990)
Additions to Computer Software ....................................     (21,060)     (19,992)
Additions to Other Assets .........................................     (13,829)     (10,936)
Increase in Investments ...........................................     (12,604)     (14,349)
Other .............................................................      16,671       13,946
---------------------------------------------------------------------------------------------
Net Cash (Used in) Investing Activities ...........................     (19,316)     (46,317)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for Purchase of Treasury Shares ..........................      (7,809)    (204,564)
Proceeds from Exercise of Stock Options ...........................      43,232        4,345
Proceeds from Issuance of Subsidiary Stock ........................      27,128
Payments of Dividends .............................................      (9,813)     (10,092)
Employee Stock Purchase Plan ......................................       2,607            0
Proceeds from Debt assumed by Nielsen Media Research ..............     300,000            0
Minority Interest Financing .......................................           0      100,000
Other .............................................................        (199)        (490)
---------------------------------------------------------------------------------------------
Net Cash Provided by/(Used in) Financing Activities ...............     355,146     (110,801)
---------------------------------------------------------------------------------------------
Change of Gartner Group to Equity Basis ...........................           0     (123,697)
Effect of Exchange Rate Changes on Cash and Cash Equivalents ......      (6,908)      (5,073)
Cash Flow from Discontinued Operations ............................     (17,173)      23,360
--------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents ..................     390,108     (175,588)
Cash and Cash Equivalents, Beginning of Period ....................     312,442      422,963
--------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period ..........................   $ 702,550    $ 247,375
============================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest ..........................   $     412    $     581
Cash paid during the period for income taxes ......................   $  49,324    $  45,830
Non-Cash Investing Activities:
  Stock Issued in Connection with Walsh and Chinametrik Aquisitions   $ 168,937    $       0


                    See accompanying notes to the condensed
                 consolidated financial statements (unaudited).

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS

NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes of IMS Health Incorporated (the "Company" or "IMS Health") on the Form 8K/A-2 filed July 22, 1998. Accordingly, the accompanying condensed consolidated financial statements do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Certain prior-period amounts have been reclassified to conform with the 1998 presentation.

NOTE 2. BASIS OF PRESENTATION

This document relates to IMS Health. The Common Stock of IMS Health was distributed by Cognizant Corporation ("Cognizant") to its shareholders on June 30, 1998. Simultaneously with the distribution ("the Distribution") Cognizant changed its name to Nielsen Media Research, Inc. ("Nielsen Media Research"). Notwithstanding the legal form of the distribution, whereby Cognizant spun off IMS Health, for accounting purposes the transaction is accounted for as if Cognizant spun off Nielsen Media Research and IMS Health has been deemed the "accounting successor" to Cognizant. The separation created IMS Health as the premier global provider of information solutions to the pharmaceutical and healthcare industries, and established an independent Nielsen Media Research, the leader in electronic audience measurement services. IMS Health consists of IMS ("IMS"), Erisco, Inc. ("Erisco"), Enterprises Associates, Inc. ("Enterprises"), Cognizant Technology Solutions Corporation ("CTS"), SSJ K.K. ("Super Systems Japan"), and an equity investment in Gartner Group, Inc. ("Gartner").

Cognizant received a favorable ruling from the Internal Revenue Service with respect to the tax-free treatment of the transaction in May 1998. Cognizant's Board of Directors on June 15, 1998 approved the final plan, terms and conditions relating to the separation of the company including distribution, tax allocation, employee benefits and other agreements and authorized management to execute the plan of distribution. The Board of Directors declared a dividend to shareholders of record as of the close of business on June 25, 1998 consisting of one share of IMS Health Common Stock for each share of Cognizant Common Stock. The Distribution was effective June 30, 1998.

Pursuant to Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect Nielsen Media Research as discontinued operations.

In connection with the Distribution, Cognizant borrowed $300 million on June 24, 1998, which was used to repay existing intercompany liabilities. This debt remained the obligation of Nielsen Media Research following the spin-off. In connection with the Distribution, Cognizant contributed to IMS Health all cash in Cognizant's accounts other than (i) cash required by Cognizant (renamed Nielsen Media Research) to satisfy certain specified obligations and (ii) such

IMS HEALTH INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
DOLLAR AMOUNTS IN THOUSANDS

NOTE 2. BASIS OF PRESENTATION (CONTINUED)

additional cash as was necessary for the net borrowings of Cognizant (renamed Nielsen Media Research) to equal $300 million as of the Distribution.

Prior to the Distribution, Cognizant and IMS Health entered into certain agreements that will govern the relationship between Nielsen Media Research and IMS Health subsequent to the Distribution and provide for the allocation of tax, employee benefits and certain other liabilities and obligations arising from periods prior to the Distribution. Among other things, the agreements set forth principles to be applied in allocating certain Distribution-related costs and specify portions of contingent liabilities to be shared if certain amounts are exceeded.

Following the Distribution, IMS Health does not have any ownership interest in Nielsen Media Research (other than 800,000 shares of Nielsen Media Research Common Stock which IMS Health owns as a result of Cognizant Stock held by a subsidiary of IMS Health and which IMS Health intends to sell).

The Consolidated Financial Statements have been restated to present Nielsen Media Research as discontinued operations and reflect the Distribution which occurred at June 30, 1998. Summarized data for discontinued operations is as follows (dollar amounts in thousands):


Results of Operations                                   (Unaudited)                  (Unaudited)
                                              Three Months Ended June 30,     Six Months Ended June 30,
                                              ---------------------------     --------------------------
                                                1998               1997         1998             1997
                                              --------           --------     --------         --------
Operating Revenue .........................   $ 97,932           $ 87,184     $193,996         $173,455
Income Before Provision for Income Taxes ..     29,048             27,355       57,980           53,640
                                              ========           ========     ========         ========
Income from Discontinued Operations, Net
  of Income Taxes .........................   $ 21,088           $ 19,988     $ 42,093         $ 39,522
                                              ========           ========     ========         ========

Net Assets of Discontinued Operations

                                            December 31, 1997
                                            -----------------

Current Assets ...........................  $   64,655
Property Plant & Equipment ...............      55,050
Computer Software ........................      43,093
Deferred Charges .........................      16,299
Other Assets .............................      21,112
Current Liabilities ......................     (43,921)
Other Liabilities ........................     (33,510)
                                            ===========
Net Assets of Discontinued Operations ....  $  122,778
                                            ===========

NOTE 3. INVESTMENTS

In the third quarter of 1997, the Company's voting interest in Gartner fell below 50% as a result of the exercise of Gartner employee stock options and employee stock purchases. Accordingly, effective January 1, 1997, the Company has deconsolidated Gartner and is accounting for its ownership interest under the equity basis.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS

NOTE 3. INVESTMENTS (CONTINUED)

The Company recognizes as income any gains or losses related to the sale or issuance of stock by a consolidated subsidiary or a company accounted for under the equity basis ("SAB 51 Gain"). In the second quarter of 1998, proceeds from the issuance of shares to Gartner employees, including associated tax benefits, increased Gartner's equity by $14,147 and reduced the Company's ownership interest by less than 1% to 46.9% at June 30, 1998. Accordingly, the Company recognized a pre-tax unrealized gain on Gartner stock of $5,392 corresponding to the net increase in the value of its underlying investment in Gartner.

NOTE 4. PUBLIC OFFERING OF A SUBSIDIARY

CTS effected an initial public offering ("the CTS IPO") of 2,917,000 shares of Class A Common Stock, par value $0.01 per share, of CTS (3,354,550 including the underwriters' over-allotment option granted by Cognizant) on June 19, 1998. Of such shares, 2,500,000 were offered by CTS and 417,000 shares were offered by Cognizant. Of the total proceeds, CTS used approximately $6.5 million to repay intercompany debt owed to Cognizant. Cognizant's interest in CTS was transferred to the Company in the Distribution. After completion of the offering, the Company holds 66.7% of the outstanding stock of CTS and accordingly, will continue to consolidate CTS results within its financial statements. Any minority interest is captured on the Statement of Financial Position in the minority interest line. The transaction (other than the over-allotment option) closed on June 24, 1998 and resulted in a gain of $12,777, which is a SAB 51 gain, representing the Company's portion due to the Distribution. The underwriters over-allotment option was exercised during the third quarter. The Company expects to recognize a gain from this sale resulting in a reduction of its ownership to 61.9%. CTS's Class A Common Stock is listed on the NASDAQ National Market under the symbol "CTSH".

NOTE 5. ACQUISITIONS

Cognizant acquired Walsh International, Inc. ("Walsh") on June 24, 1998. The total purchase price of the acquisition was $194,123, including $167,523 of common stock, $9,521 of stock options to be issued and $17,079 of accrued acquisition and integration costs. Under terms of the Walsh acquisition agreement, Walsh shareholders received .3041 shares of Cognizant common stock per Walsh share (or, based on a Cognizant share price of $51.79, consideration of approximately $167,523). Walsh had 10.6 million of shares outstanding. Cognizant issued 3,234,533 shares from treasury stock to consummate the Walsh acquisition. The acquisition and integration costs consist of severance of $3,276, lease terminations of $2,569, and other direct acquisition and integration costs of $11,234. These acquisition and integration costs are incremental to other costs and were incurred as a direct result of the plan to exit certain activities as part of the overall integration effort (i.e., severance costs related to Walsh employees) and certain contractual cancellation costs (i.e., Walsh leases). The impact of the acquisition on results of operations, other than the charge for In-Process research and development, had it occurred January 1, 1998 or 1997 would be immaterial.

The preliminary allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based primarily on independent appraisals of estimates of fair value and is summarized as follows:

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS

NOTE 5. ACQUISITIONS - (CONTINUED)

    In-process R&D write-off ....................... $ 57,000
    Net assets acquired ............................      734
    Other intangibles, net of deferred taxes .......   11,616
    Goodwill .......................................  124,773
    ---------------------------------------------------------
    Total Purchase Price ........................... $194,123
    ---------------------------------------------------------

The Company does not believe that the final purchase price allocation will differ significantly from this preliminary purchase price allocation.

The projects identified as in-process research and development at Walsh include enhancement of Walsh's Windows based sales management information system, enhancement of its pharmaceutical marketing database and development of a next-stage integrated and enhanced sales management information system. These projects were identified as underway at Walsh and would require additional effort to establish technological feasibility at the date of the acquisition. It is expected that IMS Health will begin realizing the benefits from these various projects through product introductions at launch dates ranging from January 1999 through June 2000.

An income method approach was utilized to estimate the approximate value of the Walsh in-process research and development. This method uses a projection of product line revenues and expenses, which are based upon experience with similar products. The projected growth rate on a compounded annualized basis for these product enhancements and new products range from approximately 10% to 20% for product enhancements and approximately 25% for new product introductions. The growth rates reflect the anticipated product life cycles. It is estimated that the benefits will be realized by IMS Health as a result of increased revenue and cash flows through the year 2005 for product enhancements and the year 2008 for new products. The estimated incremental future cash flows that are expected to be realized as a result of successful completion of the projects under development were reduced by amounts that represent the necessary investment in fixed and working capital and other collateral assets and a fair return on those assets, including income from existing product lines, and the estimated cost of completion effort. These net incremental future cash flows for these projects were discounted at a rate of 20% reflecting the risks of possible failure to complete the individual projects and for potential changes in target markets. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill, which is being amortized on a straight-line basis over a period of 15 years.

NOTE 6. INVESTMENT PARTNERSHIP

Two of the Company's subsidiaries have contributed assets to, and participate in, a limited partnership. One subsidiary serves as general partner, and all other partners hold limited partnership interests. The partnership, which is a separate and distinct legal entity, is in the business of licensing database assets and computer software. In the second quarter of 1997, third-party investors contributed $100,000 to the partnership in exchange for limited partnership interests. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the partnership are included in the Company's consolidated financial statements because the Company and its subsidiaries maintain a controlling (84%) interest in the partnership. The third-parties' investments in this partnership are reflected in minority interests.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS

NOTE 7. LITIGATION

The Company and its subsidiaries are involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings and litigation, if decided adversely, could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.

In addition, on July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Dun & Bradstreet Corporation ("D&B"), A.C. Nielsen Company and IMS (the "IRI Action").

The complaint alleges various violations of the United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These latter claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by defendants and that the defendants induced SRG to breach that agreement.

IRI's complaint alleges damages in excess of $350,000, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount.

On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997 the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an amended and restated complaint repleading its alleged claim of attempted monopolization in the United States and realleging its other claims. On August 18, 1997, defendants moved for an order dismissing the amended claims. On December 1, 1997, the court denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint.

In light of the potentially significant liabilities which could arise from the IRI Action and in order to facilitate the distribution by D&B of shares of Cognizant and ACNielsen in 1996, D&B, ACNielsen ("ACNielsen"; the parent company of A.C. Nielsen Company) and Cognizant entered into an Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating liabilities that may arise out of or in connection with the IRI Action, and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (" the ACN Maximum Amount") and that Cognizant and D&B will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen will be able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying

IMS HEALTH INCORPORATED NOTES TO
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
DOLLAR AMOUNTS IN THOUSANDS

NOTE 7. LITIGATION (CONTINUED)

ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

Under the terms of the Distribution Agreement dated October 28, 1996 among D&B, Cognizant and ACNielsen ("the 1996 Distribution Agreement"), as a condition to the Distribution, IMS Health and Nielsen Media Research are required to undertake to be a jointly and severally liable to D&B and ACNielsen for Cognizant's obligations under the 1996 Distribution Agreement. IMS Health and Nielsen Media Research have agreed that, as between themselves, IMS Health will assume 75%, and Nielsen Media Research will assume 25%, of any payments to be made in respect of the IRI Action under the Indemnity and Joint Defense Agreement or otherwise, including any legal fees and expenses related thereto incurred in 1999 or thereafter. IMS Health has agreed to be fully responsible for any legal fees and expenses incurred during 1998. Nielsen Media Research's aggregate liability to IMS Health for payments in respect of the IRI Action and certain other contingent liabilities shall not exceed $125 million.

Management of the Company is unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.

NOTE 8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company transacts business in virtually every part of the world and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business activities. Accordingly the Company enters into various contracts which change in value as foreign exchange rates change to protect the value of a portion of committed and anticipated foreign currency revenues and non-functional currency assets and liabilities. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures over the next year. The gains and losses on these hedges offset changes in the value of the related exposures.

It is the Company's policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes.

The Company uses forward contracts and purchased currency options to hedge committed and anticipated foreign currency denominated revenues, respectively. The principal currencies hedged are the Japanese yen, Swiss franc, German mark and Italian lira. The Company also uses forward contracts to hedge non-functional currency assets and liabilities.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS

NOTE 8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (CONTINUED)

Gains and losses on contracts hedging anticipated and committed foreign currency revenues are deferred until such revenues are recognized, and offset changes in the value of such revenues. At May 31, 1998, the notional amount hedged was $112,000. In addition, at May 31, 1998, IMS had approximately $63,000 in foreign exchange forward contracts outstanding with various expiration dates through November 1998. Gains and losses on contracts hedging non-functional currency assets and liabilities are not deferred and are included in current income in other income/expense--net.

NOTE 9. ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. Management has not evaluated the effects of this change on the Company's financial statements.

NOTE 10. OPERATIONS BY BUSINESS SEGMENT

In 1997, the Company adopted Statement of Financial Accounting Standard No. 131 "Disclosures About Segments of an Enterprise and Related Information". As required, the Company has restated prior period segment results in order to conform to the new statement. The Company, operating globally in approximately 80 countries, delivers information, software and related services principally through the strategic business segments referenced below.

IMS is the leading global provider of market information and decision-support services to the pharmaceutical and healthcare industries. Emerging Markets includes Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry; CTS, a provider of software applications and development services and Year 2000 and Eurocurrency compliance services; Super Systems Japan, a marketer of financial application software products to the Japanese market; Enterprises, the Company's venture capital unit focused on investments in emerging healthcare businesses; and Pilot Software Inc.("Pilot"), which was sold as of July 31, 1997.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS

NOTE 10. OPERATIONS BY BUSINESS SEGMENT (CONTINUED)

The accounting policies of these reportable segments are the same as those described for the consolidated entity. The Company evaluates the performance of its operating segments based on revenue and operating income.


                                             --------------------------------------      -----------------------------------------
Period Ended June 30, 1998                                 Three Months                                   Six Months
--------------------------                   ---------------------------------------     -----------------------------------------
                                                               Emerging                                    Emerging
                                                 IMS          Markets (1)     Total           IMS         Markets (1)      Total
                                             ---------------------------------------      ----------------------------------------
Operating Revenue                               $249,422        $21,074     $270,496        $472,823        $38,641      $511,464
Segment Operating (Loss)/Income (2)              $(6,914)        $1,685      $(5,229)        $24,012         $2,587       $26,599
General Corporate Expenses (3)                                              $(43,783)                                    $(56,883)

Interest Income (4)                               $2,270            $48       $2,318          $4,400            $80        $4,480
Interest Expense (5)                               $(196)                      $(196)          $(380)                       $(380)
Non-Operating Income/(Expense) - Net
   Gartner Equity Income                                                     $17,320                                      $32,894
   Gain on Gartner Stock   (SAB 51)                                           $5,392                                      $13,379
   Gains from Dispositions - Net                                $12,777      $12,777                        $23,192       $23,192
   Other Expense - Net                                                          $(40)                                       $(890)

-----------------------------------------------------------------------------------------------------------------------------------
(Loss)/Income from Continuing Operations

Before Provision for Income Taxes                                           $(11,441)                                     $42,391
Provision for Income Taxes                                                  $(22,107)                                    $(36,857)
------------------------------------------------------------------------------------------------------------------------------------
(Loss)/Income from Continuing Operations                                    $(33,548)                                      $5,534
Income from Discontinued Operations,
 Net of Income Taxes                                                         $21,088                                      $42,093
------------------------------------------------------------------------------------------------------------------------------------
Net (Loss)/Income                                                           $(12,460)                                     $47,627
------------------------------------------------------------------------------------------------------------------------------------


                                             ---------------------------------------      ------------------------------------------
Period Ended June 30, 1997                                 Three Months                                  Six Months
--------------------------                    ---------------------------------------      -----------------------------------------
                                                            Emerging                                    Emerging
                                                IMS        Markets (1)      Total            IMS       Markets (1)      Total
                                            ------------- -------------- ------------    ------------ -------------- ------------
Operating Revenue                               $229,364        $21,712     $251,076        $439,186        $41,195      $480,381
Segment Operating Income/(Loss)                  $56,356        $(9,912)     $46,444         $93,672       $(18,720)      $74,952
General Corporate Expenses                                                   $(7,089)                                    $(13,989)
Interest Income (4)                                 $785           $(51)        $734          $1,882            $10        $1,892
Interest Expense (5)                               $(141)          $115         $(26)          $(362)          $(14)        $(376)
Non-Operating Income/(Expense) - Net
   Gartner Equity Income                                                     $15,137                                      $30,671
   Gains from Dispositions - Net                                                                             $5,436        $5,436
    Other (Expense)/Income - Net                                               $(504)                                      $1,085

------------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations
Before Provision for Income Taxes                                            $54,696                                      $99,671
Provision for Income Taxes                                                  $(14,629)                                    $(26,233)
------------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                            $40,067                                      $73,438
Income from Discontinued Operations,
 Net of  Income Taxes                                                        $19,988                                      $39,522
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                   $60,055                                     $112,960
------------------------------------------------------------------------------------------------------------------------------------


(See Notes to Operations by Business Segments on next page)

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS

NOTE 10. OPERATIONS BY BUSINESS SEGMENT (CONTINUED)

Notes to Operations by Business Segments:

(1) Excludes intersegment sales in 1998 of $4,173, and $7,907 for the three and six month periods presented, respectively. Excludes intersegment sales in 1997 of $3,267, and $5,754 for the three and six month periods presented, respectively. These sales, primarily from CTS to IMS, are accounted for on a time and materials basis and recognized as the service is performed.

(2) Segment operating income in 1998 includes a one-time in-process research and development write-off of $57,000 for both the three and six months periods presented.

(3) General Corporate Expenses in 1998 include one-time spin-related charges of $30,125 and $35,025 for the three and six month periods presented, respectively. In addition, General Corporate Expenses in 1998 include one-time Walsh acquisition costs of $5,000 for both the three and six month periods presented.

(4) Interest income in 1998 excludes amounts recorded at corporate of $2,453 and $4,389 for the three and six month periods presented, respectively. Interest income in 1997 excludes amounts recorded at corporate of $932 and $3,384 for the three and six month periods presented, respectively.

(5) Interest expense in 1998 excludes amounts recorded at corporate of $16 and $32 for the three and six month periods presented, respectively. Interest expense in 1997 excludes amounts recorded at corporate of $105 and $205 for the three and six month periods presented, respectively.

NOTE 11. COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Where applicable, earlier periods have been restated to conform to the standards set forth in SFAS No. 130. The Company's Comprehensive Income consists of net income, foreign currency translation adjustments and unrealized holding gains/(losses) on securities (see Condensed Consolidated Statements of Comprehensive Income).

Accumulated balances of Cumulative Translation Adjustments and Unrealized Gains/(Losses) on Investments, as of June 30, 1998 are as follows:


                                           Cumulative          Unrealized              Total Other
                                          Translation        Gains/(Losses)           Comprehensive
                                           Adjustment       on Investments(1)             Items
                                          -----------       -----------------         -------------
Balance December 31, 1997 ...............  $(76,771)            $32,650                 $(44,121)
Current Period Change ...................    (9,596)             (3,161)                 (12,757)
                                           --------             -------                 --------
Balance June 30, 1998 ...................  $(86,367)            $29,489                 $(56,878)
                                           ========             =======                 ========

(1) Current period change is principally due to the sale of Enterprises' investments in Aspect Development, Inc. and Pegasus Systems Inc.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS

NOTE 12. SUBSEQUENT EVENT

On July 22, 1998, the Company announced the signing of an agreement in principle to acquire the non-U.S. assets of Pharmaceutical Marketing Services Inc. ("PMSI"), which provides information services to pharmaceutical and healthcare companies in the U.S., Europe and Japan. The agreement supercedes the previous agreement dated March 23, 1998. PMSI will remain an independent company retaining PMSI Scott-Levin and all of its non-operating assets. The transaction which closed on August 5, 1998, is expected to be tax-free to PMSI. Under the terms of the agreement PMSI received approximately 1.2 million shares of IMS Health common stock, valued at approximately $75,000. It is expected that the Company will incur an In-process research and development charge as a result of this transaction.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

This document relates to IMS Health Incorporated ("IMS Health"). The Common stock of IMS Health was distributed by Cognizant Corporation ("Cognizant") to its shareholders on June 30, 1998. Simultaneously with the distribution ("the Distribution") Cognizant changed its name to Nielsen Media Research, Inc. ("Nielsen Media Research"). Notwithstanding the legal form of the distribution, whereby Cognizant spun off IMS Health, for accounting purposes the transaction is accounted for as if Cognizant spun off Nielsen Media Research, Inc. and IMS Health has been deemed the "accounting successor" to Cognizant. The separation created IMS Health as the premier global provider of information solutions to the pharmaceutical and healthcare industries, and established an independent Nielsen Media Research, the leader in electronic audience measurement services. IMS Health consists of IMS ("IMS"), Erisco, Inc. ("Erisco"), Enterprises Associates, Inc. ("Enterprises"), Cognizant Technology Solutions Corporation ("CTS"), SSJ K.K. ("Super Systems Japan"), and an equity investment in Gartner Group, Inc. ("Gartner").

Cognizant received a favorable ruling from the Internal Revenue Service with respect to the tax-free treatment of the transaction in May 1998. Cognizant's Board of Directors on June 15, 1998 approved the final plan, terms and conditions relating to the separation of the company including distribution, tax allocation, employee benefits and other agreements and authorized management to execute the plan of distribution. The Board of Directors declared a dividend to shareholders of record as of the close of business on June 25, 1998 consisting of one share of IMS Health Common Stock for each share of Cognizant Common Stock. The Distribution was effective June 30, 1998.

Pursuant to Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect Nielsen Media Research as discontinued operations.

In connection with the Distribution, Cognizant borrowed $300 million on June 24, 1998, which was used to repay existing intercompany liabilities. This debt remained the obligation of Nielsen Media Research following the spin off. In connection with the Distribution, Cognizant contributed to IMS Health all cash in Cognizant's accounts other than (i) cash required by Cognizant (renamed Nielsen Media Research) to satisfy certain specified obligations and (ii) such additional cash as was necessary for the net borrowings of Cognizant (renamed Nielsen Media Research) to equal $300 million as of the Distribution.

Prior to the Distribution, Cognizant and IMS Health entered into certain agreements that will govern the relationship between Nielsen Media Research and IMS Health subsequent to the Distribution and provide for the allocation of tax, employee benefits and certain other liabilities and obligations arising from periods prior to the Distribution. Among other things, the agreements set forth principles to be applied in allocating certain Distribution-related costs and specify portions of contingent liabilities to be shared if certain amounts are exceeded.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Following the Distribution, IMS Health does not have any ownership interest in Nielsen Media Research (other than 800,000 shares of Nielsen Media Research Common Stock which IMS Health will own as a result of Cognizant Stock held by a subsidiary of IMS Health and which IMS Health intends to sell).

Cognizant acquired Walsh International, Inc. ("Walsh") on June 24, 1998. The total purchase price of the acquisition was $194,123, including $167,523 of common stock, $9,521 of stock options to be issued and $17,079 of accrued acquisition and integration costs. Under terms of the Walsh acquisition agreement, Walsh shareholders received .3041 shares of Cognizant Corporation common stock per Walsh share (or, based on a Cognizant share price of $51.79, consideration of approximately $167,523). Walsh had 10.6 million of shares outstanding. Cognizant issued 3,234,533 shares from treasury stock to consummate the Walsh acquisition. The acquisition and integration costs consist of severance of $3,276, lease terminations of $2,569 and other direct acquisition and integration costs of $11,234. These acquisition and integration costs are incremental to other costs and were incurred as a direct result of the plan to exit certain activities as part of the overall integration effort (i.e., severance costs related to Walsh employees) and certain contractual cancellation costs (i.e., Walsh leases). The impact of the acquisition on results of operations, other than the charge for In-Process Research and Development, had it occurred January 1, 1998 or 1997 would be immaterial.

CTS effected an initial public offering ("the CTS IPO") of 2,917,000 shares of Class A Common Stock, par value $0.01 per share, of CTS (3,354,550 including the underwriters' over-allotment option granted by Cognizant) on June 19, 1998. Of such shares, 2,500,000 were offered by CTS and 417,000 shares were offered by Cognizant. Of the total proceeds, CTS used approximately $6.5 million to repay intercompany debt owed to Cognizant. Cognizant's interest in CTS was transferred to the Company in the Distribution. After completion of the offering, the Company holds 66.7% of the outstanding stock of CTS and accordingly, will continue to consolidate CTS results within its financial statements. Any minority interest is captured on the Statement of Financial Position in the minority interest line. The transaction (other than the over-allotment option) closed on June 24, 1998 and resulted in a one-time gain of $12,777, which is a SAB 51 gain, representing the Company's portion due to the Distribution. The underwriters over-allotment option was exercised during the third quarter. The Company expects to recognize a gain from the this sale, which reduces ownership to 61.9%. CTS's Class A Common Stock is listed on the NASDAQ National Market under the symbol "CTSH".

In September 1997, the Company's voting interest in Gartner fell below 50% as a result of the exercise of Gartner employee stock options and employee stock purchases. Accordingly, effective January 1, 1997, the Company has deconsolidated Gartner (the "Gartner Deconsolidation") and is accounting for its ownership interest under the equity basis.

Revenue for the second quarter increased by 7.7% to $270,496 from $251,076 for the second quarter of the prior year. Consolidated first-half revenue increased 6.5% to $511,464 from $480,381 for the comparable period a year ago. Revenue growth for the quarter and the first-half was held down by the absence of revenues from Pilot Software Inc. ("Pilot") since its divestiture and the impact of a stronger U.S. dollar. Adjusting for these items, revenue for the second

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

quarter and first half of 1998 increased by 14.2% and 14.4%, respectively. This increase reflected double-digit constant dollar revenue growth at IMS, Erisco and CTS. The impact of a stronger U.S. dollar decreased reported revenue by approximately 3% in the second quarter and 4% for the first-half, including the impact of gains related to the Company's hedging strategy.

Operating losses for the second quarter were ($49,012), a decrease of 224.5% from operating income of $39,355 for the second quarter of the prior year. Operating losses in the second quarter include Year 2000 costs of $12,330; one-time spin-related charges of $30,125; and an in-process research and development write-off of $57,000 and one-time charge of $5,000 related to the Walsh acquisition.

Consolidated first-half operating losses were ($30,284), a decrease of 149.7% from operating income of $60,963 for the comparable period a year ago. First-half operating losses include Year 2000 costs of $22,301; one-time spin-related charges of $35,025; and a research and development write-off of $57,000 and one-time charge of $5,000 related to the Walsh acquisition.

Adjusting for these items and the impact of a stronger U.S. dollar, operating income for the second quarter and the first-half of 1998 increased by 54.0% and 59.7%, respectively. Adjusted operating income growth outpaced revenue growth primarily due to the absence of Pilot operating losses since its divestiture. The impact of a stronger U.S. dollar decreased adjusted operating income growth by approximately 13% in the second quarter and 14% for the first-half, including the impact of gains related to the Company's hedging strategy.

Non-operating income-net for the second quarter was $37,571 compared with $15,341 for the second quarter of the prior year. This increase is primarily related to realizing gains in 1998 related to the CTS IPO gain of $12,777, and recording a pre-tax unrealized gain on Gartner stock of $5,392 corresponding to the net increase in the value of the Company's investment in Gartner ("SAB 51 Gain").

Non-operating income-net for the first-half was $72,675 compared with $38,708 for the comparable period a year ago. This increase is primarily related to realizing higher gains in 1998 on the sale of Enterprises' investments of $10,415 compared with 1997 gains of $5,436, the CTS IPO gain of $12,777, and recording a pre-tax SAB 51 gain on Gartner stock of $13,379 corresponding to the net increase in the value of the Company's investment in Gartner ; partially offset by recording, within Gartner equity income, the Company's share of an in-process research and development write-off at Gartner of $2,998.

The Company's effective tax rate was 193.2% for the second quarter of 1998, compared with an effective tax rate of 26.8% in the comparable period of the prior year. The second quarter 1998 effective tax rate was impacted by a one-time spin-related charge of $30,125 and a research and development write-off of $57,000 and one-time charge of $5,000 related to the Walsh acquisition. These items did not give rise to a tax benefit. Excluding these items, the Company's effective tax rate was 27.4% for the second quarter of 1998.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company's effective tax rate was 87.0% for the first-half of 1998, compared with an effective tax rate of 26.3% in the comparable period of the prior year. Excluding the after-tax impact of the one-time spin-related charges and a research and development write-off and one-time charge related to the Walsh acquisition, the effective tax rate from operations for the first-half of 1998 was 27.4%.

Losses from continuing operations in the second quarter of 1998 were ($33,548), compared with income from continuing operations of $40,067 in the second quarter of the prior year, a decrease of 183.7%. Excluding the after-tax impact of the SAB51 Gain, the CTS IPO gain, Year 2000 costs, the one-time spin-related charges the in-process research and development write-off and one-time charges related to the Walsh acquisition, income from continuing operations increased 35.6% to $54,338 in 1998.

Income from continuing operations for the first-half of 1998 was $5,534, compared with $73,438 in the first-half of the prior year, a decrease of 92.5%. Excluding the after-tax impact of gains associated with Enterprises' investments, the SAB51 Gain, the CTS IPO gain, Year 2000 costs, the one-time spin-related charges and the in-process research and development write-off and one-time charges related to the Walsh acquisition, income from continuing operations increased 34.0% to $93,034 in 1998.

Income from discontinued operations net of income taxes in the second quarter of 1998 was $21,088, compared with $19,988 in the second quarter of the prior year. Income from discontinued operations net of income taxes in the first-half of 1998 was $42,093, compared with $39,522 in the first-half of the prior year. Income from discontinued operations net of income taxes represents the results of Nielsen Media Research.

The Company's net loss for the second quarter of 1998 was ($12,460), a decrease of 120.7% from net income of $60,055 in the second quarter of the prior year. Excluding the after-tax impact of Year 2000 costs, the one-time spin-related charges, the in-process research and development write-off, the one-time acquisition costs, the SAB 51 Gain, and the CTS IPO gain, net income for the quarter increased 25.6%.

The Company's net income for the first-half of 1998 decreased 57.8% to $47,627 from $112,960 in the first-half of the prior year. Excluding the after-tax impact of Year 2000 costs, the one-time spin-related charges, the in-process research and development write-off, the one time acquisition costs, the SAB 51 Gain, and gains associated with Enterprises' investments and the CTS IPO gain, net income for the quarter increased 24.1%.

Basic loss per share from continuing operations in the second quarter of 1998 was ($.21), a decrease of 187.5% from earnings per share of $.24 in the second quarter of the prior year. Excluding the after-tax impact of the previously identified one-time items, basic earnings per share for the quarter increased 37.5%.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Basic earnings per share from continuing operations in the first-half of 1998 decreased 93.2% to $.03 from $.44 in the first-half of the prior year. Excluding the after-tax impact of the previously identified one-time items, basic earnings per share for the quarter increased 39.0%.

RESULTS BY BUSINESS SEGMENT

As discussed in Note 10, in 1997 the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which changes the way public companies report information about segments. As required, the Company has restated the prior period in order to conform to the 1998 presentation.

IMS is the leading global provider of market information and decision-support services to the pharmaceutical and healthcare industries. IMS revenue for the second quarter of 1998 increased 8.7% to $249,422 from $229,364 in the second quarter of the prior year. Adjusting for the impact of a stronger U.S. dollar, revenue for the second quarter 1998 increased by 11.6%. IMS revenue growth benefited from strong performance of its sales management products in North America, and from increased usage of the Global Services Midas database by international pharmaceutical companies. Losses from IMS for the second quarter were ($6,914), a decrease of 112.3% from operating income of $56,356 in the second quarter of the prior year. Operating income in the second quarter of 1998 includes $12,330 of costs related to Year 2000 and a research and development write-off of $57,000. Excluding these costs and the impact of a stronger U.S. dollar, operating income for the second quarter of 1998 increased 17.4%.

IMS revenue for the first-half of 1998 increased 7.7% to $472,823 from $439,186 in the first-half of the prior year. Adjusting for the impact of a stronger U.S. dollar, revenue for the first-half of 1998 increased by 12.1%. IMS operating income for the first-half of 1998 decreased 74.4% to $24,012 from $93,672 in the first-half of the prior year. Operating income in the first-half of 1998 includes $22,301 of costs related to Year 2000 and a research and development write-off of $57,000. Excluding these costs and the impact of a stronger U.S. dollar, operating income for the first-half of 1998 increased 17.3%.

Emerging Markets includes Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry; CTS, a provider of software applications and development services and Year 2000 and Eurocurrency compliance services; Super Systems Japan, a marketer of financial application software products to the Japanese market; Enterprises, the Company's venture capital unit, focused on investments in emerging healthcare businesses; and Pilot which was sold as of July 31, 1997.

Emerging Markets revenue for the second quarter of 1998 decreased 2.9% to $21,074 from $21,712 in the second quarter of the prior year. This decrease was primarily due to the absence of revenues from Pilot since its divestiture. Excluding the effect of Pilot and the impact of a stronger U.S. dollar, revenue for the second quarter of 1998 increased 56.9%, primarily due to strong

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS BY BUSINESS SEGMENT (CONTINUED)

growth at CTS and Erisco. Emerging Markets operating income for the second quarter of 1998 increased to $1,685 from an operating loss of $9,912 in the second quarter of the prior year. This increase was primarily due to the absence of losses from Pilot since its divestiture.

Emerging Markets revenue for the first-half of 1998 decreased 6.2% to $38,641 from $41,195 in the first-half of the prior year. This decrease was primarily due to the absence of revenues from Pilot since its divestiture. Excluding the effect of Pilot and the impact of a stronger U.S. dollar, revenue for the first-half of 1998 increased 54.1%.

Emerging Markets operating income for the first-half of 1998 increased to $2,587 from an operating loss of $18,720 in the first half of the prior year. This increase was primarily due to the absence of losses from Pilot since its divestiture.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Net cash provided by operating activities totaled $78,359 for the six months ended June 30, 1998 compared with $86,940 for the comparable period in 1997. The decrease of $8,581 principally reflects lower net income in 1998 and a lower increase in deferred revenues ($17,351). These decreases were partially offset by a decrease in accounts receivable in 1998 compared with an increase in 1997 ($15,322), an increase in accrued income taxes in 1998 compared with a decrease in 1997 ($22,177), and a lower increase in Other Working Capital items ($12,677).

Net cash (used in) investing activities totaled $(19,316) for 1998 compared with ($46,317) for the comparable period in 1997. The increase of $27,001 is principally due to higher proceeds from the sale of investments in 1998 as compared with 1997 ($16,161) and cash from companies acquired in stock purchases ($9,480).

Net cash provided by/(used in) financing activities totaled $355,146 for the six months ended June 30, 1998 compared with ($110,801) for the comparable period in 1997. The increase in cash provided by financing activities of $465,947 was primarily due to proceeds from the debt assumed by Nielsen Media Research ($300,000), lower cash payments for the purchase of treasury shares ($196,755) and higher proceeds from the exercise of stock options in 1998 ($43,232), as compared with 1997 ($4,345). These increases were partially offset by the absence of minority interest financing in 1998 ($100,000).

CHANGES IN FINANCIAL POSITION AT JUNE 30, 1998 COMPARED TO DECEMBER 31, 1997

CASH & CASH EQUIVALENTS increased to $702,550 at June 30, 1998, from $312,442 at December 31, 1997, primarily reflecting the proceeds from bank borrowings assumed by Nielsen Media Research ($300,000), proceeds from the sale of investments ($23,165), proceeds from the CTS IPO ($27,128), and proceeds from exercise of stock options ($43,232).

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

CHANGES IN FINANCIAL POSITION AT JUNE 30, 1998 COMPARED TO DECEMBER 31, 1997 (CONTINUED)

INVESTMENT IN GARTNER GROUP increased to $228,674 at June 30, 1998, from $195,695 at December 31, 1997, reflecting equity income-net of taxes ($19,600) and a gain on the sale of Gartner stock ($13,379).

GOODWILL increased to $219,420 at June 30, 1998, from $87,430 at December 31, 1997, primarily reflecting the Walsh acquisition ($124,773).

ASSETS FROM DISCONTINUED OPERATIONS decreased to $0 at June 30, 1998, from $122,778 at December 31, 1997, due to the distribution of Nielsen Media Research.

ACCRUED INCOME TAXES increased to $60,235 at June 30, 1998, from $52,696 at December 31, 1997, primarily reflecting a higher tax provision in 1998.

DEFERRED REVENUE increased to $130,068 at June 30, 1998, from $110,768 at December 31, 1997, primarily reflecting higher sales at IMS and the inclusion of Walsh.

SHAREHOLDERS' EQUITY increased to $1,147,858 at June 30, 1998, from $801,570 at December 31, 1997, primarily reflecting the issuance of stock in connection with acquisitions ($168,937), the proceeds of bank borrowings net of the dividend of Nielsen Media Research's net liability ($112,000), net income ($47,627), and proceeds from stock option exercises ($43,232). These increases were partially offset by cash dividends paid ($9,813), currency translation adjustments ($9,596) and treasury share repurchases (7,809).

ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. Management has not evaluated the effects of this change on the Company's financial statements.

IMS HEALTH INCORPORATED

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

    10   Material Contracts:
     .1 Distribution Agreement between Cognizant and IMS Health Incorporated dated as of June 30, 1998.
     .2 Tax Allocation Agreement between Cognizant and IMS Health Incorporated dated as of June 30, 1998.
     .3 Employee Benefits Agreement between Cognizant Corporation and IMS Health Incorporated dated as of June 30, 1998.
     .4 Amended and Restated Transition Services Agreement between The Dun & Bradstreet Corporation, The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation, and Gartner Group, Inc. dated as of June 30, 1998.
     .5  Undertaking of IMS Health Incorporated dated as of  June 29, 1998.
     .6 Distribution Agreement among Cognizant Corporation, The Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.1 to Cognizant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).
     .7 Tax Allocation Agreement among Cognizant Corporation, The Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.2 to Cognizant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).
     .8 Employee Benefits Agreement among Cognizant Corporation, The Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.3 to Cognizant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).
     .9 Indemnity and Joint Defense Agreement among Cognizant Corporation, The Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.4 to Cognizant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).
     .10 TAM Master Agreement between Cognizant Corporation and ACNielsen
         Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.5 to Cognizant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).
     27  Financial Data Schedules.

    (b)  Reports on 8-K:

         A report on Form 8-K was filed on June 30, 1998 to report under Item 5, Other Events, pursuant to Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations--Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions; and Item 7, Financial Statements to present the consolidated financial statements and associated notes of the Company to reflect Nielsen Media as a discontinued operation.

         A report on Form 8-K/A was filed on June 30, 1998 to report under Item 5, Other Events, and Item 7, Financial Statements

         A report on Form 8-K/A-1 was filed on July 23, 1998 to report under
         Item 5, Other Events, and Item 7, Financial Statements

         A report on Form 8-K/A-2 was filed on July 23, 1998 to report under
         Item 5, Other Events, and Item 7, Financial Statements

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               IMS Health Incorporated



Date: August 13, 1998          By:   /s/ JAMES C. MALONE
                                  ------------------------------------------
                                  James C. Malone
                                  Senior Vice President - Finance & Controller