Form 10-Q
period 1998-09-30
IMS HEALTH INC
filed 1998-11-16
CIK 1058083

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

For the quarterly period ended SEPTEMBER 30, 1998
                               ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          TITLE OF CLASS                         SHARES OUTSTANDING
          COMMON STOCK,                         AT SEPTEMBER 30, 1998
     ------------------------                   ---------------------
     par value $.01 per share                        160,156,033

================================================================================

                             IMS HEALTH INCORPORATED

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                            PAGE(S)
-----------------------------                                            -------
Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
   Three Months Ended September 30, 1998 and 1997 .......................   3
   Six Months Ended September 30, 1998 and 1997 .........................   4

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
   Three Months Ended September 30, 1998 and 1997 .......................   5
   Six Months Ended September 30, 1998 and 1997 .........................   5

Condensed Consolidated Statements of Financial Position (Unaudited)
   September 30, 1998 and December 31, 1997 .............................   6

Condensed Consolidated Statements of Cash Flows (Unaudited)
   Six Months Ended September 30, 1998 and 1997 .........................   7

Notes to Condensed Consolidated Financial Statements (Unaudited) ........  8-18

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ............................. 19-29

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ................................  30

SIGNATURES ..............................................................  31

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM I. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             Three Months Ended
                                                                                               September 30,
                                                                                     --------------------------------
                                                                                          1998               1997
                                                                                     -------------      -------------

Operating Revenue ................................................................   $     283,606      $     251,130

Operating Costs ..................................................................         112,364            106,332
Selling and Administrative Expenses ..............................................          87,468             65,602
Direct Acquisition Integration Costs .............................................          43,019                  0
Depreciation and Amortization ....................................................          24,228             20,022
Acquired In-Process Research and Development .....................................           9,200                  0
                                                                                     -------------      -------------

Operating Income .................................................................           7,327             59,174

Interest Income ..................................................................           7,241              3,141
Interest Expense .................................................................            (335)               (89)
Gartner Equity Income ............................................................          15,970             13,758
Gain from Stock Sale by Gartner ..................................................           1,459                706
Gains from Dispositions, Net .....................................................          12,047              3,955
Other Expense - Net ..............................................................          (3,441)              (212)
                                                                                     -------------      -------------
Non-Operating Income - Net .......................................................          32,941             21,259

Income from Continuing Operations,

Before Provision for Taxes .......................................................          40,268             80,433
Provision for Income Taxes .......................................................         (12,978)           (23,116)
                                                                                     -------------      -------------
Income from Continuing Operations ................................................          27,290             57,317
Income from Discontinued Operations, Net of Income Tax Provision
of $8,251 for September 30, 1997 .................................................               0             19,749
                                                                                     -------------      -------------
Net Income .......................................................................   $      27,290      $      77,066
                                                                                     =============      =============

Earnings Per Share of Common Stock:
Basic

Income from Continuing Operations ................................................   $        0.17      $        0.35
Income from Discontinued Operations ..............................................                               0.12
                                                                                                                 0.00
                                                                                     -------------      -------------
Basic Earnings Per Share .........................................................   $        0.17      $        0.47
Diluted
Income from Continuing Operations ................................................   $        0.16      $        0.34
Income from Discontinued Operations ..............................................            0.00               0.12
                                                                                     -------------      -------------
Diluted Earnings Per Share .......................................................   $        0.16      $        0.46

Average Number of Shares Outstanding - Basic .....................................     164,051,000        163,146,000

Dilutive Effect of Shares Issuable During the Period Under Stock Option Plans ....       4,055,000          3,146,000
Adjustment of Shares to Reflect Options Exercised and Cancelled During the Period          734,000            151,000
                                                                                     -------------      -------------
Average Number of Shares Outstanding - Diluted ...................................     168,840,000        166,443,000
                                                                                     =============      =============

             See accompanying notes to the condensed consolidated financial statements (unaudited)

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                     ---------------------------------------
                                                                                            1998                1997
                                                                                     -------------------  ------------------
Operating Revenue ..................................................................  $     795,070      $     731,511

Operating Costs ....................................................................        391,819            322,797
Selling and Administrative Expenses ................................................        244,560            219,520
Depreciation and Amortization ......................................................         67,429             69,057
Acquired In-Process Research and Development .......................................         66,200                  0
Direct Acquisition Integration Costs ...............................................         48,019                  0
                                                                                      -------------      -------------

Operating (Loss)/Income ............................................................        (22,957)           120,137

Interest Income ....................................................................         16,110              8,417
Interest Expense ...................................................................           (747)              (670)
Gartner Equity Income ..............................................................         48,864             44,429
Gain from Stock Sale by Gartner ....................................................         14,838                706
Gain on Issuance of Subsidiary Stock ...............................................         12,777                  0
Gains from Dispositions, Net .......................................................         22,462              9,391
Other Expense - Net ................................................................         (8,688)            (2,306)
                                                                                      -------------      -------------
Non-Operating Income - Net .........................................................        105,616             59,967
Income from Continuing Operations, Before Provision for Taxes ......................         82,659            180,104
Provision for Income Taxes .........................................................        (49,835)           (49,349)
                                                                                      -------------      -------------
Income from Continuing Operations ..................................................         32,824            130,755
Income from Discontinued Operations, Net of Income Tax Provision of $15,887 and
$22,369 for nine months ended September 30, 1998 and 1997, respectively ............         42,093             59,271
                                                                                      -------------      -------------
Net Income .........................................................................  $      74,917      $     190,026
                                                                                      =============      =============

Earnings Per Share of Common Stock:
Basic

Income from Continuing Operations ..................................................  $        0.20      $        0.79
Income from Discontinued Operations ................................................           0.26               0.35
                                                                                      -------------      -------------
Basic Earnings Per Share ...........................................................  $        0.46      $        1.14

Diluted

Income from Continuing Operations ..................................................  $        0.19      $        0.78
Income from Discontinued Operations ................................................           0.25               0.35
                                                                                      -------------      -------------
Diluted Earnings Per Share .........................................................  $        0.44      $        1.13

Average Number of Shares Outstanding - Basic .......................................    163,237,000        166,148,000
Dilutive Effect of Shares Issuable During the Period Under Stock Option Plans ......      3,216,000          1,302,000
Adjustment of Shares to Reflect Options Exercised and Cancelled During the Period ..      2,110,000            289,000
                                                                                      =============      =============
Average Number of Shares Outstanding - Diluted .....................................    168,563,000        167,739,000
                                                                                      =============      =============

             See accompanying notes to the condensed consolidated financial statements (unaudited)

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                           ------------------------
                                                                                             1998           1997
                                                                                           ---------      ---------
Net Income ............................................................................    $  27,290      $  77,066


Other Comprehensive Income/(Loss), net of tax:

Foreign Currency Translation Adjustments ..............................................          175         (2,965)

Unrealized (Losses)/Gains on Securities:
Unrealized Holding (Losses)/Gains Arising During the Period (Net of tax
benefit/(expense) of  $502 and  ($6,584) in 1998 and 1997, respectively) ..............       (1,329)        18,030
Less: reclassification adjustment for gains included in Net Income (Net of tax
Expense of  ($2,302) and  ($8,033) in 1998 and 1997, respectively) ....................       (6,100)       (22,488)
                                                                                           ---------      ---------
Net Unrealized Losses .................................................................       (7,429)        (4,458)
                                                                                           ---------      ---------
Other Comprehensive Loss ..............................................................       (7,254)        (7,423)
                                                                                           ---------      ---------
Comprehensive Income ..................................................................    $  20,036      $  69,643
                                                                                           =========      =========

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                           ------------------------
                                                                                             1998           1997
                                                                                           ---------      ---------

Net Income ............................................................................    $  74,917      $ 190,026

Other Comprehensive Income/(Loss), net of tax:

Foreign Currency Translation Adjustments ..............................................       (9,421)       (45,449)

Unrealized (Losses)/Gains on Securities:

Unrealized Holding (Losses)/Gains Arising During the Period (Net of tax
benefit/(expense) of  $2,440 and ($6,025) in 1998 and 1997, respectively) .............       (6,464)        16,867
Less: Reclassification Adjustment for Realized Gains included in Net Income (net
of tax expenses  of  ($1,557) and ($8,403) in 1998 and 1997, respectively) ............       (4,126)       (23,522)
                                                                                           ---------      ---------
Net Unrealized Losses .................................................................      (10,590)        (6,655)
                                                                                           ---------      ---------
Other Comprehensive Loss ..............................................................      (20,011)       (52,104)
                                                                                           ---------      ---------
Comprehensive Income ..................................................................    $  54,906      $ 137,922
                                                                                           =========      =========

             See accompanying notes to the condensed consolidated financial statements (unaudited)

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)

                                                                            September 30,      December 31,
                                                                                1998              1997
                                                                            -------------      ------------
ASSETS

Current Assets
   Cash and Cash Equivalents ............................................... $  312,245        $  312,442
   Accounts Receivable-Net .................................................    245,947           251,623
   Other Current Assets ....................................................     73,056            65,692
                                                                             ----------        ----------
       Total Current Assets ................................................    631,248           629,757
                                                                             ----------        ----------

Investment in Gartner Group ................................................    238,551           195,695
Marketable Securities and Other Investments ................................    104,945           109,712
Property, Plant and Equipment-Net ..........................................    177,741           178,533
Other Assets-Net
   Computer Software .......................................................    104,199            99,175
   Goodwill ................................................................    330,162            87,430
   Other Assets ............................................................     69,509            79,009
                                                                             ----------        ----------
       Total Other Assets-Net ..............................................    503,870           265,614
                                                                             ----------        ----------
Net Assets from Discontinued Operations ....................................          0           122,778
                                                                             ----------        ----------
Total Assets ............................................................... $1,656,355        $1,502,089
                                                                             ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Accounts and Notes Payable .............................................. $   91,800        $   44,441
   Accrued and Other Current Liabilities ...................................    269,081           189,384
   Accrued Income Taxes ....................................................     56,946            52,696
   Deferred Revenues .......................................................    145,169           110,768
                                                                             ----------        ----------
       Total Current Liabilities ...........................................    562,996           397,289
Postretirement and Postemployment Benefits .................................     44,546            38,082
Deferred Income Taxes ......................................................     86,951            92,153
Minority Interests .........................................................    114,811           101,209
Other Liabilities ..........................................................     78,213            71,786
                                                                             ----------        ----------

Total Liabilities ..........................................................    887,517           700,519
                                                                             ----------        ----------

Shareholders' Equity .......................................................    768,838           801,570
                                                                             ----------        ----------

Total Liabilities and Shareholders' Equity ................................. $1,656,355        $1,502,089
                                                                             ==========        ==========

        See accompanying notes to the condensed consolidated financial statements (unaudited).

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   ---------------------------
                                                                                      1998             1997
                                                                                   ------------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ....................................................................    $  74,917         $ 190,026
Less Income from Discontinued Operations ......................................      (42,093)          (59,271)
                                                                                   ---------         ---------
Income from Continuing Operations .............................................       32,824           130,755
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization .............................................       67,429            69,057
    Gains on Issuance of Subsidiary Stock .....................................      (12,777)                0
    Gains from Sale of Investments, Net .......................................      (22,462)           (9,391)
    Acquired In-Process Research & Development ................................       66,200                 0
    Direct Acquisition Integration costs ......................................       48,019                 0
    Postemployment Benefit Payments ...........................................       (2,748)           (7,058)
    Non-recurring Charge Payments .............................................       (2,835)           (4,278)
    Net Decrease in Accounts Receivable .......................................       29,790            22,527
    Net Increase in Deferred Revenues .........................................       14,161            31,490
    Gartner Group Equity Income, Net of Taxes .................................      (27,884)          (25,956)
    Gain from Stock Sale by Gartner ...........................................      (14,838)             (706)
    Minority Interest Expense .................................................        7,012             2,690
    Deferred Income Taxes .....................................................        1,118            22,038
    Net Increase (Decrease) in Accrued Income Taxes ...........................        6,151            (2,440)
    Net (Increase) in Other Working Capital Items .............................      (33,601)          (29,700)
                                                                                   ---------         ---------
Net Cash Provided by Operating Activities .....................................      155,559           199,028
                                                                                   ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Acquisitions of Businesses .......................................       (2,938)                0
Cash of Companies Acquired in Stock Purchases .................................       11,895                 0
Proceeds from Sale of Investments .............................................       42,432            43,601
Capital Expenditures ..........................................................      (20,375)          (34,058)
Additions to Computer Software ................................................      (33,035)          (25,867)
Additions to Other Assets .....................................................      (12,393)          (17,281)
(Increase) Decrease in Investments ............................................      (20,705)              268
Other .........................................................................        4,369            (3,713)
                                                                                   ---------         ---------
Net Used in Investing Activities ..............................................      (30,750)          (37,050)
                                                                                   ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for Purchase of Treasury Shares ......................................     (510,867)         (302,011)
Proceeds from Exercise of  Stock Options ......................................       61,638            11,365
Proceeds from Issuance of Subsidiary Stock ....................................       27,128                 0
Payments of Dividends .........................................................      (14,805)          (15,008)
Employee Stock Purchase Plan ..................................................        3,403               782
Proceeds from Debt assumed by Nielsen Media Research ..........................      300,000                 0
Minority Interest Financing ...................................................            0           100,000
Other .........................................................................       33,288              (721)
                                                                                   ---------         ---------
Net Cash Used in Financing Activities .........................................     (100,215)         (205,593)
                                                                                   ---------         ---------
Change of Gartner Group to Equity Basis .......................................            0          (123,697)
Effect of Exchange Rate Changes on Cash and Cash Equivalents ..................       (7,618)          (10,169)
Cash Flow from Discontinued Operations ........................................      (17,173)           31,210
                                                                                   ---------         ---------
Decrease in Cash and Cash Equivalents .........................................         (197)         (146,271)
Cash and Cash Equivalents, Beginning of Period ................................      312,442           422,963
                                                                                   ---------         ---------

Cash and Cash Equivalents, End of Period ......................................    $ 312,245         $ 276,692
                                                                                   =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest ......................................    $     747         $     670
Cash paid during the period for income taxes ..................................    $  65,313         $  61,309
Non-Cash Investing Activities:
Stock Issued in Connection with Acquisitions ..................................    $ 243,854              --

        See accompanying notes to the condensed consolidated financial statements (unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes of Cognizant Corporation in the 1997 Annual Report On Form 10-K and IMS Health Incorporated (the "Company" or "IMS Health") on the Form 8K/A-2 filed July 22, 1998. Accordingly, the accompanying condensed consolidated financial statements do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Certain prior-period amounts have been reclassified to conform with the 1998 presentation.

NOTE 2. BASIS OF PRESENTATION

This document relates to IMS Health. The Common Stock of IMS Health was distributed by Cognizant Corporation ("Cognizant") to its shareholders on June 30, 1998. Simultaneously with the distribution (the "Distribution"), Cognizant changed its name to Nielsen Media Research, Inc. ("Nielsen Media Research"). Notwithstanding the legal form of the distribution, whereby Cognizant spun off IMS Health, for accounting purposes the transaction is accounted for as if Cognizant spun off Nielsen Media Research and IMS Health has been deemed the "accounting successor" to Cognizant. The separation created IMS Health as the premier global provider of information solutions to the pharmaceutical and healthcare industries, and established an independent Nielsen Media Research, the leader in electronic audience measurement services. IMS Health consists of the operations of the Company and various operating subsidiaries including Erisco, Inc. ("Erisco"), Enterprise Associates, Inc. ("Enterprises"), Cognizant Technology Solutions Corporation ("CTS"), SSJ K.K. ("Super Systems Japan"), and an equity investment in Gartner Group, Inc. ("Gartner").

Cognizant received a favorable ruling from the Internal Revenue Service with respect to the tax-free treatment of the Distribution in May 1998. Cognizant's Board of Directors on June 15, 1998 approved the final plan, terms and conditions relating to the separation of the company including distribution, tax allocation, employee benefits and other agreements and authorized management to execute the plan of distribution. The Board of Directors declared a dividend to shareholders of record as of the close of business on June 25, 1998 consisting of one share of IMS Health Common Stock for each share of Cognizant Common Stock. The Distribution was effective June 30, 1998.

In connection with the Distribution, Cognizant borrowed $300 million on June 24, 1998, which was used to repay existing intercompany liabilities. This debt remained the obligation of Nielsen Media Research following the Distribution. In connection with the Distribution, Cognizant contributed to IMS Health all cash in Cognizant's accounts other than (i) cash required by Cognizant (renamed Nielsen Media Research) to satisfy certain specified obligations and (ii) such additional cash as was necessary for the net borrowings of Cognizant (renamed Nielsen Media Research) to equal $300 million as of the Distribution.

Prior to the Distribution, Nielsen Media Research and IMS Health entered into certain agreements that will govern the relationship between Nielsen Media Research and IMS Health subsequent to the Distribution and provide for the allocation of tax, employee benefits and certain other liabilities and

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

NOTE 2. BASIS OF PRESENTATION (CONTINUED)

obligations that may arise from periods prior to the Distribution. Among other things, the agreements set forth principles to be applied in allocating certain Distribution-related costs and specify portions of contingent liabilities to be shared if certain amounts are exceeded (including certain liabilities that may arise in connection with the 1996 spin-off of Cognizant from The Dun and Bradstreet Corporation ("D&B")).

Pursuant to Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect Nielsen Media Research as discontinued operations for periods up to and including June 30, 1998 and reflects the Distribution which occurred on June 30, 1998.

Summarized data for discontinued operations is as follows (dollar amounts in thousands):

Results of Operations                                       (Unaudited)                             (Unaudited)
                                                 Three Months Ended September 30,         Nine Months Ended September 30,
                                                 --------------------------------       ---------------------------------
                                                      1998             1997                 1998 (1)              1997
                                                 --------------------------------       ---------------------------------
Operating Revenue .............................        --           $   89,911            $  193,996         $  263,366
Income Before Provision for Income Taxes ......        --               28,000                57,980             81,640
                                                 ================================       =================================
Income from Discontinued Operations,
Net of Income Taxes ...........................        --           $   19,749            $   42,093         $   59,271
                                                 ================================       =================================

(1) Includes Nielsen Media Research results through the date of the spin.

Net Assets of Discontinued Operations

                                                   December 31, 1997
                                                   -----------------
Current Assets ..................................     $   64,655
Property Plant & Equipment ......................         55,050
Computer Software ...............................         43,093
Deferred Charges ................................         16,299
Other Assets ....................................         21,112
Current Liabilities .............................       (43,921)
Other Liabilities ...............................       (33,510)
                                                      ===========
Net Assets of Discontinued Operations ...........     $  122,778
                                                      ===========

As of September 30, 1998, IMS Health does not have any ownership interest in Nielsen Media Research .

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Estimates are used for: allowance for uncollectible accounts receivable, depreciation and amortization, capitalized software costs, employee benefit plans, taxes, restructuring reserves, preliminary purchase price allocations and contingencies.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

NOTE 3. INVESTMENTS

In the third quarter of 1997, the Company's voting interest in Gartner fell below 50% as a result of the exercise of Gartner employee stock options and employee stock purchases. Accordingly, effective January 1, 1997, the Company has deconsolidated Gartner and is accounting for its ownership interest under the equity basis.

The Company recognizes as income any gains or losses related to the sale or issuance of stock by a consolidated subsidiary or a company accounted for under the equity basis ("SAB 51 Gain"). In the third quarter of 1998, proceeds from the issuance of shares to Gartner employees, including associated tax benefits, increased Gartner's equity by $5,474 and reduced the Company's ownership interest by less than 1% to approximately 47% at September 30, 1998. Accordingly, the Company recognized a pre-tax unrealized gain on Gartner stock of $1,459 corresponding to the net increase in the value of its underlying investment in Gartner. In addition, Gartner equity income for the third quarter includes the Company's share of the pre-tax loss from the sale of Gartner Group Learning of $932.

See Note 13. Subsequent Events.

NOTE 4. DISPOSITIONS

During the third quarter of 1998, the Company recorded a $12,047 pre-tax net gain principally reflecting the sale of its investments in Aspect Development, Inc., and MediQual, Inc. which were part of Enterprises portfolio and sale of stock holdings in CTS (see Note 5 Public Offering of a Subsidiary).
These sales generated cash proceeds of $19,267.

NOTE 5. PUBLIC OFFERING OF A SUBSIDIARY

CTS effected an initial public offering (the "CTS IPO") of 2,917,000 shares of Class A Common Stock, par value $0.01 per share, of CTS (3,354,550 including the underwriters' over-allotment option granted by Cognizant) on June 19, 1998. Of such shares, 2,500,000 were offered by CTS and 417,000 shares were offered by Cognizant. Of the total proceeds, CTS used approximately $6.5 million to repay intercompany debt owed to Cognizant. Cognizant's interest in CTS was transferred to the Company in the Distribution. After the initial offering, the Company held approximately 67.0% of the outstanding stock of CTS and accordingly, continues to consolidate CTS results within its financial statements. Any minority interest is captured on the Statement of Financial Position in the minority interest line. The initial closing was on June 24, 1998 with the Company's allocable portion of a SAB 51 Gain being $12,777 (the "CTS IPO Gain"). The underwriters' over-allotment option of 437,550 Shares was exercised in full during the third quarter. The Company recognized a gain of $2,731 from this sale of shares (the "over allotment gain") and reduced its ownership in CTS to 61.8%. CTS's Class A Common Stock is listed on the NASDAQ National Market under the symbol "CTSH".

Included below is selected financial data on CTS:

      --------------- ----------------------- ----------------------
                        Three Months Ended      Nine Months Ended
                        September 30, 1998      September 30, 1998
      --------------- ----------------------- ----------------------
      Revenue                $  16,401              $  39,106
      --------------- ----------------------- ----------------------
      Net Income                 1,699                  3,477
      --------------- ----------------------- ----------------------

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

NOTE 6. ACQUISITIONS

Cognizant acquired Walsh International, Inc. ("Walsh") on June 24, 1998. The final purchase price of the acquisition was $193,748, including $167,148 of common stock, $9,521 of stock options to be issued and $17,079 of accrued acquisition and integration costs. Under terms of the Walsh acquisition agreement, Walsh shareholders received .3041 shares of Cognizant common stock per Walsh share (or, based on a Cognizant share price of $51.792, consideration of approximately $167,148). Walsh had 10.6 million of shares outstanding. Cognizant issued 3,227,300 shares from treasury stock to consummate the Walsh acquisition. The acquisition and integration costs consist of severance of $3,276, lease terminations of $2,569, and other direct acquisition and integration costs of $11,234. These acquisition and integration costs were incurred as a direct result of the plan to exit certain activities as part of the overall integration effort (i.e., severance costs related to Walsh employees) and certain contractual costs (i.e., Walsh leases). To date incurred acquisition and integration costs are within original projections. Approximately $133,900 will be recorded as the excess of the purchase price over the fair value of identifiable net assets, also known as goodwill, which will be amortized on a straight-line basis over 15 years.

The Securities and Exchange Commission (the "SEC") recently issued new guidance to the AICPA SEC Regulations Committee with respect to allocations of in-process research and development projects. IMS Health has undertaken asset valuation studies of Walsh's intangible and identifiable tangible assets, including in-process research and development consistent with this guidance.

The Company's current estimate of the acquired in-process research and development projects is approximately $52,000. This estimate considers the current views of the SEC in that the value allocated to Walsh's in-process research and development considered such factors as degree of completion, technological uncertainties, costs incurred and projected costs to complete. The previous estimate of the one-time charge for acquired in-process research and development projects, recorded in the second quarter of 1998, was $57,000. The change in estimates was due to changes in the Company's current assessment of the projects. It also considers the current SEC views. IMS Health is on target to begin realizing the benefits from these various projects through product introductions at launch dates ranging from January 1999 to January 2000.

IMS Health acquired certain non-U.S. assets of Pharmaceutical Marketing Services Inc. ("PMSI") on August 5, 1998. The purchase price of the acquisition was $103,291, including $75,292 of common stock, $5,415 of stock options to be issued and $22,584 of accrued acquisition and integration costs. Under terms of the PMSI acquisition agreement, PMSI received 1,197,963 shares of IMS Health common stock, consideration of approximately $75,292. The acquisition integration costs consist of severance of $3,794, lease terminations of $1,623, contract cancellation costs of $10,935, and other direct acquisition and integration costs of $6,232. These acquisition integration costs are incremental to other costs and were incurred as a direct result of the plan to exit certain activities as part of the overall integration effort (i.e., severance costs related to PMSI employees) and certain contractual cancellation costs (i.e., duplicate data supply contract and PMSI leases).

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

NOTE 6. ACQUISITIONS - (CONTINUED)

Consistent with the SEC's recent guidance referred to above, the preliminary purchase price allocation and analysis reflects the views of the SEC in that the value allocated to PMSI's in-process research and development, considered such factors as degree of completion, technological uncertainties, costs incurred and projected costs to complete. The current estimate of the one-time charge for acquired in-process research and development projects is $14,200. The projects identified as in-process research and development at PMSI are significant improvement of PMSI's physician database products in Europe and Japan and significant improvement of its pharmacy software system in the UK. These projects were identified as being underway at PMSI, at the date of acquisition, and also requiring additional effort to establish technological feasibility. IMS Health is on target to begin realizing the benefits from these various projects through product introductions at launch dates ranging from January to June 1999.

In connection with the PMSI acquisition, the Company commenced an evaluation of its strategic product offerings and market share. Based on this assessment, the Company has decided to abandon certain existing software products that, prior to acquisition, were planned to be launched in certain European countries. The impact of this decision was to recognize the impairmant of certain assets ($36,300), the closure of certain IMS facilities (6800) and the severance of some IMS employees ($5,600). This resulted in a one-time charge of $43,019 recorded in the third quarter of 1998.

The preliminary allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with these acquisitions were based primarily on estimates by independent appraisers of fair values. The allocation is summarized below:

                                                            PMSI            Walsh          Total
                                                        ----------       ----------     ----------
    In-process R&D write-off .........................  $   14,200       $   52,000     $   66,200
    Net liabilities assumed ..........................     (28,274)          (5,009)       (33,283)
    Other intangibles, net of deferred taxes .........       2,105           12,850         14,955
    Goodwill .........................................     115,260          133,907        249,167
                                                        ----------       ----------     ----------
    Total Purchase Price .............................  $  103,291       $  193,748     $  297,039
                                                        ----------       ----------     ----------

The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired has been recorded as goodwill, which is being amortized on a straight-line basis over a period of 15 years. The Company does not believe that the current purchase price allocation, either related to the Walsh or PMSI acquisitions, will differ significantly from this preliminary purchase price allocation.

In the aggregate, the impact of both the Walsh & PMSI acquisition on the results of operations, other than the charges for in-process research and development, had they occurred on January 1, 1998 or 1997 would be immaterial.

NOTE 7. INVESTMENT PARTNERSHIP

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

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

NOTE 8. LITIGATION

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

In addition, on July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants D&B, A.C. Nielsen Company and IMS (the "IRI Action").

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

In light of the potentially significant liabilities which could arise from the IRI Action and in order to facilitate the distribution by D&B of shares of Cognizant and ACNielsen in 1996, D&B, ACNielsen ("ACNielsen"; the parent company of A.C. Nielsen Company) and Cognizant entered into an Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating liabilities that may arise out of or in connection with the IRI Action, and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount") and that Cognizant and D&B will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen will be able to pay after giving effect to (i) any plan submitted by such investment

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

NOTE 8. LITIGATION (CONTINUED)

bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

Under the terms of the Distribution Agreement dated October 28, 1996 among D&B, Cognizant and ACNielsen (the "1996 Distribution Agreement"), as a condition to the Distribution, IMS Health and Nielsen Media Research are required to undertake to be a jointly and severally liable to D&B and ACNielsen for Cognizant's obligations under the 1996 Distribution Agreement. In connection with the Distribution, IMS Health and Nielsen Media Research have agreed that, as between themselves, IMS Health will assume 75%, and Nielsen Media Research will assume 25%, of any payments to be made in respect of the IRI Action under the Indemnity and Joint Defense Agreement or otherwise, including any legal fees and expenses related thereto incurred in 1999 or thereafter. IMS Health has agreed to be fully responsible for any legal fees and expenses incurred during 1998. Nielsen Media Research's aggregate liability to IMS Health for payments in respect of the IRI Action and certain other contingent liabilities shall not exceed $125 million.

Management of the Company is unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.

NOTE 9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The Company uses forward contracts and purchased currency options to hedge committed and anticipated foreign currency denominated revenues, respectively. The principal currencies hedged are

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

NOTE 9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (CONTINUED)

the Japanese yen, Swiss franc, German mark and Italian lira. The Company also uses forward contracts to hedge non-functional currency assets and liabilities.

Gains and losses on contracts hedging anticipated and committed foreign currency revenues are deferred until such revenues are recognized, and offset changes in the value of such revenues. At August 31, 1998, the date of the consolidation of the Company's international operations, the notional amount hedged was $53,000. In addition, at August 31, 1998, IMS had approximately $51,000 in foreign exchange forward contracts outstanding with various expiration dates through November 1998. Gains and losses on contracts hedging non-functional currency assets and liabilities are not deferred and are included in current income in other income/expense-net.

NOTE 10. ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. Management is currently evaluating the effects of this change on the Company's financial statements.

NOTE 11. OPERATIONS BY BUSINESS SEGMENT

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

The IMS segment represents the Company's operations which are the leading global providers of market information, sales management systems and decision-support services to the pharmaceutical and healthcare industries. The Emerging Markets segment includes Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry; CTS, a provider of software application development and maintenance services and Year 2000 and Eurocurrency compliance services; Super Systems Japan, a marketer of financial application software products to the Japanese.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

NOTE 11. OPERATIONS BY BUSINESS SEGMENT (CONTINUED)

market; Enterprises, the Company's venture capital unit focused on investments in emerging healthcare businesses; and Pilot Software Inc. ("Pilot"), which was sold as of July 31, 1997.

The accounting policies of these reportable segments are the same as those described for the consolidated entity. The Company evaluates the performance of its operating segments based on revenue and operating income.

                                             -----------------------------------------   -----------------------------------------
Period Ended September 30, 1998                            Three Months                                  Nine Months
                                             -----------------------------------------   -----------------------------------------
                                                            Emerging                                     Emerging
                                                 IMS       Markets (1)      Total            IMS       Markets (1)       Total
                                             ---------------------------------------     -----------------------------------------
Operating Revenue                               $257,411        $26,195     $283,606        $730,234         $64,836     $795,070
Segment Operating Income (2)                     $11,496         $3,602      $15,098         $30,509          $6,188      $36,697
General Corporate Expenses (3)                                              $(7,771)                                    $(59,654)
Interest Income (4)                               $2,806           $257      $3,063           $6,956            $337      $7,293
Interest Expense (5)                              $(178)                     $(178)           $(558)                      $(558)
Non-Operating Income/(Expense) - Net
   Gartner Equity Income, Net                                                $16,902                                      $52,794
   Gain on Gartner Stock   (SAB 51)                                           $1,459                                      $14,838
   Gartner Loss on Sale/R&D write-off                                         $(932)                                     $(3,930)
   Gains from Dispositions - Net                                $10,248      $10,248                         $33,440      $33,440
   Other Income - Net                                                         $2,379                                       $1,739
-------------------------------------------------------------------------------------    -----------------------------------------
Income from  Continuing  Operations  Before

Provision for Income Taxes                                                   $40,268                                      $82,659
Provision for Income Taxes                                                  $(12,978)                                   $(49,835)
-------------------------------------------------------------------------------------    -----------------------------------------
Income from Continuing Operations                                            $27,290                                      $32,824
Income from Discontinued Operations,
 Net of Income Taxes                                                              $0                                      $42,093
-------------------------------------------------------------------------------------    -----------------------------------------
Net Income                                                                   $27,290                                      $74,917
-------------------------------------------------------------------------------------    -----------------------------------------

                                             ----------------------------------------    ----------------------------------------
Period Ended September 30, 1997                            Three Months                                  Nine Months
                                             ----------------------------------------    ----------------------------------------
                                                            Emerging                                    Emerging
                                                IMS        Markets (1)      Total            IMS      Markets (1)       Total
                                            -----------------------------------------    ----------------------------------------
Operating Revenue                               $233,196        $17,934     $251,130        $672,382        $59,129     $731,511
Segment Operating Income/(Loss)                  $63,953         $2,221      $66,174        $157,624      $(16,498)     $141,126
General Corporate Expenses                                                  $(7,000)                                   $(20,989)
Interest Income (4)                               $1,321            $46       $1,367          $3,203           $123       $3,326
Interest Expense (5)                              $(128)         $(70)        $(198)          $(540)         $(347)       $(887)
Non-Operating Income/(Expense) - Net
   Gartner Equity Income                                                     $13,758                                     $44,429
   Gain on Gartner Stock   (SAB 51)                                             $706                                        $706
   Gains from Dispositions - Net                                 $3,955       $3,955                         $9,391       $9,391
    Other Income  - Net                                                       $1,671                                      $3,002
-------------------------------------------------------------------------------------    -----------------------------------------
Income from Continuing Operations
Before Provision for Income Taxes                                            $80,433                                    $180,104
Provision for Income Taxes                                                  $(23,116)                                   $(49,349)
-------------------------------------------------------------------------------------    -----------------------------------------
Income from Continuing Operations                                            $57,317                                    $130,755
Income from Discontinued Operations,
 Net of  Income Taxes                                                        $19,749                                     $59,271
-------------------------------------------------------------------------------------    -----------------------------------------
Net Income                                                                   $77,066                                    $190,026
-------------------------------------------------------------------------------------    -----------------------------------------

                     (See Notes to Operations by Business Segments on next page)

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

NOTE 11. OPERATIONS BY BUSINESS SEGMENT (CONTINUED)

Notes to Operations by Business Segments:

(1) Excludes intersegment sales in 1998 of $2,669, and $10,576 for the three and nine month periods presented, respectively. Excludes intersegment sales in 1997 of $3,035, and $8,541 for the three and nine month periods presented, respectively. These sales, primarily from CTS to IMS, are accounted for on a time and materials basis and recognized as the service is performed. As discussed in Note 5. Public Offering of a Subsidiary, the initial closing for the CTS IPO occured on June 24,1998 and selected financial data on CTS is provided in that note.

(2) Segment operating income in 1998 includes a one-time in-process research and development write-off estimate of $14,200 related to the PMSI acquisition, and a reduction of $5,000 in the current estimate of the in-process research and development write-off related to the Walsh acquisition recorded in the second quarter for the three month period presented. The current estimate of the one-time in-process research and development write-off related to the Walsh and PMSI acquisitions for the nine month period presented is $66,200. In addition, segment operating income in 1998 include direct acquisition integration costs related to the Walsh and PMSI acquisitions of $43,019, and $48,019 for the three and nine month periods presented, respectively.

(3) General Corporate Expenses in 1998 include one-time spin-related charges of $35,025 for the nine month period presented.

(4) Interest income in 1998 excludes amounts recorded at corporate of $4,178 and $8,817 for the three and nine month periods presented, respectively. Interest income in 1997 excludes amounts recorded at corporate of $1,774 and $5,091 for the three and nine month periods presented, respectively.

(5) Interest expense in 1998 excludes amounts recorded at corporate of $157 and $189 for the three and nine month periods presented, respectively. Interest expense in 1997 excludes amounts recorded at corporate of $109 and $217 for the three and nine month periods presented, respectively.

NOTE 12. COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Where applicable, earlier periods have been restated to conform to the standards set forth in SFAS No. 130. The Company's Comprehensive Income consists of net income, foreign currency translation adjustments and unrealized holding gains/(losses) on securities (see Condensed Consolidated Statements of Comprehensive Income). Accumulated balances of Cumulative Translation Adjustments and Unrealized Gains/(Losses) on Investments, as of September 30, 1998 are as follows:

                                        Cumulative              Unrealized                   Total Other
                                        Translation           Gains/(Losses)                Comprehensive
                                        Adjustment            on Investments(1)                 Items
                                   -----------------------------------------------------------------------
Balance December 31, 1997                $(76,771)                $ 32,650                    $(44,121)
Current Period Change                      (9,421)                (10,590)                     (20,011)
----------------------------------------------------------------------------------------------------------
Balance September 30, 1998               $(86,192)                $ 22,060                    $(64,132)
==========================================================================================================

(1) Current period change is principally due to the sale of Enterprise investments in Aspect Development, Inc. and MediQual, Inc.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

NOTE 13. SUBSEQUENT EVENTS

On October 20, 1998, the Company announced that its Board of Directors had authorized a systematic stock repurchase program to buy up to 8.0 million shares of the Company's outstanding common stock.

On November 11, 1998 the Company announced that its Board of Directors has approved a plan, in principle, to spin-off substantially all of its equity ownership of Gartner. The transaction, expected to be completed in the first half of 1999, is to be structured as a tax-free distribution of Gartner stock to IMS Health shareholders.

The Company owns approximately 47 million shares of Gartner. Prior to the spin-off, 40.1 million of these shares will be exchanged for new Class B Common Stock of Gartner. The Class B Stock will be entitled to elect 80% of Gartner's Board of Directors, but will otherwise be identical to existing Class A Common Stock. The exchange will be part of a Gartner recapitalization and requires approval by Gartner shareholders. The Class B shares will be distributed to the Company's shareholders in a tax-free distribution, subject to receipt of a favorable tax ruling from the Internal Revenue Service with respect to the distribution. The Company intends to monetize its remaining position in Gartner by the end of 1999. This includes 6.9 million shares and warrants to purchase a further 600,000 shares.

Separately, Gartner announced that, subject to approval by the Internal Revenue Service of the tax-free treatment of the distribution, it intends to declare a special one-time cash dividend of $300,000 to its shareholders of record immediately prior to the spin-off. The Gartner Board of Directors has authorized a $300,000 open market share repurchase program for up to 20% of its stock commencing immediately after the spin-off.

The transaction is subject to receipt of a favorable ruling from the Internal Revenue Service, final approval by the Company's and Gartner Boards of Directors, and approval by Gartner shareholders.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

This document relates to IMS Health Incorporated ("IMS Health"). The Common stock of IMS Health was distributed by Cognizant Corporation ("Cognizant") to its shareholders on June 30, 1998. Simultaneously with the distribution (the "Distribution") Cognizant changed its name to Nielsen Media Research, Inc. ("Nielsen Media Research"). Notwithstanding the legal form of the distribution, whereby Cognizant spun off IMS Health, for accounting purposes the transaction is accounted for as if Cognizant spun off Nielsen Media Research, Inc. and IMS Health has been deemed the "accounting successor" to Cognizant. The separation created IMS Health as the premier global provider of information solutions to the pharmaceutical and healthcare industries, and established an independent Nielsen Media Research, the leader in electronic audience measurement services. IMS Health consists of operations of the Company and various operating subsidiaries including Erisco, Inc. ("Erisco"), Enterprise Associates, Inc. ("Enterprises"), Cognizant Technology Solutions Corporation ("CTS"), SSJ K.K. ("Super Systems Japan"), and an equity investment in Gartner Group, Inc. ("Gartner").

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

In connection with the Distribution, Cognizant borrowed $300 million on June 24, 1998, which was used to repay existing intercompany liabilities. This debt remained the obligation of Nielsen Media Research following the Distribution. In connection with the Distribution, Cognizant contributed to IMS Health all cash in Cognizant's accounts other than (i) cash required by Cognizant (renamed Nielsen Media Research) to satisfy certain specified obligations and (ii) such additional cash as was necessary for the net borrowings of Cognizant (renamed Nielsen Media Research) to equal $300 million as of the Distribution.

Prior to the Distribution, Nielsen Media Research and IMS Health entered into certain agreements that will govern the relationship between Nielsen Media Research and IMS Health subsequent to the Distribution and provide for the allocation of tax, employee benefits and certain other liabilities and obligations that may arise from periods prior to the Distribution. Among other things, the agreements set forth principles to be applied in allocating certain Distribution-related costs and specify portions of contingent liabilities to be shared if certain amounts are exceeded (including certain liabilities that may arise in connection with the 1996 spin-off of Cognizant from D&B).

Pursuant to Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect Nielsen Media Research as discontinued operations for periods up to and including June 30, 1998 and reflects the Distribution which occurred on June 30, 1998.

As of September 30, 1998, IMS Health does not have any ownership interest in Nielsen Media Research.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Estimates are used for: allowance for uncollectible accounts receivable, depreciation and amortization, capitalized software costs, employee benefit plans, taxes, restructuring reserves, preliminary purchase price allocations and contingencies.

CTS effected an initial public offering (the "CTS IPO") of 2,917,000 shares of Class A Common Stock, par value $0.01 per share, of CTS (3,354,550 including the underwriters' over-allotment option granted by Cognizant) on June 19, 1998. Of such shares, 2,500,000 were offered by CTS and 417,000 shares were offered by Cognizant. Of the total proceeds, CTS used approximately $6.5 million to repay intercompany debt owed to Cognizant. Cognizant's interest in CTS was transferred to the Company in the Distribution. After the initial offering, the Company held approximately 67.0% of the outstanding stock of CTS and accordingly, continues to consolidate CTS results within its financial statements. Any minority interest is captured on the Statement of Financial Position in the minority interest line. The initial closing was June 24, 1998 with the Company's allocable portion of a SAB 51 Gain being $12,777 (the "CTS IPO Gain"). The underwriters' over-allotment option of 437,550 shares was exercised during the third quarter. The Company recognized a gain of $2,731 from this sale (the "over allotment gain") and reduced its ownership in CTS to 61.8%. CTS's Class A Common Stock is listed on the NASDAQ National Market under the symbol "CTSH".

Cognizant acquired Walsh International, Inc. ("Walsh") on June 24, 1998. The total purchase price of the acquisition was $193,748, including $167,148 of common stock, $9,521 of stock options to be issued and $17,079 of accrued acquisition and integration costs. Under terms of the Walsh acquisition agreement, Walsh shareholders received .3041 shares of Cognizant Corporation common stock per Walsh share (or, based on a Cognizant share price of $51,792, consideration of approximately $167,148). Walsh had 10.6 million of shares outstanding. Cognizant issued 3,227,300 shares from treasury stock to consummate the Walsh acquisition. The acquisition and integration costs consist of severance of $3,276, lease terminations of $2,569 and other direct acquisition and integration costs of $11,234. These acquisition and integration costs are incremental to other costs and were incurred as a direct result of the plan to exit certain activities as part of the overall integration effort (i.e., severance costs related to Walsh employees) and certain contractual cancellation costs (i.e., Walsh leases). The impact of the acquisition on results of operations, other than the charge for in-process research and development, had it occurred January 1, 1998 or 1997 would be immaterial. To date incurred acquisition and integration costs are within original projections. Approximately $133,900 will be recorded as the excess of the purchase price over the fair value of identifiable net assets, also known as goodwill, which will be amortized on a straight-line basis over 15 years.

The Securities and Exchange Commission (the "SEC") recently issued new guidance to the AICPA SEC Regulations Committee with respect to allocations of in-process research and development projects. IMS Health has undertaken asset valuation studies of Walsh's intangible and identifiable tangible assets, including in-process research and development consistent with this guidance.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company's current estimate of the acquired in-process research and development projects is approximately $52,000. This estimate reflects the current views of the SEC in that the value allocated to Walsh's in-process research and development considered such factors as degree of completion, technological uncertainties, costs incurred and projected costs to complete. The previous estimate of the one-time charge for acquired in process research and development projects, recorded in the second quarter of 1998, was $57,000. IMS Health is on target to begin realizing the benefits from these various projects through product introductions at launch dates ranging from January 1999 to January 2000.

IMS Health acquired certain non-U.S. assets of Pharmaceutical Marketing Services Inc. ("PMSI") on August 5, 1998. The purchase price of the acquisition was $103,291, including $75,292 of common stock, $5,415 of stock options to be issued and $22,584 of accrued acquisition integration costs. Under terms of the PMSI acquisition agreement, PMSI received 1,197,963 shares of IMS Health common stock, consideration of approximately $75,292. The acquisition integration costs consist of severance of $3,794, lease terminations of $1,623, contract cancellation costs of $10,935, and other direct acquisition and integration costs of $6,232. These acquisition integration costs are incremental to other costs and were incurred as a direct result of the plan to exit certain activities as part of the overall integration effort (i.e., severance costs related to PMSI employees) and certain contractual cancellation costs (i.e., duplicate data supply contracts and PMSI leases). The impact of the acquisition on results of operations, other than the charge for in-process research and development, had it occurred January 1, 1998 or 1997 would be immaterial.

Consistent with the SEC's recent guidance referred to above, the preliminary analysis reflects the views of the SEC in that the value allocated to PMSI's in-process R&D, considered such factors as degree of completion, technological uncertainties, costs incurred and projected costs to complete. The current estimate of the one-time charge for acquired in-process research and development projects is $14,200. The projects identified as in-process research and development at PMSI are significant improvement of PMSI's physician database products in Europe and Japan and significant improvement of its pharmacy software system in the UK. These projects were identified as being underway at PMSI, at the date of acquisition, and also requiring additional effort to establish technological feasibility. IMS Health is on target to begin realizing the benefits from these various projects through product introductions at launch dates ranging from January to June 1999.

In connection with the PMSI acquisition, the Company commenced an evaluation of its strategic product offerings and market share. Based on this assessment, the Company has decided to abandon certain existing software products that, prior to the acquisition, were planned to be launched in certain European countries. The impact of this decision was to recoganize the impairment of certain assets ($36,300), the closure of certain of its IMS facilities ($800) and the severance of some IMS employees ($5,600). This resulted in a one-time charge of $43,019 recorded in the third quarter of 1998.

In September 1997, the Company's voting interest in Gartner fell below 50% as a result of the exercise of Gartner employee stock options and employee stock purchases. Accordingly, effective January 1, 1997, the Company has deconsolidated Gartner (the "Gartner Deconsolidation") and is accounting for its ownership interest under the equity basis. The Company also recognizes as

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

income any gains or losses related to the sale or issuance of stock by a consolidated subsidiary or a company accounted for under the equity basis ("SAB 51 Gain").

Revenue for the third quarter increased by 12.9% to $283,606 from $251,130 for the third quarter of the prior year. Year-to-date revenue increased 8.7% to $795,070 from $731,511 for the comparable period a year ago. Revenue growth for the quarter and year-to-date was reduced by the absence of revenues from Pilot Software Inc. ("Pilot") since its divestiture on July 31, 1997 and the impact of a stronger U.S. dollar. Adjusting for these items, revenue for the third quarter and year-to-date increased by 18.8% and 15.9%, respectively. This increase reflected double-digit constant dollar revenue growth at IMS, Erisco and CTS. The impact of a stronger U.S. dollar decreased reported revenue by approximately 5% in the third quarter and 4% year-to-date, including the impact of gains related to the Company's hedging strategy.

Operating income for the third quarter was $7,327, a decrease of 87.6% from operating income of $59,174 for the third quarter of the prior year. Operating income in the third quarter includes Year 2000 compliance costs of $11,780; an estimate of in-process research and development write-off of $14,200 and a $5,000 direct acquisition integration costs of $43,019 related to the PMSI acquisition; and a reduction in the current in-process research and development write-off related to the Walsh acquisition recorded in the second quarter.

Year-to-date operating losses were ($22,957), a decrease of 119.1% from operating income of $120,137 for the comparable period a year ago. Year-to-date operating losses include Year 2000 compliance costs of $34,081; one-time spin-related charges of $35,025; an estimate of in-process research and development write-offs of $66,200 and direct acquisition integration costs of $48,019 related to the Walsh and PMSI acquisitions.

Adjusting for these items and the impact of a stronger U.S. dollar, operating income for the third quarter and year-to-date of 1998 increased by 29.3% and 44.9%, respectively. Adjusted operating income growth outpaced revenue growth primarily due to the absence of Pilot operating losses since its divestiture on July 31, 1997.

Non-operating income-net for the third quarter was $32,941compared with $21,259 for the third quarter of the prior year. This increase is primarily related to realizing certain divestitures and higher gains in 1998 on the sales of Enterprises' investments of $9,316 compared with 1997 gains of $3,955; the CTS over allotment gain of $2,731; and recording a higher pre-tax SAB 51 Gain on Gartner stock of $1,459 compared with the 1997 gain of $706; partially offset by recording, within Gartner equity income, the Company's share of a loss from the sale of the Gartner Learning Business of $932.

Year-to-date non-operating income-net was $105,616 compared with $59,967 for the comparable period a year ago. This increase is primarily related to realizing higher gains in 1998 on the sale of Enterprises' investments of $19,731 compared with 1997 gains of $9,391; the CTS IPO gain of $12,777; the CTS over allotment gain of $2,731; and recording a pre-tax SAB 51 Gain on Gartner stock of $14,838 compared with the 1997 gain of $706; partially offset by recording, within Gartner

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

equity income, the Company's share of an in-process research and development write-off at Gartner of $2,998 and a loss from the sale of the Gartner Learning Business of $932.

The Company's effective tax rate was 32.2% for the third quarter of 1998, compared with an effective tax rate of 28.7% in the comparable period of the prior year. The third quarter 1998 effective tax rate was impacted by the estimated in-process research and development write-off of $14,200 related to the PMSI acquisition and a reduction in the estimated in-process research and development write-off related to the Walsh acquisition recorded in the second quarter of $5,000. These items did not give rise to a tax benefit. Excluding these items, the Company's effective tax rate was 27.4% for the third quarter of 1998.

Year-to-date the Company's effective tax rate was 60.3%, compared with an effective tax rate of 27.4% in the comparable period of the prior year. Excluding the one-time spin-related charges, the estimated in-process research and development write-offs related to the Walsh and PMSI acquisitions and certain non-deductible direct acquisition integration costs related to both acquisitions, the effective tax rate from operations year-to-date was 27.4%.

Income from continuing operations in the third quarter of 1998 was $27,290, compared with income from continuing operations of $57,317 in the third quarter of the prior year, a decrease of 52.4%. Excluding the after-tax impact of the SAB 51 Gain in both years; Enterprise gains in both years; CTS over allotment gain; Year 2000 compliance costs; and the in-process research and development write-off and direct acquisition integration costs related to the PMSI acquisition; and the reduction in the estimate of in- process research and development write-off related to the Walsh acquisition recorded in the second quarter, income from continuing operations increased 23.2% to $66,569 in 1998.

Year-to-date income from continuing operations was $32,824, compared with $130,755 of the prior year, a decrease of 74.9%. Excluding the after-tax impact of gains associated with Enterprises' investments in both years; the SAB 51 Gain in both years; the CTS over allotment and IPO gains; Year 2000 compliance costs; the one-time spin-related charges; and the estimated in-process research and development write-offs and direct acquisition integration costs related to the Walsh and PMSI acquisitions, income from continuing operations increased 29.3% to $159,601 in 1998.

Year-to-date income from discontinued operations net of income taxes was $42,093 (which includes six months of Nielsen Media Research 1998 operations), compared with $59,271 in nine months of the prior year.

The Company's net income for the third quarter of 1998 was $27,290, a decrease of 64.6% from net income of $77,066 in the third quarter of the prior year. Excluding the after-tax impact of Year 2000 compliance costs, the one-time spin-related charges, the estimated in-process research and development write-offs, the direct acquisition integration costs, the SAB 51 Gain, and the CTS over allotment gain, and discontinued operations in 1997, net income for the quarter increased 23.2%

The Company's year-to-date net income decreased 60.6% to $74,917 from $190,026 for the comparable period of the prior year. Excluding the after-tax impact of Year 2000 compliance costs, the one-time spin-related charges, the estimated in-process research and development write-offs, the direct acquisition integration costs, the SAB 51 Gain, gains associated with Enterprises' investments, the CTS

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

over allotment and IPO gains, and discontinued operations in both years, year-to-date net income increased 29.3%.

Basic earnings per share from continuing operations in the third quarter of 1998 were $.17 a decrease of 51.4%. Excluding the after-tax impact of the previously identified one-time items, basic earnings per share for the quarter increased 24.2%.

Diluted earnings per share from continuing operations in one third quarter of 1998 decreased 52.9% to $.16 from $.34 for the comparable period of the prior year. Excluding the aftertax impact of the previously identified one-time items, diluted earnings per share for the quarter increased 21.9%

Year-to-date basic earnings per share from continuing operations decreased 74.7% to $.20 from $.79 for the comparable period of the prior year. Excluding the after-tax impact of the previously identified one-time items, year-to-date basic earnings per share increased 32.4%.

Year-to-date diluted earnings per share from continuing operations decreased 75.6% to $.19 from $.78 for the comparable period of the prior year. Excluding the after-tax impact of the previously identified one-time items, year-to-date basic earnings per share increased 28.4%.

On October 20, 1998, the Company announced that its Board of Directors had authorized a systematic stock repurchase program to buy up to 8.0 million shares of the Company's outstanding common stock. This is in addition to the previously approved program to repurchase 9.3 million shares. As of November 10, 1998 the Company has purchased 9.2 million shares.

RESULTS BY BUSINESS SEGMENT

As discussed in Note 11 Operations by Business Segment, in 1997 the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which changes the way public companies report information about segments. As required, the Company has restated the prior period in order to conform to the 1998 presentation.

The IMS segment represents the Company's operations which are the leading global providers of market information, sales management systems and decision-support services to the pharmaceutical and healthcare industries. IMS revenue for the third quarter of 1998 increased 10.4% to $257,411 from $233,196 in the third quarter of the prior year. Adjusting for the impact of a stronger U.S. dollar, revenue for the third quarter 1998 increased by 15.4%. IMS revenue growth benefited from strong performance of its sales management products.

Income from IMS for the third quarter were $11,496, a decrease of 82.0% from operating income of $63,953 in the third quarter of the prior year. Operating income in the third quarter of 1998 includes $11,780 of costs related to Year 2000 compliance; an estimate of in-process research and development write-off of $14,200 and direct acquisition integration costs of $43,019 related to the PMSI acquisition; and a reduction in the estimate of in-process research and development write-off related to the Walsh acquisition recorded in the second quarter of $5,000. Excluding these costs and the impact of a stronger U.S. dollar, operating income for the third quarter of 1998 increased 26.0%.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS BY BUSINESS SEGMENT (CONTINUED)

Year-to-date IMS revenue increased 8.6% to $730,234 from $672,382 of the prior year. Adjusting for the impact of a stronger U.S. dollar, revenue year-to-date 1998 increased by 13.2%. IMS operating income year-to-date decreased 80.6% to $30,509 from $157,624 in year-to-date of the prior year. Year-to-date operating income includes Year 2000 compliance costs of $34,081; one-time spin-related charges of $35,025; an estimated in-process research and development write-offs of $66,200 and direct acquisition integration costs of $48,019 related to the Walsh and PMSI acquisitions. Excluding these costs and the impact of a stronger U.S. dollar, operating income year-to-date 1998 increased 20.8%.

The Emerging Markets segment includes Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry; CTS, a provider of software applications development and maintenance services and Year 2000 and Eurocurrency compliance services; Super Systems Japan, a marketer of financial application software products to the Japanese market; Enterprises, the Company's venture capital unit, focused on investments in emerging healthcare businesses; and Pilot which was sold as of July 31, 1997.

Emerging Markets revenue for the third quarter of 1998 increased 46.1% to $26,195 from $17,934 in the third quarter of the prior year. This increase was primarily due to strong growth at CTS. Emerging Markets operating income for the third quarter of 1998 increased to $3,602 from operating income of $2,221 in the third quarter of the prior year. This increase was primarily due to the absence of losses from Pilot since its divestiture and strong performance at CTS.

Year-to-date revenue in Emerging Markets increased 9.7% to $64,836 from $59,129 in the prior year, reflecting the absence of revenues from Pilot since its divestiture. Excluding the effect of Pilot and the impact of a stronger U.S. dollar, revenue increased 59.5%.

Year-to-date operating income in Emerging Markets increased to $6,188 compared to an operating loss of $16,498 for the comparable period of the prior year. This increase was primarily due to the absence of losses from Pilot since its divestiture.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net cash provided by operating activities totaled $155,559 for the nine months ended September 30, 1998 compared with $199,028 for the comparable period in 1997. The decrease of $43,469 principally reflects lower net income in 1998 and a lower increase in deferred revenues ($17,329). These decreases were partially offset by a greater decrease in accounts receivable in 1998 compared with in 1997 ($7,263), and an increase in accrued income taxes in 1998 compared with a decrease in 1997 ($8,591).

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (CONTINUED)

Net cash used in investing activities totaled $30.750 for 1998 compared with $37,050 for the comparable period in 1997. The decrease of $6,300 is principally due to lower capital expenditures in 1998 compared to 1997 ($13,683) and cash received from companies acquired in stock purchases in 1998 ($11,895). These sources of cash were partially offset by an increase in other investments in 1998 compared with a decrease in 1997 ($20,973).

Net cash used in financing activities totaled $100,215 for the nine months ended September 30, 1998 compared with $205,593 for the comparable period in 1997. The reduction in cash usage from financing activities of $105,378 was primarily due to proceeds from the debt assumed by Nielsen Media Research ($300,000), an increase in proceeds from the exercise of stock options in 1998 ($61,638), as compared with 1997 ($11,365) and proceeds from the CTS IPO ($27,128). These increases were partially offset by the absence of minority interest financing in 1998 ($100,000) and higher cash payments for the purchase of treasury shares in 1998 compared to 1997 ($208,856).

CHANGES IN FINANCIAL POSITION AT SEPTEMBER 30, 1998 COMPARED TO DECEMBER 31,
1997

INVESTMENT IN GARTNER GROUP increased to $238,551 at September 30, 1998, from $195,695 at December 31, 1997, reflecting principally equity income-net of taxes ($27,884) and a gain on the sale of Gartner stock ($14,838).

GOODWILL increased to $330,162 at September 30, 1998, from $87,430 at December 31, 1997, primarily reflecting the Walsh acquisition ($133,907) and the PMSI acquisition ($115,260).

ASSETS FROM DISCONTINUED OPERATIONS decreased to $0 at September 30, 1998, from $122,778 at December 31, 1997, due to the distribution of Nielsen Media Research.

ACCOUNTS AND NOTES PAYABLE increased to $91,800 at September 30, 1998, from $44,441 at December 31, 1997, primarily reflecting borrowings in Japan and the inclusion of the Walsh and PMSI businesses.

DEFERRED REVENUE increased to $145,169 at September 30, 1998, from $110,768 at December 31, 1997, primarily reflecting higher sales at IMS and the inclusion of the Walsh and PMSI businesses.

SHAREHOLDERS' EQUITY decreased to $768,838 at September 30, 1998, from $801,570 at December 31, 1997, primarily reflecting the issuance of stock in connection with acquisitions ($234,854), the proceeds of bank borrowings net of the dividend of Nielsen Media Research's net liability ($109,830), net income ($74,917), and proceeds from stock option exercises ($61,638). These increases were partially offset by cash dividends paid ($14,805), currency translation adjustments ($9,421) and treasury share repurchases ($510,867).

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. Management is currently evaluating the effects of this change on the Company's financial statements.

YEAR 2000

Many existing computer systems and software applications use two digits, rather than four, to record years, e.g., "98" instead of "1998". Unless modified, such systems will not properly record or interpret years after 1999, which could lead to business disruptions. This is known as the Year 2000 issue.

The Company began to address the Year 2000 issue in 1996, when it began to assess the impact on its operations. In 1997, the Company created a Year 2000 Task Force (the "task force") to manage overall risks and to facilitate activities across the entire Company. CTS, a majority owned subsidiary, is being used to convert the majority of the systems to allow most internal staff members to focus on the core business. The Company has also used outside services to assist in conversion and to assess the progress of its Year 2000 program. The Company has identified its Year 2000 areas of focus as systems and software for the creation and delivery of its products and systems and software for its internal administrative operations.

The task force developed a conversion methodology that included three phases: analysis, coding and testing, and testing and implementation. The analysis phase includes planning, inventory and impact analysis. Coding and testing involves code changes, using conversion rules and criteria and unit testing, verifying and documenting the results of the conversion. Testing and implementation includes system test across platforms and verification of data, an acceptance test within the user environment and implementation or releasing the systems back into production. This conversion methodology has been communicated throughout the Company and is being utilized to achieve systems compliance by the Year 2000.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR 2000  (CONTINUED)

The creation of customer products relies on the receipt of data from external data suppliers and the Company's ability to convert the data and deliver the information to its customers. The consolidation of the data is principally performed at central processing locations. The Company operates central processing facilities in Germany, England, United States and Japan. The systems at these sites contained the most lines of code required to undergo conversion. The following is a status report of each location as of September 30, 1998:


    ----------------------------------------------------------------------------------------------------------
         Location         % of lines of code tested & implemented                Target completion date
    ----------------------------------------------------------------------------------------------------------
    Germany                     68% lines of code converted               >90% of central systems schedule for
                                                                          12/98 target date - balance Q1 1999
    ----------------------------------------------------------------------------------------------------------
    England                     43% lines of code converted               >80% of central systems schedule for
                                                                          12/98 target date - balance Q1 1999
    ----------------------------------------------------------------------------------------------------------
    United States               74% lines of code converted               >95% of central systems schedule for
                                                                          12/98 target date - balance Q1 1999
     ---------------------------------------------------------------------------------------------------------
    Japan                       79% lines of code converted               >80% of central systems schedule for
                                                                          12/98 target date - balance Q1 1999
    ----------------------------------------------------------------------------------------------------------

The Company has also developed an internal audit program which examines the testing and effectiveness of controls, assesses the accuracy and completeness of inventories and reviews the documentation for completeness and accuracy. As of September 30, 1998 audits occurred in England and Germany, with a follow up scheduled for early 1999 and an audit of the United States planned for November of 1998.

As part of its Year 2000 conversion, the task force has identified and prioritized key data suppliers. In order to increase awareness of Year 2000 issues of its data suppliers and customers, the Company has developed a program consisting of seminars, visits, mailings, and telephone calls.

Due to the Company's reliance on data suppliers it is developing contingency plans. This includes addressing interfaces and system changes for data with the Company's systems, identifying stop-gap procedures for a temporary lack of data, and a plan for statistical extrapolation if necessary.

The Company has a process in place to convert its internal administrative operations systems and software. These operations include accounts receivable, payroll, accounts payable and the general ledger systems. The conversions of these systems will substantially be completed by the end of 1998. Testing is expected to be completed the end of the first quarter of 1999.

Throughout 1999 the Company's efforts will; (i) heavily focus on testing of critical components of the Company's system; (ii) continue the assessment of supplier and customer readiness to address the Year 2000 conversion and; (iii) finalize contingency plans to address unanticipated issues.

External and internal costs of addressing the Year 2000 issue are expensed. It is currently estimated that the aggregate cost of the Company's Y2K program will be approximately $65 to $70 million. Through September 30, 1998 the Company has incurred $43.9 million. These

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR 2000 (CONTINUED)

estimates do not include the costs of software and systems that are being replaced or upgraded in the normal course of business.

The cost of addressing the Year 2000 issue and the date on which the Company currently expects to complete Year 2000 compliance are based on the current best estimates of management, which are derived utilizing various assumptions regarding the future events. There can be no guarantee that these estimates will be achieved, and actual results may differ materially. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area of expertise, the ability to locate and correct all relevant computer codes, and the success of customers and suppliers in addressing the Year 2000 issue.

The above expectations are subject to uncertainties. For example, if the Company is unsuccessful in identifying or fixing all Year 2000 problems in its critical operations, or effected by the inability of its data suppliers or major customers to continue operations due to such a problem, the Company's results of operations or financial condition could be materially impacted.

EURO CONVERSION

On January 1, 1999, certain member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the European Union's common currency ("Euro"). The transition period for the introduction of the Euro will be between January 1, 1999 and January 1, 2002.

 The Company has been preparing for the introduction of the Euro and is currently addressing the many issues involved with its introduction, including the conversion of information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments, strategies concerning continuity of contracts, and impacts on the processes for preparing taxation and accounting records, and the increased price transparency resulting from the use of the single currency in the eleven participating countries, which may affect the ability of the Company and other companies to price products differently in the various European markets. Nevertheless, differences in national market size, data collection requirements and specific product specifications required due to the diverse market information needs in the Healthcare markets of Europe are expected to reduce the potential for price harmonization in most product ranges.

IMS Health's expectations regarding the Euro currency issue are forward-looking statements that involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the ability or willingness of third parties to convert affected systems in a timely manner; the ability of the Company to modify its systems and processes in a timely manner; and the actions of governmental agencies or other third parties with respect to Euro currency issues.

IMS HEALTH INCORPORATED

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

10   Material Contracts:
  .1 Distribution Agreement between Cognizant and IMS Health Incorporated dated as of June 30, 1998. (incorporated by reference to Exhibit 10.1 to the IMS Health Report on Form 10Q for the quarter ended June 30, 1998, filed August 14, 1998, file number 001-14049).
  .2 Tax Allocation Agreement between Cognizant and IMS Health Incorporated dated as of June 30, 1998. (incorporated by reference to Exhibit 10.2 to the IMS Health Report on Form 10Q for the quarter ended June 30, 1998, filed August 14, 1998, file number 001-14049).
  .3 Employee Benefits Agreement between Cognizant Corporation and IMS Health Incorporated dated as of June 30, 1998. (incorporated by reference to Exhibit 10.3 to the IMS Health Report on Form 10Q for the quarter ended June 30, 1998, filed August 14, 1998, file number 001-14049).
  .4 Amended and Restated Transition Services Agreement between The Dun & Bradstreet Corporation, The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner Group, Inc. dated as of June 30, 1998. (incorporated by reference to Exhibit 10.4 to the IMS Health Report on Form 10Q for the quarter ended June 30, 1998, filed August 14, 1998, file number 001-14049).
  .5 Undertaking of IMS Health Incorporated dated as of June 29, 1998. (incorporated by reference to Exhibit 10.5 to the IMS Health Report on Form 10Q for the quarter ended June 30, 1998, filed August 14, 1998, file number 001-14049).
  .6 Distribution Agreement among Cognizant Corporation, The Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.1 to Cognizant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).
  .7 Tax Allocation Agreement among Cognizant Corporation, The Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.2 to Cognizant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).
  .8 Employee Benefits Agreement among Cognizant Corporation, The Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.3 to Cognizant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).
  .9 Indemnity and Joint Defense Agreement among Cognizant Corporation, The Dun & Bradstreet Corporation and ACNielsen Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.4 to Cognizant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).
  .10 TAM Master Agreement between Cognizant Corporation and ACNielsen
      Corporation dated as of October 28, 1996 (incorporated by reference to Exhibit 10.5 to Cognizant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997, file number 001-12275).

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             IMS Health Incorporated


                            BY: /s/ J. Michal Conway
                               ---------------------------------------------
                                J. Michal Conaway
                                Chief Financial Officer


                            BY: /s/ James C. Malone
                               ---------------------------------------------
                                James C. Malone
                                Senior Vice President - Finance & Controller

Date: November 13, 1998