Form 10-Q/A
period 1998-06-30
IMS HEALTH INC
filed 1999-03-01
CIK 1058083

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549
                                    FORM 10-Q/A

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                           OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------     --------------------

                         Commission file number 001-14049


                          IMS Health Incorporated
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                 Delaware                            06-1506026
----------------------------------------  -----------------------------
----------------------------------------  ------------------------------------
         (State of Incorporation)          (I.R.S. Employer Identification No.)

   200 Nyala Farms, Westport, CT                        06880
---------------------------------------   -----------------------------------
---------------------------------------   -----------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code     (203) 222-4200
                                                       --------------

Indicate  by check  mark  whether
the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Title of Class                           Shares Outstanding
             Common Stock,                             at June 30, 1998
       par value $.01 per share                          166,812,695

                               IMS HEALTH INCORPORATED

                                INDEX TO FORM 10-Q/A



PART I. FINANCIAL INFORMATION                                         PAGE(S)

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
     Three Months Ended June 30, 1998 and 1997                           3
      Six Months Ended June 30, 1998 and 1997                            4

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
      Three Months Ended June 30, 1998 and 1997                          5
      Six Months Ended June 30, 1998 and 1997                            5

Condensed Consolidated Statements of Financial Position (Unaudited)
      June 30, 1998 and December 31, 1997                                6

Condensed Consolidated Statements of Cash Flows (Unaudited)
     Six Months Ended June 30, 1998 and 1997                             7

Notes to Condensed Consolidated Financial Statements (Unaudited)       8-18

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        19-27



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                28

SIGNATURE                                                               29

PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)
                                                                                                Three Months Ended
                                                                                                June 30,
                                                                                            ----------------------------

                                                                                       1998                     1997
                                                                               ----------------------     ------------------

Operating Revenue                                                                    $      270,496          $    251,076

Operating Costs                                                                             151,362               107,765

Selling and Administrative Expenses                                                          89,639                81,232

In-Process Research and Development                                                          21,900                     0

Depreciation and  Amortization                                                               21,507                22,724
                                                                               ----------------------     ------------------

Operating (Loss)/Income                                                                    (13,912)                39,355

Interest Income                                                                               4,771                 1,666
Interest Expense                                                                               (212)                 (131)
Gartner Equity Income                                                                        17,320                15,137
Gain from Stock Sale by Gartner                                                               5,392                     0
Gain on Issuance of Subsidiary Stock                                                         12,777                     0
Other Expense - Net                                                                         (2,477)                (1,331)
                                                                               ----------------------     ------------------
Non-Operating Income - Net                                                                   37,571                15,341

Income from Continuing Operations,
Before Provision for Taxes                                                                   23,659                54,696
Provision for Income Taxes                                                                 (22,107)               (14,629)
                                                                               ----------------------     ------------------
Income from Continuing Operations                                                             1,552                40,067
Income from Discontinued Operations, Net of Income Tax Provision
of $7,960 and $7,367 for June 30, 1998 and 1997, respectively                               21,088                 19,988
                                                                               ----------------------     ------------------
Net Income                                                                              $    22,640           $    60,055
                                                                               ======================     ==================

Earnings Per Share of Common Stock:
Basic
Income from Continuing Operations                                                           $0.01                  $ 0.24
Income from Discontinued Operations                                                          0.13                    0.12
                                                                               ----------------------     ------------------
Basic Earnings Per Share                                                                    $0.14                  $ 0.36
Diluted
Income from Continuing Operations                                                           $0.01                  $ 0.24
Income from Discontinued Operations                                                          0.12                    0.12
                                                                               ----------------------     ------------------
Diluted Earnings Per Share                                                                  $0.13                  $ 0.36

Average Number of Shares Outstanding - Basic                                            163,305,000            165,526,000

Dilutive Effect of Shares Issuable as of June 30, 1998 Under Stock Option                4,739,000                 435,000
Plans
Adjustment of Shares to Reflect Options Exercised and Cancelled During the
Period                                                                                   1,043,000                  93,000
                                                                               ======================     ==================
Average Number of Shares Outstanding - Diluted                                          169,087,000            166,054,000
                                                                               ======================     ==================


See accompanying notes to the condensed consolidated financial statements (unaudited)


IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                                 ----------------------


                                                                                            1998                1997
                                                                                     -------------------  ------------------

Operating Revenue                                                                       $      511,464       $    480,381

Operating Costs                                                                                270,954            216,465

Selling and Administrative Expenses                                                            170,593            153,918

In-Process Research and Development                                                             21,900                  0

Depreciation and  Amortization                                                                  43,201             49,035
                                                                                     -------------------  ------------------

Operating Income                                                                                 4,816             60,963

Interest Income                                                                                  8,869              5,276
Interest Expense                                                                                  (412)              (581)
Gartner Equity Income                                                                           32,894             30,671
Gain from Stock Sale by Gartner                                                                 13,379                  0
Gain on Issuance of Subsidiary Stock                                                            12,777                  0
Gains from Dispositions, Net                                                                    10,415              5,436
Other Expense - Net                                                                            (5,247)            (2,094)
                                                                                     -------------------  ------------------
Non-Operating Income - Net                                                                      72,675             38,708

Income from Continuing Operations,
Before Provision for Taxes                                                                      77,491             99,671
Provision for Income Taxes                                                                     (36,857)           (26,233)
                                                                                     -------------------  ------------------
Income from Continuing Operations                                                               40,634             73,438
Income from Discontinued Operations, Net of Income Tax Provision of
$15,887 and $14,118 for six months ended June 30, 1998 and 1997,
respectively                                                                                    42,093             39,522

                                                                                     -------------------  ------------------
Net Income                                                                               $      82,727        $   112,960
                                                                                     ===================  ==================

Earnings Per Share of Common Stock:
Basic
Income from Continuing Operations                                                               $ 0.25             $ 0.44
Income from Discontinued Operations                                                               0.26               0.23
                                                                                     -------------------  ------------------
Basic Earnings Per Share                                                                        $ 0.51             $ 0.67
Diluted
Income from Continuing Operations                                                               $ 0.24             $ 0.44
Income from Discontinued Operations                                                               0.25               0.23
                                                                                     -------------------  ------------------
Diluted Earnings Per Share                                                                      $ 0.49             $ 0.67

Average Number of Shares Outstanding - Basic                                               162,843,000         167,610,000
Dilutive Effect of Shares Issuable as of June 30, 1998 Under Stock Option Plans             4,347,000              197,000
Adjustment of Shares to Reflect Options Exercised and Cancelled During the Period
                                                                                            1,734,000              108,000
                                                                                     ===================  ==================
Average Number of Shares Outstanding - Diluted                                            168,924,000          167,915,000
                                                                                     ===================  ==================

See accompanying notes to the condensed consolidated financial statements (unaudited)

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollar amounts in thousands)

                                                                                                 Three Months Ended
                                                                                                      June 30,
                                                                                              -------------------------

                                                                                         1998                    1997
                                                                                 ---------------------     -----------------

Net Income                                                                                $   22,640           $   60,055


Other Comprehensive Income/(Loss), net of tax:

   Foreign Currency Translation Adjustments                                                 (10,499)              (13,649)

   Unrealized Gains on Securities:
     Unrealized  Holding Gains Arising  During the Period (Net of tax expense of
     ($1,690) and ($1,604) in 1998 and 1997,
      respectively)                                                                           4,478                 4,392
                                                                                 ---------------------     -----------------
   Net Unrealized Gains                                                                       4,478                 4,392

                                                                                 ---------------------     -----------------
Other Comprehensive Loss                                                                     (6,021)               (9,257)
                                                                                 ---------------------     -----------------

Comprehensive Income                                                                     $   16,619            $   50,798
                                                                                 =====================     =================

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                              -------------------------

                                                                                         1998                    1997
                                                                                 ---------------------     -----------------

Net Income                                                                                $   82,727           $  112,960


Other Comprehensive Income/(Loss), net of tax:

   Foreign Currency Translation Adjustments                                                  (9,596)              (42,484)

   Unrealized Gains/(Losses) on Securities:
     Unrealized  Holding  Gains/(Losses)  Arising  During the Period (Net of tax
     (expense)/benefit of ($1,717) and $785 in 1998 and 1997,
      respectively)                                                                           4,549                (2,197)
     Less: Reclassification Adjustment for Realized Gains included in Net
     Income (net of tax benefit of $2,910 in 1998)                                            (7,710)                   0
                                                                                 ---------------------     -----------------
   Net Unrealized Losses                                                                     (3,161)               (2,197)

                                                                                 ---------------------     -----------------
Other Comprehensive Loss                                                                    (12,757)              (44,681)
                                                                                 ---------------------     -----------------

Comprehensive Income                                                                     $   69,970            $   68,279
                                                                                 =====================     =================


IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited) (Dollar amounts in thousands)


                                                                             June 30,                 December 31,
                                                                               1998                       1997
                                                                        -------------------       --------------------
Assets

Current Assets
   Cash and Cash Equivalents                                                     $ 702,550                  $ 312,442
   Accounts Receivable-Net                                                         261,267                    251,623
   Other Current Assets                                                             72,678                     65,692
                                                                        -------------------       -------------------
       Total Current Assets                                                      1,036,495                    629,757
                                                                        -------------------       --------------------

Investment in Gartner Group                                                        228,674                    195,695
Marketable Securities and Other Investments                                        109,708                    109,712
Property, Plant and Equipment-Net                                                  175,304                    178,533
Other Assets-Net
   Computer Software                                                               132,927                     99,175
   Goodwill                                                                        245,836                     87,430
   Other Assets                                                                     80,924                     79,009
                                                                        -------------------       --------------------
       Total Other Assets-Net                                                      459,687                    265,614
                                                                        -------------------       --------------------
Net Assets from Discontinued Operations                                                  0                    122,778
                                                                        -------------------       --------------------
Total Assets                                                            $        2,009,868          $       1,502,089
                                                                        ===================       ====================

Liabilities and Shareholders' Equity

Current Liabilities
   Accounts and Notes Payable                                                $      46,659                $    44,441
   Accrued and Other Current Liabilities                                           249,927                    189,384
   Accrued Income Taxes                                                             60,235                     52,696
   Deferred Revenues                                                               130,068                    110,768
                                                                        -------------------       --------------------
       Total Current Liabilities                                                   486,889                    397,289
Postretirement and Postemployment Benefits                                          43,539                     38,082
Deferred Income Taxes                                                              102,646                     92,153
Minority Interests                                                                 112,063                    101,209
Other Liabilities                                                                   81,773                     71,786
                                                                        -------------------       --------------------

Total Liabilities                                                                  826,910                    700,519
                                                                        -------------------       --------------------

Shareholders' Equity                                                             1,182,958                    801,570
                                                                        -------------------       --------------------

Total Liabilities and Shareholders' Equity                              $        2,009,868        $         1,502,089
                                                                        ===================       ====================


See accompanying notes to the condensed consolidated financial statements (unaudited).




IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)
                                                                                              Six Months Ended
                                                                                                   June 30,

                                                                                         ------------------------------

                                                                                            1998            1997
                                                                                         ------------ -----------------
Cash Flows from Operating Activities:
Net Income                                                                                $ 82,727         $ 112,960
Less Income from Discontinued Operations                                                   (42,093)          (39,522)
                                                                                         ------------ -----------------
Income from Continuing Operations                                                           40,634            73,438
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                                           43,201            49,035
    Gains on Issuance of Subsidiary Stock                                                  (12,777)
    Gains from Sale of Investments, Net                                                    (10,415)           (5,436)
    Write-off of Purchased in Process Research & Development                                21,900                  0
    Postemployment Benefit Payments                                                         (2,083)           (4,059)
    Non-recurring Payments                                                                  (1,910)           (2,750)
    Net Decrease (Increase) in Accounts Receivable                                           3,696           (11,626)
    Net Increase in Deferred Revenues                                                       16,673            34,024
    Gartner Group Equity Income, Net of Taxes                                              (19,600)          (17,760)
    Gain from Stock Sale by Gartner                                                         (13,379)               0
    Minority Interest Expense                                                                4,183               712
    Deferred Income Taxes                                                                    7,889             5,869
    Net Increase (Decrease) in Accrued Income Taxes                                          8,916           (13,261)
    Net (Increase) in Other Working Capital Items                                            (8,569)         (21,246)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                   78,359            86,940
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Payments for Acquisitions of Businesses                                                     (2,938)                0

Cash of Companies Acquired in Stock Purchases                                                9,480                 0
Proceeds from Sale of Investments                                                           23,165             7,004
Capital Expenditures                                                                       (13,561)          (21,990)
Additions to Computer Software                                                             (21,060)          (19,992)
Additions to Other Assets                                                                  (13,829)          (10,936)
Increase in Investments                                                                    (12,604)          (14,349)
Other                                                                                       12,031            13,946
-----------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Investing Activities                                                    (19,316)          (46,317)
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
Payments for Purchase of Treasury Shares                                                    (7,809)         (204,564)
Proceeds from Exercise of  Stock Options                                                    43,232             4,345
Proceeds from Issuance of Subsidiary Stock                                                  27,128                 0
Payments of Dividends                                                                       (9,813)          (10,092)
Employee Stock Purchase Plan                                                                 2,607                 0
Proceeds from Debt assumed by Nielsen Media Research                                        300,000                0
Minority Interest Financing                                                                       0          100,000
Other                                                                                         (199)             (490)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by / (Used in) Financing Activities                                      355,146          (110,801)
-----------------------------------------------------------------------------------------------------------------------
Change of Gartner Group to Equity Basis                                                          0          (123,697)
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                (6,908)           (5,073)
Cash Flow from Discontinued Operations                                                     (17,173)           23,360
-----------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                           390,108          (175,588)
Cash and Cash Equivalents, Beginning of Period                                             312,442           422,963
----------------------------------------------------------------------------------------------------- -----------------
Cash and Cash Equivalents, End of Period                                                  $702,550         $ 247,375
=======================================================================================================================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                   $   412          $     581
Cash paid during the period for income taxes                                              $ 49,324          $  45,830
Non-Cash Investing Activities:
Stock Issued in Connection with Walsh and Chinametrik Acquisitions                        $168,937          $       0


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

Note 2. Restatement of Interim Financial Statements

The Company's Form 10-Q/A as of and for the three and six months ended June 30, 1998 has been filed for the restatement of the value initially allocated to acquired in-process research and development projects relating to the acquisition of Walsh International Inc. The amount originally recorded was based on the Company's application of the then general methods of allocating the purchase price and the determination of in-process research and development. Since that date, however, the SEC has revised the approach for such valuation. The estimate for the one-time charges for acquired in process research and development projects for the initial filing was $57,000, which has subsequently been reduced to $21,900. In addition, based on a third party appraiser, the Company allocated $29,000 to existing core technology representing computer software that is currently in use, which is amortized over 5 years. Approximately $156,557 is recorde as the excess of the purchase price over the fair value of identifiable assets, (goodwill), which is being amortized on a straight-line basis over 15 years. The restatement does not affect previously reported net cash flows for the periods. The effect of this reallocation on previously reported condensed consolidated financial statements as of and for the three and six month periods ended June 30, 1998 is as follows:


                                                             Three months                       Six months
                                                         ended June 30, 1998               ended June 30, 1998
Statement of Operations:                            As Previously                       As Previously
                                                        reported       As restated          reported      As restated
In-process Research and Development                     $  57,000         $  21,900        $  57,000        $  21,900
Net Income/ (loss)                                      $(12,460)         $  22,640        $  47,627        $  82,727
(Loss)/Earnings per common share - Basic               $   (0.08)        $     0.14       $     0.29       $     0.51
Earnings per common share - Diluted                    $   (0.07)        $     0.13       $     0.28       $     0.49


                                                             June 30, 1998
                                                      As Previously
Balance Sheet                                            reported       As restated
Computer Software                                       $ 103,927          $132,927
Other Assets                                            $  92,540          $ 80,924
Goodwill                                                 $219,420          $245,836


IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) Dollar amounts in thousands

Note 3. Basis of Presentation

This document relates to IMS Health. The Common Stock of IMS Health was distributed by Cognizant Corporation ("Cognizant") to its shareholders on June 30, 1998. Simultaneously with the distribution ("The Distribution"), Cognizant changed its name to Nielsen Media Research, Inc. ("Nielsen Media Research"). Notwithstanding the legal form of the distribution, whereby Cognizant spun off IMS Health, for accounting purposes the transaction is accounted for as if Cognizant spun off Nielsen Media Research and IMS Health has been deemed the "accounting successor" to Cognizant. The separation created IMS Health as the premier global provider of information solutions to the pharmaceutical and healthcare industries, and established an independent Nielsen Media Research, the leader in electronic audience measurement services. IMS Health consists of IMS ("IMS"), Erisco, Inc. ("Erisco"), Enterprises Associates, Inc. ("Enterprises"), Cognizant Technology Solutions Corporation ("CTS"), SSJ K.K. ("Super Systems Japan"), and an equity investment in Gartner Group, Inc. ("Gartner").

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

Note 3. Basis of Presentation (continued)

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

The Consolidated Financial Statements have been restated to present Nielsen Media Research as discontinued operations and reflect the Distribution which occurred at June 30, 1998. Summarized data for discontinued operations is as follows (dollar amounts in thousands):


Results of Operations                                   (Unaudited)                     (Unaudited)
                                                Three Months Ended June 30,      Six Months Ended June 30,
                                              -------------------------------- ------------------------------
                                                       1998              1997          1998        1997
                                              -------------- ----------------- ------------- ----------------

Operating Revenue                                $   97,932        $   87,184    $  193,996       $  173,455
Income Before Provision for Income Taxes
                                                     29,048            27,355        57,980           53,640
                                              ============== ================= ============= ================
Income from Discontinued Operations, Net of
Income Taxes                                     $   21,088        $   19,988    $   42,093       $   39,522
                                              ============== ================= ============= ================


Net Assets of Discontinued Operations
                                             December 31, 1997
                                           ----------------------

Current Assets                                        $   64,655
Property Plant & Equipment                                55,050
Computer Software                                         43,093
Deferred Charges                                          16,299
Other Assets                                              21,112
Current Liabilities                                     (43,921)
Other Liabilities                                       (33,510)
                                           ======================
Net Assets of Discontinued Operations                 $  122,778
                                           ======================

Note 4. Investments

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

Note 6. Acquisitions

On June 24, 1998 Cognizant acquired Walsh International, Inc. ("Walsh"). The total purchase price of the acquisition was $193,748, including $167,148 of common stock, $9,521 of stock options to be issued and $17,079 of accrued acquisition and integration costs. Under terms of the Walsh acquisition agreement, Walsh shareholders received .3041 shares of Cognizant common stock per Walsh share (or, based on a Cognizant share price of $51.792, consideration of approximately $167,148). Walsh had 10,612,628 shares outstanding. Cognizant issued 3,227,300 shares from treasury stock to consummate the Walsh acquisition. The direct acquisition and integration costs consist of severance of $4,876, lease terminations of $2,569, and other direct acquisition and integration costs of $9,634. These direct acquisition and integration costs are incremental to other costs and were incurred as a direct result of the formal plan to exit certain activities as part of the overall integration effort (such as severance costs related to Walsh employees) and certain contractual cancellation costs (such as Walsh leases). Approximately $156,557 is recorded as the excess of the purchase price ove the fair value of the identifiable net assets (goodwill), which is being amortized on a straight-line basis over 15 years.

Purchase Price Allocation

The Company made allocations of the aggregate purchase price to acquired in-process research and development ("IPR&D") amounting to $21,900 related to the Walsh acquisition.

The Securities and Exchange Commission (the "SEC") recently issued revised guidance with respect to allocations of IPR&D projects in connection with acquisitions. In accordance with this guidance, the amount allocated to IPR&D reflects the relative value and contribution of the acquired IPR&D. Consideration was given to the project's stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred and the projected cost to complete the projects.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) Dollar amounts in thousands

Note 6. Acquisitions - (continued)

In addition, based on a third party independent appraiser, the Company allocated $29,000 to existing core technology representing computer software that will be used, which is being amoritzed over 5 years.

The preliminary allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the acquisition was based primarily on independent appraisals of estimates of fair value. The allocation is summarized as follows:


                 In-process R&D write-off                        $   21,900
                 Net liabilities assumed                             (5,009)
                 Software/Core technology                            29,000
                 Deferred taxes                                      (8,700)
                 Goodwill                                           156,557
                 -------------------------------------------- ----------------
                 Total Purchase Price                            $  193,748
                 -------------------------------------------- ----------------

The Company does not believe that the current purchase price allocation, related to the Walsh acquisition will differ significantly from this preliminary purchase price allocation.

At the date of the acquisition, the development of the IPR&D projects had not yet reached technological feasibility and had no alternative future use. Accordingly, these costs were expensed as of the acquisition date.

The impact of the acquisition on results of operations, other than the one-time charges and the IPR&D write-offs, had it occurred January 1, 1998 or 1997 would be immaterial.

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

Note 8. Litigation (continued)

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

In light of the potentially significant liabilities which could arise from the IRI Action and in order to facilitate the distribution by D&B of shares of Cognizant and ACNielsen in 1996, D&B, ACNielsen Corporation ("ACNielsen"; the parent company of A.C. Nielsen Company) and Cognizant entered into an Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating liabilities that may arise out of or in connection with the IRI Action, and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (" the ACN Maximum Amount") and that Cognizant and D&B will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen will be able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) Dollar amounts in thousands

Note 8. Litigation (continued)

related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

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

Note 9. Financial Instruments with Off-Balance-Sheet Risk (continued)

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

Note 11. Operations by Business Segment (continued)


The accounting policies of these reportable segments are the same as those described for the consolidated entity. The Company evaluates the performance of its operating segments based on revenue and operating income.




Period Ended June 30, 1998                                Three Months                                   Six Months

                                             ------------ -------------- ------------    ------------ --------------- ------------
                                                 IMS        Emerging        Total            IMS         Emerging        Total
                                                           Markets (1)                                  Markets (1)
                                             ------------ -------------- ------------    ------------ --------------- ------------
Operating Revenue                               $249,422        $21,074     $270,496        $472,823         $38,641     $511,464
Segment Operating Income (2)                     $28,186         $1,685      $29,871         $59,112          $2,587      $61,699
General Corporate Expenses (3)                                              $(43,783)                                    $(56,883)
nterest Income (4)                                $2,270            $48      $2,318           $4,400             $80      $4,480
Interest Expense (5)                               $(196)                     $(196)           $(380)                      $(380)
Non-Operating Income/(Expense) - Net
   Gartner Equity Income                                                     $17,320                                      $32,894
   Gain on Gartner Stock   (SAB 51)                                           $5,392                                      $13,379
   Gains from Dispositions - Net                                $12,777      $12,777                         $23,192      $23,192
   Other Expense - Net                                                         $(40)                                       $(890)
                                            ------------ --------------- ------------     ------------ -------------- ------------
Income from Continuing Operations
Before Provision for Income Taxes                                            $23,659                                     $77,491
Provision for Income Taxes                                                  $(22,107)                                   $(36,857)
                                            ------------ --------------- ------------     ------------ -------------- ------------
Income from Continuing Operations                                             $1,552                                      $40,634
Income from Discontinued Operations,
 Net of Income Taxes                                                         $21,088                                      $42,093
-------------------------------------------- ------------ -------------- ------------    ------------ --------------- ------------
Net Income                                                                   $22,640                                      $82,727
-------------------------------------------- ------------ -------------- ------------    ------------ --------------- ------------

                                           --- ---------------------------------- --    -- ------------------------------------

Period Ended June 30, 1997                                 Three Months                                  Six Months
--------------------------

                                           --- ---------------------------------- --    -- ------------------------------------
                                                IMS         Emerging        Total            IMS        Emerging        Total
                                                           Markets (1)                                 Markets (1)
                                            ------------- -------------- ------------    ------------ -------------- ------------
Operating Revenue                               $229,364        $21,712     $251,076        $439,186        $41,195     $480,381
Segment Operating Income/(Loss)                  $56,356       $(9,912)      $46,444         $93,672      $(18,720)      $74,952
General Corporate Expenses                                                  $(7,089)                                   $(13,989)
Interest Income (4)                                 $785          $(51)         $734          $1,882            $10       $1,892
Interest Expense (5)                              $(141)          $115         $(26)          $(362)          $(14)       $(376)
Non-Operating Income/(Expense) - Net
   Gartner Equity Income                                                     $15,137                                     $30,671
   Gains from Dispositions - Net                                                                             $5,436       $5,436
    Other (Expense)/Income  - Net                                             $(504)                                      $1,085
                                           -------------------------------------------   ---------- ------------- ----------------
Income from Continuing Operations
Before Provision for Income Taxes                                            $54,696                                     $99,671
Provision for Income Taxes                                                  $(14,629)                                   $(26,233)
                                            ------------ -------------- --------------    ---------------------------------------
Income from Continuing Operations                                            $40,067                                     $73,438
Income from Discontinued Operations,
 Net of  Income Taxes                                                        $19,988                                     $39,522
------------------------------------------- ------------- -------------- ------------    ------------ -------------- ------------
Net Income                                                                   $60,055                                    $112,960
------------------------------------------- ------------- -------------- ------------    ------------ -------------- ------------

   (See Notes to Operations by Business Segments on next page)

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) Dollar amounts in thousands

Note 11. Operations by Business Segment (continued)

         Notes to Operations by Business Segments:

         (1) Excludes intersegment sales in 1998 of $4,173, and $7,907 for the three and six month periods presented, respectively. Excludes intersegment sales in 1997 of $3,267, and $5,754 for the three and six month periods presented, respectively. These sales, primarily from CTS to IMS, are accounted for on a time and materials basis and recognized as the service is performed.
(2) Segment operating income in 1998 includes a one-time in-process research and development write-off of $21,900 for both the three and six months periods presented.
(3)  General  Corporate   Expenses  in  1998  include  charges  related  to  the
Distribution of $30,125 and $35,025 for the three and six month periods presented, respectively. In addition, General Corporate Expenses in 1998 include one-time Walsh acquisition costs of $5,000 for both the three and six month periods presented. (4) Interest income in 1998 excludes amounts recorded at corporate of $2,453 and $4,389 for the three and six month periods presented, respectively. Interest income in 1997 excludes amounts recorded at corporate of $932 and $3,384 for the three and six month periods presented, respectively. (5) Interest expense in 1998 excludes amounts recorded at corporate of $16 and $32 for the three and six month periods presented, respectively. Interest expense in 1997 excludes amounts recorded at corporate of $105 and $205 for the three and six month periods presented, respectively.

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


Accumulated  balances  of  Cumulative  Translation  Adjustments  and  Unrealized
Gains/(Losses) on Investments, as of June 30, 1998 are as follows:
                                           Cumulative         Unrealized                  Total Other
                                          Translation       Gains/(Losses)               Comprehensive
                                           Adjustment       on Investments      (1)          Items
                                        ----------------- -------------------- ------ ---------------------
Balance December 31, 1997                      $(76,771)              $32,650                    $(44,121)
Current Period Change                            (9,596)              (3,161)                     (12,757)
======================================= ================= ==================== ====== =====================
Balance June 30, 1998                          $(86,367)              $29,489                    $(56,878)
======================================= ================= ==================== ====== =====================

(1) Current period change is principally due to the sale of Enterprises' investments in Aspect Development, Inc. and
Pegasus Systems Inc.


IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) Dollar amounts in thousands

Note 13. Subsequent Event

On July 22, 1998, the Company announced the signing of an agreement in principle to acquire the non-U.S. assets of Pharmaceutical Marketing Services Inc. ("PMSI"), which provides information services to pharmaceutical and healthcare companies in the U.S., Europe and Japan. The agreement supersedes the previous agreement dated March 23, 1998. PMSI will remain an independent company retaining PMSI Scott-Levin and all of its non-operating assets. The transaction which closed on August 5, 1998, is expected to be tax-free to PMSI. Under the terms of the agreement PMSI received approximately 1.2 million shares of IMS Health common stock, valued at approximately $75,000. It is expected that the Company will incur an in-process research and development charge as a result of this transaction.

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

Acquisition

On June 24, 1998 Cognizant acquired Walsh International, Inc. ("Walsh"). The total purchase price of the acquisition was $193,748, including $167,148 of common stock, $9,521 of stock options to be issued and $17,079 of accrued acquisition and integration costs. Under terms of the Walsh acquisition agreement, Walsh shareholders received .3041 shares of Cognizant Corporation common stock per Walsh share (or, based on a Cognizant share price of $51.792, consideration of approximately $167,148). Walsh had 10,612,628 shares outstanding. Cognizant issued 3,227,300 shares from treasury stock to consummate the Walsh acquisition. The direct acquisition and integration costs consist of severance of $4,876, lease terminations of $2,569 and other direct acquisition and integration costs of $9,634. These direct acquisition and integration costs are incremental to other costs and were incurred as a direct result of the formal plan to exit certain activities as part of the overall integration effort (such as severance costs related to Walsh employees) and certain contractual costs (such as Walsh leases). Approximately $156,557 is recorded as the excess of the purchase price over the fair value of identifiable net assets, (goodwill), which is being amortized on a straight-line basis over 15 years.

Purchase Price Allocation

The Company made allocations of the aggregate purchase price to acquired in-process research and development ("IPR&D") amounting to $21,900 related to the Walsh acquisition.

The Securities and Exchange Commission (the "SEC") recently issued revised guidance with respect to allocations of IPR&D projects in connection with acquisitions. In accordance with this guidance, the amount allocated to IPR&D reflects the relative value and contribution of the acquired IPR&D. Consideration was given to the project's stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred and the projected cost to complete the projects.

The preliminary allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the acquisition was based primarily on independent appraisals of estimates of fair value. The allocation is summarized as follows:

                 In-process R&D write-off                    $   21,900
                 Net liabilities assumed                         (5,009)
                 Software/Core technology                        29,000
                 Deferred taxes                                  (8,700)
                 Goodwill                                       156,557
                 ------------------------------------------ ----------------
                 Total Purchase Price                        $  193,748
                 ----------------------------------------- ----------------

The Company does not believe that the current purchase price allocation, related to the Walsh acquisition, will differ significantly from this preliminary purchase price allocation.

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) (Dollar amounts in thousands, except per share data)

 The impact of the acquisition on results of operations, other than the one-time charges and the charge for in-process research and development, had it occurred January 1, 1998 or 1997 would be immaterial.

At the date of the acquisition, the development of the IPR&D projects had not yet reached technological feasibility and had no alternative future use. Accordingly, these costs were expensed as of the acquisition date.

The projects identified as IPR&D at Walsh include enhancement of Walsh's Windows based sales management information system, enhancement of its pharmaceutical marketing database and development of a next-stage integrated and enhanced sales management information system. These projects were identified as underway at Walsh and, at the date of the acquisition, would require additional effort to establish technological feasibility. In addition, based on a third party independent appraiser, the Company allocated $29,000 to existing core technology representing computer software that is currently in use, which is being amoritzed over 5 years.

The amounts assigned to the IPR&D projects were determined by first estimating the degree of completion of each project and the potential net cash flows from such projects after commercial introduction. The potential net cash flows include reductions reflecting the necessary investment in fixed and working capital and other collateral assets, which include core technology, where appropriate and a fair return on those assets. A portion of the potential net cash flows for each project was then attributed to the effort already completed by Walsh, based upon the estimated degree of completion. The attributed potential net cash flows for each project were discounted to present value using a risk-adjusted discount rate.

The discount rates utilized to value the IPR&D projects ranged from 17% to 30%. Such discount rates took into account the industry risk for the Walsh business acquired (as evidenced by the calculated weighted average cost of capital), technology development risk associated with completing the in-process projects, and market and commercial risk associated with introducing the new products/technology. The implied weighted average cost of capital for the different Walsh projects ranged from 12% to 15%.

The degree of completion represents the extent to which the different in-process projects are complete, as of the acquisition date. The completion percentage ranged from 53% to 87% for projects at Walsh. In the opinion of management IMS Health is on target to begin realizing the benefits from these various projects through product introductions at launch dates ranging from early 1999 to January 2000.

The Company believes that the assumptions used, including the revenue forecasts and margin analysis, are reasonable. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or events associated

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) (Dollar amounts in thousands, except per share data)

with such projects, will transpire as estimated. For these reasons, actual results may vary from the projected results.

Management expects to continue supporting these IPR&D efforts and believes the Company has a reasonable chance of successfully completing the IPR&D programs. However, there is risk associated with the completion of the IPR&D projects and the Company cannot be assured that any will meet with either technological or commercial success.

If none of these IPR&D projects are successfully developed the sales and profitability of the Company may be adversely affected in future periods. The failure of any particular individual project in-process would not materially impact the Company's financial condition, results of operations or cash flows. Operating results are subject to uncertain market events and risks, which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction or other actions by competitors.

Public Offering of a Subsidiary

CTS effected an initial public offering (`the CTS IPO") of 2,917,000 shares of Class A Common Stock, par value $0.01 per share, of CTS (3,354,550 including the underwriters' over-allotment option granted by Cognizant) on June 19, 1998. Of such shares, 2,500,000 were offered by CTS and 417,000 shares were offered by Cognizant. Of the total proceeds, CTS used approximately $6.5 million to repay intercompany debt owed to Cognizant. Cognizant's interest in CTS was transferred to the Company in the Distribution. After completion of the offering, the Company holds 66.7% of the outstanding stock of CTS and accordingly, will continue to consolidate CTS results within its financial statements. Any minority interest is captured on the Statement of Financial Position in the minority interest line. The transaction (other than the over-allotment option) closed on June 24, 1998 and resulted in a gain of $12,777, which is a SAB 51 gain, representing the Company's portion due to the Distribution. The underwriter's over-allotment option was exercised during the third quarter. The Company expects to recognize a gain from the sale, which reduces ownership to 61.9%. CTS's Class A Common Stock is listed on the NASDAQ National Market under the symbol "CTSH".

In September 1997, the Company's voting interest in Gartner fell below 50% as a result of the exercise of Gartner employee stock options and employee stock purchases. Accordingly, effective January 1, 1997, the Company has deconsolidated Gartner (the "Gartner Deconsolidation") and is accounting for its ownership interest under the equity basis.

Operations

Revenue for the second quarter increased by 7.7% to $270,496 from $251,076 for the second quarter of the prior year. Consolidated first-half revenue increased 6.5% to $511,464 from $480,381 for the comparable period a year ago. Revenue growth for the quarter and the first-half was held down by the absence of revenues from Pilot Software Inc. ("Pilot") since its divestiture and the impact of a stronger U.S. dollar. Adjusting for these items, revenue for the second quarter and first half of 1998 increased by 14.2% and 14.4%, respectively. This increase reflected double-digit constant dollar revenue growth at IMS, Erisco and CTS. The impact of a stronger U.S. dollar decreased reported revenue by approximately 3% in the second quarter and 4% for the first-half, including the impact of gains related to the Company's hedging strategy.

Operating losses for the second quarter were ($13,912), a decrease of 135.4% from operating income of $39,355 for the second quarter of the prior year. Operating losses in the second quarter include Year 2000 costs of $12,330; charges related to the Distribution of $30,125; and an in-process research and development write-off of $21,900 and one-time charge of $5,000 related to the Walsh acquisition.

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) (Dollar amounts in thousands, except per share data)

Consolidated first-half operating income was $4,816, a decrease of 92.1% from operating income of $60,963 for the comparable period a year ago. First-half operating losses include Year 2000 costs of $22,301; charges related to the Distribution of $35,025; and a research and development write-off of $21,900 and one-time charge of $5,000 related to the Walsh acquisition.

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

The Company's effective tax rate was 93.4% for the second quarter of 1998, compared with an effective tax rate of 26.8% in the comparable period of the prior year. The second quarter 1998 effective tax rate was impacted by a one-time spin-related charge of $30,125 and a research and development write-off of $21,900 and one-time charge of $5,000 related to the Walsh acquisition. These items did not give rise to a tax benefit. Excluding these items, the Company's effective tax rate was 27.4% for the second quarter of 1998.

The Company's effective tax rate was 47.6% for the first-half of 1998, compared with an effective tax rate of 26.3% in the comparable period of the prior year. Excluding the charges related to the Distribution and a research and development write-off and one-time charge related to the Walsh acquisition, the effective tax rate from operations for the first-half of 1998 was 27.4%.

Income from continuing operations in the second quarter of 1998 was $1,552, compared with income from continuing operations of $40,067 in the second quarter of the prior year, a decrease of 96.1%. Excluding the after-tax impact of the SAB 51 Gain, CTS IPO gain, Year 2000 costs, the charges related to the Distribution and the in-process research and development write-off and one-time charges related to the Walsh acquisition, income from continuing operations increased 35.6% to $54,338 in 1998.

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) (Dollar amounts in thousands, except per share data)


Income from continuing operations for the first-half of 1998 was $40,634, compared with $73,438 in the first-half of the prior year, a decrease of 44.7%. Excluding the after-tax impact of gains associated with Enterprises' investments, the SAB 51 Gain, the CTS IPO gain, Year 2000 costs, the charges related to the Distribution and the in-process research and development write-off and one-time charges related to the Walsh acquisition, income from continuing operations increased 34.0% to $93,034 in 1998.

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

The Company's net income for the second quarter of 1998 was $22,640, a decrease of 62.3 % from net income of $60,055 in the second quarter of the prior year. Excluding the after-tax impact of Year 2000 costs, the charges related to the Distribution, the in-process research and development write-off, the one-time acquisition costs, the SAB 51 Gain, and the CTS IPO gain, net income for the quarter increased 25.6%.

The Company's net income for the first-half of 1998 decreased 26.8% to $82,727 from $112,960 in the first-half of the prior year. Excluding the after-tax impact of Year 2000 costs, the charges related to the Distribution, the in-process research and development write-off, the one time acquisition costs, the SAB 51 Gain, gains associated with Enterprises' investments, and the CTS IPO gain, net income for the quarter increased 24.1%.

Basic earnings per share from continuing operations in the second quarter of 1998 was $0.01, a decrease of 95.8% from earnings per share of $.24 in the second quarter of the prior year. Excluding the after-tax impact of the previously identified one-time items, basic earnings per share for the quarter increased 37.5%.

Basic earnings per share from continuing operations in the first-half of 1998 decreased 43.2% to $0.25 from $.44 in the first-half of the prior year. Excluding the after-tax impact of the previously identified one-time items, basic earnings per share for the quarter increased 39.0%.

Results by Business Segment

As discussed in Note 10, in 1997 the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which changes the way public companies report information about segments. As required, the Company has restated the prior period in order to conform to the 1998 presentation.

IMS is the leading global provider of market information and decision-support services to the pharmaceutical and healthcare industries. IMS revenue for the second quarter of 1998 increased 8.7% to $249,422 from $229,364 in the second quarter of the prior year. Adjusting for the impact

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) (Dollar amounts in thousands, except per share data)

Results by Business Segment -(continued)

of a stronger U.S. dollar, revenue for the second quarter 1998 increased by 11.6%. IMS revenue growth benefited from strong performance of its sales management products in North America, and from increased usage of the Global Services Midas database by international pharmaceutical companies. Income from IMS for the second quarter was $28,186, a decrease of 50% from operating income of $56,356 in the second quarter of the prior year. Operating income in the second quarter of 1998 includes $12,330 of costs related to Year 2000 and a research and development write-off of $21,900. Excluding these costs and the impact of a stronger U.S. dollar, operating income for the second quarter of 1998 increased 17.4%.

IMS revenue for the first-half of 1998 increased 7.7% to $472,823 from $439,186 in the first-half of the prior year. Adjusting for the impact of a stronger U.S. dollar, revenue for the first-half of 1998 increased by 12.1%. IMS operating income for the first-half of 1998 decreased 36.9% to $59,112 from $93,672 in the first-half of the prior year. Operating income in the first-half of 1998 includes $22,301 of costs related to Year 2000 and a research and development write-off of $21,900. Excluding these costs and the impact of a stronger U.S. dollar, operating income for the first-half of 1998 increased 17.3%.

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

Emerging Markets revenue for the second quarter of 1998 decreased 2.9% to $21,074 from $21,712 in the second quarter of the prior year. This decrease was primarily due to the absence of revenues from Pilot since its divestiture. Excluding the effect of Pilot and the impact of a stronger U.S. dollar, revenue for the second quarter of 1998 increased 56.9%, primarily due to strong growth at CTS and Erisco. Emerging Markets operating income for the second quarter of 1998 increased to $1,685 from an operating loss of $9,912 in the second quarter of the prior year. This increase was primarily due to the absence of losses from Pilot since its divestiture.

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

Net cash (used in) investing activities totaled ($19,316) for 1998 compared with ($46,317) for the comparable period in 1997. The decrease in cash used of $27,001 is principally due to higher proceeds from the sale of investments in 1998 as compared with 1997 ($16,161) and cash from companies acquired in stock purchases ($9,480).

Net cash provided by / (used in) financing activities totaled $355,146 for the six months ended June 30, 1998 compared with ($110,801) for the comparable period in 1997. The increase in cash provided by financing activities of $465,947 was primarily due to proceeds from the debt assumed by Nielsen Media Research ($300,000), lower cash payments for the purchase of treasury shares ($196,755), higher proceeds from the exercise of stock options in 1998 ($43,232), as compared with 1997 ($4,345) and proceeds from the CTS IPO ($27,128). These increases were partially offset by the absence of minority interest financing in 1998 ($100,000).


Changes in Financial Position at June 30, 1998 Compared to December 31, 1997

Cash & Cash Equivalents increased to $702,550 at June 30, 1998, from $312,442 at December 31, 1997, primarily reflecting the proceeds from bank borrowings assumed by Nielsen Media Research ($300,000), proceeds from the sale of investments ($23,165), proceeds from the CTS IPO ($27,128) and proceeds from exercise of stock options ($43,232).

Investment in Gartner Group increased to $228,674 at June 30, 1998, from $195,695 at December 31, 1997, reflecting equity income-net of taxes ($19,600) and a gain on the sale of Gartner stock ($13,379).

Goodwill increased to $245,836 at June 30, 1998, from $87,430 at December 31, 1997, primarily reflecting the Walsh acquisition ($156,557).

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

Shareholders' Equity increased to $1,182,958 at June 30, 1998, from $801,570 at December 31, 1997, primarily reflecting the issuance of stock in connection with acquisitions ($168,937), the proceeds of bank borrowings net of the dividend of Nielsen Media Research's net liability ($112,000), net income ($82,727), and proceeds from stock option exercises ($43,232). These increases were partially offset by cash dividends paid ($9,813), currency translation adjustments ($9,596) and treasury share repurchases (7,809).


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


                             IMS Health Incorporated





                            By:    /s/ J. MICHAL CONAWAY
             ----------------------------------------------------------------
                               J. Michal Conaway
                             Chief Financial Officer


                            By:    /s/ JAMES C. MALONE
            ----------------------------------------------------------------
                                 James C. Malone
                      Senior Vice President - Finance & Controller

Date: February 24, 1999