Form 10-Q/A
period 1998-09-30
IMS HEALTH INC
filed 1999-03-01
CIK 1058083

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-Q/A

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                   OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------     ---------------------

                Commission file number 001-14049


                   IMS Health Incorporated
-------------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

          Delaware                              06-1506026
-------------------------------     --------------------------------------
-------------------------------     --------------------------------------
   (State of Incorporation)          (I.R.S. Employer Identification No.)

   200 Nyala Farms, Westport, CT                        06880
--------------------------------------     -----------------------------------
--------------------------------------     -----------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code              (203) 222-4200
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Title of Class                              Shares Outstanding
           Common Stock,                             at September 30, 1998
     par value $.01 per share                             160,156,033

                          IMS HEALTH INCORPORATED

                          INDEX TO FORM 10-Q/A

PART I. FINANCIAL INFORMATION                                          PAGE(S)

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
      Three Months Ended September 30, 1998 and 1997                     3
      Nine Months Ended September 30, 1998 and 1997                      4

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
      Three Months Ended September 30, 1998 and 1997                     5
      Nine Months Ended September 30, 1998 and 1997                      5

Condensed Consolidated Statements of Financial Position (Unaudited)
      September 30, 1998 and December 31, 1997                           6
Condensed Consolidated Statements of Cash Flows (Unaudited)
     Nine Months Ended September 30, 1998 and 1997                       7

Notes to Condensed Consolidated Financial Statements (Unaudited)      8-19

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       20-32


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                33

SIGNATURES                                                              34

PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS


IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)
                                                                                                Three Months Ended
                                                                                                   September 30,
                                                                                            ----------------------------

                                                                                          1998                   1997
                                                                                    ------------------     ------------------

Operating Revenue                                                                     $      283,606          $    251,130

Operating Costs                                                                              112,364               106,332
Selling and Administrative Expenses                                                           87,468                65,602
Direct Acquisition  Integration Costs                                                         43,019                     0
Depreciation and  Amortization                                                                25,102                20,022
Acquired In-Process Research and Development                                                  10,900                     0
                                                                                    ------------------     ------------------

Operating Income                                                                               4,753                59,174

Interest Income                                                                                7,241                 3,141
Interest Expense                                                                               (335)                  (89)
Gartner Equity Income                                                                         15,970                13,758
Gain from Stock Sale by Gartner                                                                1,459                   706
Gains from Dispositions, Net                                                                  12,047                 3,955
Other Expense - Net                                                                          (3,441)                 (212)
                                                                                    ------------------     ------------------
Non-Operating Income - Net                                                                    32,941                21,259

Income from Continuing Operations,
Before Provision for Taxes                                                                    37,694                80,433
Provision for Income Taxes                                                                  (12,739)              (23,116)
                                                                                    ------------------     ------------------
Income from Continuing Operations                                                             24,955                57,317
Income from Discontinued Operations, Net of Income Tax Provision
of $8,251 for September 30, 1997                                                                   0                19,749
                                                                                    ------------------     ------------------
Net Income                                                                                  $ 24,955           $    77,066
                                                                                    ==================     ==================

Earnings Per Share of Common Stock:
Basic
Income from Continuing Operations                                                             $ 0.15                $ 0.35
Income from Discontinued Operations                                                             0.00                  0.12
                                                                                    ------------------     ------------------
Basic Earnings Per Share                                                                       $0.15                $ 0.47
Diluted
Income from Continuing Operations                                                              $0.15                $ 0.34
Income from Discontinued Operations                                                             0.00                  0.12
                                                                                     ------------------     ------------------
Diluted Earnings Per Share                                                                    $0.15                 $ 0.46

Average Number of Shares Outstanding - Basic                                             164,051,000            163,146,000

Dilutive Effect of Shares Issuable During the Period Under Stock Option Plans              4,055,000              3,146,000
Adjustment of Shares to Reflect Options Exercised and Cancelled During the Period            734,000                151,000
                                                                                    ==================     ==================
Average Number of Shares Outstanding - Diluted                                           168,840,000            166,443,000
                                                                                    ==================     ==================

See accompanying notes to the condensed consolidated financial statements (unaudited)


IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                                 ------------------------

                                                                                            1998                1997
                                                                                     -------------------  ------------------

Operating Revenue                                                                       $      795,070        $   731,511

Operating Costs                                                                                391,819            322,797
Selling and Administrative Expenses                                                            244,560            219,520
Depreciation and  Amortization                                                                  68,303             69,057
Acquired In-Process Research and Development                                                    32,800                  0
Direct Acquisition Integration Costs                                                            48,019                  0
                                                                                     -------------------  ------------------

Operating Income                                                                                 9,569            120,137

Interest Income                                                                                 16,110              8,417
Interest Expense                                                                                  (747)              (670)
Gartner Equity Income                                                                           48,864             44,429
Gain from Stock Sale by Gartner                                                                 14,838                706
Gain on Issuance of Subsidiary Stock                                                            12,777                  0
Gains from Dispositions, Net                                                                    22,462              9,391
Other Expense - Net                                                                            (8,688)            (2,306)
                                                                                     -------------------  ------------------
Non-Operating Income - Net                                                                     105,616             59,967

Income from Continuing Operations, Before Provision for Taxes                                 115,185             180,104

Provision for Income Taxes                                                                     (49,596)           (49,349)
                                                                                     -------------------  ------------------
Income from Continuing Operations                                                               65,589            130,755
Income from Discontinued Operations, Net of Income Tax Provision of $15,887 and
$22,369 for nine months ended September 30, 1998 and 1997, respectively                         42,093             59,271
                                                                                     -------------------  ------------------
Net Income                                                                              $      107,682        $   190,026
                                                                                     ===================  ==================

Earnings Per Share of Common Stock:
Basic
Income from Continuing Operations                                                               $ 0.40             $ 0.79
Income from Discontinued Operations                                                               0.26               0.35
                                                                                     -------------------  ------------------
Basic Earnings Per Share                                                                        $ 0.66             $ 1.14

Diluted
Income from Continuing Operations                                                               $ 0.39             $ 0.78
Income from Discontinued Operations                                                               0.25               0.35
                                                                                     -------------------  ------------------
Diluted Earnings Per Share                                                                      $ 0.64             $ 1.13

Average Number of Shares Outstanding - Basic                                               163,237,000         166,148,000
Dilutive Effect of Shares Issuable During the Period Under Stock Option Plans               3,216,000            1,302,000
Adjustment of Shares to Reflect Options Exercised and Cancelled During the Period           2,110,000              289,000
                                                                                     ===================  ==================
Average Number of Shares Outstanding - Diluted                                            168,563,000          167,739,000
                                                                                     ===================  ==================


 See accompanying notes to the condensed consolidated financial statements (unaudited)





IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollar amounts in thousands)
                                                                                                 Three Months Ended
                                                                                                   September 30,
                                                                                              -------------------------

                                                                                             1998                1997
                                                                                       ------------------  -----------------

Net Income                                                                                   $   24,955        $   77,066


Other Comprehensive Income/(Loss), net of tax:

Foreign Currency Translation Adjustments                                                            175            (2,965)

Unrealized (Losses)/Gains on Securities:
Unrealized Holding (Losses)/Gains Arising During the Period (Net of tax
benefit/(expense) of  $502 and  ($6,584) in 1998 and 1997, respectively)                       (1,329)             18,030
Less: reclassification adjustment for gains included in Net Income (Net of tax
Expense of  ($2,302) and  ($8,033) in 1998 and 1997, respectively)                             (6,100)           (22,488)
                                                                                       ------------------  -----------------

Net Unrealized Losses                                                                          (7,429)            (4,458)

                                                                                       ------------------  -----------------
Other Comprehensive Loss                                                                        (7,254)           (7,423)
                                                                                       ------------------  -----------------

Comprehensive Income                                                                         $  17,701         $   69,643
                                                                                       ==================  =================



                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                              -------------------------

                                                                                             1998                1997
                                                                                       ------------------  -----------------

Net Income                                                                                   $  107,682        $  190,026


Other Comprehensive Income/(Loss), net of tax:

Foreign Currency Translation Adjustments                                                        (9,421)           (45,449)

Unrealized (Losses)/Gains on Securities:
Unrealized Holding (Losses)/Gains Arising During the Period (Net of tax
benefit/(expense) of  $2,440 and ($6,025) in 1998 and 1997, respectively)                      (6,464)              16,867
Less: Reclassification Adjustment for Realized Gains included in Net Income (net
of tax expenses  of  ($1,557) and ($8,403) in 1998 and 1997, respectively)                     (4,126)            (23,522)
                                                                                       ------------------  -----------------
Net Unrealized Losses                                                                         (10,590)             (6,655)

                                                                                       ------------------  -----------------
Other Comprehensive Loss                                                                      (20,011)            (52,104)
                                                                                       ------------------  -----------------

Comprehensive Income                                                                        $   87,671        $   137,922
                                                                                       ==================  =================


  See accompanying notes to the condensed consolidated financial statements (unaudited)


IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited) (Dollar amounts in thousands)



                                                                          September 30,               December 31,
                                                                               1998                       1997
                                                                        -------------------       --------------------
Assets

Current Assets
  Cash and Cash Equivalents                                                      $ 312,245               $    312,442
   Accounts Receivable-Net                                                         245,947                    251,623
   Other Current Assets                                                             73,056                     65,692
                                                                        -------------------      --------------------
       Total Current Assets                                                        631,248                    629,757
                                                                        -------------------       --------------------

Investment in Gartner Group                                                        238,551                    195,695
Marketable Securities and Other Investments                                        104,945                    109,712
Property, Plant and Equipment-Net                                                  177,741                    178,533
Other Assets-Net
   Computer Software                                                               139,718                     99,175
   Goodwill                                                                        352,465                     87,430
   Other Assets                                                                     56,018                     79,009
                                                                        -------------------       --------------------
       Total Other Assets-Net                                                      548,201                    265,614
                                                                        -------------------       --------------------
Net Assets from Discontinued Operations                                                  0                    122,778
                                                                        -------------------       --------------------
Total Assets                                                            $        1,700,686           $      1,502,089
                                                                        ===================       ====================

Liabilities and Shareholders' Equity

Current Liabilities
   Accounts and Notes Payable                                               $      91,800                 $    44,441
   Accrued and Other Current Liabilities                                           269,081                    189,384
   Accrued Income Taxes                                                             56,707                     52,696
   Deferred Revenues                                                               145,169                    110,768
                                                                        -------------------       --------------------
       Total Current Liabilities                                                   562,757                    397,289
Postretirement and Postemployment Benefits                                          44,546                     38,082
Deferred Income Taxes                                                               98,756                     92,153
Minority Interests                                                                 114,811                    101,209
Other Liabilities                                                                   78,213                     71,786
                                                                        -------------------       --------------------

Total Liabilities                                                                  899,083                    700,519
                                                                        -------------------       --------------------

Shareholders' Equity                                                               801,603                    801,570
                                                                        -------------------       --------------------

Total Liabilities and Shareholders' Equity                              $        1,700,686        $         1,502,089
                                                                        ===================       ====================


 See  accompanying  notes to the  condensed  consolidated  financial (unaudited).

IMS HEALTH INCORPORATED



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)
                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                         ------------------------------

                                                                                            1998            1997
                                                                                         ------------ -----------------
Cash Flows from Operating Activities:
Net Income                                                                                $107,682         $ 190,026
Less Income from Discontinued Operations                                                   (42,093)          (59,271)
                                                                                         ------------ -----------------
Income from Continuing Operations                                                           65,589           130,755
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                                           68,303            69,057
    Gains on Issuance of Subsidiary Stock                                                  (12,777)                0
    Gains from Sale of Investments, Net                                                    (22,462)           (9,391)
    Acquired In-Process Research & Development                                              32,800                 0
    Direct Acquisition Integration costs                                                    48,019                 0
    Postemployment Benefit Payments                                                         (2,748)           (7,058)
    Non-recurring Charge Payments                                                           (2,835)           (4,278)
    Net Decrease in Accounts Receivable                                                     29,790            22,527
    Net Increase in Deferred Revenues                                                       14,161            31,490
    Gartner Group Equity Income, Net of Taxes                                              (27,884)          (25,956)
    Gain from Stock Sale by Gartner                                                        (14,838)            (706)
    Minority Interest Expense                                                                7,012             2,690
    Deferred Income Taxes                                                                    1,118            22,038
    Net Increase (Decrease) in Accrued Income Taxes                                          5,912            (2,440)
    Net (Increase) in Other Working Capital Items                                         (33,601)           (29,700)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                  155,559           199,028
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Payments for Acquisitions of Businesses                                                     (2,938)                0
Cash of Companies Acquired in Stock Purchases                                               11,895                 0
Proceeds from Sale of Investments                                                           42,432            43,601
Capital Expenditures                                                                       (20,375)          (34,058)
Additions to Computer Software                                                             (45,428)          (43,148)
(Increase) Decrease in Investments                                                          (20,705)             268
Other                                                                                         4,369           (3,713)
-----------------------------------------------------------------------------------------------------------------------
Net Used in Investing Activities                                                           (30,750)          (37,050)
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
Payments for Purchase of Treasury Shares                                                  (510,867)         (302,011)
Proceeds from Exercise of  Stock Options                                                    61,638            11,365
Proceeds from Issuance of Subsidiary Stock                                                  27,128                 0
Payments of Dividends                                                                      (14,805)          (15,008)
Employee Stock Purchase Plan                                                                 3,403               782
Proceeds from Debt assumed by Nielsen Media Research                                       300,000                 0
Minority Interest Financing                                                                      0           100,000
Other                                                                                       33,288              (721)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                     (100,215)         (205,593)
-----------------------------------------------------------------------------------------------------------------------
Change of Gartner Group to Equity Basis                                                          0          (123,697)

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                (7,618)          (10,169)
Cash Flow from Discontinued Operations                                                     (17,173)           31,210
-----------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                                         (197)         (146,271)
Cash and Cash Equivalents, Beginning of Period                                             312,442           422,963
----------------------------------------------------------------------------------------------------- -----------------

Cash and Cash Equivalents, End of Period                                                  $312,245         $ 276,692
=======================================================================================================================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                 $   747        $        670

Cash paid during the period for income taxes                                              $ 65,313        $   61,309
Non-Cash Investing Activities:
Stock Issued in Connection with Acquisitions                                              $243,854                 -

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

Note 2. Restatement of Interim Financial Statements

The Company's Form 10-Q/A as of and for the three and nine months ended September 30, 1998 has been filed for the restatement of the value initially ascribed to acquired in-process research and development projects relating to the acquisition of Walsh International Inc and certain non-US assets of Pharmaceutical Marketing Services Inc. ("PMSI"). The amount originally recorded was based on the Company's application of the then general methods of allocating the purchase price and the determination of in-process research and development. Since that date, however, the SEC has revised the approach for such valuation. The estimate for the one-time charges for acquired in process research and development projects for the initial filing was $52,000 (reported as $57,000 in quarter 2) and $14,200, which has subsequently been reduced to $21,900 and 10,900 for Walsh and PMSI respectively. In addition, based on a third party appraiser, the Company allocated $29,000 at Walsh and $7,700 at PMSI to existing core technology, representing computer software that is currently in use, which is amortized over 5 years. Approximately $156,557 for the Walsh acquisition and $115,275 for the PMSI acquisition is recorded as the excess of the purchase price over the fair value of identifiable net assets (goodwill), which is being amortized on a straight-line basis over 15 years. The restatement does not affect previously reported net cash flows for the periods. The effect of this reallocation on previously reported condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 1998 is as follows:


                                                             Three months                       Nine months
                                                      .ended September 30, 1998          .ended September 30, 1998

Statement of Operations:                             As reported      As restated     As reported       As restated
In-process Research and Development                   $     9,200      $     10,900    $      66,200   $       32,800
Depreciation and Amortization                          $   24,228      $     25,102    $      67,429   $       68,303
Provision for Income Taxes                              $ (12,978)       $  (12,739)     $   (49,835)    $    (49,596)
Net Income                                             $   27,290      $     24,955     $     74,917     $    107,682
Earnings per common share - Basic                    $       0.17    $         0.15   $         0.46         $   0.66
Earnings per common share - Diluted                  $       0.16    $         0.15   $         0.44             0.64


                                                   September 30, 1998
Balance Sheet                               As reported       As restated
Computer Software                          $  104,199        $  139,718
Other Assets                               $   69,509        $   56,018
Goodwill                                    $ 330,162         $ 352,465

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

Note 3. Basis of Presentation (continued)


Summarized data for discontinued operations is as follows (dollar amounts in thousands):


Results of Operations                                       (Unaudited)                             (Unaudited)
                                                 Three Months Ended September 30,         Nine Months Ended September 30,
                                              ---------------------------------------- ---------------------------------------
                                                      1998                1997              1998 (1)              1997
                                              --------------------- ------------------ -------------------- ------------------
Operating Revenue                                      -                   $   89,911           $  193,996         $  263,366
Income Before Provision for Income Taxes               -                       28,000               57,980             81,640
                                              ===================== ================== ==================== ==================
Income from Discontinued Operations, Net of
Income Taxes                                           -                   $   19,749           $   42,093         $   59,271
                                              ===================== ================== ==================== ==================

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

The Company recognizes as income any gains or losses related to the sale or issuance of stock by a consolidated subsidiary or a company accounted for under the equity basis ("SAB 51 Gain"). In the third quarter of 1998, proceeds from the issuance of shares to Gartner employees, including associated tax benefits, increased Gartner's equity by $5,474 and reduced the Company's ownership interest by less than 1% to approximately 47% at September 30, 1998. Accordingly, the Company recognized a pre-tax unrealized gain on Gartner stock of $1,459 corresponding to the net increase in the value of its underlying investment in Gartner. In addition, Gartner equity income for the third quarter includes the Company's share of the pre-tax loss from the sale of Gartner Group Learning of $932. (See Note 14. Subsequent Events).

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) Dollar amounts in thousands, except per share data

Note 5. Dispositions

During the third quarter of 1998, the Company recorded a $12,047 pre-tax net gain principally reflecting the sale of its investments in Aspect Development, Inc., and MediQual, Inc. which were part of Enterprises portfolio and sale of stock holdings in CTS (see Note 5 Public Offering of a Subsidiary). These sales generated cash proceeds of $19,267.

Note 6. Public Offering of a Subsidiary

CTS effected an initial public offering (the "CTS IPO") of 2,917,000 shares of Class A Common Stock, par value $0.01 per share, of CTS (3,354,550 including the underwriters' over-allotment option granted by Cognizant) on June 19, 1998. Of such shares, 2,500,000 were offered by CTS and 417,000 shares were offered by Cognizant. Of the total proceeds, CTS used approximately $6.5 million to repay intercompany debt owed to Cognizant. Cognizant's interest in CTS was transferred to the Company in the Distribution. After the initial offering, the Company held approximately 67.0% of the outstanding stock of CTS and accordingly, continues to consolidate CTS results within its financial statements. Any minority interest is captured on the Statement of Financial Position in the minority interest line. The initial closing on June 24, 1998 with the Company's allocable portion of a SAB 51 Gain being $12,777 (the "CTS IPO Gain"). The underwriters' over-allotment option of 437,550 shares was exercised in full during the third quarter. The Company recognized a gain of $2,731 from this sale of shares (the "over allotment gain") and reduced its ownership in CTS to 61.8%. CTS's Class A Common Stock is listed on the NASDAQ National Market under the symbol "CTSH". Included below is selected financial data on CTS:


            --------------- ----------------------- ----------------------
                             Three Months Ended      Nine Months Ended
                             September 30, 1998      September 30, 1998
            --------------- ----------------------- ----------------------
            --------------- ----------------------- ----------------------
             Revenue              $  16,401              $  39,106
            --------------- ----------------------- ----------------------
            --------------- ----------------------- ----------------------
             Net Income              1,699                  3,477
            --------------- ----------------------- ----------------------

Note 7. Acquisitions

Walsh Acquisition

On June 24, 1998, Cognizant acquired Walsh International Inc. ("Walsh"). The final purchase price of the acquisition was $193,748, consisting of $167,148 of common stock, $9,521 of stock options to be issued and $17,079 of accrued acquisition and integration costs. Under the terms of Walsh acquisition agreement, Walsh shareholders received .3041 shares of Cognizant common stock per Walsh per share (or, based on a Cognizant share price of $51.792, consideration of approximately $167,148). Walsh had 10,612,628 shares outstanding. Cognizant issued 3,227,300 shares from treasury stock to consummate the Walsh acquisition. The direct acquisition and integration cost consist of severance of $4,876, lease terminations of $2,569, and other direct acquisition and integration costs of $9,634. These direct acquisition and integration costs are incremental to other costs and were incurred as a direct results of the acquisition and the formal plan to exit certain activities as part of the overall integration effort (such as severance costs related to Walsh employees) and certain contractual costs (such as Walsh leases). Approximately $156,557 is recorded as the excess of the purchase price over the fair value of identifiable net assets (goodwill), which is being amortized on a straight-line basis over 15 years.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) Dollar amounts in thousands, except per share data

Note 7. Acquisitions - (continued)

PMSI Acquisition

On August 5, 1998, IMS Health acquired certain non-U.S. assets of Pharmaceutical Marketing Services Inc. ("PMSI"). The final purchase price of the acquisition was $103,291, consisting of $75,292 of common stock, $5,415 of stock options to be issued and $22,584 of accrued acquisition and integration costs. Under the terms of PMSI acquisition agreement, PMSI received 1,197,963 shares of IMS Health common stock issued from treasury stock, consideration of approximately $75,292. The acquisition and integration cost consist of severance of $3,794, lease terminations of $1,623, contract cancellation of $10,935, and other direct acquisition and integration costs of $6,232. These direct acquisitions and integration costs are incremental to other costs and were incurred as a direct results of the formal plan to exit certain activities as part of the overall integration effort (such as severance costs related to PMSI employees) and certain contractual cancellation costs (such as PMSI contracts and leases). Approximately $115,275 is recorded as the excess of the purchase price over the fair value of identifiable net assets (goodwill), which is being amortized on a straight-line basis over 15 years.

Purchase Price Allocation

In connection with both the acquisitions, the Company made allocations of the purchase price to acquired in-process research and development ("IPR&D") amounting to $21,900 in the second quarter of 1998 related to Walsh acquisition and $10,900 in the third quarter of 1998 related to PMSI acquisition.

The Securities and Exchange Commission ("the SEC") has recently issued revised guidance with respect to allocations of IPR&D projects in connection with acquisitions. In accordance with this guidance, the amount allocated to IPR&D reflects the relative value and contribution of the acquired IPR&D. Consideration was given to the project's stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred and the projected cost to complete the projects.
In addition, the Company allocated $29,000 at Walsh and $7,700 at PMSI to existing core technology, representing computer software that will be used. Such amounts are being amortized over 5 years.

The preliminary allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with these acquisitions were based primarily on estimates of fair values by an independent appraisal firm. The allocation is summarized below:

                               Walsh                 PMSI               Total
------------------- -------------------- --------------------- ----------------
In-process R&D write-off   $   21,900           $   10,900          $   32,800
Net liabilities assumed        (5,009)             (28,274)            (33,283)
Software/ Core technology      29,000                7,700              36,700
Deferred taxes                 (8,700)              (2,310)            (11,010)
Goodwill                      156,557              115,275             271,832
========================== ============= ===================== ================
Total Purchase Price       $  193,748           $  103,291          $  297,039
========================== ============= ===================== ================

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) Dollar amounts in thousands, except per share data

Note 7. Acquisitions - (continued)

The Company does not believe that the current purchase price allocation, either related to Walsh or PMSI acquisitions, will differ significantly from this preliminary purchase price allocation.

At the date of the respective acquisitions, the development of the IPR&D projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed as of the respective acquisition dates.

In the aggregate, the impact of both the Walsh and PMSI acquisitions on the results of operations, other than the charges for in-process research and development, had they occurred on January 1, 1998 or 1997 would be immaterial.

In connection with the PMSI acquisition, the Company commenced an evaluation of its existing IMS Health product offerings. Based on this strategic assessment, the Company decided to abandon certain IMS Health existing software products. The impact of this decision was to recognize the impairment of certain computer software assets ($36,300), the closure of certain IMS facilities ($800) and the severance of some IMS employees ($5,600). This resulted in a one-time charge of $43,019 recorded in the quarter as a one-time acquisition charge as a component of operating income.

Note 8. Investment Partnership

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

Note 9. Litigation

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

Note 9. Litigation - (continued)

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

Note 9. Litigation - (continued)

made in respect of the IRI Action under the Indemnity and Joint Defense Agreement or otherwise, including any legal fees and expenses related thereto incurred in 1999 or thereafter. IMS Health has agreed to be fully responsible for any legal fees and expenses incurred during 1998. Nielsen Media Research's aggregate liability to IMS Health for payments in respect of the IRI Action and certain other contingent liabilities shall not exceed $125 million.

Management of the Company is unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.

Note 10. Financial Instruments with Off-Balance-Sheet Risk

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

Note 11. Adoption of Statements of Financial Accounting Standards

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

Note 11. Adoption of Statements of Financial Accounting Standards -(continued)

recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. Management is currently evaluating the effects of this change on the Company's financial statements.

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

The IMS segment represents the Company's operations, which are the leading global providers of market information, sales management systems and decision-support services to the pharmaceutical and healthcare industries. The Emerging Markets segment includes Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry; CTS, a provider of software application development and maintenance services and Year 2000 and Eurocurrency compliance services; Super Systems Japan, a marketer of financial application software products to the Japanese market; Enterprises, the Company's venture capital unit focused on investments in emerging healthcare businesses; and Pilot Software Inc.("Pilot"), which was sold as of July 31, 1997.

The accounting policies of these reportable segments are the same as those described for the consolidated entity. The Company evaluates the performance of its operating segments based on revenue and operating income.



                                             --- ---------------------------------- --    -- -------------------------------------
Period Ended September 30, 1998                            Three Months                                  Nine Months
-------------------------------
                                             --- ---------------------------------- --    -- -------------------------------------
                                             ------------ -------------- ------------    ------------ --------------- ------------

                                                 IMS        Emerging        Total            IMS         Emerging        Total
                                                           Markets (1)                                 Markets (1)
                                             ------------ -------------- ------------    ------------ --------------- ------------
Operating Revenue                               $257,411        $26,195     $283,606        $730,234         $64,836     $795,070
Segment Operating Income (2)                      $8,922         $3,602      $12,524         $63,035          $6,188      $69,223
General Corporate Expenses (3)                                              $(7,771)                                    $(59,654)
Interest Income (4)                               $2,806           $257      $3,063           $6,956            $337      $7,293
Interest Expense (5)                              $(178)                     $(178)           $(558)                      $(558)
Non-Operating Income/(Expense) - Net
   Gartner Equity Income, Net                                                $16,902                                      $52,794
   Gain on Gartner Stock   (SAB 51)                                           $1,459                                      $14,838
   Gartner Loss on Sale/R&D write-off                                         $(932)                                     $(3,930)
   Gains from Dispositions - Net                                $10,248      $10,248                         $33,440      $33,440
   Other Income - Net                                                         $2,379                                       $1,739
                                           ------------ --------------- ------------    -------------- --------------- -----------
Income from  Continuing  Operations  Before
Provision for Income Taxes                                                   $37,694                                     $115,185
Provision for Income Taxes                                                  $(12,739)                                   $(49,596)
                                           ------------ --------------- ------------    -------------- -------------- ------------
Income from Continuing Operations                                            $24,955                                      $65,589
Income from Discontinued Operations,
 Net of Income Taxes                                                              $0                                      $42,093
-------------------------------------------- ------------ -------------- ------------    ------------ --------------- ------------
Net Income                                                                   $24,955                                     $107,682
-------------------------------------------- ------------ -------------- ------------    ------------ --------------- ------------


IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) Dollar amounts in thousands, except per share data

Note 12. Operations by Business Segment (continued)



Period Ended September 30, 1997                            Three Months                                  Nine Months
-------------------------------

                                             --- ---------------------------------- --    -- ------------------------------------
                                                IMS         Emerging        Total            IMS        Emerging        Total
                                                           Markets (1)                                 Markets (1)
                                            ------------- -------------- ------------    ------------ -------------- ------------
Operating Revenue                               $233,196        $17,934     $251,130        $672,382        $59,129     $731,511
Segment Operating Income/(Loss)                  $63,953         $2,221      $66,174        $157,624      $(16,498)     $141,126
General Corporate Expenses                                                  $(7,000)                                   $(20,989)
Interest Income (4)                               $1,321            $46       $1,367          $3,203           $123       $3,326
Interest Expense (5)                              $(128)         $(70)        $(198)          $(540)         $(347)       $(887)
Non-Operating Income/(Expense) - Net
   Gartner Equity Income                                                     $13,758                                     $44,429
   Gain on Gartner Stock   (SAB 51)                                             $706                                        $706
   Gains from Dispositions - Net                                 $3,955       $3,955                         $9,391       $9,391
    Other Income  - Net                                                       $1,671                                      $3,002
------------------------------------------- ------------- -------------- ------------ -- ------------ -------------- --------------
Income from Continuing Operations
Before Provision for Income Taxes                                            $80,433                                    $180,104
Provision for Income Taxes                                                  $(23,116)                                   $(49,349)
------------------------------------------ ------------- -------------- -------------   -------------- ------------- -------------
Income from Continuing Operations                                            $57,317                                    $130,755
Income from Discontinued Operations,
 Net of  Income Taxes                                                        $19,749                                     $59,271
------------------------------------------- ------------- -------------- ------------    ------------ -------------- ------------
Net Income                                                                   $77,066                                    $190,026
------------------------------------------- ------------- -------------- ------------    ------------ -------------- ------------

         Notes to Operations by Business Segments:

         (1) Excludes intersegment sales in 1998 of $2,669, and $10,576 for the three and nine month periods presented, respectively. Excludes intersegment sales in 1997 of $3,035, and $8,541 for the three and nine month periods presented, respectively. These sales, primarily from CTS to IMS, are accounted for on a time and materials basis and recognized as the service is performed. As discussed in Note 5. Public Offering of a Subsidiary, the initial closing for the CTS IPO occurred on June 24,1998 and selected financial data on CTS is provided in that note.
(2) Segment operating income in 1998 includes a one-time in-process research and development write-off estimate of $10,900 related to the PMSI acquisition. The one-time in-process research and development write-off related to the Walsh and PMSI acquisitions for the nine month period presented is $32,800. In addition, segment operating income in 1998 include direct acquisition integration costs related to the Walsh and PMSI acquisitions of $43,019, and $48,019 for the three and nine month periods presented, respectively. (3) General Corporate Expenses in 1998 include one-time spin-related charges of $35,025 for the nine month period presented. (4) Interest income in 1998 excludes amounts recorded at corporate of $4,178 and $8,817 for the three and nine month periods presented, respectively. Interest income in 1997 excludes amounts recorded at corporate of $1,774 and $5,091 for the three and nine month periods presented, respectively.
(5) Interest expense in 1998 excludes amounts recorded at corporate of $157 and $189 for the three and nine month periods presented, respectively. Interest expense in 1997 excludes amounts recorded at corporate of $109 and $217 for the three and nine month periods presented, respectively.

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


                                        Cumulative              Unrealized                   Total Other
                                        Translation           Gains/(Losses)                Comprehensive
                                        Adjustment            on Investments      (1)           Items
                                   ---------------------- ----------------------- ----- ----------------------
Balance December 31, 1997                      $(76,771)                 $32,650                    $(44,121)
Current Period Change                            (9,421)                (10,590)                     (20,011)
================================== ====================== ======================= ===== ======================
Balance September 30, 1998                     $(86,192)                 $22,060                    $(64,132)
================================== ====================== ======================= ===== ======================

(1) Current period change is principally due to the sale of Enterprise investments in Aspect Development, Inc. and MediQual, Inc.

Note 14. Subsequent Events

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

Note 14. Subsequent Events - (continued)

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

Pursuant to Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect Nielsen Media Research as discontinued operations for periods up to and including June 30, 1998 and reflects the Distribution which occurred on June 30,1998.

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

Public Offering of a Subsidiary

CTS effected an initial public offering (the "CTS IPO") of 2,917,000 shares of Class A Common Stock, par value $0.01 per share, of CTS (3,354,550 including the underwriters' over-allotment option granted by Cognizant) on June 19, 1998. Of such shares, 2,500,000 were offered by CTS and 417,000 shares were offered by Cognizant. Of the total proceeds, CTS used approximately $6.5 million to repay intercompany debt owed to Cognizant. Cognizant's interest in CTS was transferred to the Company in the Distribution. After completion of the offering, the Company approximately 67.0% of the outstanding stock of CTS and accordingly, continues to consolidate CTS results within its financial statements. Any minority interest is captured on the Statement of Financial Position in the minority interest line. The transaction closed on June 24, 1998 with the Company's allocable portion of a SAB 51 Gain being $12,777 (the "CTS IPO Gain"). The underwriters' over-allotment option of 437,550 shares was exercised during the third quarter. The Company recognized a gain of $2,731 from this sale ("over allotment gain") and reduced its ownership in CTS to 61.8%. CTS's Class A Common Stock is listed on the NASDAQ National Market under the symbol "CTSH".

Walsh Acquisition

On June 24, 1998 Cognizant acquired Walsh International, Inc. ("Walsh"). The total purchase price of the acquisition was $193,748, including $167,148 of common stock, $9,521 of stock options to be issued and $17,079 of accrued acquisition and integration costs. Under terms of the Walsh acquisition agreement, Walsh shareholders received .3041 shares of Cognizant Corporation common stock per Walsh share (or, based on a Cognizant share price of $51.792, consideration of approximately $167,148). Walsh had 10,612,628 shares outstanding. Cognizant issued 3,227,300 shares from treasury stock to consummate the Walsh acquisition. The direct acquisition and integration costs consist of severance of $4,876 lease terminations of $2,569 and other direct acquisition and integration costs of $9,634. These direct acquisition and integration costs are incremental to other costs and were incurred as a direct result of the formal plan to exit certain activities as part of the overall integration effort (such as severance costs related to Walsh employees) and certain contractual cancellation costs (such as Walsh leases). The impact of the acquisition on results of operations, other than the charge for in-process research and development, had it occurred January 1, 1998 or 1997 would be immaterial. To date incurred acquisition and integration costs are within original estimates. Approximately $156,557 will be recorded as the excess of the purchase price over the fair value of identifiable net assets, also known as goodwill, which is being amortized on a straight-line basis over 15 years.

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) (Dollar amounts in thousands, except per share data)

PMSI Acquisition

     IMS Health acquired certain non-U.S. assets of Pharmaceutical Marketing Services Inc. ("PMSI") on August 5, 1998. The purchase price of the acquisition was $103,291, including $75,292 of common stock, $5,415 of stock options to be issued and $22,584 of accrued acquisition integration costs.

Under terms of the PMSI acquisition agreement, PMSI received 1,197,963 shares of IMS Health common stock, consideration of approximately $75,292. The acquisition integration costs consist of severance of $3,794, lease terminations of $1,623, contract cancellation costs of $10,935, and other direct acquisition and integration costs of $6,232. These direct acquisition integration costs are incremental to other costs and were incurred as a direct result of the formal plan to exit certain activities as part of the overall integration effort (such as severance costs related to PMSI employees) and certain contractual cancellation costs (such as PMSI contracts and leases). Approximately $115,275 is recorded as the excess of the purchase price over the fair value of identifiable net assets (goodwill), which is being amortized on a straight-line basis over 15 years.

Purchase Price Allocation

The Company made allocations of the aggregate purchase price to acquired in-process research and development ("IPR&D") amounting to $21,900 related to the Walsh acquisition and $10,900 related to the PMSI acquisition.

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

The preliminary allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based primarily on independent appraisals of estimates of fair value. The allocation is summarized as follows:

                                     Walsh            PMSI             Total
  In-process R&D write-off      $   21,900       $   10,900        $   32,800
  Net liabilities assumed           (5,009)         (28,274)          (33,283)
  Software/Core technology          29,000            7,700            36,700
  Deferred taxes                    (8,700)          (2,310)          (11,010)
  Goodwill                         156,557          115,275           271,832
------------------------------ ---------------- ---------------- --------------
   Total Purchase Price         $  193,748       $  103,291        $  297,039
----------------------------- ---------------- ---------------- ---------------


The Company does not believe that the current price allocation, either related to Walsh or PMSI acquisitions, will differ significantly from this preliminary purchase price allocation.

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) (Dollar amounts in thousands, except per share data)

In the aggregate, the impact of both the Walsh and PMSI acquisitions on the results of operations, other than the one-time charges and the charge for IPR&D, had it occurred January 1, 1998 or 1997, would be immaterial.

At the date of the respective acquisitions, the development of the IPR&D projects had not yet reached technological feasibility and had no alternative future use. Accordingly, these costs were expensed as of the acquisition date.

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

The projects identified as in-process and development at PMSI include significant improvements of PMSI's physician database products in Europe and Japan and to its pharmacy software system in the United Kingdom. These projects were identified as being underway at PMSI, at the date of the acquisition, and would require additional effort to establish technological feasibility. In addition, based on a third party independent appraiser, the Company allocated $7,700 to existing core technology representing computer software that is currently in use, which is being amortized over 5 years.

The amounts assigned to the IPR&D projects were determined by first estimating the degree of completion of each project and the potential net cash flows from such projects after commercial introduction. The potential net cash flows include reductions reflecting the necessary investment in fixed and working capital and other collateral assets, which include core technology, where appropriate and a fair return on those assets. A portion of the potential net cash flows for each project was then attributed to the effort already completed by Walsh and PMSI by the acquisition date, based upon the estimated degree of completion. The attributed potential net cash flows for each project were discounted to present value using a risk-adjusted discount rate.

The discount rates utilized to value the IPR&D projects ranged from 17% to 30%. Such discount rates took into account the industry risk for the Walsh and PMSI businesses acquired (as evidenced by the calculated weighted average cost of capital), technology development risk associated with completing the in-process projects, and market and commercial risk associated with introducing the new products/technology. The implied weighted average cost of capital for the different Walsh and PMSI projects ranged from 12% to 15%.

The degree of completion represents the extent to which the different in-process projects are complete, as of the acquisition date. The completion percentage ranged from 53% to 87% for

IMS HEALTH INCORPORATED
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
 (Dollar amounts in thousands, except per share data)

projects at Walsh and 80% to 90% for projects at PMSI. In the opinion of management, IMS Health is on target to begin realizing the benefits from these various projects through product introductions at launch dates ranging from early 1999 to January 2000.

The Company believes that the assumptions used, including the revenue forecasts and margin analysis, are reasonable. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the projected results.

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

In connection with the PMSI acquisition, the Company commenced an evaluation of its existing IMS Health product offerings. Based on this strategic assessment, the Company decided to abandon certain of its existing software products.
The impact of this decision is to recognize the impairment of certain computer software assets ($36,000), the closure of certain IMS facilities ($800) and the severance of some IMS employees ($5,600). This resulted in a one-time charge of $43,019 and is included as a component of operating income.

Investment in Gartner

In September 1997, the Company's voting interest in Gartner fell below 50% as a result of the exercise of Gartner employee stock options and employee stock purchases. Accordingly, effective January 1, 1997, the Company has deconsolidated Gartner (the "Gartner Deconsolidation") and is accounting for its ownership interest under the equity basis. The Company also recognizes as income any gains or losses related to the sale or issuance of stock by a consolidated subsidiary or a company accounted for under the equity basis ("SAB 51 Gain").

Operations

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

Operating income for the third quarter was $4,753, a decrease of 92.0% from operating income of $59,174 for the third quarter of the prior year. Operating income in the third quarter includes Year 2000 compliance costs of $11,780; an in-process research and development write-off of $10,900 and direct acquisition integration costs of $43,019 related to the PMSI acquisition.

Year-to-date operating income was $9,569, a decrease of 92.0% from operating income of $120,137 for the comparable period a year ago. Year-to-date operating losses include Year 2000 compliance costs of $34,081; one-time spin-related charges of $35,025; in-process research and development write-offs of $32,800 and direct acquisition integration costs of $48,019 related to the Walsh and PMSI acquisitions.

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

The Company's effective tax rate was 33.8% for the third quarter of 1998, compared with an effective tax rate of 28.7% in the comparable period of the prior year. The third quarter 1998 effective tax rate was impacted by the estimated in-process research and development write-off of $10,900 related to the PMSI acquisition. This did not give rise to a tax benefit. Excluding these items, the Company's effective tax rate was 27.4% for the third quarter of 1998.

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) (Dollar amounts in thousands, except per share data)

Year-to-date the Company's effective tax rate was 43.1%, compared with an effective tax rate of 27.4% in the comparable period of the prior year. Excluding the one-time spin-related charges, the estimated in-process research and development write-offs related to the Walsh and PMSI acquisitions and certain non-deductible direct acquisition integration costs related to both acquisitions, the effective tax rate from operations year-to-date was 27.4%.

Income from continuing operations in the third quarter of 1998 was $24,955, compared with income from continuing operations of $57,317 in the third quarter of the prior year, a decrease of 56.5%. Excluding the after-tax impact of the SAB 51 Gain in both years; Enterprise gains in both years; CTS over allotment gain; Year 2000 compliance costs; and the in-process research and development write-off and direct acquisition integration costs related to the PMSI acquisition, income from continuing operations increased 23.2% to $66,569 in 1998.

Year-to-date income from continuing operations was $65,589, compared with $130,755 of the prior year, a decrease of 49.8%. Excluding the after-tax impact of gains associated with Enterprises' investments in both years; the SAB 51 Gain in both years; the CTS over allotment and IPO gains; Year 2000 compliance costs; the one-time spin-related charges; and the estimated in-process research and development write-offs and direct acquisition integration costs related to the Walsh and PMSI acquisitions, income from continuing operations increased 29.3% to $159,601 in 1998.

Year-to-date income from discontinued operations net of income taxes was $42,093 (which includes six months of Nielsen Media Research 1998 operations), compared with $59,271 in nine months of the prior year.

The Company's net income for the third quarter of 1998 was $24,955, a decrease of 67.6% from net income of $77,066 in the third quarter of the prior year. Excluding the after-tax impact of Year 2000 compliance costs, the one-time spin-related charges, the estimated in-process research and development write-offs, the direct acquisition integration costs, the SAB 51 Gain, and the CTS over allotment gain, and discontinued operations in 1997, net income for the quarter increased 23.2%

The Company's year-to-date net income decreased 43.3% to $107,682 from $190,026 for the comparable period of the prior year. Excluding the after-tax impact of Year 2000 compliance costs, the one-time spin-related charges, the estimated in-process research and development write-offs, the direct acquisition integration costs, the SAB 51 Gain, gains associated with Enterprises' investments, the CTS over allotment and IPO gains, and discontinued operations in both years, year-to-date net income increased 29.3%.

Basic earnings per share from continuing operations in the third quarter of 1998 were $.15 a decrease of 57.1%. Excluding the after-tax impact of the previously identified one-time items, basic earnings per share for the quarter increased 24.2%.

Diluted earnings per share from continuing operations in the third quarter of 1998 decreased 55.9% to $.15 from $.34 for the comparable period of the prior year. Excluding the after-tax impact of the previously identified one-time items diluted earnings per share for the quarter increased 21.9%.

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) (Dollar amounts in thousands, except per share data)

Year-to-date basic earnings per share from continuing operations decreased 49.4% to $.40 from $.79 for the comparable period of the prior year. Excluding the after-tax impact of the previously identified one-time items, year-to-date basic earnings per share increased 32.4%.

Year-to-date diluted earnings per share from continuing operations decreased 50.0% to $.39 from $.78 for the comparable period of the prior year. Excluding the after-tax impact of the previously identified one-time items, year-to-date diluted earnings per share increased 28.4%.

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

The IMS segment represents the Company's principle operations, which are the leading global providers of market information, sales management systems and decision-support services to the pharmaceutical and healthcare industries. IMS revenue for the third quarter of 1998 increased 10.4% to $257,411 from $233,196 in the third quarter of the prior year. Adjusting for the impact of a stronger U.S. dollar, revenue for the third quarter 1998 increased by 15.4%. IMS revenue growth benefited from strong performance of its sales management products.

 Income from IMS for the third quarter was $8,922, a decrease of 86% from operating income of $63,953 in the third quarter of the prior year. Operating income in the third quarter of 1998 includes $11,780 of costs related to Year 2000 compliance; an estimate of in-process research and development write-off of $10,900 and direct acquisition integration costs of $43,019 related to the PMSI acquisition. Excluding these costs, costs related to 1997 year 2000 compliance, and the impact of a stronger U.S. dollar, operating income for the third quarter of 1998 increased 17.4%.

Year-to-date IMS revenue increased 8.6% to $730,234 from $672,382 of the prior year. Adjusting for the impact of a stronger U.S. dollar, revenue year-to-date 1998 increased by 13.2%. IMS operating income year-to-date decreased 60.0% to $63,035 from $157,624 in year-to-date of the prior year. Year-to-date operating income includes Year 2000 compliance costs of $34,081; one-time spin-related charges of $35,025; in-process research and development write-offs of $32,800 and direct acquisition integration costs of $48,019 related to the Walsh and PMSI acquisitions. Excluding these costs, costs related to 1997 year 2000 compliance, and the impact of a stronger U.S. dollar, operating income year-to-date 1998 increased 17.3%.

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

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 1998 and 1997

Net cash provided by operating activities totaled $155,559 for the nine months ended September 30, 1998 compared with $199,028 for the comparable period in 1997. The decrease of $43,469 principally reflects lower net income in 1998 and a lower increase in deferred revenues ($17,329). These decreases were partially offset by a greater decrease in accounts receivable in 1998 compared with in 1997 ($7,263), and an increase in accrued income taxes in 1998 compared with a decrease in 1997 ($8,352).

Net cash used in investing activities totaled $30,750 for 1998 compared with $37,050 for the comparable period in 1997. The decrease of $6,300 is principally due to lower capital expenditures in 1998 compared to 1997 ($13,683) and cash received from companies acquired in stock purchases in 1998 ($11,895). These sources of cash were partially offset by an increase in other investments in 1998 compared with a decrease in 1997 ($20,973).

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

Goodwill increased to $352,465 at September 30, 1998, from $87,430 at December 31, 1997, primarily reflecting the Walsh acquisition ($156,557) and the PMSI acquisition ($115,275).

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

Shareholders' Equity increased to $801,603 at September 30, 1998, from $801,570 at December 31, 1997, primarily reflecting the issuance of stock in connection with acquisitions ($234,854), the proceeds of bank borrowings net of the dividend of Nielsen Media Research's net liability ($109,830), net income ($107,682), and proceeds from stock option exercises ($61,638). These increases were partially offset by cash dividends paid ($14,805), currency translation adjustments ($9,421) and treasury share repurchases ($510,867).

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

The creation of customer products relies on the receipt of data from external data suppliers and the Company's ability to convert the data and deliver the information to its customers. The consolidation of the data is principally performed at central processing locations. The Company operates central processing facilities in Germany, England, United States and Japan. The systems at these sites contained the most lines of code required to undergo conversion. The following is a status report of each location as of September 30, 1998:

 ------------------- --------------------------------- ------------------------
   Location     % of  Line of Code Tested and            Target completion date
                      Implemented to date
 ------------------ --------------------------------- -------------------------
 ------------------- --------------------------------- ------------------------
 Germany             68% lines of code converted        90% of central systems
                                                        schedule for 12/98
                                                        target date - balance
                                                        Q1 1999
 ------------------- --------------------------------- ------------------------
 ------------------- --------------------------------- ------------------------
 England             43% lines of code converted        80% of central systems
                                                        schedule for 12/98
                                                        target date - balance
                                                        Q1 1999
 ------------------- --------------------------------- ------------------------
 ------------------- --------------------------------- ------------------------
 United States        74% lines of code converted       90% of central systems
                                                        schedule  for 12/98
                                                        target date - balance
                                                        Q1 1999
 ----------------- --------------------------------- -------------------------
 ----------------- --------------------------------- -------------------------
 Japan               79% lines of code converted        80% of central systems
                                                        schedule for 12/98
                                                        target date - balance
                                                        Q1 1999
 ------------------- --------------------------------- -----------------------

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) (Dollar amounts in thousands, except per share data)

Year 2000  (continued)

The Company has also developed an internal audit program which examines the testing and effectiveness of controls, assesses the accuracy and completeness of inventories and reviews the documentation for completeness and accuracy. As of September 30, 1998 audits occurred in England and Germany, with a follow up scheduled for early 1999 and an audit of the United States planned November of 1998.

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

The Company has a process in place to convert its internal administrative operations systems and software. These operations include accounts receivable, payroll, accounts payable and the general ledger systems. The conversions of these systems will substantially be completed by the end of 1998. Testing is expected to be completed by the end of the first quarter of 1999.

Throughout 1999 the Company's efforts will; (i) heavily focus on testing of critical components of the Company's systems; (ii) continue the assessment of supplier and customer readiness to address the Year 2000 conversion and; (iii) finalize contingency plans to address unanticipated issues.

External and internal costs of addressing the Year 2000 issue are expensed. It is currently estimated that the aggregate cost of the Company's Y2K program will be approximately $65 to $70 million. Through September 30, 1998 the Company has incurred $43.9 million. These estimates do not include the costs of software and systems that are being replaced or upgraded in the normal course of business.

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


                      IMS Health Incorporated




                    BY: /s/ J. MICHAL CONAWAY
                    -----------------------------------------------
                             J. Michal Conaway
                             Chief Financial Officer



                    BY:  /s/ JAMES C. MALONE
                    ------------------------------------------------
                              James C. Malone
                       Senior Vice President - Finance & Controller

Date: February 24, 1999