Form 10-K
period 1998-12-31
IMS HEALTH INC
filed 1999-03-01
CIK 1058083

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

(MARK ONE)

   |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

   |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                        COMMISSION FILE NUMBER 001-12275.

                             IMS HEALTH INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                           06-1506026
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

 200 NYALA FARMS, WESTPORT, CONNECTICUT                     06880
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       Registrant's telephone number, including area code: (203) 222-4200.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                        ON WHICH REGISTERED
-------------------                                        -------------------
Common Stock, par value $.01 per share ................. New York Stock Exchange
Preferred Stock Purchase Rights ........................ New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of February 1, 1999, 318,016,855 shares of Common Stock of IMS Health Incorporated were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon its closing transaction price on the Composite Tape on such date) was approximately $12,025 million.

                                                                     (Continued)
================================================================================

                      Documents Incorporated by Reference

PART I
ITEM 1      -Business                                   IMS Health Business
                                                        Segments, 1998, Pages
                                                        34 to 36 Note 17.
                                                        Operations by Business
                                                        Segments, of the 1998
                                                        Annual Report to
                                                        Shareholders.

ITEM 3      -Legal Proceedings                          Pages 32 and 33, Note
                                                        15. Contingencies, of
                                                        the 1998 Annual Report
                                                        to Shareholders.

PART II
ITEM 5      -Market for the Registrant's Common         Pages 11 and 12,
                 Equity and Related Stockholder         Financial Review, of
                 Matters                                the 1998 Annual  Report
                                                        to Shareholders.

ITEM 6      -Selected Financial Data                    Page 38, Five-Year
                                                        Selected Financial
                                                        Data, of the 1998
                                                        Annual Report to
                                                        Shareholders.

ITEM 7      -Management's Discussion and Analysis       Pages 1 to 12,
                 of Financial Condition and Results of  Financial Review, of
                 Operations                             the 1998 Annual Report
                                                        to Shareholders.

ITEM 7A     -Quantitative and Qualitative Disclosure    Page 11, Financial
                 About Market Risk                      Review, and Page 24 to
                                                        25, Note 9. Financial
                                                        Instruments, of the
                                                        1998 Annual Report to
                                                        Shareholders.

ITEM 8      -Financial Statements and Supplementary     Pages 14 to 38 of the
                 Data                                   1998 Annual Report to
                                                        Shareholders; Pages F-1
                                                        to F-20 of the Gartner
                                                        Group, Inc. 1998 Annual
                                                        Report to Shareholders.

PART III
ITEM 10     -Directors and Executive Officers of the    Section entitled
                 Registrant                             "Election of Directors"
                                                        of the Company's Proxy
                                                        Statement dated
                                                        February 26, 1999.

ITEM 11     -Executive Compensation                     Section entitled
                                                        "Compensation of
                                                        Executive Officers and
                                                        Directors" of the
                                                        Company's Proxy
                                                        Statement dated
                                                        February 26, 1999.

ITEM 12     -Security Ownership of Certain Beneficial   Section entitled
                 Owners and Management                  "Security Ownership of
                                                        Management and Others"
                                                        of the Company's Proxy
                                                        Statement dated February
                                                        26, 1999.

ITEM 13     -Certain Relationships and Related          Not Applicable.
                 Transactions

                           --------------------------

                   The Index to Exhibits is located on Page 23

                                     PART I

      As used in this report, except where the context indicates otherwise, the terms "Company" and "IMS HEALTH" mean IMS Health Incorporated and all subsidiaries consolidated in the financial statements contained or incorporated by reference herein.

ITEM 1. BUSINESS

     IMS Health Incorporated ("accounting successor to Cognizant") was incorporated under the laws of the State of Delaware on February 3, 1998. The Company began operating as an independent publicly held company on July 1, 1998 (the "Distribution Date") as a result of its spin-off (the "Cognizant Spin-off") from Cognizant Corporation ("Cognizant"). Prior to the Cognizant Spin-off, the Company was owned by Cognizant. Cognizant began operating as an independent publicly held company on November 1, 1996 as a result of its spin-off (the "D&B Spin-off") from The Dun & Bradstreet Corporation ("Dun & Bradstreet"). Prior to the D&B Spin-off, Cognizant was owned by Dun & Bradstreet.

     The Common stock of IMS HEALTH was distributed by Cognizant Corporation ("Cognizant") to its shareholders on June 30, 1998. Simultaneously with the distribution Cognizant changed its name to Nielsen Media Research, Inc. ("Nielsen Media Research"). Notwithstanding the legal form of the distribution, whereby Cognizant spun off IMS HEALTH, for accounting purposes the transaction is accounted for as if Cognizant spun off Nielsen Media Research and IMS HEALTH has been deemed the "accounting successor" to Cognizant. The separation created IMS HEALTH as the premier global provider of information solutions to the pharmaceutical and healthcare industries, and established an independent Nielsen Media Research, the leader in North American electronic audience measurement services.

      On November 11, 1998 the Company announced that its Board of Directors approved a plan, in principle, to spin-off substantially all of its equity ownership of Gartner Group, Inc. ("Gartner"). The transaction, expected to be completed in the first half of 1999, is to be structured as a tax-free distribution of Gartner stock to IMS HEALTH shareholders.

     At the December 31, 1998 the Company owned approximately 47 million shares of Gartner. Prior to the spin-off, 40.1 million of these shares will be exchanged for new Class B Common Stock of Gartner. The Class B Stock will be entitled to elect 80% of Gartner's Board of Directors, but will otherwise be identical to existing Class A Common Stock. The exchange will be part of a Gartner recapitalization. The Class B shares will be distributed to the Company's shareholders in a tax-free distribution, subject to receipt of a favorable tax ruling from the Internal Revenue Service ("IRS") with respect to the distribution. The Company intends to monetize its remaining position in Gartner by the end of 1999. This includes 6.9 million shares of Class A Common Stock and warrants to purchase a further 600,000 shares.

     Separately, Gartner announced that, subject to approval by the IRS of the tax-free treatment of the distribution, it intends to declare a special one-time cash dividend of $300 million to its shareholders of record immediately prior to the spin-off. The Gartner Board of Directors also announced that it intends to authorize a $300 million open market share repurchase program for up to 20% of its stock commencing immediately after the spin-off.

     The transaction is subject to receipt of a favorable ruling from the IRS, final approval by the Company's and Gartner Boards of Directors, and approval by Gartner shareholders.

     IMS HEALTH is the global provider of information solutions to the pharmaceutical and healthcare industries. IMS HEALTH consists of the market information, and decision-support services business for the pharmaceutical and healthcare industries conducted by IMS HEALTH and various subsidiaries ("IMS"), IMS Health Strategic Technologies Inc. ("Strategic Technologies"), which is a leading provider of automated sales support to the pharmaceutical industry, ERISCO Managed Care Technologies, Inc. ("Erisco"), which provides application software and services to the healthcare industry to help manage the administration of group health and life insurance products, Enterprise Associates, Inc. ("Enterprises"), which invests in businesses mainly in the information technology and healthcare information industries, a 61.7% ownership interest in Cognizant Technology Solutions Corporation ("CTS"), which provides software solutions to complex IT problems including application development and maintenance services and Year 2000 and Eurocurrency compliance services. The Company also has an equity investment in Gartner Group, Inc. ("Gartner"), the premier provider of research and advisory services to the information technology industry. The Company operates in approximately 90 countries. The number of full-time equivalent employees at December 31, 1998 was approximately 8,000.

     The Company's operations can be grouped into the following business segments: IMS, Emerging Markets, and CTS, plus its equity investment in Gartner. Gartner is the leading independent provider of research and analysis on the computer hardware, software, communications and related technology industries.

                                       IMS

      The IMS segment provides information and decision-support services to the pharmaceutical and healthcare industries worldwide. These services broadly include market research services, sales management services, sales force automation and other professional, software, direct marketing and research and development services. IMS provides information services covering 94 countries and maintains offices in 74 countries on six continents, with 62% of total revenue generated outside the United States in 1998. In 1998, IMS continued its expansion in developing markets in Eastern Europe and Sub-Saharan Africa. Revenue in 1998 increased by 22% compared with 1997 in these developing markets.

      Sales management services represented approximately 48% of the IMS segment's worldwide revenue in 1998. Sales management services include sales territory reports, prescription tracking reports and doctor profiling services. These reports are customized for each pharmaceutical client and are used principally by pharmaceutical manufacturers to measure and forecast the effectiveness and efficiency of sales representatives and to target the marketing and sales efforts of a client's salesforce. IMS's principal sales management services are as follows:

      o Sales Territory Reporting Services. Sales territory reporting is the principal sales management service offered by IMS to its pharmaceutical clients. Sales territory reports can be precisely tailored for each client, and measure the sales of a client's own products and those of competitors within specified geographical configurations. These reports are designed to provide marketing and sales managers with a reliable measurement of each salesperson's activity and effectiveness in his or her sales territory, and therefore are used by clients, among other things, for determining sales force compensation. Data reported for multiple territories are used for applications such as resource allocation, territory alignment, market analyses and distribution management. Depending on the particular market, sales territory reports are available to clients on a weekly, monthly or quarterly basis. In the United States, sales territory reports from IMS's DDD service allow pharmaceutical clients to track the flow of their products and those of their competitors to various levels of geography and channels of distribution. The DDD database contains a virtual census of sales of pharmaceutical products through all distribution channels, including direct sales by pharmaceutical manufacturers and indirect sales through drug wholesalers, mail order distributors, warehousing chains and other market participants. IMS provides sales territory reporting services in 35 countries.

      o Prescription Tracking Reporting Services. Prescription tracking reporting services are designed to monitor prescription activity and to track the movement of pharmaceutical products out of pharmacies. Prescription tracking services are used by pharmaceutical companies to facilitate product marketing at the prescriber level. In the United States, the Xponent service monitors prescription activity at the retail pharmacy and mail order outlet level, and uses a patented statistical methodology to project the prescription activity of nearly one million individual prescribers on a monthly basis. Xponent is currently under development in Europe. The Europe Xponent database is built from prescription data collected from retail pharmacies and coding centers which are linked to the geographical area in which the prescription was written, and where permissible under local data privacy laws, to individual prescribers. Europe Xponent is in development in the United Kingdom, Germany, Belgium, the Netherlands, Italy, France and Spain. The acquisition of PMSI has accelerated the development of Xponent.

            Sales management reporting services are made available to clients and their sales representatives and management via hardcopy reports, CD-ROMs, software application tools, computer on-line services, web based access and magnetic media for use in client computer systems and IMS's customized electronic workstations. IMS's data delivery systems assist clients in maximizing efficiency by aiding in the setting of sales targets and calculation of sales commissions; giving fast access to sales data and permitting more sophisticated analyses; improving call reporting; and improving communication between sales management and their sales forces. In the United States, IMS has several customized client-server decision support systems that allow a client to store large amounts of data at its own site and integrate its own internal sales and marketing data with IMS data and other external data. IMS also provides clients with customized data warehouse tools and web based access capabilities.

            Market research services represented approximately 35% of the IMS segment's worldwide revenue in 1998. The principal market research services are syndicated pharmaceutical, medical, hospital, promotional, prescription and self-medication audits. Market research services are utilized by clients for various strategic purposes, including analyzing market shares, therapeutic prescribing trends and price movements at the national and subnational levels. The information reported in these services is generated or derived from data collected primarily from pharmaceutical manufacturers, pharmaceutical wholesalers, pharmacies, hospitals and doctors. Market research services are delivered to clients via hardcopy reports, CD-ROMs, software application tools, computer on-line services, and magnetic media for use in client computer systems and IMS's customized electronic workstations. IMS's principal market research services are as follows:

      o Pharmaceutical Audits. These audits measure the sale of pharmaceutical products into pharmacies, supplemented in some countries by data collected from prescribing physicians, retail chains and discount stores. These audits contain data projected to national estimates, showing product sales by therapeutic class broken down by package size and dosage form. IMS publishes pharmaceutical audits in over 83 countries.

      o Medical Audits. These audits are based on information collected from panels of practicing physicians and contain projected national estimates of the number of consultations for each diagnosed disease with details of the therapy prescribed. These audits also analyze the use physicians make of individual drugs by listing the diseases for which they are prescribed, the potential therapeutic action the physician is expecting, other drugs prescribed at the same time, and estimates of the total number of drugs used for each disease. IMS publishes medical audits in over 47 countries.

      o Hospital Audits. These audits contain data projected to national estimates and show the sale of pharmaceutical products to hospitals by therapeutic class. Related reports provide audits of laboratory diagnostic supplies, hospital supplies, and hospital records. IMS publishes hospital audits for 38 countries.

      o Promotional Audits. These audits measure pharmaceutical promotion for a particular market, including sales-force promotion and journal and mail advertising, based on information received from panels of physicians and from monitoring medical journals and direct mail. IMS publishes promotional reports for 26 countries.

      o Prescription Audits. These audits analyze the rate at which drugs move out of the pharmacy and into the hands of the consumer, and measure both what is prescribed by physicians and what is actually dispensed at the pharmacy. IMS publishes prescription audits in over 15 countries.

      o Self-Medication and OTC Reports. These reports provide detailed product movement, market share and pricing information for over-the-counter, personal care and patient care products. IMS publishes self-medication reports in 34 countries.

      o Other Market Research Reports. These include managed care reports which offer an array of information to quantify the effects of managed care on the pharmaceutical and healthcare industry; personal care reports which measure the sale of healthcare accessories, wound care and dietetic aids; and veterinary reports which analyze the animal care pharmaceutical market. IMS has developed, in certain countries, disease and treatment information at the patient level (which information is not identifiable to any individual patient) that gives participants in the healthcare industry new insights into the treatment of diseases. The availability, scope and frequency of the foregoing reports vary on a country-by-country basis.

     The remaining 17% of the IMS segment's 1998 revenue was derived primarily through professional consulting, software, direct marketing, research and development services, and sales support technology. IMS provides pharmaceutical and other clients with a range of value-added services that are used (i) to study specific issues and trends in the pharmaceutical marketplace and the healthcare industry, (ii) to manage sales and marketing, (iii) to evaluate the effectiveness of marketing programs, (iv) to analyze components of a product marketing program at any stage of its implementation, and (v) for consultancy in optimizing strategy, marketing programs and product commercialization. These services are as follows:

      o IMS Global Services. IMS's Global Services unit is based in the United Kingdom and the United States and provides access to global level information services to pharmaceutical clients operating on a multinational level. Global Services' core service offering, MIDAS(TM), is an on-line multinational integrated data analysis tool which harnesses IMS's worldwiDE databases and is used by the pharmaceutical industry to assess and utilize pharmaceutical information and trends in multiple markets. MIDAS gives clients on-line access to IMS-compiled pharmaceutical, medical, promotional and chemical data. Using MIDAS, clients are able to select information from the national databases compiled by IMS and produce statistical reports in the format the client requires. IMS Global Services also publishes various in-depth reviews of the worldwide pharmaceutical marketplace and provides custom market research and strategic consultancy.

      o Territory enterprise relationship management systems. Strategic Technologies, a subsidiary of IMS HEALTH is a leading provider of automated sales support technologies to the pharmaceutical industry. Strategic Technologies offers sales and marketing applications which can be integrated with client-critical databases to provide customer and business insights. Over 35,000 pharmaceutical sales executives worldwide rely on Strategic Technologies' solutions to make critical sales and marketing decisions on a daily basis. Three industry-leading IMS HEALTH products increase pharmaceutical sales force performance and productivity by providing access to up-to-the-minute profiling, targeting, activity reporting, team selling and sample management information. Cornerstone(TM) is a flexiblE, Windows(TM)-based, integrated sales and marketing information system used by sales forces. Capabilities of IMS HEALTH'S Cornerstone include the ability to quickly access and generate standard and customized reports, such as weekly activity summary reports, division reports and product launch reports; desktop or laptop reporting that provides fast updating of customer activities; and access to pharmaceutical databases through Cornerstone's MarketViews, which can be configured to deliver customized sales summaries by territory, district and physicians. Premiere(SM) is a Windows(TM)-based, integrated salES and marketing information system similar to Cornerstone with a substantial user base in Europe, Canada and Asia/Pacific. Core data can be drawn from various sources and tailored by country, region, department or individual user. Its unique application generators and builders are used to customize and modify the system to a company's specific requirements --quickly and without the need for re-programming. Sales and marketing professionals at every level of an organization can use Premiere to develop selling strategies, allocate and coordinate sales resources, track competitive activity, and plan, monitor and evaluate sales activity. Precise(SM)2000 is an Electronic Territory Management System that offers lower-cost hardware solutions for pharmaceutical sales organizations. The system is designed to help sales teams optimize their resources at every level, including organizing daily sales activities, monitoring individual performance, and making strategic and tactical decisions. This fully integrated software system also can be customized to increase productivity, to target prospective customers and to improve decision-making within a sales organization. Management is currently developing a next stage integrated and global sales management information system. Strategic Technologies is a market leader in application of a variety of hand held devices which offer greater portability in developed markets and a low cost entry strategy into sales force automation in emerging markets.

      o Professional Consulting Services. IMS's professional consulting services are provided to assist clients in the analysis and evaluation of market trends, strategies and tactics, and to assist in the development and implementation of customized software applications and data warehouse tools. In the United States, IMS's professional consulting services provides a wide range of custom market research, promotion optimization, promotion effectiveness, managed care and other advanced analytics services for the pharmaceutical and healthcare marketplace. The professional services consulting group also assists clients in designing customized decision support systems based on a variety of cutting-edge technologies which enable clients to optimize IMS data more rapidly and effectively in their decision-making process. Outside of the United States, a variety of consulting services is generally offered on a country-by-country basis.

      o Direct Marketing Services. IMS engages in the direct marketing businesses in the United States. Clark-O'Neill, Inc. ("Clark-O'Neill"), a wholly-owned subsidiary, represents the core of IMS's direct marketing business. Clark-O'Neill's services include sample distribution, pharmaceutical field salesforce support services, publication circulation management, direct mail, telemarketing projects utilizing physicians and other healthcare professionals, and other customized promotion programs.

      o Research and Development Services. IMS's research and development services provide clients with information and workstation tools intended to improve the effectiveness and speed of clinical research and subsequent regulatory approvals. IMS's regulatory affairs database, IDRAC, covers the European Union, certain Eastern European countries, Japan and the United States, guides users through the drug development and registration process. IMS also owns a 40% equity interest in DataEdge, an information provider to the pharmaceutical industry on clinical trial design and implementation.

      o Pharmacy dispensing and point-of-sales software systems. IMS also provides pharmacy dispensing and point-of-sale software systems to retail pharmacies in the United Kingdom and Australia.

      Over the past four decades, IMS has developed strong relationships with its data suppliers in each market in which it operates. As the supply of pharmaceutical data is critical to IMS's business, IMS devotes significant human and financial resources to its data collection efforts and in many cases has historical connections with the trade associations and professional associations involved. In the United States, IMS HEALTH and Clark-O'Neill each have been designated as database licensees by the American Medical Association ("AMA") for use and sublicensing of the AMA's physician database.

      Sales to the healthcare industry accounted for substantially all of the IMS segment's revenue in 1998. All major pharmaceutical companies are customers of IMS, and many of the companies subscribe to reports and services in several countries. IMS's customer base is broad in scope and enables it to avoid dependence on any single customer. None of IMS's customers accounted for more than 10% of the Company's gross revenues in 1998.

      While no competitor provides the geographical reach or breadth of IMS's services, IMS generally has competition in the countries in which it operates from other information services companies, as well as the in-house capabilities of its customers. Generally, competition has arisen on a country-by-country basis. In the United States, certain of IMS's sales management services, including its sales territory and prescription tracking reports, representing approximately 60% of the annual revenue of the US unit, compete with the services of National Data Corp. Quality, completeness and speed of delivery of information services and products are the principal methods of competition in IMS's market.

                                EMERGING MARKETS

This segment is comprised of Erisco, Enterprises and SSJ K.K. ("SSJ").

ERISCO

      Erisco has been a leading provider of application software and services to the healthcare industry for over two decades. Erisco's legacy system solutions, ClaimFacts and GroupFacts, were designed to help indemnity insurance carriers, third party administrators and self-administered corporations manage the administration of group health and life insurance products.

      Erisco's primary offering, Facets, is a client/server system which integrates advanced technology with clinical information to help managed care organizations ("MCOs") provide high-quality, cost-effective solutions in their marketplace. Primary markets include health maintenance organizations, preferred provider organizations, Blue Cross/Blue Shield organizations, managed-indemnity carriers and specialized MCOs.

      Erisco's strategic growth will come from Facets sales to the MCO market. Ongoing change in healthcare has had a significant impact on this market segment, resulting in the migration of plan members from indemnity-oriented plans to managed care. By the year 2000, managed health plan membership in the United States is estimated to surpass the 100 million mark. This significant market growth combined with the limitations of aging information systems, will continue to increase the demand for sophisticated managed care applications.

      Erisco also extends its Facets business solution through a service bureau offering for low-volume customers, and through alliances with strategic, complementary systems partners, and systems integration and implementation consultants.

      Within the high-growth managed care market segment, Erisco competes with three other information systems vendors; McKessonHBOC, Computer Sciences Corporation and Health Systems Design. Competition is principally based on company reputation, system functionality and technology, and ease of use and service.

ENTERPRISES

      Enterprises invests in emerging and established businesses, with an emphasis on information technology and the health care information industry. It has invested as a limited partner in Information Partners Capital Fund, Information Associates, L.P. and Information Associates II, L.P., all of which are venture capital limited partnerships, as well as through direct investments.

SSJ

      SSJ is based in Japan and markets financial application software products and services tailored for the Japanese market.

                                       CTS

       In the second quarter of 1998, CTS effected an initial public offering of its Class A Common Stock. As of December 31, 1998 IMS HEALTH owns 61.7% of the outstanding common stock of CTS, representing approximately 94% of the combined voting power of CTS' common stock. CTS is quoted on the Nasdaq National Market under the trading symbol "CTSH." CTS provides various software development and maintenance services to IMS Health and is subsidiaries, including assisting in IMS HEALTH'S Year 2000 compliance efforts. IMS HEALTH provides certain administrative services to CTS pursuant to an agreement entered into in connection with the public offering.

       During 1998, CTS recorded intercompany sales of approximately $13 million, principally to the IMS segment. These sales are eliminated in consolidation.

      CTS delivers high-quality, cost-effective, full life cycle solutions to complex software development and maintenance problems. Its services include the following:

      o Application Development Services. CTS develops new applications for IBM mainframe, client/server architectures and other emerging technology environments. CTS follows either of two approaches, including (i) full life cycle application development in which CTS assumes total start-to-finish responsibility and accountability for analysis, design, implementation and testing of systems, or (ii) cooperative development in which CTS's employees work with a customer's in-house information technology ("IT") personnel to analyze, design, implement and test new systems.

      o Application Maintenance Support Services. CTS provides services to ensure that a customer's legacy software systems are operational and responsive to end-users' changing needs. In doing so, CTS is often able to introduce process enhancements and improve service levels to customers requesting modifications and on-going support.

      o Year 2000 Compliance Services. With the year 2000 approaching, computer software systems that were not designed to process dates correctly in the next century are expected to fail. Organizations rely on mission-critical software systems and must either repair the problem presented by the Year 2000 issue or replace legacy systems. CTS uses its proprietary Year 2000 toolset and methodology, Century Transition Services 2000, to provide a cost-effective total solution for all phases of a Year 2000 compliance project. The Century Transition Services 2000 methodology covers the entire life cycle of a Year 2000 compliance project and comprises a seven step process:
            (i) inventory preparation, (ii) impact analysis, (iii) strategy and design, (iv) code change and data migration, (v) unit, system and acceptance testing, (vi) implementation and (vii) post-implementation support. The Century Transition Services 2000 toolset covers a wide array of common programming languages and environments including many client/server environments. CTS is thus able to provide complete solutions across a large portion of customers' systems.

      o Eurocurrency Compliance Services. The monetary union of the European Community presents a significant opportunity for CTS as computer systems which deal with any European denominated currency modified to handle local currency and Eurocurrency transactions. CTS is addressing the Eurocurrency compliance problem and has established a dedicated practice to focus on this problem. CTS believes that portions of its Year 2000 toolset and methodology can be extended to efficiently address the European currency compliance needs of customers.

      o Testing and Quality Assurance Services. Testing and quality assurance is a critical aspect of any software development activity. CTS works with customers to better define the quality assurance processes which are in use by the customers' in-house IT departments. CTS utilizes its quality assurance expertise to ensure better quality software through fundamental process improvements.

      o Re-Hosting and Re-Engineering Services. Through CTS's re-hosting and re-engineering service offerings, CTS works with customers to migrate systems based on legacy computing environments to newer, open-systems-based platforms and client/server architectures.

      The IT services market includes a large number of participants, is subject to rapid changes and is highly competitive. Many of CTS's competitors have significantly greater financial, technical and marketing resources and greater name recognition than CTS. The principal competitive factors affecting the markets for CTS's services include (i) performance and reliability, (ii) quality of technical support, training and services, (iii) responsiveness to customer needs, (iv) reputation, experience and financial stability and (v) competitive pricing of services.

                                 RESOURCE GROUP

      Shared Business Services began operations in 1994 as an internal services business. The shared service center in Allentown, Pennsylvania provides centralized functions covering broad finance and administrative services formerly supplied within each IMS HEALTH division, in the United States and Canada, but at lower cost with higher levels of service. In 1998 effective with the Cognizant Spin-off, the center began servicing Nielsen Media Research as an external services provider in the functions of general accounting, accounts payable, payroll and financial systems support.

FOREIGN OPERATIONS

      As indicated above, IMS HEALTH and its subsidiaries engage in a significant portion of their business outside of the United States. IMS HEALTH's foreign operations are subject to the usual risks inherent in carrying on business outside of the United States, including fluctuation in relative currency values, possible nationalization, expropriation, price controls and other restrictive government actions. IMS HEALTH believes that the risk of nationalization or expropriation is reduced because its products are software, services and information, rather than the production of products which require manufacturing facilities or the use of natural resources.

INTELLECTUAL PROPERTY

      IMS HEALTH owns and controls a number of patents, trade secrets, confidential information, trademarks, trade names, copyrights and other intellectual property rights which, in the aggregate, are of material importance to its business. Management believes that the "IMS" name and related names, marks and logos are of material importance to IMS HEALTH. IMS HEALTH is licensed to use certain technology and other intellectual property rights owned and controlled by others, and similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by IMS HEALTH. The technology and other intellectual property rights licensed by IMS HEALTH are of importance to its business, although management of IMS HEALTH believes that IMS HEALTH's business, as a whole, is not dependent upon any one intellectual property or group of such properties.

      The names of IMS HEALTH's and its subsidiaries' products and services referred to herein are trademarks, service marks, registered trademarks or registered service marks owned by or licensed to IMS HEALTH or one of its subsidiaries.

                         RELATIONSHIP BETWEEN IMS HEALTH
                AND NIELSEN MEDIA RESEARCH AFTER THE DISTRIBUTION

      Prior to the Cognizant Spin-off, IMS HEALTH and Cognizant (which changed its name to Nielsen Media Research, Inc.) entered into certain agreements governing their relationship subsequent to the Cognizant Spin-off and providing for the allocation of certain liabilities and obligations arising from periods prior to the Cognizant Spin-off, including those obligations and liabilities that arose in connection with the D&B Spin-off. The following descriptions summarize certain terms of such agreements, but is qualified by reference to the texts of such agreements, which are incorporated by reference to the Exhibits to this Form 10-K.

DISTRIBUTION AGREEMENT

      Cognizant and IMS HEALTH entered into a Distribution Agreement (the "Distribution Agreement") providing for, among other things, certain corporate transactions required to effect the Cognizant Spin-off and other arrangements between Cognizant and IMS HEALTH subsequent to the Cognizant Spin-off.

      In particular, the Distribution Agreement defines the assets and liabilities which were allocated to and assumed by IMS HEALTH and those which are allocated to and assumed by Nielsen Media Research. All assets were transferred without any representation or warranty, "as is-where is", and the relevant transferee bears the risk that any necessary consent to transfer was not obtained.

      The Distribution Agreement provides for, among other things, assumption of liabilities and cross indemnities designed to allocate generally, effective as of the Distribution Date, financial responsibility for the liabilities arising out of or in connection with (i) Cognizant's businesses (i.e., Nielsen Media Research) and certain other specified liabilities and (ii) all other liabilities to IMS HEALTH. Pursuant to the terms of the 1996 Distribution Agreement (the "1996 Distribution Agreement") among Cognizant, Dun & Bradstreet and ACNielsen Corporation ("ACNielsen"), as a condition to the Distribution, IMS HEALTH and Nielsen Media Research were required to and did undertake to be jointly and severally liable to Dun & Bradstreet and ACNielsen for any liabilities arising thereunder. The Distribution Agreement allocates between IMS HEALTH and

Nielsen Media Research the financial responsibility for such liabilities including contingent liabilities related to certain prior business transactions and certain liabilities to Dun & Bradstreet that may arise in connection with the D&B Spin-off.

      Among other things, IMS HEALTH and Nielsen Media Research agreed to an allocation of certain potential liabilities in connection with the action filed by Information Resources, Inc. described in Note 15 of the Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders, referred to in
Item 3 Legal Proceedings (the "IRI Action"). IMS HEALTH and Nielsen Media Research have agreed that, as between themselves, IMS HEALTH will assume 75%, and Cognizant will assume 25%, of any payments to be made by Cognizant in respect of IRI Action under the 1996 Indemnity and Joint Defense Agreement among Cognizant, Dun & Bradstreet and ACNielsen (the "IJDA") including any legal fees and expenses incurred in 1999 or thereafter. IMS HEALTH agreed to be fully responsible for any legal fees and expenses incurred during 1998. Nielsen Media Research aggregate liability to IMS HEALTH for payments in respect of the IRI Action and certain other specified contingent liabilities is not to exceed $125 million. Under the IJDA, ACNielsen assumed exclusive liability for the IRI Liabilities up to a specified amount (the "ACN Maximum Amount"), which is to be calculated at the time such liabilities, if any, become payable, and that Cognizant and Dun & Bradstreet will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

      In addition, pursuant to the Distribution Agreement, on the Distribution Date, Nielsen Media Research contributed to IMS HEALTH all cash in Nielsen Media Research accounts other than (i) cash required by Nielsen Media Research to satisfy certain specified obligations and (ii) such additional cash as was necessary for the net borrowings of Nielsen Media Research (excluding the items referred to in clause (i)) to be $300 million as of the Distribution Date.

      The Distribution Agreement provides that neither Nielsen Media Research nor IMS HEALTH will take any action that would jeopardize the intended tax consequences of the Cognizant Spin-off. Specifically, each company agrees to maintain its status as a company engaged in the active conduct of a trade or business, as defined in Section 355(b) of the Internal Revenue Code, until the second anniversary of the Distribution Date. As part of the request for a ruling that the Cognizant Spin-off will be tax free for Federal income tax purposes, each company represented to the Internal Revenue Service that, subject to certain exceptions, it has no plan or intent to liquidate, merge or sell all or substantially all of its assets. As a result, the Company may not initiate any action leading to a change of control, and in the case of a change in control, the foregoing representations, and the ruling based thereon, could be called into question. As a result, the acquisition of control of the Company prior to July 1, 2000 may be more difficult or less likely to occur because of the potential substantial contractual damages associated with a breach of such provisions of the Distribution Agreement.

TAX ALLOCATION AGREEMENT

      Nielsen Media Research and IMS HEALTH entered into a Tax Allocation Agreement under which IMS HEALTH agreed to pay any taxes, or receive any refunds or credits of taxes, shown as due on a U.S. federal, state or local income or franchise tax return for a taxable period beginning prior to the Distribution Date (including the current taxable period to the extent such taxes, refunds or credits are attributable to the portion of such taxable period up to and including the Distribution Date). Any subsequent adjustment of such taxes will be allocated to IMS HEALTH if such adjustment relates to IMS HEALTH's business and to Cognizant if such adjustment relates to the Nielsen Media Research business, except that any adjustment of such taxes attributable to tax items or positions initially determined by Cognizant's corporate office will be allocated to IMS HEALTH.

      All taxes other than U.S. federal, state and local income and franchise taxes will be the responsibility of IMS HEALTH if they are attributable to IMS HEALTH's business and of Nielsen Media Research if they are attributable to Nielsen Media Research business.

      For taxable periods beginning on or after the Distribution Date (and the portion of the current taxable period beginning after the Distribution Date), IMS HEALTH and Nielsen Media Research will be responsible for their own taxes.

EMPLOYEE BENEFITS AGREEMENT

      Nielsen Media Research and IMS HEALTH entered into an Employee Benefits Agreement, which allocates responsibility for certain employee benefits matters on and after the Distribution Date. Among other things, the Employee Benefits Agreement requires that the Company adopt a defined pension plan, nonqualified supplemental pension plans and welfare plans for the benefit of IMS HEALTH employees and former employees. Nielsen Media Research is required to continue to sponsor its current defined benefit pension plans and welfare plans for the benefit of employees and former employees and will retain the liability for benefits under Nielsen Media Research nonqualified supplemental pension plans for such employees. Nielsen Media Research and IMS HEALTH will each generally retain the severance liabilities of their respective employees who terminated employment prior to the Distribution Date. Assets and liabilities of the Cognizant Pension Plan attributable to the Company's employees and retirees were transferred to a plan maintained by the Company.

AMENDED AND RESTATED TRANSITION SERVICES AGREEMENT

      Nielsen Media Research, IMS HEALTH, Dun & Bradstreet, R.H. Donnelley, Inc., ACNielsen and Gartner entered into an Amended and Restated Transition Services Agreement pursuant to which such parties have agreed to certain basic terms governing the provision by Dun & Bradstreet to the other parties of insurance and risk management services for a transitional period after the Distribution Date. The Amended and Restated Transition Services Agreement amends and restates in its entirety the Transition Services Agreement dated as of October 28, 1996 among Cognizant, Dun & Bradstreet and ACNielsen entered into in connection with the D&B Spin-off and includes Gartner as a party to such agreement.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

      From time to time, information and statements provided by the Company may contain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. The Company cautions shareholders and investors that actual results may differ materially from those projected or suggested in any forward-looking statement as a result of a wide variety of factors, including but not limited to the factors set forth below:

      o Many existing computer systems and software applications use two digits, rather than four, to record years. Unless modified, such systems will not properly record or interpret years after 1999, which could lead to business disruptions ("the Year 2000 issue"). The Company began to address the Year 2000 issue in 1996, when it began to assess the impact on its operations. In 1997, the Company created a Year 2000 Task Force (the "task force") to manage overall risks and to facilitate activities across the entire Company. CTS, a majority owned subsidiary, is being used to convert the majority of the systems to allow most internal staff members to focus on the core business. The Company has also used outside services to assist in conversion and to assess the progress of its Year 2000 program. The Company has identified its Year 2000 areas of focus as systems and software for the creation and delivery of its products and systems and software for its internal administrative operations.

      o The cost of addressing the Year 2000 issue and the dates which the Company currently expects to complete Year 2000 compliance are based on the current best estimates of management, which are derived utilizing various assumptions regarding the future events. There can be no guarantee that these estimates will be achieved, and actual results may differ materially. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area of expertise, the ability to locate and correct all relevant computer codes, and the success of customers and suppliers in addressing the Year 2000 issue. The Company's plans are dependent on the continuous operation of industries outside of its direct control such as utilities, transportation, etc. The above expectations are subject to uncertainties. For example, if the Company is unsuccessful in identifying or fixing all Year 2000 problems in its critical operations, or effected by the inability of its data suppliers or major customers to continue operations due to such a problem, the Company's results of operations or financial condition could be materially impacted. See the "Financial Review" in the 1998 Annual Report to Shareholders.

      o Results could be affected by the costs and other effects of litigation and other contingencies involving the Company. In particular, management of the Company is unable to predict at this time the final outcome of the IRI Action described in "Note 15. Contingencies" of the Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders, or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.

      o The Company has been informed by The Dun & Bradstreet Corporation ("D&B") that the IRS is currently reviewing D&B's utilization of certain losses during 1989 and 1990. While D&B has not received an assessment with respect to these transactions, it understands that the IRS will challenge D&B's position. The Company has estimated that D&B's total cash liability to the IRS if an assessment is made and the IRS prevails would be approximately $425,000 for taxes and accrued interest net of tax benefit. Under the terms of the 1996 Distribution Agreement, the Company is liable to pay half of such taxes and interest owed to the extent that D&B's total liabilities exceed $137,000. A portion of the Company's liabilities would in turn be shared with Nielsen Media Research in connection with the Distribution dated June 30, 1998 between Cognizant and the Company. The Company estimates that its current share of the Liability were the IRS to prevail would be approximately $135,000. Additional information is incorporated by reference to Note 12. Income Taxes on Pages 30 - 31 of the 1998 Annual Report to Shareholders.

      o The Company operates globally, deriving 59% of its $1,186,513 in revenue and 114% of its $132,484 in operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar-denominated operating results. The Company's geographic expansion in emerging markets such as Eastern Europe, Africa and Asia Pacific is expected to continue. Emerging markets tend to be considerably less stable than established markets which may further contribute to volatility in operating results. In addition, the Company is subject to the usual risks inherent in carrying on business in certain countries outside the United States, including possible nationalization, expropriation, price controls or other restrictive government actions. Management believes that the risk of nationalization or expropriation is reduced because its basic service is the delivery of information, rather than the production of products which require manufacturing facilities or use of natural resources.

      o Although an important aspect of the Company's business strategy is growth through acquisitions, there can be no assurance that management of the Company will be able to identify and consummate acquisitions on satisfactory terms. Furthermore, every acquisition will entail some degree of uncertainty and risk, and even if consummated, may not produce the operating results or increases in value over time which were expected at the time of acquisition.

      o The Company competes in businesses which demand or sell sophisticated information systems, software and other technology. The types of systems which the Company's businesses require or sell can be expected to be subject to refinements as such systems and underlying technologies are upgraded and advanced, and there can be no guarantee that as various systems and technologies become outdated, the Company will be able to replace them, to replace them as quickly as the Company's competition or to develop and market new and better products and services in the future on a cost-effective basis.

      o Currently, the Company's assets include a significant block of the outstanding shares of Gartner. In the third quarter of 1997, the Company's voting interest in Gartner fell below 50% to 49.5% based upon the exercise of Gartner employee stock options and employee stock purchases. Accordingly, as of September 30, 1997 the Company deconsolidated Gartner and is accounting for its ownership interest on the equity basis. Gartner's common stock has historically traded at higher multiples than market averages and has generally experienced greater price volatility than the market as a whole. It can be expected that variations in the market value of the Gartner shares held by the Company will have an impact on the trading prices of the Company's Common Stock. Gartner's results of operations may also be subject to the various factors described in Gartner's reports filed with the SEC from time to time.

      o A number of countries in which the Company operates have enacted regulations limiting the prices pharmaceutical companies may charge for drugs. The Company believes that such cost containment measures will cause pharmaceutical companies to seek more effective means of marketing their products (which will benefit the Company in the medium and long term). However, such governmental regulation may cause pharmaceutical companies to revise or reduce their marketing programs in the near term.

      o Certain of the data services provided by the Company relate to the diagnosis and treatment of disease. The use of patient-specific information is anticipated to be an increasingly important tool in the design, development and marketing of pharmaceuticals. To protect privacy, no individual patient is identified in any IMS database. Recently, there have been a number of regulatory and legislative initiatives in the area of medical privacy at the federal, state and foreign government levels. Most of these initiatives seek to place restrictions on the use and disclosure of patient-identifiable information without consent and consequently would not apply to the Company's business. However, there can be no assurance that future initiatives would not adversely affect the Company's ability to generate or assemble data or to develop or market current or future products and services.

      o Each of the Company's businesses is subject to significant or potential competition which is likely to intensify in the future.

      o The Company's results could be adversely affected by general or specific weakening of economic conditions, including weak economic conditions in the pharmaceutical, healthcare, information technology or other industries in which the Company's customers operate.

      o On November 11, 1998 the Company announced that its Board of Directors approved a plan, in principle, to spin-off substantially all of its equity ownership of Gartner. The transaction, expected to be completed in the first half of 1999, is to be structured as a tax-free distribution of Gartner Stock to IMS HEALTH shareholders. The transaction is subject to receipt of a favorable ruling from the IRS, final approval by the Company's and Gartner's Board of Directors, and approval by Gartner shareholders. Additional information is incorporated by reference to the Financial Review on pages 1-12 of the 1998 Annual Report to Shareholders.


                    ---------------------------------------


The names of the Company's products used in this report are trademarks or registered trademarks of IMS Health Incorporated or one of its subsidiaries. Additional information is incorporated by reference to Note 17. Operations by Business Segment on Pages 34 - 36 of the 1998 Annual Report to Shareholders.

ITEM 2. PROPERTIES

      The principal properties of the Company are set forth below.

      The executive offices of IMS Health Incorporated are located at 200 Nyala Farms, Westport, Connecticut in a leased property.

      Property of the Company is geographically distributed to meet sales and operating requirements worldwide. The properties of the Company are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized.

      IMS

      Owned properties located within the United States include three facilities. The properties are located in Totowa, New Jersey; and Plymouth Meeting and West Norriton, Pennsylvania.

      Owned properties located outside the United States include nine facilities: one property each in Buenos Aires, Argentina; Artarmon, Australia; Crows Nest, Australia; Innsbruck, Austria; Santiago, Chile; Lisbon, Portugal; and London, Loughborough and Pinner, England.

      The operations of this business unit are also conducted from twenty-two leased offices located throughout the United States and one-hundred and five non-United States locations.

      EMERGING MARKETS

      Operations are conducted from two leased office locations throughout the United States.

      CTS

      Operations are conducted from three leased office locations throughout the United States and nine non-United States locations.

      RESOURCE GROUP/CORPORATE

      Operations are conducted from two leased office locations in Allentown, Pennsylvania and Westport, Connecticut.

ITEM 3. LEGAL PROCEEDINGS

      Reference is made to Note 15. of Notes to Consolidated Financial Statements on Pages 32 and 33 of the 1998 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT*

      Officers are elected by the Board of Directors to hold office until their respective successors are chosen and qualified.

      Listed below are the executive officers of the registrant at February 26, 1999 and brief summaries of their business experience during the past five years.

      Name            Title                                                 Age
      ----            -----                                                 ---

Robert E. Weissman    Chairman and Chief Executive Officer**                 58
Victoria R. Fash      President and Chief Operating Officer**                48
J. Michal Conaway     Chief Financial Officer                                50
Gilles Pajot          Vice Chairman and President - Europe Region            49
Robert Hooper         President, IMS America                                 53
Alan J. Klutch        Senior Vice President - Finance                        54
James C. Malone       Senior Vice President - Finance and Controller         50
Kenneth S. Siegel     Senior Vice President - General Counsel and
                         Corporate Secretary                                 43
Craig S. Kussman      Senior Vice President - Corporate Development          40
David H. Owen         Senior Vice President - Global Human Resources         48
Matthew L. Friedman   Vice President and Treasurer                           41

* Set forth as a separate item pursuant to Items 401(b) and (e) of Regulation S-K.

**    Member of the Board of Directors.

      Mr. Weissman was appointed Chairman and Chief Executive Officer of IMS Health Incorporated in February, 1998. He previously served as Chairman and Chief Executive Officer of Cognizant Corporation from September, 1996 to July, 1998. Mr. Weissman was Chairman and Chief Executive Officer of Dun & Bradstreet from April, 1995 to October, 1996 after serving as President and Chief Executive Officer from January, 1994 to March, 1995. He was named Dun & Bradstreet's President and Chief Operating Officer in January, 1985.

      Ms. Fash was appointed President and Chief Operating Officer of IMS Health Incorporated in February, 1998 and will become the Chief Executive Officer, effective March 19, 1999. Ms. Fash served as Executive Vice President and Chief Financial Officer of Cognizant Corporation from September, 1996 to July, 1998 and Chairman and Chief Executive Officer of I.M.S. International, Inc., a subsidiary of Cognizant, from December, 1997 to July, 1998. From April, 1995 to November, 1996, Ms. Fash was Vice President-Business Strategy of Dun & Bradstreet. Prior to that, she served as Vice President-Business Operations Planning of Dun & Bradstreet from May, 1994 to April, 1995. Previously, she had served as Assistant to the President of Dun & Bradstreet from September, 1991 to May, 1994.

      Mr. Conaway was appointed Chief Financial Officer in September, 1998. He previously served as Senior Vice President and Chief Financial Officer of Fluor Corporation, an engineering and diversified services company, from June, 1995 to September, 1998; Vice President and Chief Financial Officer from June, 1994 to June, 1995 and Vice President-Finance from January, 1993 to June, 1994.

      Mr. Pajot was appointed Vice Chairman and President - Europe Region in December, 1997. Prior to that he served as Senior Vice President and President Market Region Europe of Pharmacia & Upjohn. From September, 1994 to November 1995 he was Executive Vice President Worldwide of Pharmacia AB.

      Mr. Hooper was appointed General Manager of IMS America, Ltd. in April, 1997 and was appointed President in April, 1998. Prior to that, he was President of Abbott Laboratories Canada from July 1993 to April, 1997.

      Mr. Klutch was appointed Senior Vice President - Finance of IMS Health Incorporated in June, 1998. He previously served as Senior Vice President - Finance of Cognizant Corporation from September, 1996 to July, 1998. Mr. Klutch was Vice President - Financial Planning of Dun & Bradstreet from October, 1984 to October, 1996.

      Mr. Malone was appointed Senior Vice President - Finance and Controller of IMS Health Incorporated in May, 1998. He served as Senior Vice President - Finance and Controller of Cognizant Corporation from December, 1996 to July, 1998 and had been appointed Vice President - Finance and Controller from September, 1996 to December, 1996. Previously, he had served as Assistant Vice President and Leader - North American Shared Transaction Services Center from February, 1995 to December, 1996 and as Vice President and Controller of Reuben H. Donnelley Corporation, subsidiary of Dun & Bradstreet from 1990 to February, 1995.

      Mr. Siegel was appointed Secretary of IMS Health Incorporated in February, 1998 and Senior Vice President, General Counsel and Corporate Secretary in June, 1998. He served as Senior Vice President and General Counsel of Cognizant Corporation from February, 1997 to July, 1998 and Secretary from July, 1997 to July, 1998. Mr. Siegel was a partner with the law firm of Baker & Botts, L.L.P. from September, 1994 to February, 1997. Previously, he was a partner at the law firm of O'Sullivan Graev & Karabell from July, 1987 to August, 1994.

      Mr. Kussman was appointed Senior Vice President - Corporate Development in August, 1998 having served as Vice President Corporate Development since June, 1998. He served as Vice President - Corporate Development of Cognizant Corporation from October, 1997 to June, 1998 and Vice President - Mergers and Acquisitions, from November, 1996 to October, 1997. Previously, he had served as Assistant Vice President - Financial Planning of Dun & Bradstreet from May, 1991 to November, 1996.

      Mr. Owen was appointed Senior Vice President, Global Human Resources in December 1998. Previously, he operated his own business consulting firm, Owen Consultants, from January, 1998 to November, 1998 and again from July, 1997 to December, 1997. Mr. Owen was Resourcing Director of Origin BV, an information technology services company, from February, 1997 to December, 1997 and was Director, Human Resources, Service Delivery and Internal Communications at Forte plc, a hotel and restaurant operator.

      Mr. Friedman was appointed Vice President and Treasurer of IMS Health Incorporated in February, 1999, having served as Interim Treasurer of the Company since August, 1998. Previously he was Assistant Treasurer of Cognizant Corporation from November, 1996 to June, 1998. Prior to that he served as Director - International Finance for Dun & Bradstreet from December, 1994 to November, 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      Information in response to this Item is set forth under Dividends and Common Stock Information in the "Financial Review" on Page 7 of the 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      Selected financial data required by this Item is incorporated herein by reference to the information relating to the years 1994 through 1998 set forth in the "Five-Year Selected Financial Data" on Page 27 of the 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information in response to this Item is set forth in the "Financial Review" on Pages 1 to 7 of the 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Information in response to this Item is set forth under Market Risk in the "Financial Review" on Page 11 and in Note 9. Financial Instruments on Pages 24 to 25 of the 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Financial Statements and Schedules under Item 14 on Page 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors" in the Company's proxy statement dated February 26, 1999 with the Securities and Exchange Commission, except that "Executive Officers of the Registrant" on Page 10 of this report responds to Items 401(b) and (e) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

      Information in response to this Item is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement dated February 26, 1999 with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's proxy statement dated February 26, 1999 with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's proxy statement dated February 26, 1999 with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   List of documents filed as part of this report.

            (1)   Financial Statements.

                  See Index to Financial Statements and Schedule on Page 20.

            (2)   Financial Statement Schedule.

                  See Index to Financial Statements and Schedule on Page 20.

            (3)   Other Financial Information.

                  Five-year Selected Financial Data. See Index to Financial Statements and Schedule on Page 20.

            (4)   Exhibits.

                  See Index to Exhibits on Pages 23, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits. Only responsive information appearing on pages 1 to 38 to Exhibit 13 is incorporated herein by reference, and no other information appearing in
                  Exhibit 13 is or shall be deemed to be filed as part of this Form 10-K.

      (b)   Reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  IMS HEALTH INCORPORATED
                                                        (Registrant)


                                       By:         /s/ ROBERT E. WEISSMAN
                                            ------------------------------------
                                                    (Robert E. Weissman,
                                                          Chairman)


                                       By:          /s/ VICTORIA R. FASH
                                            ------------------------------------
                                                     (Victoria R. Fash,
                                            President & Chief Executive Officer)


                                       By:          /s/ J. MICHAL CONAWAY
                                            ------------------------------------
                                                     (J. Michal Conaway,
                                                  Chief Financial Officer)


                                       By:          /s/ JAMES C. MALONE
                                            ------------------------------------
                                                 (James C. Malone, Senior Vice
                                               President - Finance & Controller)

Date: February 26, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      /s/ CLIFFORD L. ALEXANDER                    /s/ H. EUGENE LOCKHART
--------------------------------------       ---------------------------------
(Clifford L. Alexander, Jr., Director)         (H. Eugene Lockhart, Director)


         /s/ VICTORIA R. FASH                      /s/ M. BERNARD PUCKETT
--------------------------------------       ---------------------------------
     (Victoria R. Fash, Director)              (M. Bernard Puckett, Director)


          /s/ JOHN P. IMLAY                      /s/ WILLIAM C. VAN FAASEN
--------------------------------------       ---------------------------------
    (John P. Imlay, Jr., Director)           (William C. Van Faasen, Director)


        /s/ ROBERT KAMERSCHEN                      /s/ ROBERT E. WEISSMAN
--------------------------------------       ---------------------------------
    (Robert Kamerschen, Director)              (Robert E. Weissman, Director)


        /s/ ROBERT J. LANIGAN
--------------------------------------
    (Robert J. Lanigan, Director)

Date:  February 26, 1999

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

FINANCIAL STATEMENTS:

      The Company's consolidated financial statements, the notes thereto and the related report thereon of PricewaterhouseCoopers LLP, independent accountants, for the years ended December 31, 1998, 1997, and 1996, appearing on pages 14 to 36 of the accompanying 1998 Annual Report to Shareholders, are incorporated by reference into this Annual Report on Form 10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.

                                                                                              PAGE
                                                                         ----------------------------------------------
                                                                               10-K               1998 ANNUAL REPORT TO
                                                                                                       SHAREHOLDERS
                                                                         ---------------------    ---------------------
Statement of Management's Responsibility for Financial Statements........Exhibit 13 Pg 13                   13
Report of Independent Accountants........................................Exhibit 13 Pg 13                   13

As of December 31, 1998, 1997 and 1996:
  Consolidated Statements of Financial Position..........................Exhibit 13 Pg 15                   15
For the years ended December 31, 1998, 1997 and 1996:
  Consolidated Statements of Income......................................Exhibit 13 Pg 14                   14
  Consolidated Statements of Cash Flows..................................Exhibit 13 Pg 16                   16
  Consolidated Statements of Shareholders' Equity........................Exhibit 13 Pg 17 - 18            17 - 18
Notes to Consolidated Financial Statements...............................Exhibit 13 Pg 19 - 37            19 - 37

Other Financial Information:
Quarterly Financial Data (Unaudited) for the years ended
  December 31, 1998, 1997 and 1996.......................................Exhibit 13 Pg 37                   37
Management's Discussion and Analysis of Financial
  Condition and Results of Operations ...................................Exhibit 13 Pg 1- 7                1 - 7
  Business Segments is already included in "Notes to Consolidated Financial Statements"
  Five-Year Selected Financial Data......................................Exhibit 13 Pg 38                   38

SCHEDULE:
  Report of Independent Accountants......................................              16                   --

  II. Valuation and Qualifying Accounts for the years ended
      December 31, 1998, 1997, and 1996............................................    17                   --

OTHER:
  IMS Health Incorporated and Subsidiaries...............................          Exhibit 21               --

      Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

      The consolidated financial statements of Gartner Group, Inc. and the notes thereto, for the years ended September 30, 1998, 1997, and 1996, and the related report thereon of KPMG Peat Marwick LLP, independent accountants, for the years ended September 30, 1998, 1997 and 1996 appearing on pages F-1 to F-20 of the Gartner Group, Inc. 1998 Annual Report to Shareholders, filed hereunder as
Exhibit 99.2, are incorporated by reference into this Annual Report on Form
10-K.


       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of IMS Health Incorporated:

      Our audits of the consolidated financial statements referred to in our report dated February 16, 1999 appearing in the 1998 Annual Report to Shareholders of IMS Health Incorporated ("accounting successor to Cognizant Corporation") (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                      PricewaterhouseCoopers LLP

New York, New York
February 16, 1999

                    IMS HEALTH INCORPORATED AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS(A)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------
                              COL. A               COL. B          COL. C          COL. D          COL. E
-----------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                   BALANCE       CHARGED TO                        BALANCE
                                                  BEGINNING       COSTS AND                        AT END
                            DESCRIPTION           OF PERIOD       EXPENSES      DEDUCTIONS(B)     OF PERIOD
                            -----------           ---------       --------      -------------     ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

         For the Year Ended December 31, 1998 ...  $ 3,905         $ 1,828         $ 2,034         $ 7,767
                                                   =======         =======         =======         =======

         For the Year Ended December 31, 1997 ...  $11,697         $   462         $(8,254)        $ 3,905
                                                   =======         =======         =======         =======

         For the Year Ended December 31, 1996 ...  $ 8,135         $ 4,093         $  (531)        $11,697
                                                   =======         =======         =======         =======

NOTE:

      (A) Schedule II has been restated to exclude Nielsen Media Research, a discontinued operation.

      (B) Primarily represents the inclusion of the allowance for doubtful accounts related to the Walsh and PMSI businesses in 1998; and the deconsolidation of Gartner and the recovery of accounts in 1997.

                                INDEX TO EXHIBITS

REGULATION S-K
EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------

3 Articles of Incorporation and By-laws
      .1    Restated Certificate of Incorporation of IMS Health Incorporated
            dated May 29, 1998 (incorporated by reference to Exhibit 3.1 to
            Registrant's Registration Statement on Form 10 filed on June 12,
            1998, file number 001-14049).
      .2    Amended and Restated By-laws of IMS Health Incorporated
            (incorporated by reference to Exhibit 3.1 to Registrant's
            Registration Statement on Form 10 filed on June 12, 1998, file number 001-14049).
10 Material Contracts
      .1    Distribution Agreement between Cognizant Corporation and IMS Health
            Incorporated, dated as of June 30, 1998.
      .2    Tax Allocation Agreement between Cognizant Corporation and IMS
            Health Incorporated, dated as of June 30, 1998.
      .3    Employee Benefits Agreement between Cognizant Corporation and IMS
            Health Incorporated, dated as of June 30, 1998.
      .4    Amended and Restated Transition Services Agreement among The Dun &
            Bradstreet Corporation, The New Dun & Bradstreet Corporation,
            Cognizant Corporation, IMS Health Incorporated, ACNielsen
            Corporation and Gartner Group, Inc., dated as of June 30, 1998.
      .5    1998 IMS Health Incorporated Non-Employee Directors' Stock Incentive
            Plan, as adopted effective July 1, 1998.*
      .6    1998 IMS Health Incorporated Non-Employee Directors' Deferred
            Compensation Plan, as adopted effective July 1, 1998.*
      .7    1998 IMS Health Incorporated Employees' Stock Incentive Plan, as
            adopted effective July 1, 1998.*
      .8    1998 IMS Health Incorporated Replacement Plan for Certain Employees
            Holding Cognizant Corporation Equity-Based Awards, as adopted effective July 1, 1998.*
      .9    1998 IMS Health Incorporated Replacement Plan for Certain
            Non-Employee Directors Holding Cognizant Corporation Equity-Based
            Awards, as adopted effective July 1, 1998.*
      .10   Form of Non-Employee Directors' Stock Option Agreement.*
      .11   Form of Non-Employee Directors' Restricted Stock Agreement.*
      .12   Form of Restricted Stock Unit Agreements
      .13   Form of Stock Option Agreement.*
      .14   Form of Purchased Option Agreement.*
      .15   Forms of Change-in-Control Agreement for Certain Executives of IMS
            Health Incorporated.*
      .16   IMS Health Incorporated Employee Protection Plan, as adopted effective December 1, 1998.*
      .17   IMS Health Incorporated Executive Annual Incentive Plan, as adopted effective July 1, 1998. *
      .18   IMS Health Incorporated Supplemental Executive Retirement Plan, as
            adopted effective July 1, 1998.*
      .19   IMS Health Incorporated Retirement Excess Plan, as adopted effective
            July 1, 1998.*
      .20   Rights Agreement dated as of June 15, 1998 between IMS Health
            Incorporated and First Chicago Trust Company of New York.
      .21   IMS Health Incorporated Savings Equalization Plan, as adopted effective July 1, 1998.*
      .22   Employment Agreement by and between IMS Health Incorporated and
            Robert E. Weissman, dated as of July 1, 1998.*
      .23   Employment Agreement by and between IMS Health Incorporated and
            Victoria R. Fash, dated as of July 1, 1998.*
      .24   Amended and Restated Cognizant Technology Solutions Non-Employee
            Directors' Stock Option Plan (incorporated by reference to Exhibit
            10.3 to the Form S-1 filed by Cognizant Technology Solution
            Corporation on April 9, 1998, file number 333-49783).
      .25   Undertaking of IMS Health Incorporated, dated June 30, 1998.
13    1998 Annual Report to Shareholders.
21    List of Active Subsidiaries as of December 31, 1998.
23    Consent of Independent Accountants.
27    Financial Data Schedules.
99.   Additional Exhibits
            .1    Consent of KPMG Peat Marwick LLP, independent accountants for
                  Gartner Group, Inc.
            .2    Pages F1 to F20 of the Gartner Group, Inc. 1998 Annual Report
                  to Shareholders.

--------------------------------------------------------------------------------
            * Management contract or compensatory plan or arrangement