Form 10-Q
period 1999-03-31
IMS HEALTH INC
filed 1999-05-17
CIK 1058083

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

(Mark one)

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1999

                                       OR

  ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________________ to _________________


                        Commission file number 001-14049

                             IMS HEALTH INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         06-1506026
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

     200 NYALA FARMS, WESTPORT, CT                                      06880
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code (203) 222-4200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X      No
                                      ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             TITLE OF CLASS                     SHARES OUTSTANDING
       ------------------------                 AT MARCH 31, 1999
             Common Stock,                      ------------------
       par value $.01 per share                     316,802,756


================================================================================

                             IMS HEALTH INCORPORATED

                               INDEX TO FORM 10-Q


                                                                         PAGE(S)
PART I.  FINANCIAL INFORMATION                                           -------

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

             Condensed Consolidated Statements of Income
               Three Months Ended March 31, 1999 and 1998 ..............     3

             Condensed Consolidated Statements of Comprehensive Income
               Three Months Ended March 31, 1999 and 1998 ..............     4

             Condensed Consolidated Statements of Financial Position
               March 31, 1999 and December 31, 1998 ....................     5

             Condensed Consolidated Statements of Cash Flows
               Three Months Ended March 31, 1999 and 1998 ..............     6

             Notes to Condensed Consolidated Financial Statements ......  7-14

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ..................... 15-24

PART II.  OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......    25

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..........................    26

SIGNATURES .............................................................    27

IMS HEALTH INCORPORATED
(ACCOUNTING SUCCESSOR TO COGNIZANT CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    --------------------------
                                                                       1999             1998
                                                                    ---------         --------
OPERATING REVENUE ............................................       $313,242         $240,968
Operating Costs ..............................................        162,733          125,693
Selling and Administrative Expenses ..........................         70,029           74,853
Depreciation and Amortization ................................         25,770           21,694
----------------------------------------------------------------------------------------------
OPERATING INCOME .............................................         54,710           18,728
----------------------------------------------------------------------------------------------
Interest Income ..............................................          1,799            4,098
Interest Expense .............................................           (258)            (200)
Gartner Equity Income ........................................         18,862           15,574
Gain from Sale of Gartner Stock (SAB 51) .....................              0            7,987
Gains from Dispositions--Net .................................          7,977           10,415
Other Expense--Net ...........................................         (3,907)          (2,770)
----------------------------------------------------------------------------------------------
NON-OPERATING INCOME--NET ....................................         24,473           35,104
----------------------------------------------------------------------------------------------
Income from Continuing Operations,
  Before Provision for Income Taxes ..........................         79,183           53,832
Provision for Income Taxes ...................................        (21,696)         (14,750)
----------------------------------------------------------------------------------------------
Income from Continuing Operations ............................         57,487           39,082
Income from Discontinued Operations,
  Net of Income Taxes of $7,927 for March 31, 1998 ...........              0           21,005
----------------------------------------------------------------------------------------------
NET INCOME ...................................................       $ 57,487         $ 60,087
----------------------------------------------------------------------------------------------
Earnings Per Share of Common Stock Basic
  Income from Continuing Operations ..........................       $   0.18         $   0.12
  Income from Discontinued Operations ........................           0.00             0.06
----------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE .....................................       $   0.18         $   0.18
----------------------------------------------------------------------------------------------
Diluted
  Income from Continuing Operations ..........................       $   0.18         $   0.12
  Income from Discontinued Operations ........................           0.00             0.06
----------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE ...................................       $   0.18         $   0.18
----------------------------------------------------------------------------------------------
Average Number of Shares Outstanding--Basic ..................    317,866,000      324,812,000
Dilutive Effect of Shares Issuable as of
  Period-End Under Stock Option Plans ........................      7,933,000        8,552,000
Adjustment of Shares Applicable to Exercised
  Stock Options and Restricted Stock during the period .......        520,000        1,200,000
----------------------------------------------------------------------------------------------
Average Number of Shares Outstanding--Diluted ................    326,319,000      334,564,000
----------------------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements (unaudited). The first quarter of 1999 for the IMS operating units includes the three months ended March 31, 1999. The first quarter of 1998 for the IMS operating units includes the three months ended February 28, 1998.
(See Note 2 to the Condensed Consolidated Financial Statements).

IMS HEALTH INCORPORATED
 (ACCOUNTING SUCCESSOR TO COGNIZANT CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        --------------------
                                                                          1999        1998
                                                                        --------------------
Net Income ........................................................     $57,487    $ 60,087
Other Comprehensive Income, Net of Tax:
  Foreign Currency Translation Adjustments
    Gains/(Losses) ................................................     (20,888)        903
Unrealized Gains/(Losses) on Securities:
  Unrealized Holding Gains/(Losses) Arising During the
    Period (Net of Tax Benefit/(Expense) of $805 and ($27)
    for March 31, 1999 and 1998, respectively).....................      (2,132)         71
Less: Reclassification Adjustment for Gains included in
  Net Income (Net of Tax Benefit of $2,802 and $2,910
  for March 31, 1999 and 1998, respectively) ......................      (7,423)     (7,710)
                                                                        --------------------
Net Unrealized Losses .............................................      (9,555)     (7,639)
                                                                        --------------------
Other Comprehensive Loss ..........................................     (30,443)     (6,736)
--------------------------------------------------------------------------------------------
Comprehensive Income ..............................................     $27,044    $ 53,351
--------------------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements (unaudited). The first quarter 1999 for the IMS operating units includes the three months ended March 31, 1999. The first quarter 1998 for the IMS operating units includes the three months ended February 28, 1998. (See Note 2 to the Condensed Consolidated Financial Statements).

* The Company has significant investments in non-U.S. countries. Therefore, changes in the value of foreign currencies affect the Company's condensed consolidated financial statements when translated into U.S. dollars. The currency translation adjustment excludes the impact of the Company's hedging program. (See Note 8 to the Condensed Consolidated Financial Statements).

IMS HEALTH INCORPORATED
(ACCOUNTING SUCCESSOR TO COGNIZANT CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

                                                      MARCH 31,     DECEMBER 31,
                                                        1999           1998
                                                    ----------      ------------
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents ......................    $  136,931      $  206,390
Accounts Receivable-Net ........................       311,554         324,219
Other Current Assets ...........................       103,570         103,868
--------------------------------------------------------------------------------
Total Current Assets ...........................       552,055         634,477
--------------------------------------------------------------------------------
INVESTMENT IN GARTNER GROUP ....................       265,591         252,852
SECURITIES AND OTHER INVESTMENTS ...............        95,019         106,276
PROPERTY, PLANT AND EQUIPMENT-NET ..............       171,888         179,151
OTHER ASSETS-NET
  Computer Software ............................       161,995         168,994
  Goodwill .....................................       357,606         363,841
  Other Assets .................................        24,428          25,928
--------------------------------------------------------------------------------
    Total Other Assets-Net .....................       544,029         558,763
--------------------------------------------------------------------------------
TOTAL ASSETS ...................................    $1,628,582      $1,731,519
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts and Notes Payable ...................    $  100,224      $   90,884
  Accrued and Other Current Liabilities ........       249,831         298,625
  Accrued Income Taxes .........................        32,535          32,537
  Deferred Revenues ............................       124,517         128,272
--------------------------------------------------------------------------------
Total Current Liabilities ......................       507,107         550,318
--------------------------------------------------------------------------------
POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS ...        28,989          27,577
DEFERRED INCOME TAXES ..........................        24,666          30,322
MINORITY INTERESTS .............................       117,002         116,225
OTHER LIABILITIES ..............................       180,064         181,807
--------------------------------------------------------------------------------
TOTAL LIABILITIES ..............................       857,828         906,249
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY .....................       770,754         825,270
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....    $1,628,582      $1,731,519
--------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements (unaudited). The first quarter 1999 for the IMS operating units includes the three months ended March 31, 1999. (See Note 2 to the Condensed Consolidated Financial Statements).

IMS HEALTH INCORPORATED
(ACCOUNTING SUCCESSOR TO COGNIZANT CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  1999           1998
                                                              ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .................................................    $ 57,487       $ 60,087
Less Income from Discontinued Operations ...................           0        (21,005)
------------------------------------------------------------    --------       --------
Income from Continuing Operations ..........................      57,487         39,082
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:
  Depreciation and Amortization ............................      25,770         21,694
  Gains from Sale of Investments, Net ......................      (7,977)       (10,415)
  Benefit Payments .........................................      (6,968)        (1,391)
  Net (Increase) Decrease in Accounts Receivable ...........     (34,170)         1,543
  Net Increase in Deferred Revenue .........................       2,691          2,176
  Equity Income, Net of Taxes ..............................     (12,739)        (9,181)
  Gain from Sale of Gartner Stock (SAB 51) .................           0         (7,987)
  Minority Interests Income ................................       3,202          2,146
  Deferred Income Taxes ....................................      (4,251)         1,973
  Net Increase (Decrease) in Accrued Income Taxes ..........       3,061         (9,722)
  Net (Increase) in Other Working Capital Items ............     (19,035)       (16,011)
------------------------------------------------------------    --------       --------
Net Cash Provided by Operating Activities ..................       7,071         13,907
------------------------------------------------------------    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Businesses and Investments ...........      16,282         23,165
Acquisition and Integration Payments .......................     (11,180)             0
Payments for Acquisitions of Businesses ....................      (3,100)        (2,938)
Capital Expenditures .......................................      (8,545)        (5,972)
Additions to Software ......................................     (13,517)       (17,162)
Increase in Other Investments-Net ..........................      (9,719)        (6,877)
Other ......................................................       2,509         (1,529)
------------------------------------------------------------    --------       --------
Net Cash Used in Investing Activities ......................     (27,270)       (11,313)
------------------------------------------------------------    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for Purchase of Treasury Stock ....................     (95,354)             0
Proceeds from Exercise of Stock Options ....................      13,524         17,833
Dividends Paid .............................................      (6,354)        (4,900)
Proceeds from Employee Stock Purchase Plan .................       1,983          2,733
Short-Term Borrowings ......................................      45,540              0
Short-Term Debt Repayments .................................     (38,431)             0
Other ......................................................         171             (3)
------------------------------------------------------------    --------       --------
Net Cash (Used in) Provided by Financing Activities ........     (78,921)        15,663
------------------------------------------------------------    --------       --------
Effect of Exchange Rate Changes on Cash and Equivalents ....      (1,003)           126
EFFECT OF IMS SEGMENT ACCELERATED REPORTING (DECEMBER 1998).      30,664              0
Cash Flow from Discontinued Operations .....................           0          9,422
------------------------------------------------------------    --------       --------
(Decrease) Increase in Cash and Cash Equivalents ...........     (69,459)        27,805
Cash and Cash Equivalents, Beginning of Period .............     206,390        312,442
------------------------------------------------------------    --------       --------
Cash and Cash Equivalents, End of Period ...................    $136,931       $340,247
------------------------------------------------------------    --------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid during the Period for Interest ...................    $    340       $    200
Cash Paid during the Period for Income Taxes ...............    $ 21,295       $ 22,385
Non-Cash Investing Activities
  Stock Issued in Connection with Acquisitions .......          $      0       $  1,412

See accompanying notes to the condensed consolidated financial statements (unaudited). The first quarter 1999 for the IMS operating units includes the three months ended March 31, 1999. The first quarter 1998 for the IMS operating units includes the three months ended February 28, 1998. (See Note 2 to the Condensed Consolidated Financial Statements).

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes of IMS Health Incorporated (the "Company" or "IMS Health") in the 1998 Annual Report on Form 10-K. Accordingly, the accompanying condensed consolidated financial statements do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Certain prior-period amounts have been reclassified to conform with the 1999 presentation.

NOTE 2. BASIS OF PRESENTATION

This document relates to IMS Health. The Common Stock of IMS Health was distributed by Cognizant Corporation ("Cognizant") to its shareholders on June 30, 1998 (the "Distribution"). Simultaneously with the Distribution, Cognizant changed its name to Nielsen Media Research, Inc. ("Nielsen Media Research"). Notwithstanding the legal form of the Distribution, whereby Cognizant spun off IMS Health, for accounting purposes the transaction is accounted for as if Cognizant spun off Nielsen Media Research and IMS Health has been deemed the "accounting successor" to Cognizant. IMS Health consists of the market information and decision support services business for the pharmaceutical and healthcare industries conducted by IMS Health and various subsidiaries ("IMS") including IMS Health Strategic Technologies, Inc. ("Strategic Technologies"), ERISCO Managed Care Technologies, Inc. ("Erisco"), Enterprise Associates, Inc. ("Enterprises") and a 61.7% interest in Cognizant Technology Solutions Corporation ("CTS"). The Company also has an equity investment in Gartner Group, Inc. ("Gartner") which is the subject of a pending tax-free spin-off (See Note 3 to the Condensed Consolidated Financial Statements).

Prior to the Distribution, Cognizant and IMS Health entered into certain agreements that govern the relationship between Nielsen Media Research and IMS Health and provide for the allocation of tax, employee benefits and certain other liabilities and obligations arising from periods prior to the Distribution. Among other things, the agreements set forth principles to be applied in allocating certain Distribution-related costs and specify portions of contingent liabilities to be shared if certain amounts are exceeded including certain liabilities to The Dun & Bradstreet Corporation ("D&B") that may arise in connection with Cognizant's 1996 spin-off from D&B.

Pursuant to Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the condensed consolidated financial statements of the Company have been reclassified to reflect Nielsen Media Research as discontinued operations for periods up to and including June 30, 1998 and reflect the Distribution which occurred on June 30, 1998.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

NOTE 2. BASIS OF PRESENTATION -- (CONTINUED)

Summarized data for Nielsen Media Research as a discontinued operations is as follows:

  RESULTS OF OPERATIONS                                  (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       1999         1998
                                                     -------     --------
  Operating Revenue ...............................  $    --     $ 96,064
  Income Before Provision for Income Taxes ........       --       28,932
                                                     -------     --------
  Income from Discontinued Operations, Net of
    Income Taxes ..................................  $    --     $ 21,005
                                                     =======     ========

Elimination of one month reporting lag in IMS operating entities

Effective in the first quarter of 1999, IMS operating units that previously reported on a fiscal year ended November 30, revised their reporting period to conform to the Company's fiscal year ended December 31. This revision was made to reflect the results of operations and financial position of these operating units on a more timely basis, consistent with business performance, and to increase operating efficiency. The Company has improved its internal financial systems and work processes, so that the Company now has the capability to rapidly collect, consolidate and report information. The $1,040 of net income related to the results of these operating units for the period December 1 through December 31, 1998 has been reflected as a direct benefit to Retained Earnings. In addition, the cumulative translation adjustment for this period was a credit of $3,409. The following table presents certain selected condensed consolidated financial information of the IMS operating units for the one month ended December 31, 1998. The first quarter 1999 results for the IMS operating units includes January, February and March and for the first quarter 1998, December, January and February.

                                                           ONE MONTH ENDED
                                                          DECEMBER 31, 1998
                                                             (UNAUDITED)
                                                          -----------------
            Revenue ....................................      $ 71,754
            Operating Income ...........................         1,137
            Income Before Provision for Income Taxes ...         1,432
            Provision for Income Taxes .................          (392)
                                                              --------
            Net Income .................................      $  1,040
                                                              ========
            Earnings Per Share .........................      $  0.003
                                                              ========

The following table presents selected cash flow information for the one month ended December 31, 1998:

                                                           ONE MONTH ENDED
                                                          DECEMBER 31, 1998
                                                             (UNAUDITED)
                                                          -----------------
            Net Cash Provided by Operating Activities ..      $ 30,852
            Net Cash Used in Investing Activities ......        (3,645)
            Net Cash (Used in) Provided by Financing
              Activities ...............................         2,276
            Effect of Exchange Rate Changes on Cash
              and Cash Equivalents .....................         1,181
                                                              --------
            Increase in Cash and Cash Equivalents ......      $ 30,664
                                                              ========

NOTE 3. INVESTMENT IN GARTNER

On November 11, 1998 the Company announced that its Board of Directors had approved a plan, subject to numerous conditions, to spin-off substantially all of its equity ownership of Gartner. The transaction is structured as a tax-free distribution of Gartner stock to IMS Health shareholders. On April 14, 1999 the Company received a favorable ruling from the Internal Revenue Service ("IRS") regarding the tax-free nature of the proposed transaction. On May 12, 1999 a proxy statement for the announced spin-off was filed with the Securities and Exchange Commission ("SEC"). Upon SEC

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

NOTE 3. INVESTMENT IN GARTNER -- (CONTINUED)

Clearance, the proxy statement will be publicly available and distributed to Gartner shareholders and a special meeting of Gartner shareholders will be held. The transaction still remains subject to final approval by the Company's and Gartner's Boards of Directors, approval by Gartner shareholders and various regulatory approvals.

At March 31, 1999, the Company owned approximately 47 million shares of Gartner. Prior to the proposed spin-off transaction, 40.1 million of these shares will be exchanged for new Class B Common Stock of Gartner. The Class B Stock will be entitled to elect 80% of Gartner's Board of Directors, but will otherwise be identical to existing Class A Common Stock. The exchange will be part of a Gartner recapitalization and requires approval by Gartner shareholders. The Class B shares will be distributed to the Company's shareholders in a tax-free distribution. The Company intends to monetize its remaining position in Gartner as quickly as is feasible after the spin-off. This includes 6.9 million shares of Class A Common Stock and warrants to purchase a further 599,400 shares. As a result of the proposed tax-free spin-off of Gartner, the Company has not recognized gains corresponding to the net increase in the value of its underlying investment in Gartner for the first quarter of 1999. This is in accordance with Staff Accounting Bulletin 51 ("SAB 51").

NOTE 4. DISPOSITIONS

During the first quarter of 1999, the Company recorded $7,977 of pre-tax net gains. This reflects primarily the sale of its investments in Oasis, Pegasus, Aspect, Internet Securities, and Super Systems Japan ("SSJ"). In addition, operating units of the PMSI Company, acquired in the third quarter of 1998, were divested in December 1998. The units included a publishing and conference operating division in Japan. Cash received during the quarter as a result of dispositions was $16,282.

NOTE 5. ACQUISITIONS

During the first quarter of 1999 the Company acquired 100% of the stock of PharmaFELAX Kft., a pharmaceutical information company based in Hungary. The Company recorded associated goodwill of $3,100. In 1998 the Company acquired Walsh and PMSI. See the IMS Health 1998 Annual Report on Form 10-K and the Walsh and PMSI acquisition section of the MD&A included in this first quarter 1999 10-Q filing.

NOTE 6. INVESTMENT PARTNERSHIP

Two of the Company's subsidiaries have contributed assets to, and participate in, a limited partnership. One subsidiary serves as general partner, and all other partners hold limited partnership interests. The partnership, which is a separate and distinct legal entity, is in the business of licensing database assets and computer software. In the second quarter of 1997, third-party investors contributed $100,000 to the partnership in exchange for limited partnership interests. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the partnership are included in the Company's consolidated financial statements because the Company and its subsidiaries maintain a controlling (85%) interest in the partnership. The third-parties' investments in this partnership are reflected as a minority interest.

NOTE 7. CONTINGENCIES

The Company and its subsidiaries are involved in legal proceedings, claims litigation and tax matters arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims litigation and tax matters, if decided adversely, could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS

NOTE 7. CONTINGENCIES -- (CONTINUED)

the opinion of management, these matters will not materially affect the Company's consolidated financial position.

In addition the Company is subject to certain other contingencies discussed below:

Information Resources Litigation

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

On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997 the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an amended and restated complaint repleading its alleged claim of attempted monopolization in the United States and realleging its other claims. On August 18, 1997, defendants moved for an order dismissing the amended claims. On December 1, 1997, the court denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint. Discovery is continuing in this matter.

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

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS

NOTE 7. CONTINGENCIES -- (CONTINUED)

Information Resources Litigation -- (continued)

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

Under the terms of the Distribution Agreement dated October 28, 1996 among D&B, Cognizant and ACNielsen (the "1996 Distribution Agreement"), as a condition to the Distribution, IMS Health and Nielsen Media Research are required to undertake to be a jointly and severally liable to D&B and ACNielsen for Cognizant's obligations under the 1996 Distribution Agreement. IMS Health and Nielsen Media Research have agreed that, as between themselves, IMS Health will assume 75%, and Nielsen Media Research will assume 25%, of any payments to be made in respect of the IRI Action under the Indemnity and Joint Defense Agreement or otherwise, including any legal fees and expenses related thereto incurred in 1999 or thereafter. IMS Health agreed to be fully responsible for any legal fees and expenses incurred during 1998. Nielsen Media Research's aggregate liability to IMS Health for payments in respect of the IRI Action and certain other contingent liabilities shall not exceed $125,000.

Management of the Company is unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.

Other Contingencies

The Company, Cognizant and D&B have entered into global tax planning initiatives in the normal course of business. These activities are subject to review by tax authorities. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to the Company, Cognizant or D&B.

The Company has been informed by D&B that the IRS is currently reviewing D&B's utilization of certain capital losses during 1989 and 1990. While D&B has not received an assessment with respect to these transactions, it understands that the IRS will challenge D&B's position. The Company has estimated that D&B's total cash liability to the IRS, if an assessment were to be made and the IRS prevail, would be approximately $430,000 for taxes and accrued interest net of tax benefit as of March 31, 1999. Under the terms of the 1996 Distribution Agreement, the Company is liable to pay half of such taxes and interest owed to the IRS to the extent that D&B's total liabilities exceed $137,000. A portion of the Company's liability would in turn be shared with Nielsen Media Research under the 1998 Distribution Agreement between IMS Health and Nielsen Media Research. The Company estimates that its share of the liability, were the IRS to prevail, would be approximately $137,000. This liability is included in other liabilities. The Company has accrued its anticipated share of the probable liability to D&B under the 1996 Distribution Agreement. Accordingly, management does not believe that this matter will have a material adverse effect on the Company's consolidated financial position or operating results when it is resolved in a future period. However, should the IRS issue an assessment notice, payment of the Company's share could have a material adverse effect on cash flows in the period in which it is made. The Company believes that it has more than sufficient funds available from operating cash flows and committed bank lines to cover any such payment without a material effect on its liquidity or its financial condition.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS

NOTE 8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company transacts business in virtually every part of the world and is subject to risks associated with foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rates to allow management to focus its attention on its core business activities. Accordingly the Company enters into various contracts which change in value as foreign exchange rates change to protect the value of a portion of foreign currency revenues and non-functional currency assets and liabilities. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures over the next year.

It is the Company's policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. The Company uses a variety of financial instruments, primarily forward contracts and purchased currency options, to hedge committed and anticipated foreign currency denominated revenues, respectively. The principal currencies hedged are the Euro, the Japanese yen and Swiss franc. The Company also uses forward contracts to hedge non-functional currency assets and liabilities. The Company does not enter into foreign currency transactions for speculative purposes.

Gains and losses on contracts hedging anticipated and committed foreign currency revenues are deferred until such revenues are recognized, and offset changes in the value of such revenues. Gains and losses on contracts hedging non-functional currency assets and liabilities are not deferred and are included in income in other income/expense--net. At March 31, 1999, the notional amount hedged was $175,957. In addition, at March 31, 1999, IMS had approximately $104,607 in foreign exchange forward contracts outstanding with various expiration dates through April 1999 hedging non-functional currency and liabilities.

NOTE 9. ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained For Internal Use." SOP 98-1 provides guidance on costs to be capitalized and when capitalization of such costs should commence. SOP 98-1 applies to costs incurred after adoption, including costs for software projects that are in progress at the time of the adoption. The Company has evaluated the impact of this SOP on its financial position and results of operations. The implementation of SOP 98-1 effective January 1, 1999 did not have a material effect on the Company's financial statements.

In April 1998, AICPA issues SOP 98-5, "Accounting For The Costs of Start-up Activities." SOP 98-5 requires all costs of start-up activities to be expensed as incurred. SOP 98-5 is effective for financial statements for the years beginning after December 15, 1998. The Company has evaluated the impact of this SOP on its financial position and results of operations. The implementation of SOP 98-5 effective January 1, 1999 did not have a material effect on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS

NOTE 9. ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS -- (CONTINUED)

firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. Management continues to evaluate the effects of this change on the Company's financial statements.

NOTE 10. OPERATIONS BY BUSINESS SEGMENT

Historical results are restated to reflect Nielsen Media Research as a discontinued operation (See Note 2 to the Condensed Consolidated Financial Statements).

The IMS segment consists of IMS, the leading global provider of market information and decision-support services to the pharmaceutical and healthcare industries, and Strategic Technologies, an operating unit of IMS Health and the leading provider of automated sales support technologies to the pharmaceutical industries. In 1999, the IMS segment includes the Walsh and PMSI businesses acquired during 1998, which have been integrated into the IMS operations.

Effective in the first quarter, IMS operating units that previously reported on a fiscal year ended November 30, changed their reporting period to conform to the Company's fiscal year ended December 31 (the "Calendarization") (See Note 2 to the Condensed Consolidated Financial Statements).

Emerging Markets segment principally includes Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry, and Enterprises, the Company's venture capital unit focused on investments in emerging healthcare businesses. In 1998, it also included Super Systems Japan, a marketer of financial application software products to the Japanese market which was divested in 1999.

CTS delivers full life cycle software development and maintenance technology consulting services to its customers through the use of a seamless on-site and offshore project team. These services include application development and maintenance services, Year 2000 and Eurocurrency compliance services, testing and quality assurance services and re-hosting and re-engineering services.

Gartner is the world's leading independent provider of research and analysis on the computer hardware, software, communications and related information technology industries.

The Company evaluates the performance of its operating segments based on revenue and operating income.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED) DOLLAR AMOUNTS IN THOUSANDS

NOTE 10. OPERATIONS BY BUSINESS SEGMENT -- (CONTINUED)

Period Ended March 31, 1999                                         Three Months
                                                 -------------------------------------------------
                                                           Emerging
                                                   IMS      Markets    CTS (1)   Gartner   Total
                                                 --------  ----------  -------  --------  --------
Operating Revenue .............................  $285,501   $10,606    $17,135            $313,242
Segment Operating Income ......................    57,548       895      4,070              62,513
General Corporate Expenses                                                                  (7,803)
  Interest Income (2) .........................     1,428                  276              1,704
  Interest Expense (3) ........................      (145)                                    (145)
Non-Operating Income/(Expense)-- Net
  Gartner Equity Income .......................                                   18,862    18,862
  Gains from Dispositions -- Net ..............               7,977                          7,977
  Other Expense -- Net ........................                                             (3,925)
--------------------------------------------------------------------------------------------------
Income from Continuing Operations Before
  Provision for Income Taxes ..................                                             79,183
Provision for Income Taxes ....................                                            (21,696)
==================================================================================================
Net Income ....................................                                            $57,487
==================================================================================================


Period Ended March 31, 1998                                         Three Months
                                                 -------------------------------------------------
                                                           Emerging
                                                   IMS      Markets    CTS (1)   Gartner   Total
                                                 --------  ----------  -------  --------  --------
Operating Revenue .............................  $223,401   $11,263    $ 6,304            $240,968
Segment Operating Income/(Loss) ...............    30,926      (204)     1,106              31,828
General Corporate Expenses (4)                                                             (13,100)
  Interest Income (2) .........................     2,060                   32               2,092
  Interest Expense (3) ........................      (184)                                    (184)
Non-Operating Income -- Net
  Gartner Equity Income .......................                                   15,574    15,574
  Gains from Dispositions -- Net ..............              10,415                         10,415
    Other Income  -- Net ......................                                              7,207
--------------------------------------------------------------------------------------------------
Income from Continuing Operations Before
  Provision for Income Taxes ..................                                             53,832
Provision for Income Taxes ....................                                            (14,750)
--------------------------------------------------------------------------------------------------
Income from Continuing Operations .............                                             39,082
Income  from  Discontinued  Operations,
  Net of Income Taxes .........................                                             21,005
==================================================================================================
Net Income ....................................                                             60,087
==================================================================================================

----------
Notes to Operations by Business Segments:

(1) Excludes intersegment sales in 1999 and 1998 of $3,291, and $3,734, respectively. These sales, primarily from CTS to IMS, are accounted for on a time and materials basis and recognized as the service is performed.

(2) Interest income exclude amounts recorded at corporate of $95 and $2,006 for 1999 and 1998, respectively.

(3) Interest expense exclude amounts recorded at corporate of $113 and $16 for 1999 and 1998, respectively.

(4)  Corporate expenses include $4,900 of charges related to the Distribution.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

This document relates to IMS Health and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. The Common Stock of IMS Health was distributed by Cognizant Corporation ("Cognizant") to its shareholders on June 30, 1998 (the "Distribution"). Simultaneously with the Distribution, Cognizant changed its name to Nielsen Media Research, Inc. ("Nielsen Media Research"). Notwithstanding the legal form of the Distribution, whereby Cognizant spun off IMS Health, for accounting purposes the transaction is accounted for as if Cognizant spun off Nielsen Media Research and IMS Health has been deemed the "accounting successor" to Cognizant. IMS Health consists of the market information and decision support services business for the pharmaceutical and healthcare industries conducted by IMS Health and various subsidiaries ("IMS") including IMS Health Strategic Technologies, Inc. ("Strategic Technologies"), ERISCO Managed Care Technologies, Inc. ("Erisco"), Enterprise Associates, Inc. ("Enterprises"), and a 61.7% interest in Cognizant Technology Solutions Corporation ("CTS"). The Company also has an equity investment in Gartner Group, Inc. ("Gartner") which is the subject of a pending tax-free spin-off (See Note 3 to the Condensed Consolidated Financial Statements). During 1998 the Company acquired Walsh and PMSI (See Note 5 to the Condensed Consolidated Financial Statements).

Pursuant to Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the condensed consolidated financial statements of the Company have been reclassified to reflect Nielsen Media Research as discontinued operations for periods up to and including June 30, 1998 and reflect the Distribution which occurred on June 30, 1998.

Walsh Acquisition

On June 24, 1998, Cognizant acquired Walsh International, Inc. ("Walsh"). The final purchase price of the acquisition was $193,748, including $167,148 of common stock, $9,521 of stock options to be issued and $17,079 of accrued direct acquisition and integration costs.

Under terms of the Walsh acquisition agreement, Walsh shareholders received 6,454,600 shares of Cognizant common stock issued from treasury stock, consideration of $167,148. The direct acquisition and integration costs consist of severance of $4,876, lease terminations of $2,569, and other direct acquisition and integration costs of $9,634. These direct acquisition and integration costs were incurred as a direct result of the plan to exit certain activities as part of the overall integration effort (i.e., severance costs related to Walsh employees) and certain contractual costs (i.e., Walsh leases). To date incurred acquisition and integration costs are within original projections. Approximately $156,557 has been recorded as the excess of the purchase price over the fair value of identifiable net assets, also known as goodwill, which will be amortized on a straight-line basis over 15 years.

The severance costs are related to 78 Walsh employees. As of March 31, 1999, the Company made payments of $4,106, reducing the workforce by 71, and the remaining terminations are anticipated to

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Walsh Acquisition -- (continued)

be completed by June 1999. The following table displays the activities since the acquisition with respect to these liabilities:

                                      Original
                                     Liability    Expenditures   March 31, 1999
                                      Estimate      to Date         Balance
                                     ----------   ------------   --------------
     Employee Separation ..........   $  4,876     $  (4,106)       $   770
     Lease Terminations ...........      2,569          (143)         2,426
     Other Direct Costs ...........      9,634        (9,634)             0
                                      --------     ---------     ----------
     Total ........................   $ 17,079     $ (13,883)       $ 3,196
                                      ========     =========     ==========

PMSI Acquisition

On August 5, 1998, IMS Health acquired certain non-U.S. assets of Pharmaceutical Marketing Services Inc. ("PMSI"). The final purchase price of the acquisition was $103,291, consisting of $75,292 of common stock, $5,415 of stock options to be issued and $22,584 of accrued direct acquisition and integration costs.

Under the terms of PMSI acquisition agreement, PMSI received 2,395,926 shares of IMS Health common stock issued from treasury stock, consideration of approximately $75,292. The direct acquisition and integration costs consist of severance of $3,794, lease terminations of $1,623, contract cancellation of $10,935, and other direct acquisition and integration costs of $6,232. These direct acquisitions and integration costs are incremental to other costs and were incurred as a direct result of the formal plan to exit certain activities as part of the overall integration effort (such as severance costs related to PMSI employees) and certain contractual cancellation costs (such as PMSI contracts and leases). $115,275 was recorded as the excess of the purchase price over the fair value of identifiable net assets (goodwill), which is being amortized on a straight-line basis over 15 years.

The severance costs are related to 63 PMSI employees. As of March 31, 1999, the Company made payments of $2,983, reducing the workforce by 47, and the remaining terminations are anticipated to be completed by July 1999. The following table displays the activities since the acquisition with respect to these liabilities:

                                      Original
                                     Liability    Expenditures   March 31, 1999
                                      Estimate      to Date         Balance
     --------------------------------------------------------------------------
     Employee Separation              $  3,794     $  (2,983)       $   811
     Lease Terminations                  1,623          (534)         1,089
     Contract Cancellations             10,935        (1,326)         9,609
     Other Direct Costs                  6,232        (5,791)           441
                                      --------     ---------     ----------
     Total                            $ 22,584     $ (10,634)       $11,950
                                      ========     =========     ==========

Purchase Price Allocation

In connection with both the Walsh and PMSI acquisitions, the Company made allocations of the purchase price to acquired in-process research and development ("IPR&D") amounting to $21,900 in the second quarter of 1998 related to Walsh acquisition and $10,900 in the third quarter of 1998 related to PMSI acquisition. At the date of the respective acquisitions, the development of the IPR&D projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed as of the respective acquisition dates.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Purchase Price Allocation -- (continued)

In accordance with recent SEC guidance in connection with acquisitions, the amount allocated to IPR&D reflects the relative value and contribution of the acquired IPR&D. Consideration was given to the project's stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred and the projected cost to complete the projects. In addition, the Company allocated $29,000 at Walsh and $7,700 at PMSI to existing core technology, representing computer software that is currently in use. Such amounts are being amortized over 5 years.

Management continues to support the IPR&D efforts that were underway at the time of the acquisitions. IMS Health is on target to begin realizing the benefits from these various projects through product introductions at launch dates through January 2000. There are no material variations from the underlying projections and assumptions made at the time of the purchase price allocations.

The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with these acquisitions were based primarily on estimates of fair values by an independent appraisal firm. The allocation is summarized below:

                                        Walsh         PMSI         Total
                                      --------     ---------     ---------
     In-process R&D write-off         $ 21,900     $  10,900        32,800
     Net liabilities assumed            (5,009)      (28,274)      (33,283)
     Software/ Core technology          29,000         7,700        36,700
     Deferred taxes                     (8,700)       (2,310)      (11,010)
     Goodwill                          156,557       115,275       271,832
                                      --------     ---------     ---------
     Total Purchase Price             $193,748     $ 103,291     $ 297,039
                                      ========     =========     =========

In connection with the PMSI acquisition, the Company commenced an evaluation of existing IMS Health product offerings. Based on this strategic assessment, the Company decided to abandon certain existing IMS Health software products. The impact of this decision was to recognize the impairment of certain computer software assets ($36,300), the closure of certain IMS facilities ($800) and the severance of some IMS employees ($5,600). This resulted in a one-time charge of $43,019 recorded in the third quarter of 1998 as a component of operating income.

Elimination of one month reporting lag in IMS operating entities

Effective in the first quarter of 1999, IMS operating units that previously reported on a fiscal year ending November 30, changed their reporting period to conform to the Company's fiscal year ending December 31 (the "Calendarization"). This change was made to reflect the results of operations and financial position of these operating units on a more timely basis, consistent with business performance, and to increase operating efficiency. The Company has improved its internal financial systems and work processes so that the Company now has the capability to rapidly collect, consolidate and report information. (See Note 2 to the Condensed Consolidated Financial Statements).

Operating Results

Revenue for the first quarter increased by 30.0% to $313,242 from $240,968 for the first quarter of the prior year. Adjusting the first quarter 1998 for the Calendarization, the sale of Super Systems Japan ("SSJ") and a PMSI publishing and conference operating division in Japan, revenue for the first quarter of 1999 increased by 25.5%. This increase reflected double-digit reported and constant dollar revenue growth at IMS, Erisco and CTS. The impact of a

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Operating Results --(continued)

stronger U.S. dollar decreased reported revenue by less than 1.0% in the first quarter, including the impact of the Company's hedging program.

Operating income for the first quarter was $54,710, an increase of 192.1% from operating income of $18,728 for the first quarter of the prior year. Operating income in 1999 and 1998 includes Year 2000 costs of $7,877 and $9,972, respectively. Adjusting for this item in both years and adjusting the first quarter 1998 for charges related to the Distribution, the Calendarization, the sale of SSJ, a PMSI publishing and conference operating division in Japan and the impact of a stronger U.S. dollar, operating income for the first quarter of 1999 increased by 43.0%. Adjusted operating income growth outpaced revenue growth primarily due to the Company's ability to leverage its worldwide resources. The impact of a stronger U.S. dollar decreased adjusted operating income growth by approximately 5.2% in the first quarter, including the impact of the Company's hedging program.

Non-operating income-net for the first quarter was $24,473 compared with $35,104 for the first quarter of the prior year. This decrease primarily relates to the absence of SAB 51 gains in the first quarter of 1999 due to the pending Gartner spin-off. (See Note 3 to the Condensed Consolidated Financial Statements). The decrease also reflects lower gains from dispositions recognized in the first quarter of 1999. (See Note 4 to the Condensed Consolidated Financial Statements).

The Company's effective tax rate for the first quarters of 1999 and 1998 was unchanged, at 27.4% in both periods reflecting continued global tax strategies.

Income from continuing operations in the first quarter of 1999 was $57,487 compared with $39,082 in the first quarter of the prior year, an increase of 47.1%. Excluding the after-tax impact of the Year 2000 costs and gains from dispositions in both years; and adjusting the first quarter 1998 for charges related to the Distribution and the after tax impact of SAB 51 gains and the Calendarization, income from continuing operations increased 22.4% to $58,888 in 1999.

Income from discontinued operations, net of income taxes, in the first quarter of 1998 was $21,005, which represents the results of Nielsen Media Research.

The Company's net income for the first quarter of 1999 was $57,487, a decrease of 4.3% from net income of $60,087 in the first quarter of the prior year. The decrease reflects primarily the absence of discontinued operations included in first quarter 1998 results. Adjusting for this and the items mentioned in income from continuing operations, net income increased 22.4% in 1999.

Basic earnings per share from continuing operations in the first quarter of 1999 was $.18, an increase of 50.0% from earnings per share of $.12 in the first quarter of the prior year. Excluding the after-tax impact of the previously identified one-time items, basic earnings per share for the quarter increased 26.7%.

Diluted earnings per share from continuing operations in the first quarter of 1999 was $.18, an increase of 50.0% from earnings per share of $.12 in the first quarter of the prior year. Excluding the after-tax impact of the previously identified one-time items diluted earnings per share for the quarter increased 28.6%.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Results by Business Segment

IMS Segment

The IMS segment consists of IMS, the leading global provider of market information and decision-support services to the pharmaceutical and healthcare industries, and Strategic Technologies, an operating unit of IMS Health and the leading provider of automated sales support technologies to the pharmaceutical industries.

Effective in the first quarter of 1999, IMS operating units that previously reported on a fiscal year ended November 30, changed their reporting period to conform to the Company's fiscal year ended December 31 (See Note 2 to the Condensed Consolidated Financial Statements).

IMS segment revenue for the first quarter of 1999 increased 27.8% to $285,501 from $223,401 in the first quarter of the prior year. Adjusting 1998 revenue for Calendarization and the impact of a stronger U.S. dollar, revenue for the first quarter 1999 increased by 22.0%. This growth reflected the strong performance of its sales management products and services, geographic expansion, the impact of the Walsh and PMSI acquisitions and strong revenue growth at Strategic Technologies. Operating income increased 86.1% to $57,548 in the first quarter from $30,926 in the first quarter of the prior year. Excluding Year 2000 costs and the Calendarization, operating income for the first quarter of 1999 increased 25.8%. Adjusted operating income growth outpaced revenue growth primarily due to the segment's ability to leverage its worldwide resources.

Emerging Markets Segment

The Emerging Markets segment consists primarily of Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry, and Enterprises, the Company's venture capital unit focused on investments in emerging healthcare businesses.

Emerging Markets revenue for the first quarter of 1999 decreased 5.8% to $10,606 from $11,263 in the first quarter of the prior year. This decrease was due primarily to the absence of revenues from SSJ during 1999. Excluding SSJ, Emerging Markets revenue for the first quarter of 1999 increased 19.5%, due to the strong market acceptance of Erisco's core products. Operating income increased to $895 in the first quarter from an operating loss of $204 in the first quarter of the prior year. Excluding SSJ, operating income for the first quarter of 1999 increased 84.9%.

CTS Segment

CTS delivers full life cycle software development and maintenance technology consulting services to its customers through the use of a seamless on-site and offshore project team. These services include application development and maintenance services, Year 2000 and Eurocurrency compliance services, testing and quality assurance services and re-hosting and re-engineering services. CTS revenue increased to $17,135 in the first quarter of 1999 from $6,304 in the first quarter of the prior year. The increase is due to continuing strong demand for application maintenance and development services and the addition of new customers. Operating income increased to $4,070 from $1,106 in the first quarter of the prior year.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31, 1999 and 1998

Net Cash provided by operating activities totaled $7,071 for the three months ended March 31, 1999 compared with $13,907 for the comparable period in 1998. The decrease of $6,836 principally reflects an increase in Accounts Receivable compared with a decrease in 1998 ($35,713) offset by higher net income of $18,405, higher depreciation and amortization of $4,076 and the absence of SAB 51 gains in 1999 compared to 1998 of $7,987. For the month of December 1998 IMS operating units generated $30,664 of cash, including a decrease in accounts receivable of $35,353. The increase in accounts receivable for the three month period ended March 31, 1999 compared with the three month period ended March 31, 1998 is primarily attributable to the elimination of the one month lag in the first quarter. December 1998, the stub period not included in the Company's calendarized 1999 first quarter, was an excellent month for collections. The absence of the strong cash flow of December 1998 in cash accounts receivable line for the calendarized first quarter of 1999, negatively impacts the comparison to the historical first quarter of 1998.

Net cash used in investing activities totaled ($27,270) for 1999 compared with ($11,313) for the comparable period in 1998. The decrease of $15,957 is principally due to acquisition and integration payments ($11,180) and lower proceeds from the sale of investments in 1999 as compared with 1998 ($6,883).

Net Cash (used in) / provided by financing activities totaled ($78,921) for the three months ended March 31, 1999 compared with $15,663 for the comparable period in 1998. The decrease in cash provided by financing activities of $94,584 was primarily due to $95,354 of payments for the purchase of treasury stock, as part of an ongoing stock repurchase program, compared with none for the comparable period in 1998. Short-term borrowings are used from time to time to finance the Company's ongoing stock repurchase program.

Changes in Financial Position at March 31, 1999 Compared to December 31, 1998

CASH & CASH EQUIVALENTS decreased to $136,931 at March 31, 1999 from $206,390 at December 31, 1998, primarily reflecting $95,354 of payments for the purchase of treasury stock offset by $30,664 of cash provided by IMS operating units in December 1998. (See Note 1 to the Condensed Consolidated Financial Statements).

ACCOUNTS RECEIVABLE decreased to $311,554 at March 31, 1999, from $324,219 at December 31, 1998 due primarily to a decrease in trade receivables ($17,121) and unbilled receivables ($5,305), partially offset by an increase in other receivables related to the sale of SSJ.

INVESTMENT IN GARTNER GROUP increased to $265,591 at March 31, 1999, from $252,852 at December 31, 1998, reflecting equity income-net of taxes ($12,739).

ACCRUED LIABILITIES decreased to $249,831 at March 31, 1999, from $298,625 at December 31, 1998 resulting primarily from payments related to the PMSI and Walsh direct acquisition and integration costs and the timing of accruals for salaries, wages, bonuses and other compensation.

SHAREHOLDERS' EQUITY decreased to $770,754 at March 31, 1999, from $825,270 at December 31, 1998, primarily reflecting the purchase of treasury stock ($95,354), change in cumulative translation adjustment ($20,888), change in unrealized gains on investments ($9,555) and dividends paid ($6,354), partially offset by net income ($57,487) and proceeds from stock option exercises ($13,524). Also effecting shareholder's equity is the $1,040 of net income related to the results of the IMS operating units for the period December 1 through December 31, 1998 and the cumulative translation adjustment for this period of $3,409. (See Note 2 to the Condensed Consolidated Financial Statements).

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Year 2000

Many existing computer systems and software applications use two digits, rather than four, to record years, e.g., "98" instead of "1998". Unless modified, such systems will not properly record or interpret years after 1999, which could lead to business disruptions. This is known as the "Year 2000 issue" ("Year 2000").

The Company began to address the Year 2000 issue in 1996. In 1997, the Company created a Year 2000 Task Force (the "Task Force") to manage overall risks and to facilitate activities across the entire Company. CTS, a majority owned subsidiary, is being used to convert the majority of the systems to allow most internal staff members to focus on the core business. The Company has also used outside services to assist in conversion and to assess the progress of its Year 2000 program. The Company has identified its Year 2000 areas of focus as systems and software for the creation and delivery of its products and systems and software for its internal administrative operations.

The Task Force developed a conversion methodology that included three phases: analysis, coding and testing, and testing and implementation. The analysis phase includes planning, inventory and impact analysis. The coding and testing phase involves code changes, using conversion rules and criteria and unit testing, verifying and documenting the results of the conversion. The testing and implementation phase includes system test across platforms and verification of data, an acceptance test within the user environment and implementation or releasing the systems back into production. This conversion methodology has been utilized throughout the Company and is being utilized to achieve systems compliance by the Year 2000.

The creation of customer products relies on the receipt of data from external data suppliers and the Company's ability to convert the data and deliver the information to its customers. The consolidation of the data is principally performed at central processing locations. The Company believes central systems represent approximately 85% of its Year 2000 efforts. The Company operates central processing facilities in Germany, England, the United States and Japan. The systems at these sites contained the most lines of code required to undergo conversion. At March 31, 1999, the Company has completed 98% of Year 2000 conversions at central processing locations. Compliance is expected to be completed by the end of the second and third quarters in 1999.

IMS Health continues to enhance its existing product portfolio and continues to launch new products. There is an ongoing effort to ensure this software is Year 2000 compliant. In addition, the Company has decided to replace certain non-compliant software. These new product and replacement projects are on track to be completed and deployed by the fourth quarter and continue to be under close scrutiny by the Task Force. The Erisco systems are currently 99% compliant while the systems related to recent acquisitions are on schedule for a third quarter 1999 completion.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Year 2000 -- (continued)

The Company operates local offices in over 90 countries with about half of them using systems for data collection, panel administration and customized local requirements. Varied approaches are utilized to ensure Year 2000 compliance. In some cases, specialized teams from CTS are being used to assist the local offices with all phases of their system conversions and hardware compliance. At March 31, 1999, the Company has completed 90% of Year 2000 conversions of local systems and personal computer applications in the United States and Europe. The rest of the world is at approximately 75% of completion. Year 2000 compliance is expected to be acheived by the end of the second and third quarters in 1999.

The Company's Year 2000 project incorporates administrative operations systems and software such as accounts receivable, payroll, accounts payable and the general ledger systems. These systems are 99% compliant by the end of the first quarter of 1999.

The Company developed an internal audit program that examines the testing and effectiveness of controls, assesses the accuracy and completeness of inventories and reviews the documentation for completeness and accuracy. As of the beginning of the second quarter, audits and follow-up audits have occurred in the United States, England, Japan and Germany. The company performs audits on the local country conversions with the assistance of CTS and outside consultants. To date approximately 80% of IMS Health revenue has been audited for Year 2000 compliance. These audits will continue throughout the world until Year 2000.

The Company relies on over 16,000 suppliers of electronic data and has been proactive in working with these suppliers to determine their Year 2000 readiness and ability to maintain data flow continuity. A program consisting of seminars, visits, mailings and telephone calls continues to be administered to track the status and assess and address risks associated with Year 2000 readiness for key data suppliers.

In some instances, IMS Health receives data from governments and hospitals. Continued receipt of their data will be a function of their readiness. Based on information from the Company's data sources to date, it appears that the Year 2000 readiness information has been incomplete or progress to date has been unsatisfactory in some areas. The Company assesses risk regarding the readiness of data sources through testing and the use of a detailed questionnaire regarding Year 2000 conversion plans in order

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Year 2000 -- (continued)

to verify the supplier's ability to continue to deliver data. As a contingency, statistically valid methods of data extrapolation are being developed in the event the supply of data from a limited number of suppliers is incomplete or found to be unusable. Investigation of alternate sources are pursued when the risk assessment determines the data source to have a high risk of impacting the Company's ability to deliver products and services.

Throughout 1999 the Company's Year 2000 efforts will focus on (i) the testing the critical components of the Company's systems; (ii) the continued assessment of supplier and customer readiness to address the Year 2000 conversion and;
(iii) finalizing contingency plans to address unanticipated issues.

External and internal costs of addressing the Year 2000 issue are expensed as incurred. It is currently estimated that the aggregate cost of the Company's Year 2000 program will be approximately $75,000. Through March 31, 1999 the Company has incurred $62,618 of which $44,922 was incurred in 1998. The Company expects to incur between $12,000 and $17,000 in the remainder of 1999. These estimates do not include the costs of software and systems that are being replaced or upgraded in the normal course of business.

The cost of addressing the Year 2000 issue and the dates which the Company currently expects to complete Year 2000 compliance are based on the current best estimates of management, which are derived utilizing various assumptions regarding the future events. There can be no guarantee that these estimates will be achieved, and actual results may differ materially. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area of expertise, the ability to locate and correct all relevant computer codes, and the success of customers and suppliers in addressing the Year 2000 issue. The Company's plans are dependent on the continuous operation of industries out of the Company's direct control such as utilities and transportation.

The above expectations are subject to uncertainties. For example, if the Company is unsuccessful in identifying or fixing all Year 2000 problems in its critical operations, or effected by the inability of its data suppliers or major customers to continue operations due to such a problem, the Company's results of operations or financial condition could be materially impacted.

Euro Conversion

On January 1, 1999, 11 member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency ("Euro"). The transition period for the introduction of the Euro is between January 1, 1999 and January 1, 2002.

The Company has instituted plans to prepare for the introduction of the Euro and has and is currently addressing the many issues involved with its introduction, including the conversion of information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments, strategies concerning continuity of contracts, and impacts on the processes for preparing taxation and accounting records, and the increased price transparency resulting from the use of the single currency in the eleven participating countries, which may affect the ability of the Company and other companies to price products differently in the various European markets. Nevertheless,

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Euro Conversion -- (continued)

differences in national market size, data collection requirements and specific product specifications required due to the diverse market information needs in the healthcare markets of Europe are expected to reduce the potential for price harmonization in most of the Company's product ranges.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of IMS Health Incorporated was held on March 19, 1999.

The following nominees for director named in the Proxy Statement dated February 26, 1999 were elected at the Meeting by the votes indicated.

                                        For                 Withheld
                                 -----------------      ----------------
     Victoria R. Fash               221,495,825            39,253,893

     Robert Lanigan                 221,573,850            39,175,868

     H. Eugene Lockhart             221,656,907            39,092,811

The votes in favor of the election of the nominees represent at least 85% of the shares present at the meeting.

Approval of the appointment of PricewaterhouseCoopers LLP as Independent Public Accountants was approved by the following vote:

                                 For             Against         Abstain
                               -----------     ----------       ---------
     Number of Shares          259,956,805        191,112        601,800

Approval of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, par value $0.01 per share, from 400,000,000 to 800,000,000 was approved by the following vote:

                                 For             Against         Abstain
                               -----------     ----------       ---------
     Number of Shares          247,366,737     12,247,344       1,135,638


The proposal to approve the IMS Health Employee Stock Incentive Plan was approved by the following vote:

                                 For             Against         Abstain        Broker
                                                                               Non-Votes
                               -----------     ----------       ---------     ----------
     Number of Shares          173,937,499     55,036,886       1,548,909     30,226,425


The proposal to approve the IMS Health Executive Annual Incentive Plan was approved by the following vote:

                                 For             Against         Abstain
                               -----------     ----------       ---------
     Number of Shares          251,036,855      8,178,666       1,532,197

IMS HEALTH INCORPORATED

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

         3     Articles of Incorporation and By-laws
         .1    Restated Certificate of Incorporation of IMS Health Incorporated
               dated May 29, 1998.
         .2    Certificate of Amendment of Restated Certificate of Incorporation
               of IMS Health Incorporated dated March 22, 1999.
         .3    Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed October 7, 1996, file number 001-12275).

         27    Financial Data Schedules

     (b) Reports on 8-K:

         There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IMS Health Incorporated




                                By: /s/ J. MICHAL CONAWAY
                                    --------------------------------------------
                                    J. Michal Conaway
                                    Chief Financial Officer


                                By: /s/ JAMES C. MALONE
                                    --------------------------------------------
                                    James C. Malone
                                    Senior Vice President - Finance & Controller


Date: May 17, 1999