Form 10-Q
period 1999-06-30
IMS HEALTH INC
filed 1999-08-16
CIK 1058083

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

  For the quarterly period ended JUNE 30, 1999
                                 -------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X      No
                                      ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             TITLE OF CLASS                     SHARES OUTSTANDING
       ------------------------                 AT JUNE 30, 1999
             Common Stock,                      ------------------
       par value $.01 per share                     312,823,322


================================================================================

                             IMS HEALTH INCORPORATED

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
                                                                      PAGE(S)
                                                                      -------
Condensed Consolidated Statements of Income
  Three Months Ended June 30, 1999 and 1998 ........................     3
  Six Months Ended June 30, 1999 and 1998 ..........................     4

Condensed Consolidated Statements of Comprehensive Income
  Three Months Ended June 30, 1999 and 1998 ........................     5
  Six Months Ended June 30, 1999 and 1998 ..........................     5

Condensed Consolidated Statements of Financial Position
  June 30, 1999 and December 31, 1998 ..............................     6

Condensed Consolidated Statements of Cash Flows
  Six Months Ended June 30, 1999 and 1998 ..........................     7

Notes to Condensed Consolidated Financial Statements ...............    8-18

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ....................   19-29

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION ........................................     30

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .........................     30

SIGNATURES .........................................................     31

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

                                                                                              THREE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                                1999            1998
                                                                                            -----------       ---------
OPERATING REVENUE                                                                             $332,652         $270,496

Operating Costs                                                                                142,688          151,362
Selling and Administrative Expenses                                                            104,093           89,639
Depreciation and Amortization                                                                   23,116           21,507
Acquired In-Process Research and Development                                                         0           21,900
------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME/(EXPENSE)                                                                      62,755          (13,912)
------------------------------------------------------------------------------------------------------------------------
Interest Income                                                                                  1,981            4,771
Interest Expense                                                                                (2,276)            (212)
Gain from Sale of Subsidiary  Stock                                                                  0           12,777
Gains from Dispositions--Net                                                                     8,300                0
Other Income/(Expense)--Net                                                                     (4,329)          (2,477)
------------------------------------------------------------------------------------------------------------------------
Non-Operating Income--Net                                                                        3,676           14,859
------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations, Before Provision for Income Taxes                            66,431              947
Provision for Income Taxes                                                                     (20,257)         (13,944)
------------------------------------------------------------------------------------------------------------------------
INCOME/(LOSS) FROM CONTINUING OPERATIONS                                                        46,174          (12,997)
Income from Discontinued Operations, Net of Income Taxes of $6,516 and $16,123
for June 30, 1999 and 1998, respectively                                                        10,617           35,637
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                    $ 56,791        $  22,640
------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Income/(Loss) from Continuing Operations                                                         $0.15           ($0.04)
Income from Discontinued Operations                                                               0.03             0.11
------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                                                         $0.18            $0.07
------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Income/(Loss) from Continuing Operations                                                         $0.15           ($0.04)
Income from Discontinued Operations                                                               0.03             0.11
------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                                                       $0.18            $0.07
------------------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding--Basic                                                314,343,000      326,610,000
Dilutive Effect of Shares Issuable as of Period-End Under Stock Option Plans                 5,514,000        9,478,000
Adjustment of Shares Applicable to Exercised Stock Options during the period                   122,000        2,086,000
------------------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding--Diluted                                              319,979,000      338,174,000
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited). The second quarter 1998 for the IMS operating units includes the three months ended May 31, 1998. (See Note 2. Basis of Presentation).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                              1999             1998
                                                                                         ---------------- ----------------
OPERATING REVENUE                                                                               $645,894         $511,464

Operating Costs                                                                                  281,361          270,954
Selling and Administrative Expenses                                                              198,182          170,593
Depreciation and Amortization                                                                     48,886           43,201
Acquired In-Process Research and Development                                                           0           21,900
--------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                                 117,465            4,816
--------------------------------------------------------------------------------------------------------------------------
Interest Income                                                                                    3,780            8,869
Interest Expense                                                                                  (2,534)            (412)
Gain from Sale of Subsidiary Stock                                                                     0           12,777
Gains from Dispositions--Net                                                                      16,277           10,415
Other Income/(Expense)--Net                                                                       (8,236)          (5,247)
--------------------------------------------------------------------------------------------------------------------------
Non-Operating Income--Net                                                                          9,287           26,402
--------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations, Before Provision for Income Taxes                             126,752           31,218
Provision for Income Taxes                                                                       (36,785)         (21,224)
--------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                                                 89,967            9,994
Income from Discontinued Operations, Net of Income Taxes of $12,639 and $31,519
for June 30, 1999 and 1998, respectively                                                          24,311           72,733
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                     $ 114,278        $  82,727
--------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Income from Continuing Operations                                                                  $0.28            $0.03
Income from Discontinued Operations                                                                 0.08             0.22
--------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                                                           $0.36            $0.25
--------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Income from Continuing Operations                                                                  $0.28            $0.03
Income from Discontinued Operations                                                                 0.07             0.21
--------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                                                         $0.35            $0.24
--------------------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding--Basic                                                  316,062,000      325,686,000
Dilutive Effect of Shares Issuable as of Period-End Under Stock Option Plans                   6,710,000        8,694,000
Adjustment of Shares Applicable to Exercised Stock Options during the period                     283,000        3,468,000
--------------------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding--Diluted                                                323,055,000      337,848,000
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited). The first half of 1998 for the IMS operating units includes the six months ended May 31, 1998. (See Note 2. Basis of Presentation).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (Dollar amounts in thousands, except per share data)


                                                                                          THREE MONTHS ENDED JUNE 30,
                                                                                             1999              1998
                                                                                       ------------------ ----------------
Net Income                                                                                  $ 56,791           $ 22,640
Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustments                                                     (10,552)           (10,499)
Unrealized Holding Gains on Securities Arising During
the Period (Net of Tax Expense of ($94)
and ($1,690) for 1999 and 1998, respectively)                                                    248              4,478
                                                                                       ------------------ ----------------
Total Other Comprehensive Loss                                                               (10,304)            (6,021)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                         $46,487            $16,619
--------------------------------------------------------------------------------------------------------------------------

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                             1999              1998
                                                                                       ------------------ ----------------
Net Income                                                                                 $ 114,278           $ 82,727
Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustments                                                     (31,434)            (9,596)
Unrealized Holding (Losses)/Gains on Securities Arising During the Period (Net
of Tax Benefit/(Expense) of $710 and ($1,717) for 1999 and 1998, respectively)                (1,884)             4,549
Less: Reclassification Adjustment for Gains included in Net Income (Net of Tax
Benefit of $2,802 and $2,910 for 1999 and 1998, respectively)                                 (7,423)            (7,710)
                                                                                       ------------------ ----------------
Net Change in Gains/(Losses) on Investments                                                   (9,307)            (3,161)
                                                                                       ------------------ ----------------
Total Other Comprehensive Loss                                                               (40,741)           (12,757)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                         $73,537            $69,970
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited). The second quarter and first half of 1998 for the IMS operating units includes the three and six months ended May 31, 1998. (See Note 2. Basis of Presentation).

The Company has significant investments in non-U.S. countries. Therefore, changes in the value of foreign currencies affect the Company's Condensed Consolidated Financial Statements when translated into U.S. dollars. The currency translation adjustment excludes the impact of the Company's hedging program. (See Note 7. Financial Instruments with Off-Balance Sheet Risk).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) (Dollar amounts in thousands, except per share data)


                                                                                      JUNE 30,          DECEMBER 31,
                                                                                        1999                1998
                                                                                ------------------ --------------------
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                                           $   150,310        $   206,390
Accounts Receivable-Net                                                                 263,518            324,219
Other Current Assets                                                                    106,286            103,868
-----------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                    520,114            634,477
-----------------------------------------------------------------------------------------------------------------------
SECURITIES AND OTHER INVESTMENTS                                                         94,092            106,276
PROPERTY, PLANT AND EQUIPMENT-NET                                                       170,019            179,151
OTHER ASSETS-NET
Computer Software                                                                       169,597            168,994
Goodwill                                                                                351,005            363,841
Other Assets                                                                             24,076             25,928
-----------------------------------------------------------------------------------------------------------------------
   Total Other Assets-Net                                                               544,678            558,763
-----------------------------------------------------------------------------------------------------------------------
NET ASSETS OF DISCONTINUED OPERATIONS                                                   265,019            240,708
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $ 1,593,922        $ 1,719,375
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short Term Debt                                                                     $   109,729        $    39,169
Accounts Payable                                                                         50,190             51,715
Accrued and Other Current Liabilities                                                   235,180            298,625
Accrued Income Taxes                                                                     43,027             32,537
Deferred Revenues                                                                       124,126            128,272
-----------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                               562,252            550,318
-----------------------------------------------------------------------------------------------------------------------
POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS                                             28,014             27,577
MINORITY INTERESTS                                                                      118,398            116,225
OTHER LIABILITIES                                                                       192,062            199,985
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                       900,726            894,105
-----------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                              693,196            825,270
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $1,593,922         $1,719,375
-----------------------------------------------------------------------------------------------------------------------


See accompanying notes to the Condensed Consolidated Financial Statements (unaudited). The Financial Position at December 31,1998 included the IMS operating units as of November 30,1998. (See Note 2. Basis of Presentation).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                  --------------------------------------------
                                                                                          1999                  1998
                                                                                  --------------------- ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                             $  114,278             $  82,727
Less Income from Discontinued Operations                                                  (24,311)              (72,733)
------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                          89,967                 9,994
Reconciliation of Net Income to Net Cash
PROVIDED BY OPERATING ACTIVITIES:
Depreciation and Amortization                                                              48,886                43,201
Gains from Sale of Investments, Net                                                       (16,435)              (10,415)
Write-off of Purchased in Process Research and Development                                      0                21,900
Restructuring Cost Payments                                                                (6,252)               (2,083)
Net Decrease in Accounts Receivable                                                         2,149                 3,696
Net Increase in Deferred Revenue                                                            9,012                16,673
Gain from Sale of Subsidiary Stock                                                              0               (12,777)
Minority Interests                                                                          3,202                 4,183
Deferred Income Taxes                                                                      (3,645)                7,889
Accrued Income Taxes                                                                        1,975                 6,577
Other Working Capital Items                                                               (17,462)              (10,479)
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 111,397                78,359
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Investments  and  Businesses                                         39,157                23,165
Acquisition and Integration Payments                                                      (21,768)                    0
Payments for Acquisitions of Businesses                                                    (3,100)               (2,938)
Cash of Companies Acquired in Stock Purchases                                                   0                 9,480
Capital Expenditures                                                                      (16,465)              (13,561)
Additions to Software                                                                     (28,185)              (34,889)
Increase in Other Investments-Net                                                         (16,338)              (12,604)
Other-Net                                                                                   1,344                12,031
------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (45,355)              (19,316)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for Purchase of Treasury Stock                                                  (222,651)               (7,809)
Proceeds from Exercise of Stock Options                                                    20,180                43,232
Proceeds from the Sale and Issuance of Subsidiary Stock                                         0                27,128
Dividends Paid                                                                            (12,660)               (9,813)
Proceeds from Employee Stock Purchase Plan                                                  2,947                 2,607
Proceeds from Debt Assumed by Nielsen Media Research                                            0               300,000
Short-Term Borrowings                                                                     150,540                     0
Short-Term Debt Repayments                                                                (79,631)                    0
Other                                                                                         710                  (199)
------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN)/ PROVIDED BY FINANCING ACTIVITIES                                     (140,565)              355,146
------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Equivalents                                   (12,221)               (6,908)
Effect of the elimination of the one month reporting lag                                   30,664                     0
Cash Flow from Discontinued Operations                                                          0               (17,173)
------------------------------------------------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents                                          (56,080)              390,108
Cash and Cash Equivalents, Beginning of Period                                            206,390               312,442
------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                               $  150,310             $ 702,550
------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid during the Period for Interest                                               $    2,551             $     412
Cash Paid during the Period for Income Taxes                                           $   39,634             $  49,324
Non-Cash Investing Activities:
Stock Issued in Connection with Acquisitions                                           $     --               $ 168,937



See accompanying notes to the Condensed Consolidated Financial Statements (unaudited). The first half of 1998 for the IMS operating units includes the six months ended May 31, 1998. (See Note 2. Basis of Presentation).

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes of IMS Health Incorporated (the "Company" or "IMS Health") in the 1998 Annual Report on Form 10-K. Accordingly, the accompanying condensed consolidated financial statements do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Certain prior-period amounts have been reclassified to conform with the 1999 presentation.

NOTE 2. BASIS OF PRESENTATION

This document relates to IMS Health. The Common Stock of IMS Health was distributed by Cognizant Corporation ("Cognizant", which subsequently changed its name to Nielsen Media Research Inc., "NMR") to Cognizant's shareholders on June 30, 1998 (the "Distribution"). The condensed consolidated financial statements of the Company have been reclassified to reflect Nielsen Media Research as a discontinued operation for periods up to and including June 30, 1998.

On July 26, 1999, having received the approval of GartnerGroup Inc. ("Gartner") shareholders and both Boards of Directors, the Company completed the Spin-Off of the majority of its equity investment in Gartner to IMS Health shareholders (the "Gartner Spin-Off"). The distribution consisted of 0.1302 shares of Gartner Class B Common Stock for each share of the Company's Common Stock outstanding on the July 17 record date, a total of 40,689,648 Gartner Class B shares. (See Note
10. Subsequent Events). Accordingly, the condensed consolidated financial statements of the Company have been reclassified for all periods presented to reflect the Gartner equity investment as a discontinued operation (measurement date July 16, 1999).

IMS Health consists of the market information and decision support services business for the pharmaceutical and healthcare industries conducted by IMS Health and various subsidiaries ("IMS") including IMS Health Strategic Technologies, Inc. ("Strategic Technologies"); ERISCO Managed Care Technologies, Inc. ("Erisco"); Enterprise Associates, LLC ("Enterprises") and a 61.6% interest in Cognizant Technology Solutions Corporation ("CTS").

A summary of Gartner and Nielsen Media Research as discontinued operations is as follows:


RESULTS OF OPERATIONS                                                             (UNAUDITED)
                                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                          ------------------------------ -------------------------
                                                              1999            1998           1999           1998
                                                          -------------- --------------- ------------- -----------
Operating Revenue - Nielsen Media Research                  $   --        $ 97,932       $   --         $193,996
Income Before Provision for Income Taxes - Nielsen
Media Research                                                  --          29,048           --           57,980
Equity Income and SAB 51 Gains
 ($5,392 and $13,379 for the three and six month
 periods in 1998, respectively) Before Provision for
 Income Taxes - Gartner                                       17,133        22,712         36,950         46,273
                                                            =========     ========       ========       ========
Income from Discontinued Operations, Net of Income Taxes    $ 10,617      $ 35,637        $ 24,311      $ 72,733
                                                            =========     ========        ========      ========

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
(UNAUDITED)
(Dollar amounts in thousands, except per share data)


NOTE 2. BASIS OF PRESENTATION (CONTINUED)

Elimination of one month reporting lag in IMS operating entities

Effective in the first quarter of 1999, IMS operating units that previously reported on a fiscal year ended November 30 revised their reporting period to conform to the Company's fiscal year ended December 31. The first half results for 1998 for the IMS operating units include the six months ended May 31. The $1,040 of net income related to the results of the IMS operating units for the period December 1 through December 31, 1998 has been recorded directly to Retained Earnings. In addition, December 1998 included a $3,409 credit which was recorded as a cumulative translation adjustment. The following table presents certain selected condensed consolidated IMS operating units financial information for the one month ended December 31, 1998.

                                                     ONE MONTH ENDED
                                                    DECEMBER 31, 1998
                                                       (UNAUDITED)
    ---------------------------------------------- --------------------
    Revenue                                              $71,754

    Operating Income                                       1,137

    Income Before Provision for Income Taxes               1,432
    Provision for Income Taxes                              (392)
                                                         -------
    Net Income                                           $ 1,040
                                                         =======
    Earnings Per Share                                   $ 0.003
                                                         =======

The following table presents selected IMS operating units cash flow information for the one-month ended December 31, 1998:

                                                               ONE MONTH ENDED
                                                              DECEMBER 31, 1998
                                                                 (UNAUDITED)
   ---------------------------------------------------------- ------------------
   Net Cash Provided by Operating Activities                        $30,852
   Net Cash Used in Investing Activities                            (3,645)
   Net Cash Provided by Financing Activities                          2,276
   Effect of Exchange Rate Changes on Cash and Cash Equivalents       1,181
                                                                    -------
   Increase in Cash and Cash Equivalents                            $30,664
                                                                    =======

NOTE 3. DISPOSITIONS

During the second quarter of 1999, the Company recorded $8,300 of pre-tax net gains due primarily to the sale of investments in Oasis, EDR, One Source and other investments which were part of Enterprises portfolio. Pre-tax proceeds from dispositions received during the quarter were $22,875.

During the first quarter of 1999, the Company recorded $7,977 of pre-tax net gains due primarily to the sale of its investments in Oasis, Pegasus, Aspect, Internet Securities and Super Systems Japan ("SSJ"). Cash received during the quarter as a result of dispositions was $16,282. In addition, certain operating units of PMSI, acquired in the third quarter of 1998, were divested in December 1998, including a publishing and conference operating division in Japan.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

NOTE 4. ACQUISITIONS

During the first quarter of 1999 the Company acquired 100% of the stock of PharmaFELAX Kft., a pharmaceutical information company based in Hungary. In connection with the acquisition, the Company recorded goodwill of $3,100.

Walsh Acquisition

On June 24, 1998, Cognizant acquired Walsh International, Inc. ("Walsh"). The final purchase price of the acquisition was $193,748, including $167,148 of common stock, $9,521 for stock options issued and $17,079 of direct acquisition and integration costs.

Walsh shareholders received 6,454,600 shares of Cognizant common stock issued from treasury stock, with a market value of $167,148. The direct acquisition and integration costs consist of severance ($4,876), lease terminations ($2,569) and other direct acquisition and integration costs ($9,634). These acquisition and integration costs were incurred as a direct result of the plan to exit certain activities as part of the overall integration effort (such as severance costs related to Walsh employees) and certain contractual costs (such as Walsh leases). Incurred acquisition and integration costs to date are within original projections. Approximately $156,557 has been recorded as the excess of the purchase price over the fair value of identifiable net assets (goodwill), which is being amortized on a straight-line basis over 15 years.

PMSI Acquisition

On August 5, 1998, IMS Health acquired certain non-U.S. assets of Pharmaceutical Marketing Services Inc. ("PMSI"). The final purchase price of the acquisition was $103,291, consisting of common stock ($75,292), stock options issued ($5,415) and direct acquisition and integration costs ($22,584).

PMSI received 2,395,926 shares of IMS Health common stock issued from treasury stock, with a market value of $75,292. The direct acquisition and integration costs consist of severance ($3,794), lease terminations ($1,623), contract cancellation ($10,935), and other direct acquisition and integration costs ($6,232). The acquisitions and integration costs were incurred as a direct result of the formal plan to exit certain activities as part of the overall integration effort (such as severance costs related to PMSI employees) and certain contractual cancellation costs (such as PMSI contracts and leases). $115,275 was recorded as the excess of the purchase price over the fair value of identifiable net assets (goodwill), which is being amortized on a straight-line basis over 15 years.

Purchase Price Allocation

In connection with both the Walsh and PMSI acquisitions, the Company made allocations of the purchase price to acquired in-process research and development ("IPR&D") amounting to $21,900 in the second quarter of 1998 related to the Walsh acquisition and $10,900 in the third quarter of 1998 related to the PMSI acquisition. At the date of the respective acquisitions, the development of the IPR&D projects had not reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed as of the respective acquisition dates.

In accordance with SEC guidance in connection with acquisitions, the amount allocated to IPR&D reflects the relative value and contribution of the acquired IPR&D. Consideration was given to the project's stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred and the projected cost to complete the projects. In addition, the Company allocated $29,000 at Walsh and $7,700 at PMSI to existing core technology, representing computer software that is currently in use. Such amounts are being amortized over 5 years.


The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with these acquisitions was based primarily on estimates of fair values by an independent appraisal firm. The allocation is summarized below:


                                                 Walsh                 PMSI                Total
       -----------------------------------------------------------------------------------------------
       In-process R&D write-off                $   21,900           $   10,900             $   32,800
       Net liabilities assumed                     (5,009)             (28,274)               (33,283)
       Software/ Core technology                   29,000                7,700                 36,700
       Deferred taxes                              (8,700)              (2,310)               (11,010)
       Goodwill                                   156,557              115,275                271,832
       -----------------------------------------------------------------------------------------------
       Total Purchase Price                    $  193,748           $  103,291             $  297,039
       ===============================================================================================

In connection with the PMSI acquisition, the Company evaluated existing IMS Health product offerings. Based on this strategic assessment, the Company abandoned certain existing IMS Health software products. The impact of this decision was to recognize the impairment of certain computer software assets ($36,300), the closure of certain IMS facilities ($800) and the severance of some IMS employees ($5,600). This resulted in a one-time charge of $43,019 recorded in the third quarter of 1998 as a component of operating income.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
(UNAUDITED)
(Dollar amounts in thousands, except per share data)


NOTE 5. INVESTMENT PARTNERSHIP

Two of the Company's subsidiaries have contributed assets to, and participate in, a limited partnership. One subsidiary serves as general partner, and all other partners hold limited partnership interests. The partnership, which is a separate and distinct legal entity, is in the business of licensing database assets and computer software. In the second quarter of 1997, third-party investors contributed $100,000 to the partnership in exchange for limited partnership interests. The assets, liabilities, results of operations and cash flows of the partnership are included in the Company's consolidated financial statements because the Company and its subsidiaries maintain a controlling (85%) interest in the partnership. The third parties' limited partnership interests are reflected as a minority interest.

NOTE 6. CONTINGENCIES

The Company and its subsidiaries are involved in legal proceedings, claims litigation and tax matters arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims litigation and tax matters, if decided adversely, could have a material effect on quarterly or annual operating results, cash flows or consolidated financial position when resolved in a future period. The Company has established reserves for specific liabilities in connection with these matters to the extent the Company currently deems them to be probable and estimateable. Management does not expect the ultimate resolution of the foregoing proceedings, litigations and tax matters will have a material effect on its financial condition, results of operations or cash flows.

In addition the Company is subject to certain other contingencies not arising in the ordinary course of business discussed below:

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

On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997 the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

NOTE 6. CONTINGENCIES - (CONTINUED)

Information Resources Litigation - (continued)

replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an amended and restated complaint repleading its alleged claim of attempted monopolization in the United States and realleging its other claims. On August 18, 1997, defendants moved for an order dismissing the amended claims. On December 1, 1997, the court denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint. Discovery is continuing in this matter.

In light of the potentially significant liabilities which could arise from the IRI Action and in order to facilitate the distribution by The Dun & Bradstreet Corporation ("D&B") of shares of Cognizant and ACNielsen Corporation ("ACNielsen"; the parent company of A.C. Nielsen Company) in 1996, D&B, ACNielsen and Cognizant entered into an Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating liabilities that may arise out of or in connection with the IRI Action, and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount") and that Cognizant and D&B will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen will be able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

Under the terms of the Distribution Agreement dated October 28, 1996 among D&B, Cognizant and ACNielsen (the "1996 Distribution Agreement"), as a condition to the Distribution, IMS Health and Nielsen Media Research are jointly and severally liable to D&B and ACNielsen for Cognizant's obligations under the 1996 Distribution Agreement.

IMS Health and Nielsen Media Research have agreed that, as between themselves, IMS Health will assume 75%, and Nielsen Media Research will assume 25%, of any payments to be made in respect of the IRI Action under the Indemnity and Joint Defense Agreement or otherwise, including any legal fees and expenses related thereto incurred in 1999 or thereafter. IMS Health agreed to be fully responsible for any legal fees and expenses incurred during 1998. Nielsen

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

NOTE 6. CONTINGENCIES - (CONTINUED)

Information Resources Litigation - (continued)

Media Research's aggregate liability to IMS Health for payments in respect of the IRI Action and certain other contingent liabilities shall not exceed $125,000.

Management of the Company is unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.

Other Contingencies

The Company, Cognizant and D&B have entered into global tax planning initiatives in the normal course of business. These activities are subject to review by the tax authorities. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to the Company, Cognizant or D&B.

Prior to the Distribution, Cognizant and IMS Health entered into certain agreements that govern the relationship between Nielsen Media Research and IMS Health and provide for the allocation of tax, employee benefits and certain other liabilities and obligations arising from periods prior to the Distribution. Among other things, the agreements set forth principles to be applied in allocating certain Distribution-related costs and specify portions of contingent liabilities including those described below to be shared if certain amounts are exceeded including certain liabilities to D&B that may arise in connection with the 1996 Distribution Agreement.

The Company has been informed by D&B that the IRS is currently reviewing D&B's utilization of certain capital losses during 1989 and 1990. While D&B has not received an assessment with respect to these transactions, it understands that the IRS will challenge D&B's position. The Company has estimated that D&B's total cash liability to the IRS, if an assessment were to be made and the IRS prevail, would be approximately $435,000 for taxes and accrued interest net of tax benefit as of June 30, 1999. Under the terms of the 1996 Distribution Agreement, the Company is liable to pay half of such taxes and interest owed to the IRS to the extent that D&B's total liabilities exceed $137,000. A portion of the Company's liability would in turn be shared with Nielsen Media Research under the Distribution Agreement dated as of June 30, 1998 between IMS Health and Nielsen Media Research. The Company estimates that its share of the liability, were the IRS to prevail, would be approximately $139,000. This liability is included in Other Liabilities.

Management does not believe that these matters will have a material adverse effect on the Company's consolidated financial position or operating results when they are resolved in future periods. However, should the IRS issue assessment notices, payment of the Company's share could have a material adverse effect on cash flows in the periods in which they are made. The Company believes that it has more than sufficient funds available from operating cash flows and committed bank lines to cover any such payment without a material effect on its liquidity or its financial condition.

In connection with the Gartner Spin-Off, the Company and Gartner entered into a Distribution Agreement and an Agreement and Plan of Merger (the "1999 Distribution Agreements"). Pursuant to the 1999 Distribution Agreements, Gartner agreed to indemnify the Company and its stockholders for additional taxes that may become payable as a result of certain actions which may be taken by Gartner that adversely affect the tax-free treatment of the Gartner Spin-Off. However, the

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
(UNAUDITED)
(Dollar amounts in thousands, except per share data)


NOTE 6. CONTINGENCIES - (CONTINUED)

Other Contingencies  - (continued)

Company may become obligated for certain tax liabilities in the event the Gartner Spin-Off is deemed to be a taxable transaction as a result of certain Gartner share transactions that may be undertaken following the Gartner Spin-Off. In the opinion of management, it is highly unlikely that any such liabilities will be incurred by the Company.

NOTE 7. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company transacts business in virtually every part of the world and is subject to risks associated with foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rates to allow management to focus its attention on its core business activities. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to protect the value of a portion of foreign currency revenues and non-functional currency assets and liabilities. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures over the next year.

It is the Company's policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. The Company uses a variety of financial instruments, primarily forward contracts and purchased currency options, to hedge committed and anticipated foreign currency denominated revenues. The principal currencies hedged are the Euro, the Japanese yen and the Swiss franc. The Company also uses forward contracts to hedge non-functional currency assets and liabilities. The Company does not enter into foreign currency transactions for speculative purposes.

Gains and losses on contracts hedging anticipated and committed foreign currency revenues are deferred until such revenues are recognized and offset changes in the value of such revenues due to fluctuations in currency exchange rates. Gains and losses on contracts hedging non-functional currency assets and liabilities are not deferred and are included in other income/(expense)--net. At June 30, 1999, the notional amount of committed foreign currency revenues hedged was $74,868. In addition, at June 30, 1999, IMS had approximately $127,661 in foreign exchange forward contracts hedging non-functional currency assets and liabilities with various expiration dates through July 1999.

NOTE 8. SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained For Internal Use." SOP 98-1 provides guidance on costs to be capitalized, including when capitalization of such costs should commence. SOP 98-1 applies to costs incurred after its adoption, including costs for software projects that are in progress at the time of the adoption. The implementation of SOP 98-1 effective January 1, 1999 did not have a material effect on the Company's financial statements.

In April 1998, the AICPA issued SOP 98-5, "Accounting For the Costs of Start-up Activities." SOP 98-5 requires all costs of start-up activities to be expensed as incurred. SOP 98-5 is effective for financial statements for the years beginning after December 15, 1998. The implementation of SOP 98-5 effective January 1, 1999 did not have a material effect on the Company's financial statements.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

8.   SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

In July 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of SFAS No.133- an amendment of FASB Statement No. 133". Citing concerns about companies' ability to modify their information systems in time to apply SFAS 133, the FASB delayed its effective date for one year, to fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Management continues to evaluate the effects of this pronouncement on the Company's financial statements.

NOTE 9. OPERATIONS BY BUSINESS SEGMENT

The IMS segment consists of IMS, the leading global provider of market information and decision-support services to the pharmaceutical and healthcare industries, and Strategic Technologies, the leading provider of automated sales support technologies to the pharmaceutical industries. In 1999, the IMS segment includes the Walsh and PMSI businesses acquired during the second and third quarters of 1998, respectively, which have been integrated into the IMS operations. Effective in the first quarter of 1999, the IMS operating units revised their reporting period to conform to the Company's fiscal year ended December 31. (See Note 2. Basis of Presentation)

The Emerging Markets segment includes Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry, and Enterprises, the Company's venture capital unit focused on investments in emerging businesses. In 1998, it included SSJ, a marketer of financial application software products to the Japanese market, which was divested in the first quarter of 1999.

CTS delivers life cycle software development, management and maintenance technology consulting services through the use of a seamless on-site and offshore project team. These services include application development and maintenance services, Year 2000 and Eurocurrency compliance services, testing and quality assurance services and re-hosting and re-engineering services.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
(UNAUDITED)
(Dollar amounts in thousands, except per share data)


NOTE 9. OPERATIONS BY BUSINESS SEGMENT - (CONTINUED)

Historical results are restated to reflect Gartner and Nielsen Media Research as discontinued operations. (See Note 2. Basis of Presentation) The Company evaluates the performance of its operating segments based on revenue and operating income.

                                             PERIODS ENDING JUNE 30, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                   EMERGING
THREE MONTHS:                                                            IMS        MARKETS      CTS (1)      TOTAL
-----------------------------------------------------------------------------------------------------------------------
Operating Revenue                                                       $303,132     $ 11,620     $ 17,900    $332,652
Segment Operating Income                                                  73,173        1,325        3,870      78,368
General Corporate Expenses (2)                                                                                (15,613)
Interest Income (3)                                                        1,557                       250      1,807
Interest Expense (4)                                                       (608)                                (608)
Non-Operating Income/(Expense) - Net
   Gains from Dispositions - Net                                                        8,300                    8,300
   Other Expense - Net                                                                                         (5,823)
-----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before Provision for Income Taxes                                             66,431
Provision for Income Taxes                                                                                     (20,257)
-----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                                             $ 46,174
Income from Discontinued Operations, Net of Income Taxes (5)                                                    10,617
-----------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                     $56,791
-----------------------------------------------------------------------------------------------------------------------

SIX MONTHS:
Operating Revenue                                                       $588,633      $22,226      $35,035    $645,894
Segment Operating Income                                                 130,721        2,220        7,940     140,881
General Corporate Expenses (2)                                                                                (23,416)
Interest Income (3)                                                        2,985                       526      3,511
Interest Expense (4)                                                       (753)                                (753)
Non-Operating Income/(Expense) - Net
   Gains from Dispositions - Net                                                       16,277                   16,277
   Other Expense - Net                                                                                         (9,748)
----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before Provision for Income Taxes                                            126,752
Provision for Income Taxes                                                                                     (36,785)
----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                                             $ 89,967
Income from Discontinued Operations, Net of Income Taxes (5)                                                    24,311
----------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                    $114,278
----------------------------------------------------------------------------------------------------------------------


(See Notes to Operations by Business Segments on next page)

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
(UNAUDITED)
(Dollar amounts in thousands, except per share data)



NOTE 9. OPERATIONS BY BUSINESS SEGMENT - (CONTINUED)


                                             PERIODS ENDING JUNE 30, 1998
------------------------------------------------------------------------------------------------------------------------
                                                                                   EMERGING
THREE MONTHS:                                                            IMS        MARKETS      CTS (1)       TOTAL
                                                                     ------------ ------------ ------------ ------------
Operating Revenue                                                       $249,422      $12,580      $ 8,494     $270,496
Segment Operating Income (6)                                              28,186          103        1,582       29,871
General Corporate Expenses (2)                                                                                  (43,783)
Interest Income (3)                                                        2,270                        48        2,318
Interest Expense (4)                                                       (196)                                   (196)
Non-Operating Income/(Expense) - Net
   Gains from Sale of Subsidiary Stock                                                              12,777       12,777
   Gains from Dispositions - Net                                                                                      0
   Other Expense - Net                                                                                              (40)
------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before Provision for Income Taxes                                                 947
Provision for Income Taxes                                                                                      (13,944)
------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                                              $(12,997)
Income from Discontinued Operations, Net of Income Taxes (5)                                                     35,637
------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                     $ 22,640
------------------------------------------------------------------------------------------------------------------------

SIX MONTHS:
Operating Revenue                                                       $472,823      $23,843      $14,798     $511,464
Segment Operating Income/(Loss)  (6)                                      59,112        (101)        2,688       61,699
General Corporate Expenses (2)                                                                                  (56,883)
Interest Income (3)                                                        4,400                        80        4,480
Interest Expense (4)                                                       (380)                                  (380)
Non-Operating Income/(Expense) - Net
   Gains from Sale of Subsidiary Stock                                                              12,777       12,777
   Gains from Dispositions - Net                                                       10,415                    10,415
   Other Expense  - Net                                                                                            (890)
------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before Provision for Income Taxes                                              31,218
Provision for Income Taxes                                                                                      (21,224)
------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                                                $9,994
Income from Discontinued Operations, Net of Income Taxes (5)                                                     72,733
------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                      $82,727
------------------------------------------------------------------------------------------------------------------------

Notes to Operations by Business Segments:

(1) Excludes intersegment sales in 1999 of $3,598 and $6,889 for the three and six months presented, respectively. Excludes intersegment sales in 1998 of $4,173 and $7,907 for the three and six months presented, respectively. These sales, primarily from CTS to IMS, are recognized as the service is performed.

(2) General Corporate Expenses in 1999 includes $7,500 related to the Gartner Spin-Off for the three and six month periods presented. General Corporate Expenses in 1998 includes charges related to the Distribution of $30,125 and $35,025 for the three and six month periods presented, respectively. In addition, General Corporate Expenses in 1998 includes one-time Walsh acquisition costs of $5,000 for both the three and six month periods presented.

(3) Interest income in 1999 excludes amounts recorded at corporate of $174 and $269 for the three and six month periods presented, respectively. Interest income in 1998 excludes amounts recorded at corporate of $2,453 and $4,389 for the three and six month periods presented, respectively.

(4) Interest expense in 1999 excludes amounts recorded at corporate of $1,668 and $1,781 for the three and six month periods presented, respectively. Interest expense in 1998 excludes amounts recorded at corporate of $16 and $32 for the three and six month periods presented, respectively.

(5) Income from Discontinued Operations, Net of Income taxes in 1999 relates to Gartner. Income from Discontinued Operations, Net of Income taxes in 1998 includes $14,549 and $30,641 related to Gartner for the three and six month periods presented, respectively and $21,088 and $42,093 related to Nielsen Media Research for the three and six month periods presented, respectively.

(6) The IMS Segment operating income in 1998 includes a one-time in-process research and development write-off of $21,900 for both the three and six month periods presented.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

NOTE 10. SUBSEQUENT EVENTS

Spin-Off of Equity Investment in Gartner

On November 11, 1998 the Company announced that its Board of Directors had approved a plan to Spin-Off substantially all of its equity ownership of Gartner. Pursuant to the 1999 Distribution Agreements 40,689,648 shares of Gartner Class A Common Stock ("Gartner Class A Shares") were converted into an equal number of shares of Class B Common Stock of Gartner ("Gartner Class B Shares"). The Gartner Class B Shares are entitled to elect 80% of Gartner's Board of Directors, but are otherwise identical to Gartner Class A Shares. On July 16, 1999, the Company's Board of Directors declared a dividend of all such Gartner Class B Shares to be distributed on July 26, 1999 to holders of the Company's Common Stock of record as of July 17, 1999. The distribution consisted of 0.1302 Gartner Class B Shares for each share of the Company's Common Stock. The Spin-Off was structured as a tax-free distribution and the Company has received a favorable ruling from the Internal Revenue Service to that effect. On July 16, 1999 Gartner declared a special cash dividend payable on July 23, 1999 to holders of record on July 16, 1999. IMS Health's portion of the dividend was approximately $53.0 million, net of taxes.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

This discussion and analysis relates to IMS Health and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. IMS Health consists of the market information and decision support services business for the pharmaceutical and healthcare industries conducted by IMS Health and various subsidiaries ("IMS") including IMS Health Strategic Technologies, Inc. ("Strategic Technologies"); ERISCO Managed Care Technologies, inc. ("Erisco"); Enterprise Associates, LLC ("Enterprises") and a 61.6% interest in Cognizant Technology Solutions Corporation ("CTS").

Spin-Off of Equity Investment in Gartner

On November 11, 1998 the Company announced that its Board of Directors had approved a plan to Spin-Off substantially all of its equity ownership of Gartner. Pursuant to the 1999 Distribution Agreements 40,689,648 Gartner Class A Shares were converted into an equal number of Gartner Class B Shares. On July 16, 1999, the Company's Board of Directors declared a dividend of all such Gartner Class B Shares to be distributed on July 26, 1999 to holders of the Company's Common Stock of record as of July 17, 1999. The distribution consisted of 0.1302 Gartner Class B Shares for each share of the Company's Common Stock. The Spin-Off was structured as a tax-free distribution and the Company has received a favorable ruling from the Internal Revenue Service to that effect. On July 16, 1999 Gartner declared a special cash dividend payable on July 23, 1999 to holders of record on July 16, 1999. IMS Health's portion of the dividend was approximately $53.0 million, net of taxes. These cash proceeds will be used in the third quarter to pay down short term borrowings incurred to fund the Company's accelerated stock repurchases during the second quarter.

At June 30, 1999, the Company owned approximately 47.6 million Gartner shares. Approximately 40.6 million shares were distributed to IMS Health shareholders as described above. The Company intends to monetize its remaining position in Gartner, consisting of approximately 6.9 million Gartner Class A Shares and warrants to purchase a further 599,400 Gartner Class A Shares, subject to the terms of the 1999 Distribution Agreements. The Company's Gartner Class A shares will be accounted for as an "available for sale" security under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Recognition of the unrealized gain at the spin date will be recorded as Other Comprehensive Income and included as a component of equity. Subsequent changes in fair value from the measurement date of the spin will also be recorded as Other Comprehensive Income and included as a component of equity. Upon sale of these securities, the unrealized gain related to those securities at the spin date will be recognized in Discontinued Operations and any subsequent changes in fair value will be recognized in Continuing Operations. In connection with the Gartner Spin-Off, options granted under the Company's plans were adjusted to recognize the effect of the value of the distribution, thereby slightly increasing the number of IMS Health shares issuable on exercise.

Walsh Acquisition

On June 24, 1998, Cognizant acquired Walsh International, Inc. ("Walsh"). (See Note 4. Acquisitions)

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        DATA)

Walsh Acquisition--(continued)

The severance costs relate to approximately 80 terminated Walsh employees. The Company has restructured acquired Walsh leases at a lower cost than originally anticipated and has incurred higher than anticipated severance costs. The following table displays the status of such activities:


                                        Original Liability       Expenditures to                   June 30, 1999
                                             Estimate                 Date       Adjustments          Balance
         -------------------------------------------------------------------------------------------------------
         Employee Separation                  $ 4,876              $ (4,489)        1,278           $ 1,665
         Lease Terminations                     2,569                  (256)       (1,278)            1,035
         Other Direct Costs                     9,634                (9,634)            0                 0
         -------------------------------------------------------------------------------------------------------
         Total                                $17,079              $(14,379)            0           $ 2,700
         -------------------------------------------------------------------------------------------------------

PMSI Acquisition

On August 5, 1998, IMS Health acquired certain non-U.S. Assets of Pharmaceutical Marketing Services Inc. ("PMSI"). (See Note 4. Acquisitions) The severance costs are related to 63 PMSI employees. As of June 30, 1999, the Company made payments of $3,342, reducing the workforce by 57. The remaining terminations are anticipated to be completed during the third quarter of 1999. The following table displays the status of such activities:

                                          Original Liability   Expenditures to    June 30, 1999
                                               Estimate             Date             Balance
           ---------------------------------------------------------------------------------------
           Employee Separation                  $ 3,794          $ (3,342)            $   452
           Lease Terminations                     1,623              (669)                954
           Contract Cancellations                10,935            (4,259)              6,676
           Other Direct Costs                     6,232            (6,232)                  0
           ------------------------------------------------------------------------------------
           Total                                $22,584          $(14,502)            $ 8,082
           ------------------------------------------------------------------------------------

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        DATA)

Purchase Price Allocation

In connection with both the Walsh and PMSI acquisitions, the Company made allocations of the purchase price to acquired in-process research and development ("IPR&D"). Management continues to support the IPR&D efforts that were underway at the time of the Walsh and PMSI acquisitions. IMS Health is on target to begin realizing the benefits from these various projects through product introductions at various launch dates through January 2000. There are currently no material variations from the underlying projections and assumptions made at the time of the purchase price allocations.

Elimination of one month reporting lag in IMS operating segment

Effective in the first quarter of 1999, the IMS operating units that previously reported on a fiscal year ending November 30 revised their reporting period to conform to the Company's fiscal year ending December 31.
(the "Calendarization"). (See Note 2.  Basis of Presentation).

Operations

Revenue for the second quarter increased by 23.0% to $332,652 from $270,496 for the second quarter of the prior year. Revenue for the first six months increased 26.3% to $645,894 from $511,464 for the comparable period a year ago. Adjusting the quarter and the first half of 1998 for the Calendarization and the sale of Super Systems Japan ("SSJ"), revenue increased by 24.7% and 25.1%, respectively. This increase reflected double-digit constant dollar revenue growth at IMS, Erisco and CTS as well as the first full year impact of the Walsh and PMSI acquisitions.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        DATA)

Operating Results - (continued)

The impact of a stronger U.S. dollar decreased reported revenue by less than 1% for the quarter and first half, including the impact of the Company's hedging program.

Operating income for the second quarter was $62,755, compared to operating losses of $13,912 for the second quarter of the prior year. Operating results in the second quarter of 1999 and 1998 include Year 2000 costs ("Y2K costs") of $7,923 and $12,330, respectively. Adjusting for Y2K costs; 1999 charges related to the Gartner Spin-Off ($7,500), the Calendarization, 1998 charges related to the Distribution ($30,125), the 1998 in-process research and development write-off ($21,900) and one-time charge ($5,000) related to the Walsh acquisition, operating income for the second quarter of 1999 increased by 33.5%.

First-half operating income was $117,465 compared with $4,816 for the comparable period a year ago. First-half operating results in both years include Y2K costs of $15,800 and $22,301, respectively. Adjusting for Y2K costs, 1999 charges related to the Gartner Spin-Off ($7,500); the Calendarization, 1998 charges related to the Distribution ($35,025), the 1998 research and development write-off ($21,900) and one-time charge ($5,000) related to the Walsh acquisition, operating income for the first-half of 1999 increased by 35.4%.

Adjusted operating income growth in the second quarter and first half of 1999 outpaced revenue growth primarily due to the Company's ability to leverage its worldwide resources. The impact of a stronger U.S. dollar impacted adjusted operating income growth by less than 1% in the second quarter and the first half, including the impact of the Company's hedging program.

Non-operating income-net for the second quarter was $3,676 compared with $14,859 for the second quarter of the prior year. The decrease is due primarily to a 1998 gains related to the CTS IPO ($12,777).

Non-operating income-net for the first half was $9,287 compared with $26,402. The decrease is due primarily to 1998 gains related to the CTS IPO ($12,777).

The second quarter 1999 effective tax rate of 30.5% was impacted by a non-deductible one-time charge of $7,500 related to the Gartner Spin-Off. The second quarter 1998 effective tax rate was impacted by a portion of the one-time charge related to the Distribution ($30,125) and the research and development write-off ($21,900) and one-time charge ($5,000) related to the Walsh acquisition. Those items did not give rise to a tax benefit. Excluding those items, the Company's effective tax rate from operations was 27.4% for the second quarter of 1999 and 1998. The Company's lower effective tax rate is attributable to numerous global tax planning initiatives. For example, to consolidate certain of its international operations, in 1999 and 1998 the Company engaged in certain non-U.S. reorganizations which give rise to tax deductible non-U.S. intangible assets.

The Company's effective tax rate was 29.0% for the first half of 1999, compared with an effective tax rate of 68.0% in the comparable period of the prior year. The first half of 1999 effective tax rate was impacted by a non-deductible one-time Gartner spin-related charge ($7,500). Excluding the charge related to the Gartner Spin-Off, the 1998 charges related to the Distribution, the 1998 research and development write-off and one-time charge related to the Walsh acquisition as noted above, the effective tax rate from operations for the first half of 1999 and 1998 was 27.4%.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        DATA)

Operating Results - (continued)

Income from continuing operations in the second quarter of 1999 was $46,174, compared with a loss from continuing operations of $12,997 in the second quarter of the prior year. Excluding the after-tax impact of Y2K costs and net gains associated with Enterprises' from both years, charges related to the 1999 Gartner Spin-Off ($7,500), the 1998 CTS IPO gain ($12,777), 1998 charges related to the Distribution ($30,125) and the 1998 in-process research and development write-off ($21,900) and a one-time charge ($5,000) related to the Walsh acquisition, income from continuing operations in the second quarter of 1999 increased 21.1%.

Income from continuing operations for the first half of 1999 was $89,967, compared with $9,994 in the first half of the prior year. Excluding the after-tax impact of Y2K and net gains associated with Enterprises' investments in both years, 1999 charges related to the Gartner Spin-Off, the 1998 CTS IPO gain, 1998 charges related to the Distribution and the 1998 in-process research and development write-off and one-time charge related to the Walsh acquisition, income from continuing operations increased 24.7% in the first half of 1999.

Income from discontinued operations, net of income taxes, in the second quarter of 1999 was $10,617, compared with $35,637 in the second quarter of the prior year. Income from discontinued operations net of income taxes represents Gartner equity income in both years and SAB 51 gains from Gartner and the results of Nielsen Media Research in 1998.

Income from discontinued operations, net of income taxes, in the first half of 1999 was $24,311, compared with $72,734 in the first half of the prior year. Income from discontinued operations net of income taxes represents Gartner equity income in both years and SAB 51 gains from Gartner and the results of Nielsen Media Research in 1998.

Net income for the second quarter of 1999 was $56,791, an increase of 150.8% from net income of $22,640 in the second quarter of the prior year.

Net income for the first half of 1999 increased 38.1% to $114,278 from $82,727 in the first half of the prior year.

Basic earnings per share in the second quarter of 1999 were $0.15 compared with a per share loss of $.04 in the second quarter of the prior year. Excluding the impact of the previously identified one-time items, basic earnings per share from continuing operations for the quarter increased 21.4%.

Basic earnings per share in the first half of 1999 were $0.28 compared with $.03 in the first half of the prior year. Excluding the impact of the previously identified one-time items, basic earnings per share from continuing operations for the first half of 1999 increased 29.2%.

Diluted earnings per share in the second quarter of 1999 were $0.15 compared with diluted loss per share of ($.04) in the second quarter of the prior year. Excluding the impact of the previously identified one-time items, diluted earnings per share from continuing operations for the quarter increased 30.8%.

Diluted earnings per share in the first half of 1999 were $0.28 compared with diluted earnings per share of $.03 in the first half of the prior year. Excluding the impact of the previously identified one-time items, diluted earnings per share from continuing operations for the first half of 1999 increased 30.4%.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        DATA)

Results by Business Segment

IMS Segment

The IMS segment consists of IMS, the leading global provider of market information and decision-support services to the pharmaceutical and healthcare industries, and Strategic Technologies, the leading provider of automated sales support technologies to the pharmaceutical industries.

Effective in the first quarter of 1999, IMS operating units that previously reported on a fiscal year ended November 30 revised their reporting period to conform to the Company's fiscal year ended December 31. (See Note 2. Basis of Presentation)

IMS Segment revenue for the second quarter of 1999 increased 21.5% to $303,132 from $249,422 in the second quarter of the prior year. Adjusting 1998 revenue for the Calendarization and the impact of a stronger U.S. dollar, revenue for the second quarter 1999 increased by 22.7%. Market Research Products increased 7.0% to $99,347, Sales Management Products increased 29.2% to $166,755 and Other Services increased 38.4% to $37,030. This growth was due primarily to geographic expansion of Sales Management Products and Services and the first full year effect of the Walsh and PMSI acquisitions.

Second quarter operating income increased 159.6% to $73,173 from $28,186 in the prior year. Excluding Y2K costs and the Calendarization, operating income for 1999 increased 25.5%. Adjusted operating income growth outpaced revenue growth due primarily to the segment's ability to leverage its worldwide resources.

IMS Segment revenue for the first half of 1999 increased 24.5% to $588,633 from $472,823 in the prior year. Adjusting 1998 revenue for the Calendarization and the impact of a stronger U.S. dollar, revenue for the second half 1999 increased by 22.4%. Market Research Products increased 7.5% to $193,137, Sales Management Products increased 30.1% to $325,565 and Other Services increased 31.6% to $69,931. This growth was due primarily to geographic expansion of Sales Management Products and Services and the first full year effect of the Walsh and PMSI acquisitions.

IMS Segment operating income for the first half of 1999 increased 121.1% to $130,721 from $59,112 in the first half of the prior year. Excluding Y2K costs and the impact of the Calendarization, operating income for the first half of 1999 increased 25.6%.

Emerging Markets Segment

The Emerging Markets segment includes Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry, and Enterprises, the Company's venture capital unit focused on investments in emerging businesses. In 1998, this segment included SSJ which was divested in the first quarter of 1999.

Emerging Markets revenue for the second quarter of 1999 decreased 7.6% to $11,620 from $12,580 in the prior year. This decrease was due primarily to the absence of revenues from SSJ during 1999. Excluding SSJ, Emerging Markets revenue for the second quarter of 1999 increased by 20.1%. Operating income increased to $1,325 in the second quarter from $103 in the second quarter of the prior year. Excluding SSJ, operating income for the second quarter of 1999 increased 29.8%.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        DATA)

Results by Business Segment - (continued)

Emerging Markets Segment - (continued)

Emerging Markets revenue for the first half of 1999 decreased 6.8% to $22,226 from $23,843 in the prior year. This decrease was due primarily to the absence of revenues from SSJ during 1999. Excluding SSJ, Emerging Markets revenue increased by 19.8% in the first half. Emerging markets operating income for the first half of 1999 increased to $2,220 from a loss of $101 in the first half of the prior year.

CTS Segment

CTS delivers life cycle software development, management and maintenance technology consulting services to its customers through the use of a seamless on-site and offshore project team. These services include application development and maintenance services, Year 2000 and Eurocurrency compliance services, testing and quality assurance services and re-hosting and re-engineering services.

CTS revenue, net of intersegment sales, increased to $17,900 in the second quarter of 1999 from $8,494 in the prior year. The increase is due to continuing strong demand for application development, management and maintenance services and the addition of new customers. Operating income increased to $3,870 from $1,582 in the second quarter of the prior year.

CTS revenue for the first half of 1999, net of intersegment sales, increased 136.8% to $35,035 from $14,798 in the prior year. CTS operating income for the first half of 1999 increased 195.4% to $7,940 from $2,688 in the first half of the prior year.

Condensed Consolidated Statement of Cash Flows

Net Cash provided by operating activities totaled $111,397 for the six months ended June 30, 1999 compared with $78,359 in 1998. The $33,038 increase is due primarily to increased income from continuing operations ($79,973) which was partially offset by the absence of the 1998 IPR&D write-off ($21,900) and higher other working capital ($6,983). During the month of December 1998, IMS generated $30,664 of cash, including a significant decrease in accounts receivable ($35,353). As a consequence of the Calendarization, the December 1998 cash flows from IMS operating units are not included in the Company's first six months net cash provided by operating activities.

Net Cash used in investing activities totaled $45,355 for the first six months of 1999 compared with $19,316 used during the comparable period in 1998. The $26,039 increase in cash used in investing activities is due primarily to acquisition and integration payments ($21,768).

Net Cash (used in) / provided by financing activities was ($140,565) cash used for the six months ended June 30, 1999 compared with $355,146 cash provided in 1998. The decrease in cash provided by financing activities of $495,711 was primarily due to the 1998 proceeds from debt assumed by Nielsen Media Research ($300,000), proceeds from the 1998 CTS IPO ($27,128), increased payments for the purchase of treasury stock ($214,842) and lower proceeds from the exercise of stock options ($23,052) which were partially offset by increased proceeds from short-term debt ($70,909, net of repayments). Short-term borrowings are used from time to time to temporarily fund the Company's ongoing stock repurchase program.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        DATA)

Condensed Consolidated Statement of Cash Flows - (continued)

Cash Flow from Discontinued Operations was zero for the first six months of 1999 compared to a use of ($17,173) in the same period of 1998. There was no Cash Flow from the Gartner Discontinued Operations in 1999 or 1998. Nielsen Media Research accounted for all of the Discontinued Operations Cash Flow in 1998. Subsequent to June 30, Gartner declared a Cash Dividend from which the Company will receive approximately $53 million of after tax Cash Flow from Discontinued Operations in the third quarter.

The Company's exisiting balances of cash, cash equivalents and marketable securities, and cash generated from operations and debt capacity are expected to be more than sufficient to meet the Company's current long-term and short-term requirements including cash dividends, acquisitions, stock repurchase programs and other contingencies.

Changes in Financial Position at June 30, 1999 Compared to December 31, 1998

Cash & Cash Equivalents decreased to $150,310 at June 30, 1999 from $206,390 at December 31, 1998, due primarily to the purchase of treasury stock
($222,651) which was partially offset by cash from operating activities ($111,397) and cash provided by IMS operating units during December 1998 ($30,664). (See Note 2. The Basis of Presentation).

Accounts Receivable decreased to $263,518 at June 30, 1999, from $324,219 at December 31, 1998 due primarily to increased collections. As a result, days sales outstanding improved to 71 days for the quarter compared to 100 days' for the year ended December 31, 1998.

Securities and Other Investments decreased to $94,092 at June 30, 1999 from $106,276 at December 31, 1998 due primarily to the sale of certain Enterprises investments, partially offset by additional investments.

Net-Assets of Discontinued Operations increased to $265,019 at June 30, 1999, from $240,708 at December 31, 1998, reflecting after-tax income from discontinued operations ($24,311).

Short Term Debt increased to $109,729 at June 30, 1999, from $39,169 at December 31, 1998 due primarily to increased borrowings used from time to time to temporarily fund the Company's ongoing stock repurchase program. The proceeds from the Gartner dividend will be used in the third quarter to pay down short term borrowings incurred to fund the Company's accelerated stock repurchases during the second quarter.

Accrued Liabilities decreased to $235,180 at June 30, 1999, from $298,625 at December 31, 1998 due primarily to payments related to the PMSI and Walsh direct acquisition and integration costs and accruals for salaries, wages, bonuses and other compensation.

Shareholders' Equity decreased to $693,196 at June 30, 1999 from $825,270 at December 31, 1998, due primarily to the purchase of treasury stock ($222,651), change in cumulative translation adjustment ($28,031), change in unrealized gains on investments ($9,307) and dividends paid ($12,660), partially offset by net income ($114,278) and proceeds from stock option exercises ($20,180). Also effecting shareholder's equity is the $1,040 of net income related to the results of the IMS operating units for the period December 1 through December 31, 1998 and a $3,409 cumulative translation adjustment for the same period. (See Note 2. Basis of Presentation).

Year 2000

Many existing computer systems and software applications use two digits, rather than four, to record years (for example "98" instead of "1998"). Unless modified, such systems will not properly record or interpret years after 1999, which could lead to business disruptions. This is known as the "Year 2000 issue" ("Year 2000").

The Company began to address the Year 2000 issue in 1996. In 1997, the Company created a Year 2000 Task Force (the "Task Force") to manage overall risks and to facilitate activities across

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        DATA)

Year 2000 - (continued)

the entire Company. CTS, a majority owned subsidiary, is being used to convert the majority of the systems to allow most internal staff members to focus on the core business. The Company has also used outside services to assist in conversion and to assess the progress of its Year 2000 program.

The Task Force developed a conversion methodology that included three phases: analysis, coding and testing, and testing and implementation. The analysis phase includes planning, inventory and impact analysis. The coding and testing phase involves code changes, using conversion rules and criteria and unit testing, verifying and documenting the results of the conversion. The testing and implementation phase includes system test across platforms and verification of data, an acceptance test within the user environment, and implementation or releasing the systems back into production. This conversion methodology has been utilized throughout the Company to achieve systems compliance by the Year 2000.

The creation of customer products relies on the receipt of data from external data suppliers and the Company's ability to convert the data and deliver the information to its customers. The consolidation of the data is principally performed at central processing locations. The Company believes central systems represent approximately 85% of its Year 2000 efforts. The Company operates central processing facilities in Germany, England, the United States and Japan. The systems at these sites contained the most lines of code required to undergo conversion. At June 30, 1999, the Company has completed 99% of Year 2000 conversions at central processing locations.

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

At June 30, 1999, the Company has completed 98% of Year 2000 conversions of local systems and personal computer applications in the United States and Europe. The rest of the world is at approximately 96% completion. Year 2000 compliance is expected to be achieved by the end of the third quarter.

The Company's Year 2000 project incorporates administrative operations systems and software such as accounts receivable, payroll, accounts payable and the general ledger systems and are 99% compliant.

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

Year 2000 - (continued)

audits have occurred in the United States, England, Japan and Germany. The company performs audits on the local country conversions with the assistance of CTS and outside consultants. To date approximately 90% of IMS Health revenue has been audited for Year 2000 compliance. These audits will continue throughout the world until Year 2000 with several sites revisited to ensure continued compliance.

The Company engaged TRW to conduct an audit review of the Year 2000 program for business critical and mission critical systems in sixteen locations. These audits were conducted in the first half of 1999 and focused on survivability, preparedness and due diligence in addressing the Year 2000 problem. Any issues identified as a result of these audits will be addressed in the third quarter.

The Company relies on over 16,000 suppliers of electronic data and has been proactive in working with these suppliers to determine their Year 2000 readiness and ability to maintain data flow continuity. A program consisting of seminars, visits, mailings and telephone calls continues to be administered to track the status of and assess and address risks associated with Year 2000 readiness by the Company's key data suppliers.

In some instances, IMS Health receives data from governments and hospitals. Continued receipt of their data will be a function of their Year 2000 compliance. Based on information from the Company's data sources, Year
2000 compliance information has been incomplete or progress to date has been unsatisfactory in some areas. The Company assesses risk regarding the readiness of data sources through testing and the use of a detailed questionnaire regarding Year 2000 conversion plans in order to verify the supplier's ability to continue to deliver data. As a contingency, statistically valid methods of data extrapolation are being developed in the event the supply of data from a limited number of suppliers is incomplete or found to be unusable. Investigation of alternate sources are pursued when the risk assessment determines the data source to have a high risk of impacting the Company's ability to deliver products and services.

Throughout 1999 the Company's Year 2000 efforts will focus on (i) the testing the critical components of the Company's systems; (ii) the continued assessment of supplier readiness to address the Year 2000 conversion; and (iii) finalizing contingency plans to address unanticipated issues.

External and internal costs of addressing the Year 2000 issue are expensed as incurred. It is currently estimated that the aggregate cost of the Company's Year 2000 program will be approximately $75,000 to $80,000. Through June 30, 1999 the Company has incurred $70,541 of which $44,922 was incurred in 1998. The Company expects to incur between $4,000 and $9,000 during the remainder of 1999. These estimates do not include the costs of software and systems that are being replaced or upgraded in the normal course of business.

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

The Year 2000 - (continued)

Company's plans are dependent on industries out of the Company's direct control such as utilities and transportation.

The above expectations are subject to uncertainties. For example, if the Company is unsuccessful in identifying or fixing all Year 2000 problems in its critical operations, or effected by the inability of its data suppliers or major customers to continue operations due to such a problem, the Company's results of operations or financial condition could be materially impacted.

The Year 2000 statements set forth above are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information Readiness Disclosure Act (P.L. 105-271).

Euro Conversion

On January 1, 1999, 11 member countries of the European Union established fixed exchange rates between their existing currencies and the European Union's common currency ("Euro"). The transition period for the introduction of the Euro is between January 1, 1999 and January 1, 2002.

The Company instituted plans for the introduction of the Euro and has addressed the related issues, including the conversion of information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments, continuity of contracts, taxation and accounting records, and the increased price transparency resulting from the use of a single currency in eleven participating countries which may affect the ability of some companies to price products differently in the various European markets. The Company believes that differences in national market size, data collection requirements and specific product specifications required due to the diverse market information needs in the healthcare markets of Europe will reduce the potential for price harmonization in most of the Company's product ranges.

IMS Health's expectations regarding the Euro currency issue are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the ability or willingness of third parties to convert systems in a timely manner and the actions of governmental agencies or other third parties with respect to Euro currency issues.

IMS HEALTH INCORPORATED

ITEM 5.  OTHER INFORMATION

On July 26, 1999, the Company distributed 40,689,648 shares of Class B Common Stock of Gartner Group Inc. to its shareholders of record on July 17, 1999. (See
Note 10. Subsequent Events and Management's Discussion and Analysis of Financial Conditions and Results of Operations).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

    3    Articles of Incorporation and By-laws

     .1 Restated Certificate of Incorporation of IMS Health Incorporated dated May 29,1998.

     .2 Certificate of Amendment of Restated Certificate of Incorporation of IMS Health Incorporated dated March 22, 1999.

     .3 Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed June 12, 1998, file number 001-14049).

    10   Material Contracts

     .1 Distribution Agreement between IMS Health Incorporated and GartnerGroup Inc., dated June 17, 1999.

     .2 Agreement and Plan of Merger between IMS Health Incorporated and GartnerGroup Inc., dated June 17, 1999.

     .3 Amended and Restated 1998 IMS Health Incorporated Employees' Stock Incentive Plan dated June 17, 1999.

    27   Financial Data Schedules

    (b)  Reports on 8-K:
         There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

IMS HEALTH INCORPORATED


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                IMS Health Incorporated





                           By:  /s/ J. MICHAL CONAWAY
                                -------------------------------------------
                                J. Michal Conaway
                                Chief Financial Officer


                           By:  /s/ JAMES C. MALONE
                                --------------------------------------------
                                James C. Malone
                                Senior Vice President - Finance & Controller


Date: August 10, 1999