Form 10-Q
period 1999-09-30
IMS HEALTH INC
filed 1999-11-15
CIK 1058083

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                        Commission file number 001-14049


                             IMS Health Incorporated
             (Exact name of registrant as specified in its charter)

                Delaware                                 06-1506026
        (State of Incorporation)            (I.R.S. Employer Identification No.)

     200 Nyala Farms, Westport, CT                         06880
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (203) 222-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


             Title of Class                         Shares Outstanding
             Common Stock,                         at September 30, 1999
        par value $.01 per share                        307,927,288

                             IMS HEALTH INCORPORATED

                               INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION
                                                                         PAGE(S)
                                                                         -------
Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
     Three Months Ended September 30, 1999 and 1998                         3
     Nine Months Ended September 30, 1999 and 1998                          4

Condensed Consolidated Statements of Comprehensive Income
     Three Months Ended September 30, 1999 and 1998                         5
     Nine Months Ended September 30, 1999 and 1998                          5

Condensed Consolidated Statements of Financial Position
     September 30, 1999 and December 31, 1998                               6

Condensed Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 1999 and 1998                          7

Notes to Condensed Consolidated Financial Statements                       9-21

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  22-35

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    36

SIGNATURES                                                                  37

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollar amounts in thousands, except per share data)

                                                                                        Three Months Ended
                                                                                          September 30,
                                                                                      1999             1998
                                                                                 -------------------------------
Operating Revenue                                                                   $348,409         $283,606

Operating Costs                                                                      131,298          112,364
Selling and Administrative Expenses                                                   94,865           87,468
Depreciation and Amortization                                                         26,288           25,102
Direct Acquisition Integration Costs                                                       0           43,019
Acquired In-Process Research and Development                                               0           10,900
----------------------------------------------------------------------------------------------------------------
Operating Income                                                                      95,958            4,753
----------------------------------------------------------------------------------------------------------------
Interest Income                                                                        2,591            7,241
Interest Expense                                                                      (2,138)            (335)
Gains from Dispositions--Net                                                           4,313           12,047
Other Expense--Net                                                                    (3,221)          (3,441)
----------------------------------------------------------------------------------------------------------------
Non-Operating Income--Net                                                              1,545           15,512
----------------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                                              97,503           20,265
Provision for Income Taxes                                                           (27,263)          (5,479)
----------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                     70,240           14,786
Income from Discontinued Operations, Net of Income Taxes of $931 and $7,261
  for 1999 and 1998, respectively                                                      1,384           10,169
----------------------------------------------------------------------------------------------------------------
Net Income                                                                          $ 71,624         $ 24,955
----------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share of Common Stock:
   Income from Continuing Operations                                                   $0.23            $0.05
   Income from Discontinued Operations                                                  0.00             0.03
----------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share of Common Stock                                               $0.23            $0.08
----------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share of Common Stock:
   Income from Continuing Operations                                                   $0.22            $0.04
   Income from Discontinued Operations                                                  0.00             0.03
----------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share of Common Stock                                             $0.22            $0.07
----------------------------------------------------------------------------------------------------------------

Average Number of Shares Outstanding--Basic                                      311,159,000      328,102,000
Dilutive Effect of Shares Issuable as of Period-End Under Stock Option Plans       6,185,000        8,110,000
Adjustment of Shares Applicable to Exercised Stock Options                           328,000        1,468,000
----------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding--Diluted                                    317,672,000      337,680,000
----------------------------------------------------------------------------------------------------------------

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited). The third quarter of 1998 for the IMS operating units includes the three months ended August 31, 1998. (See Note 2. Basis of Presentation).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollar amounts in thousands, except per share data)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                  1999             1998
                                                                                             -------------------------------
Operating Revenue                                                                               $994,303         $795,070

Operating Costs                                                                                  412,659          391,819
Selling and Administrative Expenses                                                              293,047          244,560
Depreciation and Amortization                                                                     75,174           68,303
Direct Acquisition Integration Costs                                                                   0           48,019
Acquired In-Process Research and Development                                                           0           32,800
----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                                 213,423            9,569
----------------------------------------------------------------------------------------------------------------------------
Interest Income                                                                                    6,371           16,110
Interest Expense                                                                                  (4,672)            (747)
Gain on Sale of Subsidiary Stock                                                                       0           12,777
Gains from Dispositions--Net                                                                      20,590           22,462
Other Expense--Net                                                                               (11,457)          (8,688)
----------------------------------------------------------------------------------------------------------------------------
Non-Operating Income--Net                                                                         10,832           41,914
----------------------------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                                                         224,255           51,483
Provision for Income Taxes                                                                       (64,048)         (26,703)
----------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                                160,207           24,780
Income from Discontinued Operations, Net of Income Taxes of $12,635 and $38,780
  for 1999 and 1998, respectively                                                                 25,695           82,902
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                      $185,902         $107,682
----------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share of Common Stock:
   Income from Continuing Operations                                                               $0.51            $0.08
   Income from Discontinued Operations                                                              0.08             0.25
----------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share of Common Stock                                                           $0.59            $0.33
----------------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share of Common Stock:
   Income from Continuing Operations                                                               $0.50            $0.07
   Income from Discontinued Operations                                                              0.08             0.25
----------------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share of Common Stock                                                         $0.58            $0.32
----------------------------------------------------------------------------------------------------------------------------

Average Number of Shares Outstanding--Basic                                                  314,431,000      326,474,000
Dilutive Effect of Shares Issuable as of Period-End Under Stock Option Plans                   6,810,000        6,432,000
Adjustment of Shares Applicable to Exercised Stock Options                                       565,000        4,220,000
----------------------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding--Diluted                                                321,806,000      337,126,000
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited). The Statement of Income at September 30, 1998 for the IMS operating units includes the nine months ended August 31, 1998. (See Note 2. Basis of Presentation).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollar amounts in thousands, except per share data)

                                                                                                 Three Months Ended
                                                                                                    September 30,
                                                                                                 1999          1998
                                                                                               ----------------------
Net Income                                                                                     $  71,624    $  24,955
Other Comprehensive Income, Net of Tax:

   Foreign Currency Translation Adjustments Gains                                                 10,301          175

   Unrealized Gains/(Losses) on Securities:
      Unrealized Holding Gains/(Losses) on Securities Arising During the Period:
         Other (Net of Tax Benefit of $502 for 1998)                                                   4       (1,329)
         Gartner (Net of Tax Expense at $10,195 for 1999)                                         18,934           --
   Less: Reclassification Adjustment for Gains included in Net Income (Net of Tax
       Expense of $1,410 and $2,302 for 1999 and 1998, respectively)                              (3,738)      (6,100)
---------------------------------------------------------------------------------------------------------------------
   Net Change in Unrealized Gains (Losses) on Investments                                         15,200       (7,429)
---------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Income (Loss), Net of Tax                                               25,501       (7,254)
---------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                           $  97,125    $  17,701
---------------------------------------------------------------------------------------------------------------------

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                 1999          1998
                                                                                               ---------    ---------
Net Income                                                                                     $ 185,902    $ 107,682
Other Comprehensive Income, Net of Tax:

   Foreign Currency Translation Adjustments Losses                                               (21,133)      (9,421)

   Unrealized Gains/(Losses) on Securities:
      Unrealized Holding Gains/(Losses) on Securities Arising During the Period:
         Other (Net of Tax Benefit of $710 and $2,440 for 1999 and 1998,
         respectively)                                                                            (1,880)      (6,464)
         Gartner (Net of Tax Expense at $10,195 for 1999)                                         18,934           --
   Less: Reclassification Adjustment for Gains included in Net Income (Net of Tax
       Expense of $4,212 and $1,557 for 1999 and 1998, respectively)                             (11,161)      (4,126)
---------------------------------------------------------------------------------------------------------------------
   Net Change in Unrealized Gains (Losses) on Investments                                          5,893      (10,590)
---------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Loss, Net of Tax                                                       (15,240)     (20,011)
---------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                           $ 170,662    $  87,671
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited). The Statement of Comprehensive Income at September 30, 1998 for the IMS operating units includes the three and nine months ended August 31, 1998, respectively. (See Note 2. Basis of Presentation).

In the third quarter and first nine months of 1999, Unrealized Holding Gains include $18,934 of unrealized gains, net of $10,195 of tax expense, related to the Company's Gartner Group holdings, classified in Net Assets from Discontinued Operations. (See Note 2. Basis of Presentation).

The Company has significant investments outside of the U.S. Therefore, changes in the value of foreign currencies affect the Company's Condensed Consolidated Financial Statements when translated into U.S. dollars. The currency translation adjustment excludes the offsetting impact of the Company's hedging program. (See
Note 8. Financial Instruments with Off-Balance Sheet Risk).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollar amounts in thousands, except per share data)

                                                    September 30,   December 31,
                                                        1999            1998
                                                    ----------------------------
Assets:
Current Assets:
     Cash and Cash Equivalents                       $  230,714      $  206,390
     Accounts Receivable-Net                            246,991         324,219
     Other Current Assets                               106,236         103,868
     Net Assets from Discontinued Operations            100,356         240,708
--------------------------------------------------------------------------------
         Total Current Assets                           684,297         875,185
--------------------------------------------------------------------------------
Securities and Other Investments                         82,455         106,276
Property, Plant and Equipment-Net                       170,550         179,151
Other Assets-Net:
     Computer Software                                  174,989         168,994
     Goodwill                                           344,123         363,841
     Other Assets                                        23,915          25,928
--------------------------------------------------------------------------------
         Total Other Assets-Net                         543,027         558,763
--------------------------------------------------------------------------------
Total Assets                                         $1,480,329      $1,719,375
--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Current Liabilities:
      Short Term Debt                                $  168,834      $   39,169
      Accounts Payable                                   48,197          51,715
      Accrued and Other Current Liabilities             222,353         298,625
      Accrued Income Taxes                               81,900          32,537
      Deferred Revenues                                 102,349         128,272
--------------------------------------------------------------------------------
         Total Current Liabilities                      623,633         550,318
--------------------------------------------------------------------------------
Post-retirement and Post-employment Benefits             27,943          27,577
Minority Interests                                      120,628         116,225
Other Liabilities                                       191,634         199,985
--------------------------------------------------------------------------------
Total Liabilities                                       963,838         894,105
--------------------------------------------------------------------------------
Shareholder's Equity:
Common Stock, Par Value $.01,
  Authorized 800,000,000 Shares:
    Issued 335,045,390 Shares in September 1999
    and December 1998 respectively                        3,350           3,350
Capital in Excess of Par                                732,088         732,014
Retained Earnings                                       720,413         686,653
Treasury Stock, at Cost, 27,118,102 and
  16,303,690 Shares at September 1999 and
  December 1998, respectively                          (866,753)       (535,971)
Cumulative Translation Adjustment                      (101,873)        (84,149)
Unrealized Gains on Gartner Group                        18,934               0
Unrealized Gains on Investments                          10,332          23,373
--------------------------------------------------------------------------------
Total Shareholders' Equity                              516,491         825,270
--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity           $1,480,329      $1,719,375

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited). The Financial Position at December 31,1998 includes the IMS operating units as of November 30,1998. (See Note 2. Basis of Presentation).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, except per share data)

                                                                       Nine Months Ended September 30,
                                                                             1999         1998
                                                                       -------------------------------
Cash Flows from Operating Activities:
     Net Income                                                            $ 185,902    $ 107,682
     Less Income from Discontinued Operations                                (25,695)     (82,902)
------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                            160,207       24,780
Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
     Depreciation and Amortization                                            75,174       68,303
     Gains from Sale of Investments, Net                                     (20,590)     (22,462)
     Write-off of Purchased In-Process Research and Development                    0       32,800
     Direct Acquisition Integration Costs                                          0       48,019
     Benefit Payments                                                        (10,469)      (2,748)
     Net Decrease in Accounts Receivable                                      24,414       29,790
     Net (Decrease)/Increase in Deferred Revenues                            (16,583)      14,161
     Gain from Sale of Subsidiary Stock                                            0      (12,777)
     Minority Interests                                                        4,189        7,012
     Deferred Income Taxes                                                    (2,338)       1,118
     Net increase in Accrued Income Taxes                                     46,006        3,999
     Other Working Capital Items                                             (28,252)     (36,436)
------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                    231,758      155,559
------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Proceeds from Sale of Investments                                        46,759       42,432
     Acquisition and Integration Payments                                    (28,248)           0
     Payments for Acquisition of Businesses                                   (3,100)      (2,938)
     Cash of Companies Acquired in Stock Purchases                                 0       11,895
     Capital Expenditures                                                    (23,243)     (20,375)
     Additions to Software                                                   (44,496)     (45,428)
     Net Increase in Other Investments                                       (16,500)     (20,705)
     Other Investing Activities - Net                                          8,355        4,369
------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                        (60,473)     (30,750)
------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Payments for Purchase of Treasury Stock                                (359,859)    (510,867)
     Proceeds from Exercise of Stock Options                                  22,669       61,638
     Proceeds from the Sale and Issuance of Subsidiary Stock                       0       27,128
     Dividends Paid                                                          (18,923)     (14,805)
     Proceeds from Employee Stock Purchase Plan                                3,514        3,403
     Proceeds from Debt Assumed by Nielsen Media Research                          0      300,000
     Short-Term Borrowings                                                   243,443       35,165
     Short-Term Debt Repayments                                             (113,306)           0
     Other Financing Activities - Net                                           (213)      (1,877)
------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                       (222,675)    (100,215)
------------------------------------------------------------------------------------------------------
 Effect of Exchange Rate Changes on Cash and Equivalents                      (7,827)      (7,618)
 Effect of the elimination of the one-month reporting lag                     30,664            0
 Cash Flow from Discontinued Operations                                       52,877      (17,173)
------------------------------------------------------------------------------------------------------
 Increase/(Decrease) in Cash and Cash Equivalents                             24,324         (197)
 Cash and Cash Equivalents, Beginning of Period                              206,390      312,442
------------------------------------------------------------------------------------------------------
 Cash and Cash Equivalents, End of Period                                  $ 230,714    $ 312,245
------------------------------------------------------------------------------------------------------

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited). The Statement of Cash Flows for the nine month period ended September 30, 1998 for the IMS operating units includes the nine months ended August 31, 1998. (See Note 2. Basis of Presentation).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollar amounts in thousands, except per share data)

                                                      Nine Months Ended September 30,
                                                            1999          1998
                                                          --------      --------
Supplemental Disclosure of Cash Flow Information:

Cash Paid during the Period for Interest                  $  4,731      $    747
Cash Paid during the Period for Income Taxes              $ 57,478      $ 65,313
Cash received from Income Tax Refunds                     $ 42,449      $  6,832

Non-Cash Investing Activities:
    Stock Issued in Connection with Acquisitions                --      $243,854
    Dividend of Gartner Shares                            $134,259            --

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Unaudited) (Dollar amounts in thousands, except per share data)


Note 1.   Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes of IMS Health Incorporated (the "Company" or "IMS Health") in the 1998 Annual Report on Form 10-K. Accordingly, the accompanying condensed consolidated financial statements do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Certain prior-period amounts have been reclassified to conform to the 1999 presentation.

Note 2.   Basis of Presentation

This document relates to IMS Health. The Common Stock of IMS Health was distributed by Cognizant Corporation ("Cognizant"), which subsequently changed its name to Nielsen Media Research, Inc. ("NMR"), to Cognizant's shareholders on June 30, 1998 (the "Distribution"). The condensed consolidated financial statements of the Company have been reclassified to reflect NMR as a discontinued operation for periods up to and including June 30, 1998.

IMS Health consists of the market information and decision support services business for the pharmaceutical and healthcare industries conducted by IMS Health and various subsidiaries ("IMS") including IMS Health Strategic Technologies, Inc. ("Strategic Technologies"); ERISCO Managed Care Technologies, Inc. ("Erisco"); Enterprise Associates LLC ("Enterprises") and a controlling interest (approximately 61% of shares outstanding) in Cognizant Technology Solutions Corporation ("CTS").

On July 26, 1999, having received the approval of Gartner Group Inc. ("Gartner") shareholders and the Boards of Directors of both the Company and Gartner, the Company completed a spin-off of the majority of its equity investment in Gartner to IMS Health shareholders (the "Gartner Spin-Off"). The distribution consisted of 0.1302 shares of Gartner Class B Common Stock for each share of the Company's Common Stock outstanding on the July 17, 1999 record date and totaled 40.7 million Gartner Class B shares. The condensed consolidated financial statements of the Company have been reclassified for all periods presented to reflect the Gartner equity investment as a discontinued operation. (See Note 3. Investment in Gartner Group Stock).

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Unaudited) (Dollar amounts in thousands, except per share data)


Note 2.   Basis of Presentation (continued)

A summary of Gartner and Nielsen Media Research as discontinued operations is as follows:

Results of Operations

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                        -------------------------       -------------------------
                                                          1999            1998            1999            1998
                                                        -------------------------       -------------------------
Operating Revenue - Nielsen Media Research              $      --       $      --       $      --       $ 193,996

Income Before Provision for Income Taxes -
   Nielsen Media Research                                      --              --              --          57,980
Equity Income and SAB 51 Gains ($1,459 and
   $14,838 for the three and nine month periods in
   1998, respectively) Before Provision for Income
   Taxes - Gartner                                          2,315          17,430          38,330          63,702
                                                        -------------------------       -------------------------
Provision for Income Taxes - Nielsen Media Research            --              --              --         (15,887)
Provision for Income Taxes - Gartner                         (931)         (7,261)        (12,635)        (22,893)
Income from Discontinued Operations                     $   1,384       $  10,169       $  25,695       $  82,902
                                                        =========================       =========================

Elimination of one-month reporting lag in IMS operating entities

Effective in the first quarter of 1999, IMS operating units which previously reported on a fiscal year ended November 30 revised their reporting period to conform to the Company's fiscal year ended December 31. The 1998 third quarter and year-to-date results for the IMS operating units include the three and nine months ended August 31. The $1,040 of net income related to the results of the IMS operating units for the period December 1 through December 31, 1998 was recorded as an addition to Retained Earnings. In addition, December 1998 included a $3,409 credit that was recorded as a cumulative translation adjustment. The following table presents IMS operating units condensed consolidated financial information for the one month ended December 31, 1998.

                                                               One Month Ended
                                                              December 31, 1998
     --------------------------------------------------------------------------
     Revenue                                                      $ 71,754

     Operating Income                                                1,137

     Income Before Provision for Income Taxes                        1,432
     Provision for Income Taxes                                       (392)
                                                               --------------
     Net Income                                                   $  1,040
                                                               ==============
     Earnings Per IMS Health Share                                $  0.003

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Unaudited) (Dollar amounts in thousands, except per share data)


Note 2.   Basis of Presentation (continued)

The following table presents IMS operating units cash flow information for the one month ended December 31, 1998:

                                                               One Month Ended
                                                              December 31, 1998
     --------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                    $ 30,852
     Net Cash Used in Investing Activities                          (3,645)
     Net Cash Provided by Financing Activities                       2,276
     Effect of Exchange Rate Changes on Cash and Cash
          Equivalents                                                1,181
                                                               --------------
     Increase in Cash and Cash Equivalents                        $ 30,664
                                                               ==============


Note 3.   Investment in Gartner Group Stock

On November 11, 1998 the Company announced that its Board of Directors had approved a plan, subject to numerous conditions, to spin-off substantially all of its equity ownership of Gartner. The transaction was structured as a tax-free distribution of Gartner stock to IMS Health shareholders and the Company received a favorable ruling from the Internal Revenue Service ("IRS").

On July 16, IMS Health and Gartner Board of Directors approved the final plan, terms and conditions governing the spin-off of the Company's investment in Gartner Group. Accordingly, pursuant to Accounting Principles Board No. 30, "Reporting the results of Operations - Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occuring Events and
Transactions", the condensed consolidated financial statements of the Company have been reclassified to reflect Gartner equity investment as a discontinued operation for all periods presented.

Gartner declared a special cash dividend which was paid on July 23, 1999 to holders of record on July 16, 1999. IMS Health's portion of the dividend was $52,877, net of taxes, and is included as Cash from Discontinued Operations in the Condensed Consolidated Statements of Cash Flow.

On July 16, 1999, the Company's Board of Directors declared a dividend of all Gartner Class B Shares, which was distributed on July 26, 1999 to holders of the Company's Common Stock of record as of July 17, 1999. The tax-free distribution consisted of 0.1302 Gartner Class B Shares for each outstanding share of the Company's Common Stock (the "Gartner Distribution"). The net assets of the Gartner discontinued operations at December 31, 1998 were $240,708. Income from discontinued operations for the nine month period ended September 30, 1999 was $25,695, net of taxes of $12,635. The allocated value of the Gartner Class B Shares distributed was $132,104 and was recorded as a reduction of net assets of discontinued operations and Dividend of Gartner Shares. The allocated

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Unaudited) (Dollar amounts in thousands, except per share data)


Note 3.   Investment in Gartner Group Stock (continued)

value was calculated from the original cost of the shares and the proportional allocation of the earnings from past periods, less the net dividend received on the shares prior to the Distribution.

The Company's remaining investment in Gartner consists of 6,909,457 Gartner Class A Shares and warrants to purchase a further 599,400 Gartner Class A Shares (at a cost basis of $81,422). The Company expects to monetize the remaining position in Gartner. Accordingly, the net assets from discontinued operations are included in current assets. The Company's Gartner Class A shares have been accounted for as "available for sale" securities under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The unrealized gain as of the date of the Gartner Distribution (based on a per share price of $22.75 on Gartner Stock) was $51,716 (net of taxes of $27,847), and was recorded as Other Comprehensive Income and included as a component of equity. Subsequent changes in the per share price of Gartner Stock from the date of the Gartner Distribution to September 30, 1999 (based on a per share price of $16.00 on Gartner Stock) generated an unrealized loss of $32,782 (net of taxes of $17,652), which was also recorded as Other Comprehensive Income and included as a component of equity. Upon sale of these securities, the unrealized gain related to those securities measured based on the value of Gartner shares as of the date of the Gartner Distribution will be recognized in Discontinued Operations. Gains or losses in the fair value subsequent to the date of the Gartner Distribution will be recognized in Continuing Operations as shares are sold.

Holders of options to purchase the Company's stock did not receive shares in the Gartner Distribution. Consequently, options granted under the Company's plans were adjusted to recognize the effect of the Gartner Distribution. The options, as adjusted, represented as increase in the number of shares issuable when exercised but had the same ratio of the exercise price to the market value per share, the same aggregate difference between market value and exercise price and the same vesting provisions, option periods and other terms and conditions as the options prior to the adjustment. The option adustment was performed in accordance with the provisions of EITF90-9. Accordingly, no compensation charge was required for this options adjustment.

Note 4.   Dispositions

During the third quarter of 1999, the Company recorded $4,313 of pre-tax net gains due primarily to the sale of Enterprises investments in TSI International Software Ltd. and Pegasus Systems Inc. Pre-tax cash received from dispositions in the quarter amounted to $7,602.

Year-to-date the Company has recorded $20,590 of pre-tax net gains due primarily to the sale of Super Systems Japan kk ("SSJ") and Enterprises investments in edata resources Inc., Oacis Healthcare Inc., Pegasus Systems Inc. and TSI International Software Ltd. Pre-tax cash received year-to-date as a result of dispositions was $46,759.

Note 5.   Acquisitions

During the first quarter of 1999, the Company acquired 100% of the stock of PharmaFELAX Kft., a pharmaceutical information company based in Hungary. In connection with the acquisition, the Company recorded goodwill of $3,100.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Unaudited) (Dollar amounts in thousands, except per share data)


Note 5.   Acquisitions (continued)

Walsh Acquisition

On June 24, 1998, Cognizant acquired Walsh International, Inc. ("Walsh"). The final purchase price was $193,748, including $167,148 of Cognizant common stock, $9,521 for Cognizant stock options issued and $17,079 of direct acquisition and integration costs.

Walsh shareholders received 6,454,600 shares of Cognizant common stock, issued from treasury stock, with a market value of $167,148. The original estimate of direct acquisition and integration costs consisted of severance ($4,876), lease terminations ($2,569) and other direct acquisition and integration costs ($9,634). These acquisition and integration costs were incurred as a direct result of the plan to exit certain activities as part of the overall integration effort (such as severance costs related to Walsh employees) and certain contractual costs (such as Walsh leases). Incurred acquisition and integration costs to date are within original projections. The Company incurred higher-than anticipated severance costs and restructured acquired Walsh leases at a cost lower than originally anticipated and, as a result, reduced the remaining liability for acquisition and integration costs and goodwill by $890. Approximately $155,667 (originally $156,557) was recorded as the excess of the purchase price over the fair value of identifiable net assets (goodwill), which is being amortized on a straight-line basis over 15 years.

PMSI Acquisition

On August 5, 1998, IMS Health acquired certain non-U.S. assets of Pharmaceutical Marketing Services Inc. ("PMSI"). The final purchase price was $103,291, consisting of IMS Health common stock ($75,292), IMS Health stock options issued ($5,415) and direct acquisition and integration costs ($22,584).

PMSI received 2,395,926 shares of IMS Health common stock, issued from treasury stock, with a market value of $75,292. The original estimate of direct acquisition and integration costs consisted of severance ($3,794), lease terminations ($1,623), contract cancellation ($10,935), and other direct acquisition and integration costs ($6,232). The acquisition and integration costs were incurred as a direct result of the formal plan to exit certain activities as part of the overall integration effort (such as severance costs related to PMSI employees) and certain contractual cancellation costs (such as PMSI contracts and leases). $115,275 was recorded as the excess of the purchase price over the fair value of identifiable net assets (goodwill), which is being amortized on a straight-line basis over 15 years.

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

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Unaudited) (Dollar amounts in thousands, except per share data)


Note 5.   Acquisitions (continued)

In accordance with Securities and Exchange Commission guidance, the amount allocated to IPR&D reflects the relative value and contribution of the acquired IPR&D. Consideration was given to the projects' stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, the costs already incurred and the projected cost to complete the projects.

In addition, the Company allocated $29,000 in the Walsh businesses and $7,700 in the PMSI businesses to existing core technology, representing computer software that is currently in use. Such amounts are being amortized over 5 years.

The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with these acquisitions was based primarily on estimates of fair values by an independent appraisal firm. The initial allocations, prior to the $890 adjustment to Walsh goodwill referred to above, were:

                                              Walsh        PMSI         Total
     --------------------------------------------------------------------------
     In-process R&D write-off               $  21,900    $  10,900    $  32,800
     Net liabilities assumed                   (5,009)     (28,274)     (33,283)
     Software/ Core technology                 29,000        7,700       36,700
     Deferred taxes                            (8,700)      (2,310)     (11,010)
     Goodwill                                 156,557      115,275      271,832
     --------------------------------------------------------------------------
     Total Purchase Price                   $ 193,748    $ 103,291    $ 297,039
     ==========================================================================

In connection with the PMSI acquisition, the Company evaluated then-existing IMS Health product offerings. Based on this strategic assessment, the Company abandoned certain then- existing IMS Health software products. Accordingly, the Company recognized the impairment of certain computer software assets ($36,300), the closure of certain IMS facilities ($800) and the severance of some IMS employees ($5,600). This resulted in a one-time charge of $43,019 recorded in the third quarter of 1998 as a component of operating income.

Note 6.   Minority Interests

The Company consolidates the assets, liabilities, results of operations and cash flows of businesses in which it maintains a controlling interest. Third parties' ownership interests are reflected as a minority interest on the Company's financial statements. Two of the Company's subsidiaries have contributed assets to, and participate in, a limited partnership. One subsidiary serves as general partner, and all other partners hold limited partnership interests. The partnership, which is a separate and distinct legal entity, is in the business of licensing database assets and computer software. In the second quarter of 1997, third-party investors contributed $100,000 to the partnership in exchange for minority ownership interests. The Company and its subsidiaries maintain a controlling (85%) interest in the partnership. The Company also has a controlling interest in CTS (approximately 61% of the outstanding shares representing approximately 94.1 % of the voting power) and the related minority interest at September 30, 1999 was $15,900.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Unaudited) (Dollar amounts in thousands, except per share data)


Note 7.   Contingencies

The Company and its subsidiaries are involved in legal proceedings and claims litigation arising in the ordinary course of business. In addition, the Company enters into global tax planning and financing strategies and initiatives in the normal course of business which are subject to review by the tax authorities. In the opinion of management, the outcome of such current legal proceedings and claims litigation and tax matters, if decided adversely, could have a material effect on quarterly or annual operating results, cash flows or consolidated financial position when resolved in a future period. The Company has established reserves for specific liabilities in connection with these proceedings, litigations and tax matters to the extent the Company currently deems them to be probable and estimatable. Management does not expect the ultimate resolution of the foregoing will have a material effect on its financial condition, results of operations, or cash flows.

In addition, the Company is subject to certain other contingencies not arising in the ordinary course of business as discussed below:

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

In October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997 the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an amended and restated complaint repleading its alleged claim of attempted monopolization in the United States and realleging its other claims. On August 18, 1997, defendants moved for an order dismissing the amended claims. On December 1, 1997, the court denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint. Discovery is continuing in this matter.

In light of the potentially significant liabilities which could arise from the IRI Action and in order to facilitate the 1996 distribution by The Dun & Bradstreet Corporation ("D&B") of shares

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Unaudited) (Dollar amounts in thousands, except per share data)


Note 7.   Contingencies (continued)

of Cognizant and ACNielsen Corporation ("ACNielsen"; the parent company of A.C. Nielsen Company), D&B, ACNielsen and Cognizant entered into an Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating liabilities that may arise out of or in connection with the IRI Action, and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount") and that Cognizant and D&B will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen will be able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval) and (ii) payment of related fees and expenses.

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

IMS Health and Nielsen Media Research are jointly and severally liable to D&B and ACNielsen for Cognizant's obligations under the terms of the Distribution Agreement dated October 28, 1996 among D&B, Cognizant and ACNielsen (the "1996 Distribution Agreement").

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

Other Contingencies

Prior to the Distribution, Cognizant and IMS Health entered into certain agreements that govern the relationship between Nielsen Media Research and IMS Health and provide for the allocation of tax, employee benefits and certain other liabilities and obligations arising from periods prior to the Distribution. Among other things, the agreements set forth principles to be applied in allocating certain Distribution-related costs and specify portions of contingent liabilities, including those described herein, to be shared if certain amounts are exceeded, including certain liabilities to D&B that may arise in connection with the 1996 Distribution Agreement.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Unaudited) (Dollar amounts in thousands, except per share data)


Note 7.   Contingencies (continued)

Cognizant and D&B entered into global tax planning initiatives in the normal course of their business. These activities are subject to review by the tax authorities. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to Cognizant or D&B.

The Company has been informed by D&B that the IRS is currently reviewing D&B's utilization of certain capital losses during 1989 and 1990. While D&B has not received an assessment with respect to these transactions, it understands that the IRS will challenge D&B's position. The Company has estimated that D&B's total cash liability to the IRS, if an assessment were to be made and the IRS prevail, would be approximately $444,000 for taxes and accrued interest, net of tax benefit, as of September 30, 1999. Under the terms of the 1996 Distribution Agreement, the Company is liable to pay half of such taxes and interest, net of tax benefit, owed to the IRS to the extent that D&B's total liabilities exceed $137,000. A portion of the Company's liability would in turn be shared with Nielsen Media Research under the Distribution Agreement dated as of June 30, 1998 between IMS Health and Nielsen Media Research. The Company estimates that its share of the liability, were the IRS to prevail, would be approximately $142,000. This liability is included in Other Liabilities.

Management does not believe that these matters will have a material adverse effect on the Company's consolidated financial position or operating results when they are resolved in future periods. However, should the IRS issue assessment notices, payment of the Company's share could have a material adverse effect on cash flows in the period in which it is made. The Company believes that it has more than sufficient funds available from operating cash flows and committed bank lines to cover any such payment without a material effect on its liquidity or its financial condition. At September 30, 1999, the Company has committed short-term borrowing arrangements with several banks to provide up to $350,000 of borrowings.

In connection with the Gartner Spin-Off, the Company and Gartner entered into a Distribution Agreement and an Agreement and Plan of Merger (the "1999 Distribution Agreements"). Pursuant to the 1999 Distribution Agreements, Gartner has agreed to indemnify the Company and its stockholders for additional taxes which may become payable as a result of certain actions that may be taken by Gartner that adversely affect the tax-free treatment of the Gartner Spin-Off. However, the Company may become obligated for certain tax liabilities in the event the Gartner Spin-Off is deemed to be a taxable transaction as a result of certain Gartner share transactions that may be undertaken following the Gartner Spin-Off. In the opinion of management, it is highly unlikely that any such liabilities will be incurred by the Company.

Note 8.   Financial Instruments with Off-Balance-Sheet Risk

The Company transacts business in virtually every part of the world and is subject to risks associated with foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rates to allow management to focus its attention on its core business activities. Accordingly, to protect the value of a portion of foreign currency revenues and non-functional currency assets and liabilities, the Company enters into hedge

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Unaudited) (Dollar amounts in thousands, except per share data)


Note 8.   Financial Instruments with Off-Balance-Sheet Risk (continued)

agreements which change in value as foreign exchange rates change. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures over the next twelve months, in amounts intended to protect operating income from the effect on revenues of fluctuations in currency exchange rates.

It is the Company's policy to enter into foreign currency hedging transactions only to the extent necessary to meet its objectives as stated above. The Company uses a variety of financial instruments, primarily forward contracts and purchased currency options, to hedge committed and anticipated foreign currency denominated revenues. The Company also uses forward contracts to hedge non-functional currency assets and liabilities. The currencies hedged are primarily the Euro, the Japanese yen and the Swiss franc. The Company does not enter into foreign currency transactions for speculative purposes.

Gains and losses on contracts hedging anticipated and committed foreign currency revenues are deferred until such revenues are recognized and offset changes in the value of such revenues due to fluctuations in currency exchange rates. Gains and losses on contracts hedging non-functional currency assets and liabilities are not deferred and are included in other expense--net. At September 30, 1999, the notional amounts of committed foreign currency revenues and non-functional currency assets and liabilities hedged were $64,266 and $56,226 respectively.

Note 9.   Summary of Recent Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained For Internal Use." SOP 98-1 provides guidance on costs to be capitalized, including when capitalization of such costs should commence. SOP 98-1 applies to costs incurred after its adoption, including costs for internal use software projects that are in progress at the time of the adoption. The implementation of SOP 98-1, as of January 1, 1999, did not have a material effect on the Company's financial statements.


In April 1998, the AICPA issued SOP 98-5, "Accounting For the Costs of Start-up Activities." SOP 98-5 requires all costs of start-up activities to be expensed as incurred. SOP 98-5 is effective for financial statements for the years beginning after December 15, 1998. The implementation of SOP 98-5, as of January 1, 1999, did not have a material effect on the Company's financial statements.


In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. In July 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of SFAS No.133- an amendment of FASB Statement No. 133". Citing concerns about companies' ability to modify their information systems in time to apply SFAS 133, the FASB delayed its effective date for one year, to fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). Management continues to evaluate the effects of SFAS No.133 on the Company's financial statements.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Unaudited) (Dollar amounts in thousands, except per share data)


Note 10.  Operations by Business Segment

The IMS segment consists of IMS, the leading global provider of market information and decision-support services to the pharmaceutical and healthcare industries, and Strategic Technologies, a leading provider of automated sales support technologies to the pharmaceutical industry. The Walsh and PMSI businesses acquired in 1998 have been integrated into the IMS segment operations. Effective in the first quarter of 1999, the IMS segment's operating units revised their reporting period to conform to the Company's fiscal year ended December 31 (the "Calendarization"). (See Note 2. Basis of Presentation)

The Emerging Markets segment includes Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry, and Enterprises, the Company's venture capital unit focused on investments in emerging businesses. In 1998, it included SSJ, a marketer of financial application software products to the Japanese market, which was divested in the first quarter of 1999.

CTS delivers life cycle software development and maintenance technology consulting services through the use of a seamless on-site and offshore project teams. These services include application development and maintenance services, Year 2000 and Eurocurrency compliance services, testing and quality assurance services and re-hosting and re-engineering services.

Historical results are restated to reflect Gartner and Nielsen Media Research as discontinued operations. (See Note 2. Basis of Presentation). The Company evaluates the performance of its operating segments based on revenue and operating income.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Unaudited) (Dollar amounts in thousands, except per share data)


Note 10.  Operations by Business Segment (continued)

                                        Periods Ended September 30, 1999
-------------------------------------------------------------------------------------------------------------------
                                                                                   Emerging
Three Months:                                                            IMS        Markets      CTS        Total
                                                                       --------------------------------------------
Operating Revenue (1)                                                  $317,086    $ 12,246    $ 19,077    $348,409
Segment Operating Income                                                 99,418       2,465       4,169     106,052
General Corporate Expenses (2)                                                                              (10,094)
Interest Income (3)                                                       2,264                     327       2,591
Interest Expense (4)
Non-Operating Income/(Expense):
   Gains from Dispositions                                                            4,313                   4,313
   Other Expense - Net                                                                                       (5,359)
-------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before Provision for Income Taxes                                          97,503
Provision for Income Taxes                                                                                  (27,263)
-------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                                            70,240
Income from Discontinued Operations, Net of Income Taxes (5)                                                  1,384
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                  $71,624
-------------------------------------------------------------------------------------------------------------------

Nine Months:
Operating Revenue (1)                                                  $905,719    $ 34,472    $ 54,112    $994,303
Segment Operating Income                                                230,139       4,685      12,109     246,933
General Corporate Expenses (2)                                                                              (33,510)
Interest Income (3)                                                       5,249                     853       6,102
Interest Expense (4)                                                       (753)                               (753)
Non-Operating Income/(Expense):
   Gains from Dispositions                                                           20,590                  20,590
   Other Expense - Net                                                                                      (15,107)
-------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before Provision for Income Taxes                                         224,255
Provision for Income Taxes                                                                                  (64,048)
-------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                                           160,207
Income from Discontinued Operations, Net of Income Taxes (5)                                                 25,695
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                 $185,902
-------------------------------------------------------------------------------------------------------------------

(See Notes to Operations by Business Segments on next page)

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Unaudited) (Dollar amounts in thousands, except per share data)


Note 10.  Operations by Business Segment (continued)

                                        Periods Ended September 30, 1998
-------------------------------------------------------------------------------------------------------------------
                                                                                   Emerging
Three Months:                                                            IMS        Markets      CTS        Total
                                                                       --------------------------------------------
Operating Revenue (1)                                                  $257,411    $ 12,463    $ 13,732    $283,606
Segment Operating Income                                                  8,922       1,149       2,453      12,524
General Corporate Expenses (2)                                                                               (7,771)
Interest Income (3)                                                       2,806                     257       3,063
Interest Expense (4)                                                       (178)                               (178)
Non-Operating Income/(Expense):
   Gains from Dispositions - Net                                                     10,248                  10,248
   Other Expense - Net                                                                                        2,379
-------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before Provision for Income Taxes                                          20,265
Provision for Income Taxes                                                                                   (5,479)
-------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                                            14,786
Income from Discontinued Operations, Net of Income Taxes (5)                                                 10,169
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                 $ 24,955
-------------------------------------------------------------------------------------------------------------------

Nine Months:
Operating Revenue (1)                                                  $730,234    $ 36,306    $ 28,530    $795,070
Segment Operating Income                                                 63,034       1,048       5,141      69,223
General Corporate Expenses (2)                                                                              (59,654)
Interest Income (3)                                                       6,956                     337       7,293
Interest Expense (4)                                                       (558)                               (558)
Non-Operating Income/(Expense):
  Gains from Sale of Subsidiary Stock                                                                        12,777
  Gains from Dispositions - Net                                                                              20,663
  Other Expense  - Net                                                                                        1,739
-------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before Provision for Income Taxes                                          51,483
Provision for Income Taxes                                                                                  (26,703)
-------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                                            24,780
Income from Discontinued Operations, Net of Income Taxes (5)                                                 82,902
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                 $107,682
-------------------------------------------------------------------------------------------------------------------

Notes to Operations by Business Segments:

(1) Excludes intersegment sales in 1999 of $3,799 and $10,688 for the three and nine month periods presented, respectively. Excludes intersegment sales in 1998 of $2,669 and $10,576 for the three and nine month periods presented, respectively. These sales, primarily from CTS to IMS, are accounted for on a time and materials basis and recognized as the service is performed.

(2) General Corporate Expenses in 1999 include $2,000 and $9,500 related to the Gartner Spin-Off for the three and nine month periods presented, respectively. General Corporate Expenses in 1998 include one-time charges of $35,025 related to the Distribution for the nine month period presented.

(3) Interest Income in 1999 excludes amounts recorded at Corporate of $269 for the nine month period presented. Interest Income in 1998 excludes amounts recorded at Corporate of $4,178 and $8,817 for the three and nine month periods presented, respectively.

(4) Interest expense in 1999 excludes amounts recorded at Corporate of $2,138 and $3,919 for the three and nine month periods presented, respectively. Interest expense in 1998 excludes amounts recorded at Corporate of $157 and $189 for the three and nine month periods presented, respectively.

(5) Income from Discontinued Operations, Net of Income Taxes in 1999 includes $1,384 and $25,695 related to Gartner for the three and nine month periods presented, respectively. Income from Discontinued Operations, Net of Income Taxes in 1998 includes $10,169 and $40,809 related to Gartner for the three and nine month periods presented, respectively and $42,093 related to NMR for the nine month period presented.

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)


This discussion and analysis relates to IMS Health and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. IMS Health consists of the market information and decision support services business for the pharmaceutical and healthcare industries conducted by IMS Health and various subsidiaries ("IMS") including IMS Health Strategic Technologies, Inc. ("Strategic Technologies"); ERISCO Managed Care Technologies, Inc. ("Erisco"); Enterprise Associates LLC
("Enterprises") and a controlling interest (approximately 61% of shares outstanding) in Cognizant Technology Solutions Corporation ("CTS").

Forward-Looking Statements

This Quarterly Report on Form 10-Q as well as information included in oral statements or other written statements made or to be made by IMS Health, contain statements which, in the opinion of IMS Health, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These statements appear in a number of places in this quarterly report and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, Y2K readiness and all other statements regarding the intent, plans, beliefs or expectations of IMS Health or its directors or officers. Stockholders are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements. These risks and uncertainties include, but are not limited to, risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks; to the extent IMS Health seeks growth through acquisition, the ability to identify, consummate and integrate acquisitions on satisfactory terms; the ability to develop new or advanced technologies and systems for their businesses on schedule and on a cost-effective basis; the ability to successfully achieve estimated effective tax rates and corporate overhead levels; competition, particularly in the markets for pharmaceutical information; regulatory and legislative initiatives, particularly in the area of medical privacy; the ability to timely and cost-effectively resolve any problems associated with the Y2K issue; the ability to obtain future financing on satisfactory terms; deterioration in economic conditions, particularly in the pharmaceutical, healthcare, or other industries in which customers may operate; conditions in the securities markets which may effect the value or liquidity of portfolio investments and management's estimates of lives of assets, recoverability of assets, fair market value, estimates and liabilities and accrued income tax benefits and liabilities. Consequently, all the forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including, but not limited to, the information contained under this heading and the condensed consolidated financial statements and notes thereto for the three and nine month periods ended September 30, 1999. IMS Health is under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)


Spin-Off of Equity Investment in Gartner

On November 11, 1998 the Company announced that its Board of Directors had approved a plan, subject to numerous conditions, to spin-off substantially all of its equity ownership of Gartner. The transaction was structured as a tax-free distribution of Gartner stock to IMS Health shareholders and the Company received a favorable ruling from the Internal Revenue Service ("IRS") regarding the tax-free nature of the proposed transaction.

On July 16, IMS Health and Gartner Board of Directors approved the final plan, terms and conditions governing the spin-off of the Company's investment in Gartner Group. Accordingly, pursuant to Accounting Principles Board No. 30, "Reporting the results of Operations - Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occuring Events and
Transactions", the condensed consolidated financial statements of the Company have been reclassified to reflect Gartner equity investment as a discontinued operation for all periods presented. The Gartner spin transaction is discussed in more detail in Note 3. Investment in Gartner Group Stock.

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)


Walsh Acquisition

On June 24, 1998, Cognizant acquired Walsh International,  Inc. ("Walsh").  (See
Note 5. Acquisitions). The severance costs included in the final purchase price are related to approximately 80 terminated Walsh employees. The outstanding employee separation costs are due to be paid in the fourth quarter of 1999 and the first quarter of 2000. The Company incurred higher than anticipated severance costs and restructured acquired Walsh leases at a cost lower than originally anticipated. To reflect the net reduction in costs, the original liability estimate, and goodwill, have been reduced by $890. The following table displays the status of such activities:

                          Original Liability      Expenditures to                      September 30, 1999
                               Estimate                Date         Reclassifications        Balance
---------------------------------------------------------------------------------------------------------
Employee Separation            $  4,876             $  (4,602)          $  1,278             $ 1,552
Lease Terminations                2,569                  (256)            (2,168)                145
Other Direct Costs                9,634                (9,634)                 0                   0
---------------------------------------------------------------------------------------------------------
Total                          $ 17,079             $ (14,492)          $   (890)            $ 1,697
---------------------------------------------------------------------------------------------------------

PMSI Acquisition

On August 5, 1998, IMS Health acquired certain non-U.S. assets of Pharmaceutical Marketing Services Inc. ("PMSI"). (See Note 5. Acquisitions). The severance costs included in the final purchase price are related to 63 terminated PMSI employees. As of September 30, 1999, the severance costs and the costs of terminating various leaseholdings were lower than originally anticipated. However, the Company has incurred higher costs related to contract cancellations and other costs such as legal fees. The following table displays the status of such activities:

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)


                          Original Liability      Expenditures to                      September 30, 1999
                               Estimate                Date         Reclassifications        Balance
---------------------------------------------------------------------------------------------------------
Employee Separation            $  3,794             $  (3,342)          $    (11)            $   441
Lease Terminations                1,623                  (774)              (849)                  0
Contract Cancellations           10,935                (5,345)               835               6,425
Other Direct Costs                6,232                (6,232)          $     25                  25
---------------------------------------------------------------------------------------------------------
Total                          $ 22,584             $ (15,693)          $      0             $ 6,891
---------------------------------------------------------------------------------------------------------

Purchase Price Allocation

In  connection  with  the  Walsh  and the PMSI  acquisition,  the  Company  made
allocations  of  the  purchase  price  to  acquired   in-process   research  and
development ("IPR&D"). (See Note 5. Acquisitions). Management continues to support the IPR&D efforts that were underway at the time of the Walsh and PMSI acquisitions. IMS Health is currently on target to begin realizing the estimated benefits from these various projects through product introductions at various launch dates through January 2000. There are currently no material variations from the underlying projections and assumptions made at the time of the purchase price allocations.

Operations

Effective in the first quarter of 1999, IMS operating units that previously reported on a fiscal year ended November 30 revised their reporting period to conform to the Company's fiscal year ended December 31 (the "Calendarization"). (See Note 2. Basis of Presentation)

Revenue for the third quarter of 1999 increased by 22.8% to $348,409 from $283,606 for the third quarter of the prior year. Year-to-date revenue increased 25.1% to $994,303 from $795,070 for the comparable period a year ago. Adjusting the quarter and year-to-date 1998 for the Calendarization and the sale of Super Systems Japan kk ("SSJ"), revenue increased by 15.8% and 21.7%, respectively. This increase reflected double-digit constant dollar revenue growth at IMS, Erisco and CTS and is further described in the Results by Business Segment discussion (below). The impact of a stronger U.S. dollar decreased reported revenue by less than 0.5% for the quarter and year-to-date, including the impact of the Company's hedging program.

Operating income for the third quarter of 1999 was $95,958, compared to $4,753 for the third quarter of the prior year. Operating results in the third quarter of 1999 and 1998 include Year 2000 costs ("Y2K Costs") of $4,189 and $11,780, respectively. Adjusting for Y2K Costs, 1999 charges related to the Gartner Spin-Off ($2,000), the Calendarization ($11,724), the 1998 in-process research and development write-off ($10,900) and the 1998 direct acquisition and integration costs related to the PMSI acquisition ($43,019), operating income for the third quarter of 1999 increased by 24.3%.

Year-to-date operating income was $213,423 compared with $9,569 for the comparable period a year ago. Year-to-date operating results in 1999 and 1998 include Y2K Costs of $19,989 and $34,081, respectively. Adjusting for Y2K Costs, 1999 charges related to the Gartner Spin-Off ($9,500), the Calendarization ($26,631), 1998 charges related to the Distribution ($35,025), the 1998 research and development write-off ($32,800) and 1998 direct acquisition and integration costs ($48,019) related to the Walsh and PMSI acquisitions, year-to-date operating income for 1999 increased by 30.5%.

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)


Operations (continued)

Adjusted operating income growth in the 1999 third quarter and year-to-date outpaced revenue growth due primarily to the Company's ability to leverage its worldwide resources. The impact of a stronger U.S. dollar affected operating income growth by less than 2% in the third quarter and less than 0.5% year-to-date, including the impact of the Company's hedging program.

Non-operating income-net for the third quarter of 1999 was $1,545 compared with $15,512 for the third quarter of the prior year. The decrease is due primarily to reduced gains related to the sale of Enterprise investments ($4,823), reduced interest income from lower cash balances ($4,650) and increased expense on short term borrowings ($1,803).

Year-to-date non-operating income-net was $10,832 compared with $41,914 for the comparable period a year ago. The decrease is due primarily to 1998 gains related to the CTS IPO ($12,777), reduced gains related to the sale of Enterprise investments ($1,872), reduced interest income on lower cash balances ($9,739) and increased interest expense on short term borrowings ($3,925).

The third quarter 1999 effective tax rate of 28.0% reflected a non-deductible one-time charge of $2,000 related to the Gartner Spin-Off. The third quarter 1998 effective tax rate of 27.0% reflected the research and development write-off related to the PMSI acquisition ($10,900), which did not give rise to a tax benefit. The Company's effective tax rate is attributable to numerous tax planning initiatives. For example, to consolidate certain of its international operations, in 1999 and 1998 the Company engaged in certain non-U.S. reorganizations which give rise to tax deductable non-U.S. intangible assets.

The Company's year-to-date effective tax rate of 28.6% reflected a non-deductible one-time Gartner spin-related charge ($9,500). The 1998 year-to-date effective tax rate of 51.9% reflected non-deductible charges related to the Distribution ($30,125), the research and development write-off related to the Walsh and PMSI acquisitions ($32,800) and certain direct acquisition and integration costs related to both acquisitions, which did not give rise to a tax benefit.

Income from continuing operations in the third quarter of 1999 was $70,240, compared with $14,786 in the third quarter of the prior year. Excluding the after-tax impact of Y2K costs and net gains associated with investments from both years, charges related to the 1999 Gartner Distribution, the 1998 CTS IPO gain, 1998 direct acquisition and integration costs related to the PMSI acquisition and the 1998 in-process research and development write-off, income from continuing operations in the third quarter of 1999 increased 11.2%. Further, adjusting the 1998 tax rate to mitigate the impact of the Gartner Spin-Off on the Company's recurring tax rate of $27.4%, income from continuing operations for the quarter increased to 16.3%.

Year-to-date income from continuing operations was $160,207 compared with $24,780 for the comparable period ago. Excluding the after-tax impact of Y2K costs and net gains associated with investments in both years, 1999 charges related to the Gartner Spin-Off, the 1998 CTS IPO gain, 1998 charges related to the Distribution, the 1998 in-process research and development write-off and 1998 direct acquisition and integration costs related to the Walsh and PMSI acquisitions, year-to-date income from continuing operations increased 15.6%. Further, adjusting the 1998 tax rate to mitigate the impact of the Gartner Spin-Off on the Company's recurring tax rate of 27.4%, year-to-date income from continuing operations increased 21.0%.

Income from discontinued operations, net of income taxes, in the third quarter of 1999 was $1,384, compared with $10,169 in the third quarter of the prior year. Income from discontinued operations net of income taxes represents Gartner equity income through July 1999 and SAB 51 gains from Gartner in 1998.

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)


Operations (continued)

Year-to-date income from discontinued operations, net of income taxes, was $25,695, compared with $82,902 for the comparable period a year ago. Income from discontinued operations net of income taxes represents Gartner equity income in both years and SAB 51 gains from Gartner and six months of the results of Nielsen Media Research in 1998.

Net income for the third quarter of 1999 was $71,624, an increase of 187.0% from net income of $24,955 in the third quarter of the prior year. Year-to-date net income increased 72.6% to $185,902 from $107,682 for the comparable period a year ago.

Basic earnings per share in the third quarter of 1999 were $0.23 compared with $.05 in the third quarter of the prior year. Excluding the impact of the previously identified one-time items, at a continuing operations tax rate of 27.4% and 24.1% in 1999 and 1998, respectively, basic earnings per share from continuing operations for the quarter increased 9.5%. Further, adjusting the 1998 tax rate to mitigate the impact of the Gartner Spin-Off on the Company's recurring tax rate of 27.4% basic earnings per share for the quarter increased 21.1%.

Year-to-date basic earnings per share in 1999 were $0.51 compared with $.08 for the comparable period a year ago. Excluding the impact of the previously identified one-time items, at a continuing operations tax rate of 27.4% and 24.1% in 1999 and 1998, respectively, year-to-date basic earnings per share from continuing operations increased 20.0%. Further, adjusting the 1998 tax rate to mitigate the impact of the Gartner Spin-Off on the Company's recurring tax rate of 27.4%, year-to-date basic earnings per share increased 25.6%.

Diluted earnings per share in the third quarter of 1999 were $0.22 compared with $0.04 in the third quarter of the prior year. Excluding the impact of the previously identified one-time items, at a continuing operations tax rate of 27.4% and 24.1% in 1999 and 1998, respectively, diluted earnings per share from continuing operations for the quarter increased 15.0%. Further, adjusting the 1998 tax rate to mitigate the impact of the Gartner Spin-Off on the Company's recurring tax rate of 27.4%, diluted earnings per share for the quarter increased 21.1%.

Year-to-date diluted earnings per share in 1999 were $0.50 compared with diluted earnings per share of $.07 for the comparable period a year ago. Excluding the impact of the previously identified one-time items, at a continuing operations tax rate of 27.4% and 24.1% in 1999 and 1998, respectively, year-to-date diluted earnings per share from continuing operations increased 23.3%. Further, adjusting the 1998 tax rate to mitigate the impact of the Gartner Spin-Off on the Company's recurring tax rate of 27.4%, year-to-date diluted earnings per share increased 26.2%

Results by Business Segment

IMS Segment

The IMS segment consists of IMS, the leading global provider of market information and decision-support services to the pharmaceutical and healthcare industries, and Strategic Technologies, a leading provider of automated sales support technologies to the pharmaceutical industries.

IMS Segment revenue for the third quarter of 1999 increased 23.2% to $317,086 from $257,411 in the third quarter of the prior year. Adjusting 1998 revenue for the Calendarization

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)


IMS Segment (continued)

revenue for the third quarter 1999 increased by 14%. Market Research Products increased 10.6% to $108,737, Sales Management Products increased 17.8% to
$170,526 and Other Services increased 11.3% to $37,823. This growth was due primarily to the strong performance of Sales Management Products and Services, introduction of new products and expansion in existing markets.

Third quarter 1999 operating income increased to $99,418 from $8,922 in the prior year. Excluding Y2K costs in both years, the Calendarization and the 1998 direct acquisition and integration costs related to the PMSI acquisition and the 1998 in-process research and development write-off, operating income for 1999 increased 20.3%. Adjusted operating income growth outpaced revenue growth due primarily to the segment's ability to leverage its worldwide resources.

Year-to-date IMS Segment revenue increased 24.0% to $905,719 from $730,234 in the prior year. Adjusting for the Calendarization revenue for the first nine months of 1999 increased by 19%. Market Research Products increased 8.6% to $301,874, Sales Management Products increased 25.6% to $496,091 and Other Services increased 23.76% to $107,754. This growth was due primarily to the strong performance of Sales Management Products and Services, introduction of new products, expansion in existing markets and the impact of the Walsh and PMSI acquisitions.

IMS Segment operating income for the first nine months of 1999 increased to $230,139 from $63,034 in the first nine months of the prior year. Excluding Y2K costs, the impact of the Calendarization, the 1998 direct acquisition and integration costs related to the Walsh and PMSI acquisitions and the 1998 in-process research and development write-off, operating income for the first nine months of 1999 increased 23.4%.

Emerging Markets Segment

The Emerging Markets segment includes Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry, and Enterprises, the Company's venture capital unit focused on investments in emerging businesses. In 1998, this segment included SSJ, which was divested in the first quarter of 1999.

Emerging Markets revenue for the third quarter of 1999 decreased 1.7% to $12,246 from $12,463 in the prior year. This decrease was due primarily to the absence of revenues from SSJ during 1999. Excluding SSJ, Emerging Markets revenue for the third quarter of 1999 increased by 22.4%. Operating income increased to $2,465 in the third quarter from $1,149 in the third quarter of the prior year. Excluding SSJ, operating income for the third quarter of 1999 increased 77.1%.

Emerging Markets revenue for the first nine months of 1999 decreased 5.1% to $34,472 from $36,306 in the prior year. This decrease was due primarily to the absence of revenues from SSJ during 1999. Excluding SSJ, year-to-date Emerging Markets revenue increased by 20.7%. Year-to-date

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)


Emerging Markets Segment (continued)

Emerging markets operating income increased to $4,685 from $1,048 for the comparable period a year ago.

CTS Segment

CTS delivers life cycle software development and maintenance technology consulting services through the use of a seamless on-site and offshore project team. These services include application development and maintenance services, Year 2000 and Eurocurrency compliance services, testing and quality assurance services and re-hosting and re-engineering services.

CTS revenue, net of intersegment sales, increased to $19,077 in the third quarter of 1999 from $13,732 in the prior year. The increase is due to continuing strong demand for application development and maintenance, Euro currency compliance services, the addition of new customers and further penetration of its existing client base to generate new project work. Operating income increased to $4,169 from $2,453 in the third quarter of the prior year.

Year-to-date CTS revenue net of intersegment sales, increased 89.7% to $54,112 from $28,530 in the prior year. Year-to-date CTS operating income increased 135.5% to $12,109 from $5,141 for the comparable period a year ago.

Condensed Consolidated Statement of Cash Flows

Net cash provided by operating activities totaled $231,758 for the nine months ended September 30, 1999 compared with $155,559 in 1998. The $76,199 increase was due primarily to increased income from continuing operations ($135,427) and higher income tax accruals ($42,007), which were partially offset by lower deferred revenues ($30,744) and the absence of the 1998 IPR&D write-off ($32,800) and direct acquisition and integration costs ($48,019). As a consequence of accounting for the Calendarization through retained earnings, the December 1998 cash flows from IMS operating units are not included in the Company's net cash provided by operating activities for the nine months ended September 30, 1999. During the month of December 1998, IMS generated $30,664 of cash, including a significant decrease in accounts receivable ($35,353).

Net cash used in investing activities totaled $60,473 for the first nine months of 1999 compared with $30,750 used during the comparable period in 1998. The $29,723 increase was due primarily to 1999 acquisition and integration payments ($28,248) and 1998 cash from companies acquired ($11,895), partially offset by lower expenditure on other investments ($4,205) and higher proceeds from sale of investments ($4,327).

Net cash used in financing activities totaled $222,675 for the nine months ended September 30, 1999 compared with $100,215 used in 1998. The increase of $122,460 was due primarily to 1998 proceeds received from debt assumed by Nielsen Media Research ($300,000) and the CTS IPO ($27,128) and lower 1999 proceeds from the exercise of stock options ($38,969), partially offset by lower purchases of treasury stock ($151,008) and increased proceeds from short-term

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)


Condensed Consolidated Statement of Cash Flows (continued)

debt ($94,972, net of repayments). Short-term borrowings have been used to partially fund the Company's stock repurchase program.

Cash flow from discontinued operations was $52,877 for the first nine months of 1999 compared with an outflow of $17,173 in 1998. The Gartner dividend accounted for all of the cash flow from discontinued operations in 1999 and Nielsen Media Research discontinued operations accounted for all of the 1998 cash outflow from discontinued operations.

The Company's cash, cash equivalents, marketable securities, cash generated from operations and debt unutilized capacity are expected to be sufficient to meet the Company's current long-term and short-term requirements including operations, cash dividends, acquisitions, stock repurchase programs and other contingencies.

Changes in  Financial  Position at September  30, 1999  Compared to December 31,
1998

Cash & Cash  Equivalents  increased  to  $230,714  at  September  30,  1999 from
$206,390 at December, 1998 due primarily to cash generated from operating activities ($231,758), the Gartner dividend ($52,877), proceeds from the disposal of investments ($46,759) and cash provided by the IMS operating units during December 1998 ($30,664), partially offset by payments for the purchase of treasury stock ($359,859).

Accounts Receivable decreased to $246,991 at September 30, 1999, from $324,219 at December 31, 1998, due primarily to increased collections. Days sales outstanding improved to 64 days at the end of the quarter compared to 100 days as of December 31, 1998.

Net Assets of Discontinued Operations decreased to $100,356 at September 30, 1999, from $240,708 at December 31, 1998 reflecting primarily the Gartner Spin-Off ($132,104) and special cash dividend ($52,877, net of taxes ), partially offset by the after-tax equity income from Gartner ($25,695) and unrealized gain in the Gartner shares. (See Note 3. Investment in Gartner Group Stock)

Securities and Other Investments decreased to $82,455 at September 30, 1999, from $106,276 at December 31, 1998, due primarily to the net reductions in the Enterprise portfolio of investments arising from additions, disposals and marking investments to market value.

Short Term Debt increased to $168,834 at September 30, 1999, from $39,169 at December 31, 1998, due primarily to increased borrowings to partially fund the Company's stock re-purchase program. The July receipt of the Gartner dividend ($52,877) was used to pay down short-term borrowing.

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)


Changes in Financial Position at September 30, 1999 Compared to December 31, 1998 (continued)

During the third quarter, the Company purchased 5.1 million shares of outstanding stock for a total cost of $137,208. The Company's third share repurchase program was completed in October. On October 19, 1999, the Company's Board of Directors authorized a fourth systematic stock repurchase program of up to 16 million shares, which is underway.

As of November 12, 1999, the Company had U.S. short term debt of $226,700, an increase since September 30, which reflects primarily the funding of the share repurchases thus far in the fourth quarter.

Accrued Liabilities decreased to $222,353 at September 30, 1999, from $298,625 at December 31, 1998 due primarily to payments related to the PMSI and Walsh accrued direct acquisition and integration costs and a lower level of accruals for salaries, wages, bonuses and other compensation.

Accrued Taxes increased to $81,900 at September 30, 1999, from $32,537 at December 31, 1998. The increase of $49,363 reflected a reduction of a tax receivable included in accrued taxes relating to a tax refund from Germany received during the quarter.

Deferred Revenue decreased to $102,349 at September 30, 1999, from $128,272 at December 31, 1998 due primarily to the amortization of annual contracts billed in advance at December 31, 1998 and the effect of the Calendarization.

Shareholders' Equity decreased to $516,491 at September 30, 1999, from $825,270 at December 31, 1998 due primarily to the purchase of treasury stock ($359,859), the Gartner Spin-Off ($134,259), change in the cumulative translation adjustment ($21,133) and dividends paid ($18,923), partially offset by net income ($185,902), December equity changes ($4,449) and the change in unrealized gains on investments ($5,893).

Year 2000

Many computer systems and software applications use two digits, rather than four, to record years (for example "98" instead of "1998"). Unless modified, such systems will not properly record or interpret years after 1999, which could lead to business disruptions. This is known as the "Year 2000 issue" ("Year 2000"). Assessments of the potential effects of the Year 2000 issue vary markedly among different companies, governments, consultants and economists which results in the inability to predict what the actual impact may be.

The Company began to address the Year 2000 issue in 1996. In 1997, the Company created a Year 2000 Task Force (the "Task Force") to manage overall risks and to facilitate activities across the entire Company. The Task Force, in consultation with operating personnel, evaluated whether conversion or replacement and enhancement (i.e. "reengineering") was necessary. CTS was engaged to do work on a significant portion of conversion and reengineering projects to allow most internal staff members to focus on the core business. The Company has also used outside services to assist in conversions, reengineering and the assessment of progress of its Year 2000 program.

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)


Year 2000 (continued)

The Task Force developed a conversion methodology that included three phases: analysis, coding and testing, and testing and implementation. The analysis phase includes planning, inventory and impact analysis. The coding and testing phase involves code changes, using conversion rules and criteria and unit testing, verifying and documenting the results of the conversion. The testing and implementation phase includes system test across platforms and verification of data, an acceptance test within the user environment, and implementation or releasing the systems back into production. This conversion methodology has been utilized throughout the Company to achieve substantial systems compliance by the Year 2000. The reengineering projects followed the same procedures as are used for new product development including customer requirements, development, testing and rollout.

The creation of customer products relies on the receipt of data from external data suppliers and the Company's ability to convert the data and deliver the information to its customers. The consolidation of the data is principally performed at central processing locations. The Company believes central systems represent approximately 85% of its Year 2000 conversion efforts. The Company operates central processing facilities in Germany, England, the United States and Japan. The systems at these sites contained the most lines of code required to undergo conversion. At September 30, 1999, the Company has completed 99% of Year 2000 conversions at central processing locations.

IMS Health continues to enhance its existing product portfolio and continues to launch new products. There is an ongoing effort to ensure this software is Year 2000 compliant. As an alternative to conversions and as a result of business needs for individual products, the Company has decided to replace and enhance certain non-compliant software. There are only two reengineered systems remaining to be completed. Core development has been completed for these systems and they are Y2K enabled. Only country-based customization for these products remains, with implementation scheduled for the fourth quarter of 1999.

The data in these country-specific customization systems is offered as a stand-alone product and also feed into other IMS products and services. In the event there are delays in the rollout of any of these country-specific reengineered systems, the Company believes the revenue impact will not be material to the Company as a whole.

The Company operates local offices in over 90 countries with about half of them using systems for data collection, panel administration and customized local requirements. Varied approaches have been utilized to ensure Year 2000 compliance, including the replacement of localized systems with central systems and the conversion of the local system. In some cases, specialized teams from CTS were used to assist the local offices with all phases of their system conversions and hardware compliance. At September 30, 1999, the Company has completed 98% of Year 2000 conversions of local systems and personal computer applications across the world.

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)


Year 2000 (continued)

The Company's Year 2000 project incorporates administrative operations systems and software such as accounts receivable, accounts payable, general ledger and payroll. These systems are 99% compliant.

The Year 2000 readiness of the Company's customers varies, and the Company is actively encouraging its customers to prepare their own systems for the millennium. The Company continues to emphasize the importance for customers of installing Y2K compliant versions and we anticipate 99% in production by December 31, 1999. As data and services are often transmitted electronically, to the extent that there are disruptions in the customer or the Company's internal operations, the customer may not be able to make normal use of the Company's products or services. Additional risk includes disruptions in critical services on which the Company relies such as electricity, telephone systems and banking services.


The Company developed an internal audit program that examines the testing and effectiveness of controls, assesses the accuracy and completeness of inventories and reviews the documentation for completeness and accuracy. The Company continues to audit central systems and local country conversions with the assistance of CTS and outside consultants. To date over 95% of IMS Health revenue has been audited for Year 2000 compliance. These audits will continue throughout the world until Year 2000 with several sites revisited to ensure continued compliance.

The Company engaged TRW to conduct an audit review of the Year 2000 program for business critical and mission critical systems in sixteen locations. These audits were conducted in the first half of 1999 and focused on survivability, preparedness and due diligence in addressing the Year 2000 problem. Issues identified as a result of these audits were initially responded to and necessary actions as well as contingency planning will continue throughout the end of the year.

The Company relies on tens of thousands of suppliers of electronic data in the healthcare industry and has been proactive in working with these suppliers to determine their Year 2000 readiness and ability to maintain data flow continuity. A program consisting of seminars, visits, mailings and telephone calls continues to be administered to track the status of and to assess and address risks associated with Year 2000 readiness by the Company's key data suppliers.

The Company assesses risk regarding the readiness of its data suppliers through the use of detailed questionnaires regarding Year 2000 conversion plans in order to verify the supplier's ability to continue to deliver data. As a contingency, statistically valid methods of data extrapolation have been developed in the event the supply of data from a limited number of suppliers is incomplete or found to be unusable. Investigation of alternate sources is pursued when the risk assessment determines the data source to have a high risk of impacting the Company's ability to deliver products and services. Some of the Company's data suppliers could be disrupted due to Year

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)


Year 2000 (continued)

2000 problems with their internal systems or circumstances beyond their control, such as power outages. As these instances are out of the Company's direct control, the magnitude of the risk depends on the speed in which the Company and the supplier can mitigate the problem. The Company's most recent assessment indicates that the primary risk continues to be with hospital information in certain countries, which the Company believes will not have a material impact on the consolidated revenues of the Company.

As year end approaches, the Company will continue to focus its Year 2000 efforts on (i) the implementation of reengineered products and services; (ii) the continued assessment of supplier readiness to address the Year 2000 conversion; and (iii) finalizing contingency plans to address unanticipated issues.

The Company is establishing an operational command center to coordinate the rollover from 1999 into 2000. For each area of the business, specific individuals are responsible for the development and execution of recovery plans, if deemed necessary.

External and internal costs of addressing the Year 2000 issue are expensed as incurred. It is currently estimated that the aggregate cost of the Company's Year 2000 program will be approximately $76,000 to $80,000. Through September 30, 1999, the Company has incurred $74,730 of which $44,922 was incurred in 1998. The Company expects to incur between $2,000 and $5,000 during the remainder of 1999. These estimates do not include the costs of software and systems that are being replaced or enhanced in the normal course of business.

The cost of addressing the Year 2000 issue and the dates which the Company currently expects to complete Year 2000 compliance are based on the current best estimates of management, which are derived utilizing various assumptions regarding the future events. There can be no guarantee that these estimates will be achieved, and actual results may differ. Specific factors that may cause such differences include, but are not limited to, the availability and cost of personnel trained in this area of expertise, the ability to locate and correct all relevant computer codes, and the success of customers and suppliers in addressing the Year 2000 issue. The Company's plans are dependent on industries out of the Company's direct control such as utilities and transportation.

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

The Company instituted plans for the introduction of the Euro and addressed the related issues, including the conversion of information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments, continuity of contracts, taxation and accounting records, and the increased price transparency resulting from the use of a single currency in eleven participating countries which may affect the ability of some companies to price products differently in the various European markets. The Company believes that differences in national market size, data collection requirements and specific product specifications required due to the diverse market information needs in the healthcare markets of Europe will reduce the potential for price harmonization in most of the Company's product ranges.

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

IMS HEALTH INCORPORATED

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

     10   Material Contracts

          .1 First Amendment to the IMS Health Incorporated Savings Plan, dated as of July 19, 1999.

          .2 First Amendment to the IMS Health Incorporated Retirement Plan, dated as of July 19, 1999.

          .3 Amended and Restated 1998 IMS Health Incorporated Employees' Stock Incentive Plan dated July 20, 1999.

          .4.1 IMS Health Incorporated Executive Deferred Compensation Plan, dated July 20, 1999

          .4.2 Selected portions of the Prospectus  Supplement,  dated September
               27, 1999 setting forth certain terms and conditions of the Executive Deferred Compensation Plan for U.S. employees.

          .4.3 Selected  portions of the  Private  Placement  Memorandum,  dated
               September 27, 1999 setting forth certain terms and conditions of the Executive Deferred Compensation Plan for U.S. employees.

          .5 Second Amendment to the IMS Health Incorporated Savings Plan, dated as of September 1, 1999.

          .6 First Amendment to the IMS Health Incorporated Supplemental Executive Retirement Plan, dated September 1, 1999.

          .7 First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated September 1, 1999.

          .8   First   Amendment   to  the  IMS  Health   Incorporated   Savings
               Equalization Plan, dated September 1, 1999.

     27   Financial Data Schedules

     (b)  Reports on 8-K:

          There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

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


Date: November 15, 1999