Form 10-K405
period 1999-12-31
IMS HEALTH INC
filed 2000-03-17
CIK 1058083

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------
                                    FORM 10-K

(MARK ONE)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

                        COMMISSION FILE NUMBER 001-14049.

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                  ON WHICH REGISTERED
    -------------------                                  -------------------
    Common Stock, par value $.01 per share ............New York Stock Exchange
    Preferred Stock Purchase Rights ...................New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of February 29, 2000, 298,339,602 shares of Common Stock of IMS Health Incorporated were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon its closing transaction price on the Composite Tape on such date) was approximately $6,004 million.

                                                                     (Continued)

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1    -Business                               Pages 1 to 12, "Financial
                                                  Review" and Pages 34 to 36
                                                  "Note 18. Operations by
                                                  Business Segments", of the
                                                  Notes to Consolidated
                                                  Financial Statements in 1999
                                                  Annual Report to Shareholders.

ITEM 3    -Legal Proceedings                      Pages 32 and 33, "Note 16.
                                                  Contingencies", of the Notes
                                                  to Consolidated Financial
                                                  Statements in 1999 Annual
                                                  Report to Shareholders.

PART II

ITEM 5    -Market for the Registrant's            Pages 11 and 12, "Financial
             Common Equity and Related            Review", of the 1999 Annual
             Stockholder Matters                  Report to Shareholders.

ITEM 6    -Selected Financial Data                Page 38, "Five-Year Selected
                                                  Financial Data", of the 1999
                                                  Annual Report to Shareholders.

ITEM 7    -Management's Discussion and            Pages 1 to 12, "Financial
             Analysis of Financial Condition      Review", of the 1999 Annual
             and Results of Operations            Report to Shareholders.

ITEM 7A   -Quantitative and Qualitative           Page 10, "Financial Review",
             Disclosure About Market Risk         and Pages 25 and 26, "Note 10.
                                                  Financial Instruments", of the
                                                  Notes to Consolidated
                                                  Financial Statements in the
                                                  1999 Annual Report to
                                                  Shareholders.

ITEM 8    -Financial Statements and               Pages 14 to 38 of the 1999
             Supplementary Data                   Annual Report to Shareholders.

PART III

ITEM 10   -Directors and Executive Officers       Section entitled "Election of
             of the Registrant                    Directors" on pages 5 to 7 of
                                                  the Company's Definitive Proxy
                                                  Statement relating to its
                                                  Annual Meeting of Stockholders
                                                  to be held on April 10, 2000.

ITEM 11   -Executive Compensation                 Section entitled "Compensation
                                                  of Executive Officers" on
                                                  pages 10 to 23 of the
                                                  Company's Definitive Proxy
                                                  Statement relating to its
                                                  Annual Meeting of Stockholders
                                                  to be held on April 10, 2000.

ITEM 12   -Security Ownership of Certain          Section entitled "Security
             Beneficial Owners and Management     Ownership of Management and
                                                  Others" on pages 2 to 5 of the
                                                  Company's Definitive Proxy
                                                  Statement relating to its
                                                  Annual Meeting of Stockholders
                                                  to be held on April 10, 2000.

ITEM 13   -Certain Relationships and              Sections entitled "Certain
             Related Transactions                 Transactions" on page 23 and
                                                  "Compensation of Executive
                                                  Officers" on page 22 of the
                                                  Company's Definitive Proxy
                                                  Statement relating to its
                                                  Annual Meeting of Stockholders
                                                  to be held on April 10, 2000.

                        --------------------------------

               The Index to Exhibits is located on Pages 24 and 25

                                     PART I

      As used in this report, except where the context indicates otherwise, the terms "Company" and "IMS Health" mean IMS Health Incorporated and all subsidiaries consolidated in the financial statements contained or incorporated by reference herein.

ITEM 1. BUSINESS

IMS Health Incorporated ("accounting successor to Cognizant") was incorporated under the laws of the State of Delaware on February 3, 1998. The Company began operating as an independent publicly held company on July 1, 1998 (the "1998 Distribution Date") as a result of its spin-off (the "Cognizant Spin-off") from Cognizant Corporation ("Cognizant"). Prior to the Cognizant Spin-off, the Company was owned by Cognizant. Cognizant began operating as an independent publicly held company on November 1, 1996 as a result of its spin-off (the "D&B Spin-off") from The Dun & Bradstreet Corporation ("Dun & Bradstreet"). Prior to the D&B Spin-off, Cognizant was owned by Dun & Bradstreet.

The Common Stock of IMS Health was distributed by Cognizant, which subsequently changed its name to Nielsen Media Research, Inc. ("NMR"), to Cognizant's shareholders on June 30, 1998 (the "1998 Distribution"). The consolidated financial statements of the Company have been reclassified to reflect NMR as a discontinued operation for periods up to and including June 30, 1998.

On July 26, 1999, having received the approval of Gartner Group, Inc. ("Gartner") shareholders and the Boards of Directors of both the Company and Gartner, the Company completed a spin-off of the majority of its equity investment in Gartner to IMS Health shareholders (the "Gartner Spin-Off"). The distribution consisted of 0.1302 shares of Gartner Class B Common Stock for each share of the Company's Common Stock outstanding on the July 17, 1999 record date and totaled 40.7 million Gartner Class B shares. Upon shareholder approval, the consolidated financial statements of the Company were reclassified for all periods presented to reflect the Gartner equity investment as a discontinued operation. The Company has a remaining equity investment in Gartner, (consisting of 6,909,457 Gartner Class A shares and warrants to purchase a further 599,400 Gartner Class A shares) the premier provider of research and advisory services to the information technology industry, which it plans to dispose of.

IMS Health is the global provider of information solutions to the pharmaceutical and healthcare industries. IMS Health consists of: (i) the IMS segment ("IMS"), which consists of the market information and decision-support services business for the pharmaceutical and healthcare industries conducted by IMS Health and various operating subsidiaries and IMS Health Strategic Technologies, Inc. ("Strategic Technologies"), which is a leading provider of automated sales support technologies to the pharmaceutical industry, (ii) Emerging Markets, which consists of the operations of ERISCO Managed Care Technologies, Inc. ("Erisco"), a leading supplier of software-based administrative and analytical solutions to the managed care industry and Enterprise Associates LLC ("Enterprises"), a venture capital unit focused on investments in emerging businesses, and (iii) a 61.1% ownership interest in Cognizant Technology Solutions Corporation ("CTS"), which delivers high-quality, cost-effective, full life-cycle solutions for complex information technology problems to clients transitioning to e-business through the use of a seamless on-site and offshore project team. The Company operates in 100 countries. The number of full-time equivalent employees at December 31, 1999 was approximately 9,000 of which approximately 72% were employed by the IMS segment.

The Company's operations are managed by way of the following business operating segments: IMS, Emerging Markets and CTS.

                                       IMS

The IMS segment provides information and decision-support services to the pharmaceutical and healthcare industries worldwide. These services broadly include sales management services, market research services, and other professional software, direct marketing and research and development services. The Walsh and PMSI businesses acquired in 1998 have been integrated into the IMS segment's operations. IMS provides information services covering 100 countries and maintains offices in 74 countries on six continents, with 58% of total 1999 revenue generated outside the United States.

Sales management services represented approximately 56% of the IMS segment's worldwide revenue in 1999. Sales management services include sales territory reports, prescription tracking reports, call reporting services and doctor profiling services. Sales management services are used principally by pharmaceutical manufacturers to measure and forecast the effectiveness and efficiency of sales representatives and to target the marketing and sales efforts of a client's sales force. They are also used by customers to compensate pharmaceutical sales forces.

Sales management services are made available to clients and their sales representatives and management via hardcopy reports, CD-ROMs, software application tools, computer on-line services, Web-based access and magnetic media for use in client computer systems and IMS's customized electronic workstations. IMS's data delivery systems assist clients in maximizing efficiency by aiding in the setting of sales targets and calculation of sales commissions; giving fast access to sales data and permitting more sophisticated analyses; improving call reporting; and improving communication between sales management and their sales forces. In the United States, IMS has several customized client-server decision support systems that allow a client to store large amounts of data at its own site and integrate its own internal sales and marketing data with IMS data and other external data. IMS also provides clients with customized data warehouse tools and Web-based access capabilities. IMS's principal sales management services are as follows:

      o Sales Territory Reporting Services. Sales territory reporting is the principal sales management service offered by IMS to its pharmaceutical clients. Sales territory reports can be precisely tailored for each client, and measure the sales of a client's own products and those of competitors within specified geographical configurations. These reports are designed to provide marketing and sales managers with a reliable measurement of each salesperson's activity and effectiveness in his or her sales territory, and therefore are used by clients, among other things, for determining sales force compensation. Data reported for multiple territories are used for applications such as resource allocation, territory alignment, market analyses and distribution management. Depending on the particular market, sales territory reports are available to clients on a weekly, monthly or quarterly basis. In the United States, sales territory reports from IMS's Drug Distribution Data(TM) ("DDD") service allow pharmaceutical clients to track the flow of their products and those of their competitors to various levels of geography and channels of distribution. The DDD database contains a virtual census of sales of pharmaceutical products through all distribution channels, including direct sales by pharmaceutical manufacturers and indirect sales through drug wholesalers, mail order distributors, warehousing chains and other market participants. IMS provides sales territory reporting services covering 35 countries.

      o Prescription Tracking Reporting Services. Prescription tracking reporting services are designed to monitor prescription activity and to track the movement of pharmaceutical products out of pharmacies. Prescription tracking services are used by pharmaceutical companies to facilitate product marketing at the prescriber level. In the United States, the Xponent(R) service monitors prescription activity at the retail pharmacy and mail order outlet level, and uses a patented statistical methodology to project the prescription activity of nearly one million individual prescribers on a monthly basis. Xponent is now also available in 5 European countries. The European Xponent database is built from prescription data collected from retail pharmacies and coding centers which are linked to the geographical area in which the prescription was written, and where permissible under local data privacy laws, to individual prescribers.

      o Self-Medication Services. These services provide detailed product movement, market share and pricing information for over-the-counter personal care, patient care and nutritional products. IMS publishes self-medication reports covering 34 countries and provides related services. PharmaTrend(TM), IMS Health's newest tracking service for over-the-counter pharmaceutical products, is now available in 12 European countries.

      o Pharmaceutical Relationship Management ("PRM") Systems. Strategic Technologies is a leading provider of automated sales support technologies to the pharmaceutical industry. Strategic Technologies offers sales and marketing applications that can be integrated with client-critical databases to provide customer and business insights. Over 40,000 pharmaceutical sales executives worldwide rely on Strategic Technologies' solutions to make critical sales and marketing decisions on a daily basis. Three industry-leading IMS Health products increase pharmaceutical sales-force performance and productivity by providing access to up-to-the-minute profiling, targeting, activity reporting, team selling and sample management information. Cornerstone(TM) is a flexible, Windows(TM)-based, integrated sales and marketing information system used by sales forces. Capabilities of IMS Health's Cornerstone include the ability to quickly access and generate standard and customized reports, such as weekly activity summary reports, division reports and product launch reports; desktop or laptop reporting that provides fast updating of customer activities; and access to pharmaceutical databases through Cornerstone's MarketViews, which can be configured to deliver customized sales summaries by territory, district and physicians. Premiere(SM) is a Windows-based, integrated sales and marketing information system similar to Cornerstone with a substantial user base in Europe, Brazil, Canada and Asia/Pacific. Core data can be drawn from various sources and tailored by country, region, department or individual user. Its unique application, generators and builders are used to customize and modify the system to a company's specific requirements quickly and without the need for re-programming. Sales and marketing professionals at every level of an organization can use Premiere to develop selling strategies, allocate and coordinate sales resources, track competitive activity, and plan, monitor and evaluate sales activity. Management is currently developing a single next-stage integrated and global sales management information system. Strategic Technologies is a market leader in enabling PRM, applications for a variety of hand-held devices which offer greater portability in developed markets and a low-cost entry strategy into sales-force automation in emerging markets. Over 10,000 hand held device users are customers of Strategic Technologies' PRM applications.

            Strategic Technologies also provides Pharbase(SM), the industry-leading physician profiling database used in pharmaceutical sales and marketing in the following countries: United Kingdom, France, Italy, the Netherlands, Spain, Canada, Belgium, Luxembourg, Austria, Australia, Germany and the Philippines.

Market research services represented approximately 32% of the IMS segment's worldwide revenue in 1999. The principal market research services are multinational integrated analytical tools, and syndicated pharmaceutical, medical, hospital, promotional and prescription audits. Market research services are utilized by clients for various strategic purposes, including analyzing market shares, therapeutic prescribing trends and price movements at the national and sub-national levels. The information reported in these services is generated or derived from data collected primarily from pharmaceutical manufacturers, pharmaceutical wholesalers, pharmacies, hospitals and doctors. Market research services are delivered to clients via hardcopy reports, CD-ROMs, software application tools, computer on-line services, and magnetic media for use in client computer systems and IMS's customized electronic workstations. IMS's principal market research services are as follows:

      o IMS Global Services. IMS's Global Services unit provides national level information services to pharmaceutical clients operating on a multinational level. Global Services' core service offering, MIDAS(TM), is an on-line multinational integrated data analysis tool that harnesses IMS's worldwide databases and is used by the pharmaceutical industry to assess and utilize pharmaceutical information and trends in multiple markets. MIDAS gives clients on-line access to IMS-compiled pharmaceutical, medical, promotional and chemical data. Using MIDAS, clients are able to view information from the national databases compiled by IMS and produce statistical reports in the required format. IMS Global Services also publishes various in-depth reviews of the worldwide pharmaceutical marketplace and provides custom market research and strategic consultancy.

      o Pharmaceutical Audits. These audits measure the sale of pharmaceutical products into pharmacies, supplemented in some countries by data collected from prescribing physicians, retail chains and discount stores. These audits contain data projected to national estimates, showing product sales by therapeutic class broken down by package size and dosage form. IMS publishes pharmaceutical audits covering 85 countries.

      o Medical Audits. These audits are based on information collected from panels of practicing physicians and contain projected national estimates of the number of consultations for each diagnosed disease with details of the therapy prescribed. These audits also analyze the use physicians make of individual drugs by listing the diseases for which they are prescribed, the potential therapeutic action the physician is expecting, other drugs prescribed at the same time, and estimates of the total number of drugs used for each disease. IMS publishes medical audits covering 49 countries.

      o Hospital Audits. These audits contain data projected to national estimates and show the sale of pharmaceutical products to hospitals by therapeutic class. Related reports provide audits of laboratory diagnostic supplies, hospital supplies, and hospital records. IMS publishes hospital audits covering 38 countries.

      o Promotional Audits. These audits measure pharmaceutical promotion for a particular market, including sales-force promotion and journal and mail advertising, based on information received from panels of physicians and from monitoring medical journals and direct mail. IMS publishes promotional reports covering 26 countries.

      o Prescription Audits. These audits analyze the rate at which drugs move out of the pharmacy and into the hands of the consumer, and measure both what is prescribed by physicians and what is actually dispensed at the pharmacy. IMS publishes prescription audits covering 15 countries.

      o Other Market Research Reports. These include managed care reports which offer an array of information to quantify the effects of managed care on the pharmaceutical and healthcare industry; personal care reports which measure the sale of healthcare accessories, wound care and dietetic aids; and veterinary reports which analyze the animal care pharmaceutical market. IMS has developed, in certain countries, disease and treatment information at the patient level (in which information is not identifiable to any individual patient) that gives participants in the healthcare industry new insights into the treatment of diseases. The availability, scope and frequency of the foregoing reports vary on a country-by-country basis.

The remaining 12% of the IMS segment's 1999 revenue was derived primarily through professional consulting, direct marketing and research and development services. IMS provides pharmaceutical and other clients with a range of value-added services that are used (i) to study specific issues and trends in the pharmaceutical marketplace and the healthcare industry, (ii) to manage sales and marketing, (iii) to evaluate the effectiveness of marketing programs, (iv) to analyze components of a product marketing program at any stage of its implementation, and (v) for consultancy in optimizing strategy, marketing programs and product commercialization. These services are as follows:

      o Professional Consulting Services. IMS's professional consulting services are provided to assist clients in the analysis and evaluation of market trends, strategies and tactics, and to assist in the development and implementation of customized software applications and data warehouse tools. In the United States, IMS's professional consulting services provide a wide range of custom market research, promotion optimization, promotion effectiveness, managed care and other advanced analytics services for the pharmaceutical and healthcare marketplace. The professional services consulting group also assists clients in designing customized decision support systems based on a variety of cutting-edge technologies which enable clients to optimize IMS data more rapidly and effectively in their decision-making process. Outside of the United States, a variety of consulting services is generally offered on a country-by-country basis.

      o Direct Marketing Services. IMS engages in the direct marketing businesses in Europe, Australia and in the United States. Clark-O'Neill, Inc. ("Clark-O'Neill"), a wholly-owned subsidiary, represents the core of IMS's direct marketing business. Clark-O'Neill's services include sample distribution, pharmaceutical field sales force support services, publication circulation management, direct mail, telemarketing projects utilizing physicians and other healthcare professionals, and other customized promotion programs. IMS also owns a controlling interest in Permail, which provides direct marketing services in Australia. Within Strategic Technologies, direct mail marketing services are provided across Europe.

      o Research and Development Services. IMS's research and development services provide clients with information and workstation tools intended to improve the effectiveness and speed of clinical research and subsequent regulatory approvals. IMS's regulatory affairs database, IDRAC, covers the European Union, certain Eastern European countries, Japan and the United States, and guides users through the drug development and registration process. Included in the IMS business segment is DataEdge, which is an information provider to the pharmaceutical industry on clinical trial design and implementation in the United States.

      o Pharmacy Dispensing and Point-of-Sales Software Systems. IMS also provides pharmacy dispensing and point-of-sale software and internet systems to retail pharmacies in the United Kingdom, Australia and South Africa.

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

Sales to the Pharmaceutical industry accounted for substantially all of the IMS segment's revenue in 1999. All major pharmaceutical and biotech companies are customers of IMS, and many of the companies subscribe to reports and services in several countries. IMS's customer base is broad in scope and enables it to avoid dependence on any single customer. None of IMS's customers accounted for more than 10% of the Company's gross revenues in 1999.

While no competitor provides the geographical reach or breadth of IMS's services, IMS generally competes in the countries in which it operates with other information services companies, as well as the in-house capabilities of its customers. Generally, competition has arisen on a country-by-country basis (e.g., in France, the Company's services compete with those of Cegedim). In the United States, certain of IMS's sales management services, including its sales territory and prescription tracking reports, representing approximately 60% of the U.S. revenue of the segment unit, compete with the services of National Data Corp. Further, the products and services provided by Strategic Technologies competes primarily with those of Dendrite International, Inc. on a global basis. Quality, completeness and speed of delivery of information services and products are the principal methods of competition in IMS's market.

                                EMERGING MARKETS

This segment is comprised of the operations of Erisco and the investments of Enterprises.

ERISCO

Erisco is a leading provider of application software and services to the healthcare industry, and has been for over two decades. Erisco's legacy system solutions, ClaimFacts(R) and GroupFacts(R), were designed to help indemnity insurance carriers, third party administrators and self-administered corporations manage the administration of group health and life insurance products.

Erisco's primary offering is Facets(R), a client/server system which integrates advanced technology with clinical information to help managed care organizations ("MCOs") provide high-quality, cost-effective solutions in their marketplace. Primary markets include health maintenance organizations, preferred provider organizations, Blue Cross/Blue Shield organizations, managed-indemnity carriers and specialized MCOs.

Erisco's strategic growth will come from Facets sales to the MCO market. Ongoing change in healthcare has had a significant impact on this market segment, resulting in the migration of plan members from indemnity-oriented plans to managed care. In the year 2000, managed health plan membership in the United States is expected to surpass the 100 million mark. Federal regulations from the Health Insurance Portability and Accountability Act (HIPAA) and rapid implementation of strategic e-business initiatives using the Internet are heightening the demand for new administrative systems built on contemporary client/server architecture. These market factors, combined with the limitation of aging information systems, will continue to increase the demand for sophisticated managed care applications.

Erisco has introduced its Managed Care Enterprise strategy to offer a broader solution to the market. This strategy demonstrates Erisco's ability to leverage the open client/server platform of Facets through business relationships and by creating system interoperability with critical complimentary applications required by MCOs. Erisco has extended its Facets core administrative system with partner solutions in physician credentialing, document imaging and workflow management and information-oriented decision support, provider profiling and HEDIS, a set of standardized health plan performance measures and reporting capabilities.

Erisco also extends its Facets business solution through a service bureau offering for low-volume customers, and through alliances with strategic partners for systems integration and implementation consulting.

Within the high-growth managed care segment, Erisco competes with four other information systems vendors: McKesson HBOC, Computer Sciences Corporation, Health Systems Design and Quality Care Solutions, Inc. Competition is principally based on company reputation, system functionality and technology, and ease of use and service.

ENTERPRISES

Enterprises invests in venture capital funds that invest in emerging businesses, with an emphasis on information technology and the healthcare information industry. It has invested as a limited partner in Information Partners Capital Fund, Information Associates, L.P. and

Information Associates II, L.P., all of which are venture capital limited partnerships, as well as through a limited number of direct investments.

                                       CTS

In the second quarter of 1998, CTS effected an initial public offering of its Class A Common Stock. As of December 31, 1999, IMS Health owns 61.1% of the outstanding common stock of CTS, representing approximately 94% of the outstanding voting power of CTS' common stock. CTS common stock is quoted on the Nasdaq National Market under the trading symbol "CTSH". CTS provides various software development and maintenance services to IMS Health and its subsidiaries, including assisting in IMS Health's Year 2000 compliance efforts. IMS Health provides certain administrative services to CTS pursuant to an agreement entered into in connection with the public offering.

During 1999, CTS recorded intercompany sales of approximately $14.8 million, principally to the IMS segment. These sales are eliminated in consolidation.

CTS delivers high-quality, cost-effective, full life cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. CTS's range of services enables it to meet customer needs for systems development/integration, application management and mass change implementation. CTS uses its QView software engineering process, its on-site and offshore delivery model and well developed facilities, technology and communications infrastructure to deliver these services. For each of the services provided, CTS utilizes its QView proprietary processes and methodologies to define the execution and delivery of the projects.

CTS provides a broad range of software services, including:

                                           Summary Description of
Service                                    Service Offerings
-------                                    ----------------------
Application Development and Integration    Define requirements, write
                                           specifications and design, develop,
                                           test and integrate software across
                                           multiple platforms including Internet
                                           technologies.

Application Management                     Support some or all of a customer's
                                           applications ensuring that systems
                                           remain operational and responsive to
                                           changing user requirements, and to
                                           provide on-going enhancements as
                                           required by the customer.

Re-engineering                             Modify and test applications to
                                           enable systems to function in new
                                           operating environments.

Mass Change                                Renovate applications to correctly
                                           function after a mass regulatory
                                           and/or standards change.

Application Development Services. CTS follows either of two alternative approaches to application development and integration:

o full life cycle application development, in which CTS assumes total start-to-finish responsibility and accountability for analysis, design, implementation, testing and integration of systems; or

o cooperative development, in which CTS employees work with a customer's in-house IT personnel to jointly analyze, design, implement, test and integrate new systems.

In both cases, CTS's on-site team members work closely with the end users of the application to develop specifications and define requirements. Detailed design, implementation and testing are generally performed offshore at CTS's eight software development centers located in India. In addition, CTS maintains an on-site presence at the customer's location in order to address evolving customer needs and resulting changes to the project.

A key part of CTS's application development and integration offering is a suite of services to help organizations build and integrate e-business applications with the rest of the enterprise. In this suite of offerings, CTS leverages its skills in e-business applications development and enterprise application integration to build sophisticated e-business applications and to integrate these new applications and Websites with mainstream and legacy systems. CTS builds and deploys robust, scalable and extensible Internet architectures for transaction intensive, mission-critical applications. CTS has competency centers specializing in Microsoft, IBM and Sun Technologies. Secure applications are built using several advanced technologies including RSA and SSL standards.

Application Management Services. CTS provides services to ensure that a customer's core operational systems are free of defects and responsive to end-users' changing needs. In doing so, CTS is often able to introduce product and process enhancements and improve service levels to customers requesting modifications and on-going support.

Through its on-site and offshore delivery model, CTS is able to provide a range of support services to its customers. On-site team members often provide help desk services at the customer's facility. These team members typically carry pagers in the event of an emergency service request and are often available to quickly resolve customer problems from remote locations. More complex maintenance services, including modifications, enhancements and documentation, which typically have longer turnaround times, are completed offshore. Such services are completed utilizing satellite and fiber-optic telecommunications and the resources of CTS's software development centers.

Re-Engineering Services. Through CTS's re-engineering service offerings, the company works with customers to migrate systems based on legacy computing environments to newer, open systems-based platforms and client/server architectures, often in response to the more stringent demands of e-business. CTS's re-engineering tools automate many of the processes required to implement advanced client/server technologies. Such automation substantially reduces the time and cost to perform these services. These tools enable CTS to perform source code analysis and to re-design target databases and convert certain programming languages. If necessary, CTS software engineers also re-design and convert user interfaces.

Mass Change Services. Through CTS's mass change service offerings, the company assists customers in renovation of their core systems to meet the requirements imposed by new regulations or other external events. CTS mass change services include, or have previously included, Year 2000 compliance, Eurocurrency compliance, decimalization within the securities industry and HIPAA, a new set of regulations for the healthcare industry.

The IT services market includes a large number of participants, is subject to rapid changes and is highly competitive. Many of CTS's competitors have significantly greater financial, technical and marketing resources and greater name recognition than CTS. The principal competitive factors affecting the markets for CTS's services include (i) performance and reliability, (ii) quality of technical support, training and services, (iii) responsiveness to customer needs, (iv) reputation, experience and financial stability and (v) competitive pricing of services. CTS competes with, among others:

    Alydaar Corp.                             Mastech Corporation
    Cambridge Technology Partners, Inc.       Sapient Corporation
    Cap Gemini America, Inc.                  Satyam Computer Services Limited
    Complete Business Solutions, Inc.         SHL Systemhouse (a division of
    Computer Horizons Corp.                     MCI Communications Corp.)
    Computer Task Group, Inc.                 Syntel, Inc.
    Information Management Resources, Inc.    Tanning Technology Corporation
    Infosys. Inc.                             Tata Consultancy Services
    IBM Global Services                       Whitman-Hart, Inc.
    Keane, Inc.

RESOURCE GROUP

Shared Business Services began operations in the United States in 1994 as an internal services business. The shared service center in Allentown, Pennsylvania provides centralized functions covering broad finance and administrative services formerly supplied within each IMS Health division in the United States and Canada, but at lower cost with higher levels of service. In 1998 effective with the Cognizant Spin-off, the center began servicing NMR as an external services provider in the functions of general accounting, accounts payable, payroll and financial systems support. This servicing has continued through 1999. In 1999, the Company began to centralize certain European functions in a shared service center in Cham, Switzerland.

FOREIGN OPERATIONS

As indicated above, IMS Health and its subsidiaries engage in a significant portion of their business outside of the United States. IMS Health's foreign operations are subject to the usual risks inherent in carrying on business outside of the United States, including fluctuation in relative currency values, possible nationalization, expropriation, price controls and other restrictive government actions. IMS Health believes that the risk of nationalization or expropriation is reduced because its products are software, services and information, rather than the production of products that require manufacturing facilities or the use of natural resources.

INTELLECTUAL PROPERTY

IMS Health owns and controls a number of trade secrets, confidential information, trademarks, trade names, copyrights, patents and other intellectual property rights which, in the aggregate, are of material importance to its business. Management believes that the "IMS" name and related names, marks and logos are of material importance to IMS Health. IMS Health is licensed to use certain technology and other intellectual property rights owned and controlled by others, and similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by IMS Health. The technology and other intellectual property rights licensed by IMS Health are of importance to its business, although management of IMS Health believes that IMS Health's business, as a whole, is not dependent upon any one intellectual property or group of such properties.

The names of IMS Health's and its subsidiaries' products and services referred to herein are trademarks, service marks, registered trademarks or registered service marks owned by or licensed to IMS Health or one of its subsidiaries.

                    RELATIONSHIPS BETWEEN IMS HEALTH AND NMR
  AND AMONG IMS HEALTH, DUN & BRADSTREET AND ACNIELSEN AFTER THE 1998 AND 1996
                                 DISTRIBUTIONS

COGNIZANT SPIN-OFF (1998)

Prior to the Cognizant Spin-off, IMS Health and Cognizant (which changed its name to Nielsen Media Research, Inc. ("NMR")) entered into certain agreements governing their relationship subsequent to the Cognizant Spin-off and providing for the allocation of certain liabilities and obligations arising from periods prior to the Cognizant Spin-off, including those obligations and liabilities that arose in connection with the D&B Spin-off. The following descriptions summarize certain terms of such agreements, but are qualified by reference to the texts of such agreements, which are incorporated by reference to the Exhibits to this Form 10-K.

1998 Distribution Agreement. NMR and IMS Health entered into a Distribution Agreement (the "1998 Distribution Agreement") providing for, among other things, certain corporate transactions required to effect the Cognizant Spin-off and other arrangements between NMR and IMS Health subsequent to the Cognizant Spin-off.

In particular, the 1998 Distribution Agreement defines the assets and liabilities which were allocated to and assumed by IMS Health and those which were allocated to and assumed by NMR. All assets were transferred without any representation or warranty, "as is-where is", and the relevant transferee bears the risk that any necessary consent to transfer was not obtained.

The 1998 Distribution Agreement provides for, among other things, assumption of liabilities and cross indemnities designed to allocate generally, effective as of the 1998 Distribution Date, financial responsibility for the liabilities arising out of or in connection with (i) Cognizant's businesses (i.e. NMR) and certain other specified liabilities and (ii) all other liabilities to IMS Health. Pursuant to the terms of the 1996 Distribution Agreement (the "1996 Distribution Agreement") among Cognizant, Dun & Bradstreet and ACNielsen Corporation ("ACNielsen"), as a condition to the 1998 Distribution, IMS Health and NMR were required to and did undertake to be jointly and severally liable to Dun & Bradstreet and ACNielsen for any liabilities arising thereunder. The 1998 Distribution Agreement allocates between IMS Health and NMR the financial responsibility for such liabilities including contingent liabilities related to certain prior business transactions and certain liabilities to Dun & Bradstreet that may arise in connection with the D&B Spin-off.

Among other things, IMS Health and NMR agreed to an allocation of certain potential liabilities in connection with the action filed by Information Resources, Inc. described in Note 16 of the Notes to Consolidated Financial Statements in the 1999 Annual Report to Shareholders and referred to in Item 3 Legal Proceedings (the "IRI Action"). IMS Health and NMR have agreed that, as between themselves, IMS Health will assume 75%, and NMR will assume 25%, of any payments to be made by NMR in respect of the IRI Action under the 1996 Indemnity and Joint Defense Agreement among Cognizant, Dun & Bradstreet and ACNielsen (the "IJDA") including any legal fees and expenses incurred in 1999 or thereafter. IMS Health agreed to be fully responsible for any legal fees and expenses incurred during 1998. NMR's aggregate liability to IMS Health for payments in respect of the IRI Action and certain other specified contingent liabilities is not to exceed $125 million.

In addition, pursuant to the 1998 Distribution Agreement, on the 1998 Distribution Date, NMR contributed to IMS Health all cash in NMR accounts other than (i) cash required by NMR to satisfy certain specified obligations and (ii) such additional cash as was necessary for the net borrowings of NMR (excluding the items referred to in clause (i)) to be $300 million as of the 1998 Distribution Date.

The 1998 Distribution Agreement provides that neither NMR nor IMS Health will take any action that would jeopardize the intended tax consequences of the Cognizant Spin-off. Specifically, each company agreed to maintain its status as a company engaged in the active conduct of a trade or business, as defined in
Section 355(b) of the Internal Revenue Code, until the second anniversary of the 1998 Distribution Date. As part of the request for a ruling that the Cognizant Spin-off will be tax free for Federal income tax purposes, each company represented to the Internal Revenue Service that, subject to certain exceptions, it had no plan or intent to liquidate, merge or sell all or substantially all of its assets. As a result, the Company may not initiate any action leading to a change of control, and in the case of a change in control, the foregoing representations, and the ruling based thereon, could be called into question. As a result, the acquisition of control of the Company prior to July 1, 2000 may be more difficult or less likely to occur because of the potential substantial contractual damages associated with a breach of such provisions of the 1998 Distribution Agreement. In October 1999, NMR was acquired by VNU N.V. and is now a wholly owned subsidiary of VNU N.V. NMR received an opinion of counsel to the effect that the acquisition of NMR by VNU N.V. will not affect the tax-free treatment of the Cognizant Spin-off. VNU N.V. has guaranteed NMR's obligation to indemnify the Company in the event such acquisition does affect the tax-free treatment of the Cognizant Spin-off.

1998 Tax Allocation Agreement. NMR and IMS Health entered into a Tax Allocation Agreement under which IMS Health agreed to pay any taxes, or receive any refunds or credits of taxes, shown as due on a U.S. federal, state or local income or franchise tax return for a taxable period beginning prior to the 1998 Distribution Date. Any subsequent adjustment of such taxes will be allocated to IMS Health if such adjustment relates to IMS Health's business and to NMR if such adjustment relates to the NMR business, except that any adjustment of such taxes attributable to tax items or positions initially determined by NMR's corporate office will be allocated to IMS Health.

All taxes other than U.S. federal, state and local income and franchise taxes will be the responsibility of IMS Health if they are attributable to IMS Health's business and of NMR if they are attributable to NMR's business.

For taxable periods beginning on or after the 1998 Distribution Date, IMS Health and NMR will be responsible for their own taxes.

1998 Employee Benefits Agreement. NMR and IMS Health entered into an Employee Benefits Agreement (the "1998 Employee Benefits Agreement), which allocates responsibility for certain employee benefits matters on and after the 1998 Distribution Date. Among other things, the 1998 Employee Benefits Agreement requires that the Company adopt a defined pension plan, nonqualified supplemental pension plans and welfare plans for the benefit of IMS Health employees and former employees. NMR is required to continue to sponsor its current defined benefit pension plans and welfare plans for the benefit of employees and former employees and will retain the liability for benefits under NMR nonqualified supplemental pension plans for such employees. NMR and IMS Health will each generally retain the severance liabilities of their respective employees who terminated employment prior to the 1998 Distribution Date. Assets and liabilities of the Cognizant Pension Plan attributable to the Company's employees and retirees were transferred to a plan maintained by the Company.

Amended and Restated Transition Services Agreement. NMR, IMS Health, Dun & Bradstreet, R.H. Donnelley, Inc., ACNielsen and Gartner entered into an Amended and Restated Transition Services Agreement pursuant to which such parties have agreed to certain basic terms governing the provision by Dun & Bradstreet to the other parties of insurance and risk management services for a transitional period after the 1998 Distribution Date. The Amended and Restated Transition Services Agreement amends and restates in its entirety the Transition Services Agreement dated as of October 28, 1996 among Cognizant, Dun & Bradstreet and ACNielsen entered into in connection with the D&B Spin-off and includes Gartner as a party to such agreement.

D&B SPIN-OFF (1996)

Prior to the D&B Spin-off, Dun & Bradstreet, Cognizant and ACNielsen entered into certain agreements governing their relationship subsequent to the D&B Spin-off and providing for certain liabilities and obligations arising from periods prior to the D&B Spin-off. The following descriptions summarize certain terms of certain of those agreements, but are qualified by reference to the texts of such agreements, which are incorporated by reference to the Exhibits to this Form 10-K.

1996 Distribution Agreement. Dun & Bradstreet, Cognizant and ACNielsen entered into the 1996 Distribution Agreement providing for, among other things, assumptions of liabilities and cross indemnities designed generally to allocate to Dun & Bradstreet, effective as of November 1, 1996 (the "1996 Distribution Date"), financial responsibility for all liabilities of Dun & Bradstreet except for certain liabilities arising out of or in connection with the businesses that became part of Cognizant or ACNielsen as a result of the D&B Spin. Similarly, the 1996 Distribution Agreement provided for the allocation generally to Dun & Bradstreet of the financial responsibility for the liabilities arising out of or in connection with then-former businesses, including those formerly conducted by or associated with Cognizant or ACNielsen, provided that liabilities related to certain prior business transactions were allocated to Cognizant if such liabilities exceed certain specified amounts. See Note 16 to Consolidated Financial Statements in the 1999 Annual Report to Shareholders referred to in
Item 3 Legal Proceedings.

1996 Tax Allocation Agreement. Dun & Bradstreet, Cognizant and ACNielsen entered into a Tax Allocation Agreement (the "1996 Tax Allocation Agreement"). Except as otherwise provided in the 1996 Distribution Agreement, the 1996 Tax Allocation Agreement provided, among other things, that Dun & Bradstreet must pay Dun & Bradstreet's entire consolidated tax liability for the tax years that Cognizant and ACNielsen were included in Dun & Bradstreet's consolidated Federal income tax return. For periods prior to the 1996 Distribution Date, Dun & Bradstreet is generally liable for state and local taxes measured by income or imposed in lieu of income taxes. The 1996 Tax Allocation Agreement allocated liability to Dun & Bradstreet, Cognizant and ACNielsen for their respective shares of other state and local taxes, as well as any foreign taxes attributable to periods prior to the 1996 Distribution Date.

Indemnity and Joint Defense Agreement. Under the IJDA, ACNielsen assumed exclusive liability for the IRI Liabilities up to a specified amount (the "ACN Maximum Amount"), which is to be calculated at the time such liabilities, if any, become payable, and that Cognizant and Dun & Bradstreet will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

1996 Employee Benefits Agreement. Dun & Bradstreet, Cognizant and ACNielsen entered into an Employee Benefits Agreement (the "1996 Employee Benefits Agreement"). The 1996 Employee Benefits Agreement provided, among other things, that Dun & Bradstreet retains responsibility for (i) benefits owed to former employees who terminated employment with Historical D&B on or prior to the 1996 Distribution Date under Dun & Bradstreet's defined benefit pension plan, defined contribution savings plan and welfare plans; (ii) all benefits under Dun &Bradstreet's nonqualified supplemental pension plans that were vested prior to the 1996 Distribution Date; (iii) unexercised Dun & Bradstreet stock options held by Dun & Bradstreet employees and retirees and disabled employees as of the 1996 Distribution Date, which options were adjusted to reflect the 1996 Distribution; and (iv) all employee benefits litigation liabilities that were asserted prior to the 1996 Distribution Date (but not such liabilities that relate to the retirement and savings plan assets of Cognizant or ACNielsen employees that were transferred to Cognizant and ACNielsen, respectively).

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information and statements provided by the Company may contain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. The Company cautions shareholders and investors that actual results may differ materially from those projected or suggested in any forward-looking statement as a result of a wide variety of factors, including but not limited to the factors set forth below and under the caption "Forward Looking Statement" in the company's 1999 Annual Report to Shareholders, which is incorporated herein by reference:

      o Results could be affected by the costs and other effects of litigation and other contingencies involving the Company. In particular, management of the Company is unable to predict at this time the final outcome of the IRI Action or the EC Matter described in "Note 16. Contingencies" of the Notes to Consolidated Financial Statements in the 1999 Annual Report to Shareholders, or whether the resolution of these matters could materially affect the Company's results of operations, cash flows or financial position.

      o The Company has been informed by Dun & Bradstreet that the IRS is currently reviewing Dun & Bradstreet's utilization of certain capital losses during 1989 and 1990. Dun & Bradstreet expects that an assessment will be issued from the IRS during the second quarter of 2000. At that time, Dun & Bradstreet will consider its options, which includes satisfying its obligation to the IRS for its share of the liability. The Company has estimated that Dun & Bradstreet's total cash liability to the IRS if an assessment is made and the IRS prevails would be approximately $451,000 for taxes and accrued interest net of tax benefit. Under the terms of the 1996 Distribution Agreement, the Company is liable to pay half of such taxes and interest owed to the IRS to the extent that D&B's total liabilities exceed $137,000. A portion of the Company's liability would in turn be shared with NMR under the 1998 Distribution Agreement. The Company estimates that its share of the liability were the IRS to prevail would be approximately $140,000, net tax of benefit and NMR's contribution obligation. This liability has been included in Accrued Income Taxes at December 31, 1999.

      o The Company operates globally, deriving 58% of its $1,397,989 in revenue and 81% of its $339,023 in operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar-denominated operating results. Emerging markets tend to be considerably less stable than established markets, which may further contribute to volatility in operating results. In addition, the Company is subject to the usual risks inherent in carrying on business in certain countries outside the United States, including possible nationalization, expropriation, price controls or other restrictive government actions. Management believes that the risk of nationalization or expropriation is reduced because its basic service is the delivery of information, rather than the production of products which require manufacturing facilities or use of natural resources.

      o Although an important aspect of the Company's business strategy is growth through acquisitions or joint ventures, there can be no assurance that management of the Company will be able to identify and consummate acquisitions or joint ventures on satisfactory terms. Furthermore, every acquisition or joint venture will entail some degree of uncertainty and risk, and even if consummated, may not produce the operating results or increases in value over time which were expected at the time of acquisition or joint venture.

      o The Company competes in businesses which demand or sell sophisticated information systems, software and other technology, including the technology utilized to deliver products and services. The types of systems which the Company's businesses require or sell can be expected to be subject to refinements, some of which may be major, as such systems and underlying technologies are upgraded or advanced or new technologies are introduced. There can be no guarantee that as various systems and technologies become outdated, the Company will be able to replace them, to replace them as quickly as the Company's competition or develop and market new and better products and services and technology in the future on time and on a cost-effective basis. Further there can be no guarantee regarding the degree and rate which customers will adopt new technologies or products that may result in the Company not achieving the benefits that might have been anticipated from such new technologies or products.

      o Currently, the Company's assets include a majority interest in CTS, an equity investment in Gartner, (which at December 31, 1994 consisted of 6,904,457 Gartner Class A share and warrants to purchase a further 599,400 Gartner Class A shares), as well as, directly or through its investment in various limited partnerships, shares of various other companies, both public and private. It can be expected that variations in the market value of these securities, including the CTS and Gartner shares, as well as the Company's decision to make future investments and, if made, the return on these investments, will have an impact on the trading prices of the Company's Common Stock. The results of operations of CTS may be subject to the various factors described in its respective reports filed with the SEC from time to time.

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

      o Certain of the data services provided by the Company relate to the diagnosis and treatment of disease, including prescription data. The use of anonymized patient-specific information is anticipated to be an increasingly important tool in the design, development and marketing of pharmaceuticals. Recently, there have been a number of regulatory and legislative initiatives in the area of medical privacy at the federal, state and foreign government levels. Most of these initiatives seek to place restrictions on the use and disclosure of patient-identifiable information without consent and, in some cases, seek to extend restrictions to non-patient-identifiable information or the process of anonymizing data. In addition, there are initiatives that seek to restrict access to this information to non-commercial uses. To protect privacy, no individual patient is identified in any IMS database so that many of these initiatives would not apply to the Company's business. However there can be no assurance that these initiatives or future initiatives would not adversely affect the Company's ability to generate or assemble data or to develop or market current or future products or services.

      o The Company's computer systems and software applications include date information and therefore are susceptible to the "Year 2000 issue." For a description of the Company's Year 2000 initiative see "Financial Review" in the 1999 Annual Report to Shareholders.

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

                        --------------------------------

The names of the Company's products used in this report are trademarks or registered trademarks of IMS Health Incorporated or one of its subsidiaries. Additional information is incorporated by reference to "Note 18. Operations by Business Segment" on Pages 34 - 36 of the 1999 Annual Report to Shareholders.

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

      Owned properties located outside the United States include eleven facilities: one property each in Buenos Aires, Argentina; Crows Nest, Australia; Innsbruck, Austria; Brussels, Belgium; Santiago, Chile; Lisbon, Portugal; Caracas, Venezuela; and London, Loughborough, Stanmore and Pinner, England.

      The operations of this business unit are also conducted from eighteen leased offices located throughout the United States and one hundred and seven non-United States locations.

      EMERGING MARKETS

      Operations are conducted from three leased office locations in the United States.

      CTS

      Headquartered in Teaneck, New Jersey, operations are conducted from three leased office locations in the United States and fifteen non-United States locations.

      RESOURCE GROUPS/CORPORATE

      Operations are conducted from three leased office locations in Allentown, Pennsylvania; Cham, Switzerland and Westport, Connecticut.

ITEM 3. LEGAL PROCEEDINGS

      Reference is made to "Note 16 Contingencies" of Notes to Consolidated Financial Statements on Pages 32 and 33 of the 1999 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT*

Officers are elected by the Board of Directors to hold office until their respective successors are chosen and qualified. Listed below are the executive officers of the registrant at March 15, 2000 and brief summaries of their business experience during the past five years.

        Name            Title                                                Age
        ----            -----                                                ---

Robert E. Weissman      Chairman**                                           59
Victoria R. Fash        President and Chief Executive Officer**              49
Wayne P. Yetter         Chief Operating Officer                              54
James C. Malone         Senior Vice President  - Finance and Controller,
                        and Acting Chief Financial Officer                   51
Craig S. Kussman        Senior Vice President - Corporate Development        41
David H. Owen           Senior Vice President - Global Human Resources       49
David J. Stevens        Senior Vice President - General Counsel and
                        Corporate Secretary                                  50
Matthew L. Friedman     Vice President and Treasurer                         42

*     Set forth as a separate item pursuant to Items 401(b) and (e) of
      Regulation S-K.
**    Member of the Board of Directors.

Mr. Weissman has served as Chairman of the Company since February, 1998. Prior to that time, he served as Chairman and Chief Executive Officer of IMS Health Incorporated from February, 1998 to March, 1999. He previously served as Chairman and Chief Executive Officer of Cognizant Corporation from September, 1996 to July, 1998. Mr. Weissman was Chairman and Chief Executive Officer of Dun & Bradstreet from April, 1995 to October, 1996 after serving as President and Chief Executive Officer from January, 1994 to March, 1995. He was named Dun & Bradstreet's President and Chief Operating Officer in January, 1995.

Ms. Fash was appointed Chief Executive Officer in March, 1999 while maintaining her position as President. She served as President and Chief Operating Officer from February, 1998 to March, 1999. Ms. Fash served as Executive Vice President and Chief Financial Officer of Cognizant Corporation from September, 1996 to July, 1998 and Chairman and Chief Executive Officer of I.M.S. International, Inc., a subsidiary of Cognizant, from December, 1997 to July, 1998. From April, 1995 to November, 1996, Ms. Fash was Senior Vice President-Business Strategy of Dun & Bradstreet. Prior to that, she served as Vice President-Business Operations Planning of Dun & Bradstreet from May, 1994 to April, 1995.

Mr. Yetter was appointed Chief Operating Officer of IMS Health Incorporated in October, 1999. Previously, he was the President and Chief Executive Officer of Novartis Pharmaceuticals Corporation from January, 1997 to July, 1999. Mr. Yetter was President and General Manager and later President and Chief Executive Officer of Astra Merck from July, 1991 to January, 1997.

Mr. Malone was appointed Acting Chief Financial Officer of IMS Health Incorporated in December, 1999. He has served as Senior Vice President-Finance and Controller since February, 1998. He served as Senior Vice President - Finance and Controller of Cognizant Corporation from December, 1996 to July, 1998 and had been appointed Vice President Finance and Controller from September, 1996 to December, 1996. Previously, he had served as Assistant Vice President and Leader - North American Shared Transaction Services Center from February, 1995 to December, 1996 and as Vice President and Controller of Reuben
H. Donnelley Corporation, a subsidiary of Dun & Bradstreet, from 1990 to February, 1995.

Mr. Kussman was appointed Senior Vice President - Corporate Development in August, 1998 having served as Vice President - Corporate Development since June, 1998. He served as Vice President - Corporate Development of Cognizant Corporation from October, 1997 to June, 1998 and Vice President - Mergers and Acquisitions, from November, 1996 to October, 1997. Previously, he had served as Assistant Vice President - Financial Planning of Dun & Bradstreet from May, 1991 to November, 1996.

Mr. Stevens was appointed Senior Vice President - General Counsel and Corporate Secretary in May, 1999. Previously, he was General Counsel and Company Secretary of BTR plc, a global engineering company, from August, 1996 to May, 1999. Mr. Stevens was Group Legal Director and Company Secretary for Forte plc, a hotel and restaurant operator from March, 1995 to July, 1996. He served as Associate General Counsel and Assistant Secretary for Smith Klein Beecham plc from May, 1991 until March, 1995.

Mr. Owen was appointed Senior Vice President, Global Human Resources in December 1998. Previously, he operated his own business consulting firm, Owen Consultants, from January, 1998 to November, 1998. Mr. Owen was Resourcing Director of Origin BV, an information technology services company, from February, 1997 to December, 1997 and operated his own consulting firm, Owen Associate, from March, 1996 to January, 1997. From January, 1994 to March, 1996 Mr. Owen was Director, Human Resources, Service Delivery and Internal Communications at Forte plc, a hotel and restaurant operator.

Mr. Friedman was appointed Vice President and Treasurer of IMS Health Incorporated in February, 1999, having served as Interim Treasurer of the Company since July, 1998. Previously he was Assistant Treasurer of Cognizant Corporation from May, 1996 to June, 1998. Prior to that he served as Director - International Finance for Dun & Bradstreet from December, 1994 to May, 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Information in response to this Item is set forth under Dividends and Common Stock Information in the "Financial Review" on Pages 11 and 12 of the 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data required by this Item is incorporated herein by reference to the information relating to the years 1995 through 1999 set forth in the "Five-Year Selected Financial Data" on Page 38 of the 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in response to this Item is set forth in the "Financial Review" on Pages 1 to 12 of the 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information in response to this Item is set forth under Market Risk in the "Financial Review" on Page 10 and in "Note 10. Financial Instruments" on Pages 25 to 26 of the 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Schedules under Item 14 on Page 19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors" on pages 5 to 7 of the Company's Definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on April 10, 2000, except that "Executive Officers of the Registrant" on Page 15 of this report responds to Items 401(b) and (e) of Regulation S-K with respect to the company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to the section entitled "Compensation of Executive Officers" on pages 10 to 23 of the Company's Definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on April 10, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" on pages 2 to 5 of the Company's Definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on April 10, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to the sections entitled "Certain Transactions" on page 23, and "Compensation of Executive Officers" on page 22, of the Company's Definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on April 10, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   List of documents filed as part of this report.

            (1)   Consolidated Financial Statements.

                  See Index to Consolidated Financial Statements and Schedule on Page 21.

            (2)   Consolidated Financial Statement Schedule.

                  See Index to Consolidated Financial Statements and Schedule on Page 21.

            (3)   Other Financial Information.

                  Five-year Selected Financial Data. See Index to Financial Statements and Schedule on Page 21.

            (4)   Exhibits.

                  See below.

      (b)   Reports on Form 8-K.

            There were no reports filed on form 8-K during the quarter ended December 31, 1999.

      (c)   Exhibits.

            See Index to Exhibits on Pages 24 and 25, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits. Only responsive information appearing on pages 1 to 38 to Exhibit 13 is incorporated herein by reference, and no other information appearing in Exhibit 13 is or shall be deemed to be filed as part of this Form 10-K.

      (d)   Financial Statement Schedule.

            See Index to Financial Statements and Schedule on Page 21.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      IMS HEALTH INCORPORATED
                                                           (Registrant)


                                                 By:   /s/ ROBERT E. WEISSMAN
                                                     ---------------------------
                                                        (Robert E. Weissman,
                                                              Chairman)

Date:  March 17, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


           /s/ VICTORIA R. FASH                      /s/ ROBERT J. LANIGAN
  --------------------------------------       ---------------------------------
       (Victoria R. Fash, President               (Robert J. Lanigan, Director)
     and Chief Executive Officer and
     Director) (principal executive
                 officer)


           /s/ JAMES C.MALONE                        /s/ H. EUGENE LOCKHART
  --------------------------------------       ---------------------------------
     (James C. Malone, Senior Vice               (H. Eugene Lockhart, Director)
   President-Finance and Controller
  and Acting Chief Financial Officer)
  (principal financial and accounting
                 officer)


       /s/ CLIFFORD L. ALEXANDER                     /s/ M. BERNARD PUCKETT
  ---------------------------------------      ---------------------------------
   (Clifford L. Alexander, Jr., Director)        (M. Bernard Puckett, Director)


           /s/ JOHN P. IMLAY                        /s/ WILLIAM C. VAN FAASEN
  ---------------------------------------      ---------------------------------
     (John P. Imlay, Jr., Director)            (William C. Van Faasen, Director)


        /s/ ROBERT KAMERSCHEN                        /s/ ROBERT E. WEISSMAN
  ---------------------------------------      ---------------------------------
    (Robert Kamerschen, Director)                (Robert E. Weissman, Director)

Date: March 10, 2000

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

FINANCIAL STATEMENTS:

The Company's consolidated financial statements, the notes thereto and the related report thereon of PricewaterhouseCoopers LLP, independent accountants, as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998, and 1997, appearing on pages 14 to 36 of the 1999 Annual Report to Shareholders, are incorporated by reference into this Annual Report on Form 10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.

                                                                                                    PAGE
                                                                               ---------------------------------------------
                                                                                       10-K            1999 ANNUAL REPORT TO
                                                                                                            SHAREHOLDERS
                                                                               ---------------------   ---------------------
Statement of Management's Responsibility for Financial Statements............  Exhibit 13 Pg 13                   13
Report of Independent Accountants............................................  Exhibit 13 Pg 13                   13

As of December 31, 1999 and 1998:
   Consolidated Statements of Financial Position.............................  Exhibit 13 Pg 15                   15
For the years ended December 31, 1999, 1998 and 1997:
   Consolidated Statements of Income.........................................  Exhibit 13 Pg 14                   14
   Consolidated Statements of Cash Flows.....................................  Exhibit 13 Pg 16                   16
   Consolidated Statements  of Shareholders' Equity..........................  Exhibit 13 Pg 17 - 18            17 - 18
Notes to Consolidated Financial Statements...................................  Exhibit 13 Pg 19 - 36            19 - 36

Other Financial Information:
Quarterly Financial Data (Unaudited) for the years ended
    December 31, 1999 and 1998...............................................  Exhibit 13 Pg 37                   37
Management's Discussion and Analysis of Financial
    Condition and Results of Operations......................................  Exhibit 13 Pg 1-12               1 - 12
Business Segments is included in "Notes to Consolidated Financial
Statements"
Five-Year Selected Financial Data (Unaudited)................................  Exhibit 13 Pg 38                   38

SCHEDULE:
Report of Independent Accountants on Financial Statement Schedule............        22                           --
II. Valuation and Qualifying Accounts for the years ended
     December 31, 1999, 1998, and 1997.......................................        23                           --

OTHER:

IMS Health Incorporated and Subsidiaries.....................................  Exhibit 21 Pg 26-29                --

Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

        Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors
of IMS Health Incorporated:

Our audits of the consolidated financial statements referred to in our report dated February 14, 2000, appearing in the 1999 Annual Report to Shareholders of IMS Health Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in the index under Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

New York, New York
February 14, 2000

                    IMS HEALTH INCORPORATED AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1999, 1998 and 1997
                                 (In thousands)

----------------------------------------------------------------------------------------------------------

                 COL. A                      COL. B             COL. C             COL. D        COL. E

----------------------------------------------------------------------------------------------------------
                                                               ADDITIONS
----------------------------------------------------------------------------------------------------------
                                             BALANCE    CHARGED TO   CHARGED TO                  BALANCE
                                            BEGINNING   COSTS AND      OTHER                     AT END
              DESCRIPTION                   OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS    OF PERIOD
              -----------                   ---------    --------     --------    ----------    ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

   For the Year Ended December 31, 1999     $ 11,246      $   108    $ 2,035       $ 5,764(c)    $ 7,625
                                            ========      =======    =======       =======       =======
   For the Year Ended December 31, 1998     $  4,236      $ 1,828    $ 5,562(b)    $   380(c)    $11,246
                                            ========      =======    =======       =======       =======

   For the Year Ended December 31, 1997     $  6,727(a)   $   462    $     0       $ 2,953(c)    $ 4,236
                                            ========      =======    =======       =======       =======

VALUATION ALLOWANCE--DEFERRED INCOME TAXES:

   For the Year Ended December 31, 1999     $ 21,239      $10,270    $     0       $ 8,184       $23,325
                                            ========      =======    =======       =======       =======
   For the Year Ended December 31, 1998     $ 21,826      $ 4,948    $     0       $ 5,535       $21,239
                                            ========      =======    =======       =======       =======

   For the Year Ended December 31, 1997     $ 23,204      $ 6,396    $     0       $ 7,774       $21,826
                                            ========      =======    =======       =======       =======


NOTE:

(a) Amount has been restated to exclude Gartner as a discontinued operation.

(b) Includes the allowance for doubtful accounts related to the Walsh and PMSI businesses acquired in 1998.

(c) The charge-off of uncollectible accounts for which a reserve was provided in prior periods.

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

      .2 Certificate of Amendment of Restated Certificate of Incorporation of IMS Health Incorporated dated March 22, 1999 (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ending March 31, 1999 filed on May 17, 1999, file number 001-14049).

      .3 Amended and Restated By-laws of IMS Health Incorporated (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed on June 12, 1998, file number 001-14049).

10 Material Contracts

      .1 Distribution Agreement between Cognizant Corporation and IMS Health Incorporated, dated as of June 30, 1998.+

      .2 Tax Allocation Agreement between Cognizant Corporation and IMS Health Incorporated, dated as of June 30, 1998.+

      .3 Employee Benefits Agreement between Cognizant Corporation and IMS Health Incorporated, dated as of June 30, 1998.+

      .4 Amended and Restated Transition Services Agreement among The Dun & Bradstreet Corporation, The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner Group, Inc., dated as of June 30, 1998.+

      .5 1998 IMS Health Incorporated Non-Employee Directors' Stock Incentive Plan, as adopted effective July 1, 1998.+*

      .6 1998 IMS Health Incorporated Non-Employee Directors' Deferred Compensation Plan, as adopted effective July 1, 1998.+*

      .7 Amended and Restated 1998 IMS Health Incorporated Employees' Stock Incentive Plan, effective as of July 20, 1999 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999 filed on November 15, 1999, file number 001-14049).*

      .8 1998 IMS Health Incorporated Replacement Plan for Certain Employees Holding Cognizant Corporation Equity-Based Awards, as adopted effective July 1, 1998.+*

      .9 1998 IMS Health Incorporated Replacement Plan for Certain Non-Employee Directors Holding Cognizant Corporation Equity-Based Awards, as adopted effective July 1, 1998.+*

      .10   Form of Non-Employee Directors' Stock Option Agreement.+*

      .11   Form of Non-Employee Directors' Restricted Stock Agreement.+*

      .12   Form of Restricted Stock Unit Agreements.+*

      .13   Form of Stock Option Agreement.+*

      .14   Form of Purchased Option Agreement.+*

      .15 Forms of Change-in-Control Agreement for Certain Executives of IMS Health Incorporated.+*

      .16 IMS Health Incorporated Employee Protection Plan, as adopted effective December 1, 1998.+*

      .17 IMS Health Incorporated Executive Annual Incentive Plan, as adopted effective July 1, 1998.+*

      .18 IMS Health Incorporated Supplemental Executive Retirement Plan, as adopted effective July 1, 1998.+*

      .19 IMS Health Incorporated Retirement Excess Plan, as adopted effective July 1, 1998.+*

      .20 Rights Agreement dated as of June 15, 1998 between IMS Health Incorporated and First Chicago Trust Company of New York.+

      .21 IMS Health Incorporated Savings Equalization Plan, as adopted effective July 1, 1998.+*

      .22 Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert E. Weissman, dated as of January 1, 2000.*

      .23 Amended and Restated Employment Agreement by and between IMS Health Incorporated and Victoria R. Fash, dated as of January 1, 2000.*

      .24   Undertaking of IMS Health Incorporated, dated June 30, 1998.+

      .24.1 Distribution Agreement among R.H. Donnelley Corporation (p.k.a. The
            Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997, file number 1-7155).

      .24.2 Tax Allocation Agreement among R.H. Donnelley Corporation (p.k.a.
            The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997, file number 1-7155).

      .24.3 Employee Benefits Agreement among R.H. Donnelley Corporation (p.k.a.
            The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997, file number 1-7155).

      .24.4 Indemnity and Joint Defense Agreement among R.H. Donnelley
            Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit

            10(aa) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997, file number 1-7155).

      .25 Distribution Agreement between IMS Health Incorporated and GartnerGroup Inc., dated as of June 17, 1999 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999 filed on August 10, 1999, file number 001-14049).

      .26 Agreement and Plan of Merger among GartnerGroup Inc., IMS Health Incorporated and GRGI, Inc. dated as of June 17, 1999 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999 filed on August 10, 1999, file number 001-14049).

      .27 IMS Health Incorporated Executive Deferred Compensation Plan, dated July 20, 1999 (incorporated by reference to Exhibit 10.4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999 filed on November 15, 1999, file number 001-14049).*

      .27.1 Selected portions of the Prospectus Supplement, dated September 27,
            1999 setting forth certain terms and conditions of the Executive Deferred Compensation Plan for U.S. employees (incorporated by reference to Exhibit 10.4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999 filed on November 15, 1999, file number 001-14049).*

      .27.2 Selected portions of the Private Placement Memorandum, dated
            September 27, 1999 setting forth certain terms and conditions of the Executive Deferred Compensation Plan for U.S. employees (incorporated by reference to Exhibit 10.4.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999 filed on November 15, 1999, file number 001-14049).*

      .28 First Amendment to the IMS Health Incorporated Supplemental Executive Retirement Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999 filed on November 15, 1999, file number 001-14049).*

      .29 First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated September 1, 1999 (incorporated by reference to Exhibit
            10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999 filed on November 15, 1999, file number 001-14049).*

      .30 First Amendment to the IMS Health Incorporated Savings Equalization Plan, dated September 1, 1999 (incorporated by reference to Exhibit
            10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999 filed on November 15, 1999, file number 001-14049).*

      .31 Second Amendment to the IMS Health Incorporated Savings Equalization Plan, dated October 1, 1999.

      .32 Second Amendment to the IMS Health Incorporate Retirement Excess Plan, dated October 1, 1999.

      .33 Second Amendment to the IMS Health Supplemental Executive Retirement Plan, dated October 1, 1999.

      .34 Promissory Note Agreement, dated January 3, 2000, by Victoria R. Fash in favor of IMS Health Incorporated*

      .35 Stock Pledge Agreement, dated January 3, 2000, between Victoria R. Fash and IMS Health Incorporated*

      .36   IMS Health European Deferred Compensation Plan, dated December 1,
            1999*

13    1999 Annual Report to Shareholders.

21    List of Active Subsidiaries as of December 31, 1999.

23    Consent of Independent Accountants.

27    Financial Data Schedules.

--------------------------------------------------------------------------------

      + (Incorporated by reference to the corresponding exhibit number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999, file number 001-14049)

      *     Management contract or compensatory plan or arrangement