Form 10-Q
period 2000-03-31
IMS HEALTH INC
filed 2000-05-15
CIK 1058083

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

For the quarterly period ended MARCH 31, 2000
                               --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          TITLE OF CLASS                       SHARES OUTSTANDING
          COMMON STOCK,                         AT JUNE 30, 1998
     ------------------------                  ------------------
     par value $.01 per share                      297,209,026

================================================================================

                             IMS HEALTH INCORPORATED

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                            PAGE(S)
-----------------------------                                            -------

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income
   Three Months Ended March 31, 2000 and 1999 ...........................     2

Condensed Consolidated Statements of Comprehensive Income
   Three Months Ended March 31, 2000 and 1999 ...........................     3

Condensed Consolidated Statements of Financial Position
   March 31, 2000 and December 31, 1999 .................................     4

Condensed Consolidated Statements of Cash Flows
   Three Months Ended March 31, 2000 and 1999 ...........................     5

Notes to Condensed Consolidated Financial Statements ....................  6-16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ............................. 17-26

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......    27

PART II.  OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS ...............................................    28

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .......................    28

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............    28

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................    29

SIGNATURES ..............................................................    30

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollar amounts in thousands, except per share data)


                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                       ------------------------------
                                                                                            2000             1999
                                                                                       ---------------- -------------
OPERATING REVENUE                                                                        $   352,523     $   313,242

Operating Costs                                                                              139,809         138,673
Selling and Administrative Expenses                                                          111,877          94,089
Depreciation and Amortization                                                                 25,777          25,770
----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                              75,060          54,710
----------------------------------------------------------------------------------------------------------------------
Interest Income                                                                                1,107           1,799
Interest Expense                                                                              (1,333)           (258)
Gains from Dispositions--Net                                                                  49,442           7,977
Other Expense--Net                                                                            (8,708)         (3,907)
----------------------------------------------------------------------------------------------------------------------
Non-Operating Income--Net                                                                     40,508           5,611
----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before Provision for Income Taxes                          115,568          60,321
Provision for Income Taxes                                                                   (32,716)        (16,528)
----------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                                             82,852          43,793
Income from Discontinued Operations, Net of Income Taxes of $5,168
   for March 31, 1999                                                                             --          13,694
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                               $    82,852     $    57,487
----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK:
     Income from Continuing Operations                                                   $      0.28     $      0.13
     Income from Discontinued Operations                                                          --            0.05
----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK                                                 $      0.28     $      0.18
----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK:
     Income from Continuing Operations                                                   $      0.27     $      0.13
     Income from Discontinued Operations                                                          --            0.04
----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK                                               $      0.27     $      0.17
----------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding--Basic                                     299,916,000     317,866,000
Dilutive Effect of Shares Issuable as of Period-End
   Under Stock Option Plans                                                                3,869,000       7,933,000
Adjustment of Shares Outstanding Applicable to Exercised
   Stock Options during the period                                                            36,000         520,000
----------------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding--Diluted                                            303,821,000     326,319,000
----------------------------------------------------------------------------------------------------------------------


See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).


IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands)


                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                             ----------------------------
                                                                                                 2000           1999
                                                                                             -------------- --------------
Net Income                                                                                       $ 82,852     $ 57,487
Other Comprehensive Income, Net of Taxes:
     Foreign Currency Translation Adjustments Losses                                               (9,617)     (20,888)
     Unrealized Gains/(Losses) on Securities:
         Unrealized Holding Gains/(Losses) on Securities Arising During the Period:
           Other (Net of Tax  Expense/(Benefit)  of  $32,620  and ($805) for 2000 and 1999,
           respectively)                                                                           51,992       (2,132)
           Gartner  Shares Held For Sale (Net of Tax Benefit of $1,209 for 2000)                    2,247           --
      Less: Reclassification Adjustment for Gains included in Net Income (Net of Tax
       Expense of $4,757 and $2,802 for 2000 and 1999, respectively).                             (12,603)      (7,423)
-----------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains/(Losses) on Investments                                                 41,636       (9,555)
-----------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Income/(Loss), Net of Tax                                                32,019      (30,443)
-----------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                             $114,871     $ 27,044
=======================================================================================================================

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).


The Company has significant investments outside of the United States. Therefore, changes in the value of foreign currencies affect the Company's Condensed Consolidated Financial Statements when translated into U.S. dollars. The currency translation adjustment excludes the offsetting impact of the Company's hedging program. (See Note 8 to the Condensed Consolidated Financial Statement).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) (Dollar amounts in thousands, except per share data)


                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    2000              1999
                                                                                -------------    ----------------
ASSETS:
CURRENT ASSETS:
Cash and Cash Equivalents                                                       $    83,019       $   115,875
Accounts Receivable-Net                                                             288,672           284,679
Other Current Assets                                                                105,175           109,908
Net Assets from Discontinued Operations                                              99,234            96,988
-----------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                       576,100           607,450
-----------------------------------------------------------------------------------------------------------------
SECURITIES AND OTHER INVESTMENTS                                                    199,719           127,415
PROPERTY, PLANT AND EQUIPMENT-NET                                                   164,313           169,190
OTHER ASSETS-NET:
Computer Software                                                                   171,500           174,974
Goodwill                                                                            331,933           339,491
Other Assets                                                                         39,110            32,236
-----------------------------------------------------------------------------------------------------------------
         Total Other Assets-Net                                                     542,543           546,701
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $ 1,482,675       $ 1,450,756
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable                                                                $    44,689       $    44,577
Accrued and Other Current Liabilities                                               155,260           196,375
Short Term Debt                                                                     164,955           134,663
Accrued Income Taxes                                                                238,065           211,592
Deferred Revenues                                                                   121,731           136,196
-----------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                  724,700           723,403
-----------------------------------------------------------------------------------------------------------------
DEFERRED TAXES                                                                       38,299             4,726
POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS                                         27,330            27,429
OTHER LIABILITIES                                                                    73,380            76,617
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                   863,709           832,175
-----------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS                                                                  126,764           124,875
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $.01, Authorized 800,000,000 Shares;
Issued 335,045,390 Shares at March 31, 2000 and December 31, 1999,                    3,350             3,350
      respectively
Capital in Excess of Par                                                            738,883           738,993
Retained Earnings                                                                   881,332           804,452
Treasury Stock, at Cost, 37,836,364 and 32,901,441 Shares at
     March 31, 2000 and December 31, 1999, respectively                          (1,124,023)       (1,013,730)
Cumulative Translation Adjustment                                                  (105,852)          (96,235)
Unrealized Gains on Gartner Group Shares Held for Sale, Net of Tax                   17,812            15,565
Unrealized Gains on Investments, Net of Tax                                          80,700            41,311
-----------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                          492,202           493,706
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 1,482,675       $ 1,450,756
-----------------------------------------------------------------------------------------------------------------



See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------------------
                                                                                       2000                  1999
                                                                                --------------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                     $ 82,852             $ 57,487
     Less Income from Discontinued Operations                                             --              (13,694)
-----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                     82,852               43,793
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and Amortization                                                    25,777               25,770
     Gains from Sale of Investments, Net                                             (49,442)              (7,977)
     Benefit Payments                                                                   (642)              (6,968)
     Non-Recurring Charge Payments                                                      (955)                (955)
     Net Increase in Accounts Receivable                                             (10,321)             (34,170)
     Net (Decrease)/Increase in Deferred Revenues                                    (12,332)               2,691
     Minority Interests                                                                4,144                3,202
     Deferred Income Taxes                                                             2,222               (3,296)
     Net Increase in Accrued Income Taxes                                             24,228                3,061
     Net Decrease in Accrued and Other Current Liabilities                           (36,978)             (14,461)
     Other Working Capital Items                                                       1,962               (3,619)
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             30,515                7,071
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from Sale of Investments, Net                                           58,179               16,282
     Acquisition and Integration Payments                                             (4,386)             (11,180)
     Payments for Acquisition of Businesses                                               --               (3,100)
     Capital Expenditures                                                             (5,607)              (8,545)
     Additions to Software                                                            (9,294)             (13,517)
     Net Increase in Other Investments                                               (14,959)              (9,719)
     Other Investing Activities - Net                                                 (3,971)               2,509
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY / (USED) IN INVESTING ACTIVITIES                                 19,962              (27,270)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments for Purchase of Treasury Stock                                        (117,251)             (95,354)
     Proceeds from Exercise of Stock Options                                           4,787               13,524
     Dividends Paid                                                                   (5,972)              (6,354)
     Proceeds from Employee Stock Purchase Plan                                        1,001                1,983
     Short-Term Borrowings                                                            76,383               45,540
     Short-Term Debt Repayments                                                      (40,500)             (38,431)
     Other Financing Activities - Net                                                   (421)                 171
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                (81,973)             (78,921)
-----------------------------------------------------------------------------------------------------------------------
 Effect of Exchange Rate Changes on Cash and Equivalents                              (1,360)              (1,003)
 Effect of Change in Year End of the IMS Operating Units                                  --               30,664
-----------------------------------------------------------------------------------------------------------------------
 Decrease in Cash and Cash Equivalents                                               (32,856)             (69,459)
 Cash and Cash Equivalents, Beginning of Period                                      115,875              206,390
-----------------------------------------------------------------------------------------------------------------------
 Cash and Cash Equivalents, End of Period                                           $ 83,019             $136,931
-----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid during the Period for Interest                                            $  1,238             $    340
Cash Paid during the Period for Income Taxes                                        $ 12,899             $ 21,295



See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED) (Dollar amounts in thousands, except per share data)

NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes of IMS Health Incorporated (the "Company" or "IMS Health") in the 1999 Annual Report on Form 10-K. Accordingly, the accompanying condensed consolidated financial statements do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Certain prior-period amounts have been reclassified to conform to the 2000 presentation.

NOTE 2. BASIS OF PRESENTATION

IMS Health is the world's leading provider of information solutions to the pharmaceutical and healthcare industries. IMS Health operates in 101 countries and its key products and services include:

o Market research for prescription and over-the-counter pharmaceutical products;

o    Sales management information to optimize sales force productivity;

o Pharmaceutical relationship management solutions for sales and marketing decision making;

o Technology systems and information services that support managed care organizations; and

o    IT application development, integration and management services.

At March 31, 2000, IMS Health consists of (a) the IMS segment ("IMS"), which consists of the market information and decision support services business for the pharmaceutical and healthcare industries conducted by IMS Health and various subsidiaries including IMS Health Strategic Technologies, Inc. ("Strategic Technologies"); (b) Emerging Markets, which consists of the operations of ERISCO Managed Care Technologies, Inc. ("Erisco") and Enterprise Associates LLC ("Enterprises"), the Company's venture capital unit, and (c) a controlling interest in Cognizant Technology Solutions Corporation ("CTS").

The condensed consolidated financial statements of the Company have been reclassified for the periods presented to reflect the Gartner Group Inc. ("Gartner") equity investment as a discontinued operation (See Note 3).

NOTE 3. INVESTMENT IN GARTNER GROUP STOCK

On November 11, 1998, the Company announced that its Board of Directors had approved a plan to spin-off substantially all of its equity ownership of Gartner (the "Gartner Spin-Off"). As provided for under the Distribution Agreement, entered into between Gartner and the Company, 40,689,648 Gartner Class A Shares were converted into an equal number of Gartner Class B Shares. As a result of the then proposed Gartner Spin-Off, the Company at the time ceased

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED) (Dollar amounts in thousands, except per share data)

recognition of gains in accordance with Securities and Exchange Commission Staff Accounting Bulletin 51 ("SAB 51") in the fourth quarter of 1998.

On July 16, 1999, subject to Gartner shareholder approval, the IMS Health and Gartner Boards of Directors approved the final plan, terms and conditions governing the spin-off of the Company's investment in Gartner. Upon Gartner shareholder approval, which was obtained on July 16, 1999, in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the condensed consolidated financial statements of the Company were reclassified to reflect the Gartner equity investment as a discontinued operation for the periods presented.

On July 16, 1999, the Company's Board of Directors declared a dividend of all Gartner Class B Shares, which was distributed on July 26, 1999 to holders of the Company's Common Stock of record as of July 17, 1999. The transaction was structured as a tax-free distribution of Gartner stock to IMS Health shareholders and the Company received a favorable ruling from the Internal Revenue Service ("IRS"). The distribution consisted of 0.1302 Gartner Class B Shares for each outstanding share of the Company's Common Stock (the "Gartner Distribution").

The Company's remaining investment in Gartner consists of 6,909,457 Gartner Class A Shares and warrants to purchase a further 599,400 Gartner Class A Shares (at a cost basis of $81,422). Under the terms of the IRS ruling, the Company must monetize the remaining position in Gartner. Accordingly, the net assets from discontinued operations in the amount of $99,234 are included in current assets at March 31, 2000. The Company's Gartner Class A shares have been accounted for as "available for sale" securities in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The unrealized gain as of the date of the Gartner Distribution (based on a per share price of $22.75 on Gartner Stock, the price at the time of the Gartner Distribution) was $51,716 (net of taxes of $27,847), and was recorded as Other Comprehensive Income and included as a component of Shareholders' Equity. Subsequent changes in the per share price of Gartner Stock from the date of the Gartner Distribution to March 31, 2000 (based on a per share price of $15.75 of Gartner Stock at March 31, 2000) generated an unrealized loss of $33,904 from the date of the Gartner Distribution(net of taxes of $18,256), which was also recorded as Other Comprehensive Income and included as a component of Shareholders' Equity. Upon sale of these securities, the unrealized gain related to those securities measured based on the value of the Gartner shares as of the date of the Gartner Distribution will be recognized in Discontinued Operations. The unrealized gains or losses in the fair value subsequent to the date of the Gartner Distribution will be recognized in Continuing Operations as shares are sold. There were no sales of Gartner shares during the three months ended March 31, 2000.

NOTE 4. DISPOSITIONS

During the first quarter of 2000, the Company recorded $49,442 of pre-tax net gains due primarily to the sale of investments in American Cellular, Aspect Development, Inc., Mercator

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED) (Dollar amounts in thousands, except per share data)

Software Inc. and Viant Corporation that were part of the Enterprises portfolio. Cash received, net of costs to dispose, amounted to $58,179 in the quarter.

During the first quarter of 1999, the Company recorded $7,977 of pre-tax net gains from the sale of investments. This reflects primarily the sale of Enterprises investments in Oasis, Pegasus Systems Inc., Aspect Development and Internet Securities offset by the loss on the sale of SSJ K.K. Cash received, net of costs to dispose, amounted to $16,282 in the quarter.

NOTE 5. INVESTMENTS AND PROPOSED TRANSACTIONS

Allscripts

On February 17, 2000, IMS Health announced a partnership with Allscripts, Inc. ("Allscripts") (NASDAQ:MDRX) to develop and market new Internet-based information solutions for the pharmaceutical industry. In conjunction with the partnership agreement IMS Health made a private equity investment of $10,000 to acquire 214,794 shares of Allscripts common stock. IMS Health's investment in Allscripts is carried at cost as the disposition of the shares is restricted since the shares have not been registered under the Securities Act of 1933 and is classified in "Securities and Other Investments".

Proposed Merger with The TriZetto Group, Inc.

On March 29, 2000, IMS Health and The TriZetto Group, Inc. ("TriZetto") (NASDAQ:TZIX) announced a merger (the "TriZetto Merger"). TriZetto is a provider of vertical Internet-enabled application services and business portals for the healthcare industry. Under the terms of a definitive merger agreement unanimously approved by the Boards of Directors of both companies, IMS Health shareholders will receive 0.4655 shares of TriZetto common stock for each share of IMS Health common stock. The transaction will be accounted for as a reverse acquisition as the shareholders of IMS Health will own approximately 85% of the common stock of the combined company upon completion of the merger. IMS Health will be treated as the acquiring company and TriZetto will be considered to be the acquired company. The transaction is subject to various conditions including approval by the shareholders of both corporations and other government agencies. In addition, the new merged company plans to issue a new series of common stock that is intended to track the financial performance of the IMS segment's operating units other than Strategic Technologies, which is intended to be spun-off to shareholders of the merged companies (see below). In the event IMS Health terminates the agreement in connection with accepting, approving or recommending a proposal to acquire IMS Health, IMS Health is to (i) pay a fee of $202,000 to TriZetto, (ii) reimburse Trizetto for its expenses up to $1,000 and
(iii) grant TriZetto a license to certain Erisco software. In the event IMS Shareholders do not approve the TriZetto Merger, where the Board has refused to recommend or changed its recommendation of the TriZetto Merger, IMS Health is to make the payments described in (i) and (ii) above.

On March 28, 2000, the Company entered into an agreement amending the Rights Agreement, dated as of June 15, 1998, between the Company and First Chicago Trust Company of New York in order to render the Preferred Stock Purchase Rights inapplicable to the proposed merger and other transactions contemplated under the Agreement and Plan of Reorganization, dated as of March 28, 2000, between the Company and TriZetto.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED) (Dollar amounts in thousands, except per share data)

On April 18, 2000 IMS Health and TriZetto jointly announced that they are in discussions regarding transaction structure options. In a pro-active move designed to be responsive to shareholders, the two companies are evaluating potential alternatives.

Proposed Spin-Off of Strategic Technologies

In conjunction with the proposed merger with TriZetto, the Company also announced plans for a tax-free spin-off distribution of its Strategic Technologies business (the "Strategic Technologies Distribution"). This will, following the TriZetto Merger, result in the merged companies being reorganized into two independent, publicly traded corporations. In 1999, the unaudited revenues of these businesses which were included in the IMS segment were approximately $200,000. The transaction is subject to, among other things, final approval by the Board of Directors and to receipt of an opinion of counsel with respect to the tax-free treatment of the transaction. Pursuant to a distribution agreement to be entered into prior to the Strategic Technologies Distribution, the assets and liabilities relating to each of the two corporations will be appropriately allocated. The spin-off is expected to be completed during the third quarter of 2000.

NOTE 6. MINORITY INTERESTS

The Company consolidates the assets, liabilities, results of operations and cash flows of businesses and investments in which it has control. Third parties' ownership interests are reflected as minority interests on the Company's financial statements. Two of the Company's subsidiaries have contributed assets to, and participate in, a limited partnership. One subsidiary serves as general partner, and all other partners hold limited partnership interests. The partnership, which is a separate and distinct legal entity, is in the business of licensing database assets and computer software. In the second quarter of 1997, third-party investors contributed $100,000 to the partnership in exchange for minority ownership interests. The Company and its subsidiaries maintain a controlling (85%) interest in the partnership. Under the terms of the investment, the third-party investors have a right to take steps that would result in the termination of the investment on September 30, 2000, which has been extended from an original date of June 30, 2000. Other than the extension of the termination date all terms of the agreement remain the same. The Company intends to negotiate a further extension or to replace the minority interests with new investors prior to any such termination.

The Company also has a controlling interest in CTS (61.1% of the outstanding shares representing approximately 94.1% of the voting power at March 31, 2000). The related minority interest on the Condensed Consolidated Statement of Financial Position at March 31, 2000 and December 31, 1999 was $19,769 and $17,611, respectively. Selected unaudited financial data for CTS is included in
Note 10.

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

In addition, the Company is subject to certain other contingencies discussed below:

Information Resources Litigation

On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants The Dun and Bradstreet Corporation ("D&B"), A.C. Nielsen Company and I.M.S. International Inc. (a predecessor of IMS Health) (the "IRI Action").

The complaint alleges various violations of the United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These latter claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by defendants and that the defendants induced SRG to breach that agreement.IRI's complaint alleges damages in excess of $350,000, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount.

On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an amended and restated complaint repleading its alleged claim of attempted monopolization in the United States and realleging its other claims. On August 18, 1997, defendants moved for an order dismissing the amended claims. On December 1, 1997, the court denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint. Discovery is continuing in this matter.

In light of the potentially significant liabilities which could arise from the IRI Action and in order to facilitate the distribution by D&B of shares of Cognizant Corporation ("Cognizant"), and ACNielsen in 1996, D&B, ACNielsen (the parent company of A.C. Nielsen Company) and Cognizant entered into an Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating liabilities that may arise out of or in connection with the IRI Action, and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount") and that Cognizant and D&B will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen will be able to pay after

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED) (Dollar amounts in thousands, except per share data)

giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses.

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

In 1998, IMS Health was spun-off from Cognizant (the "1998 Spin-Off") which then changed its name to Nielsen Media Research, Inc. ("NMR"). IMS Health and NMR are jointly and severally liable to D&B and ACNielsen for Cognizant's obligations under the terms of the Distribution Agreement dated October 28, 1996 among D&B, Cognizant and ACNielsen (the "1996 Distribution Agreement"). In connection with the 1998 Spin-Off, IMS Health and NMR agreed that, as between themselves, IMS Health will assume 75%, and NMR will assume 25%, of any payments to be made in respect of the IRI Action under the Indemnity and Joint Defense Agreement or otherwise, including any legal fees and expenses related thereto incurred in 1999 or thereafter. IMS Health has agreed to be fully responsible for any legal fees and expenses incurred during 1998. NMR's aggregate liability to IMS Health for payments in respect of the IRI Action and certain other contingent liabilities shall not exceed $125,000.

Management of the Company is unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.

Other Contingencies

The Company, Cognizant and D&B have entered, and the Company continues to enter, into global tax planning initiatives in the normal course of their business. These activities are subject to review by tax authorities. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to the Company, Cognizant or D&B.

The Company has been informed by D&B that the IRS is currently reviewing D&B's utilization of certain capital losses during 1989 and 1990. D&B has advised the Company that during the second quarter of 2000 it has filed an amended tax return for these periods which reflects $561,600 of tax and interest due. Under the terms of the 1996 Distribution Agreement the Company is liable to pay half of such taxes and interest owed to the IRS to the extent that D&B total liabilities exceed $137,000. D&B paid approximately $349,300 of this amount in early May 2000, and the Company expects to pay approximately $212,300 prior to May 31, 2000, which the Company expects to fund through short term borrowings. A portion of the Company's liability will in turn be shared with NMR under the Distribution Agreement between those companies dated June 30, 1998 (the "1998 Distribution Agreement"). NMR is not obligated to pay its share to the Company until January 2, 2001. The payments are being made to the IRS to stop further interest from accruing. D&B expects a formal assessment for the additional tax to be issued by

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED) (Dollar amounts in thousands, except per share data)

the IRS during the second quarter of 2000. D&B has advised the Company that, notwithstanding the filing and payment, it intends to contest the assessment of additional tax. The Company estimates that its share of the liability, were the IRS to prevail, would be approximately $140,000 net of income tax benefit on interest (approximately $31,300) and NMR's contribution obligations (approximately $41,000). This liability is included in Accrued Income Taxes at March 31, 2000.

Accordingly, management does not believe that this matter will have a material adverse effect on the Company's consolidated financial position or operating results when it is ultimately resolved in a future period. The Company believes that it has more than sufficient funds available from operating cash flows and committed bank lines of credit to cover any such payment without a material effect on its liquidity or its financial condition. However payment of the Company's share could have a material adverse effect on cash flows in the period in which it is made. At March 31, 2000 the Company has committed short term borrowing arrangements with several banks to provide up to $453,000 of borrowings, of which $164,955 has been drawn upon.

The Company is the subject of complaints filed with the European Commission (the "Commission") pursuant to Article 3 of Council Regulation No. 17 of 1972 The complaints with the Commission were filed by Source Informatics Ltd. (December 1, 1997) NDC Health Information Services (Arizona) Inc. (May 13, 1998), and Source Informatics S.A/N.V. (February 18, 2000) (which also filed a complaint with the Belgian Competition Council, where a complaint filed by SmithKline Beecham is also pending). The EC complaints allege that the Company has been and continues to engage in certain commercial practices which violate Articles 81 and 82 of the EC Treaty, which relate to agreements or abuses of a dominant position that adversely affect competition. The Company has responded to the complaint denying the allegations in the complaint and has provided and continues to provide information to the Commission pursuant to formal information requests. No action has been taken by the Commission nor have hearings been held or scheduled. The Commission may issue interim measures until a decision is reached, dismiss the complaints, issue a decision prohibiting the alleged practices, and/or impose fines against the Company. The Company intends to vigorously defend these matters. Management of the Company is unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect the Company's results of operations, cash flows, or financial position.

In connection with the Gartner Spin-Off, the Company and Gartner entered into a Distribution Agreement and an Agreement and Plan of Merger (the "1999 Distribution Agreements"). Pursuant to the 1999 Distribution Agreements, Gartner agreed to indemnify the Company and its stockholders for additional taxes which may become payable as a result of certain actions that may be taken by Gartner that adversely affect the tax-free treatment of the Gartner Spin-Off. However, the Company may become obligated for certain tax liabilities in the event the Gartner Spin-Off is deemed to be a taxable transaction as a result of certain Gartner share transactions that may be undertaken by the Company following the Gartner Spin-Off. In the opinion of management, it is highly unlikely that any such liabilities will be incurred by the Company.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED) (Dollar amounts in thousands, except per share data)

NOTE 8. FINANCIAL INSTRUMENTS

Foreign Exchange Risk Management

The Company transacts business in virtually every part of the world and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rates to allow management to focus its attention on its core business activities. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to protect the value of a portion of committed foreign currency revenues and non-functional currency assets and liabilities. The Company's policy is to maintain hedge coverage between minimum and maximum percentages of its foreign exchange exposures over the next twelve months, in amounts intended to protect operating income from the effect of fluctuations in foreign exchange rates. It is the Company's policy to enter into foreign currency hedging transactions only to the extent necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for investment or speculative purposes.

The Company uses foreign currency forward contracts to hedge committed foreign currency denominated revenues. The principal currencies hedged are the Japanese yen, the Euro and the Swiss franc. The Company also uses foreign currency forward contracts to hedge non-functional currency assets and liabilities.

Gains and losses on contracts hedging committed foreign currency revenues are deferred until such revenues are recognized and offset changes in the value of such revenues. Gains and losses on contracts hedging non-functional currency assets and liabilities are not deferred and are included in other income/expense--net. At March 31, 2000, the notional amounts of committed foreign currency revenues and non-functional currency assets and liabilities hedged were $163,024 and $72,445 respectively.

Note Receivable - (related party)

At January 3, 2000, the Company held a related party note receivable totalling $3,558 from Victoria R. Fash, its President and Chief Executive Officer and a Director. On January 12, 2000, $632 was repaid in cash leaving a principal amount of $2,926, which is included in Other Assets. The loan accrues interest at an annual rate of 6.21% with principal and accrued interest due on December 31, 2008 with earlier payment permitted, accelerated payment required, and the loan forgiven under certain circumstances. The loan is secured by 81,260 shares of the Company's Common Stock. Total accrued interest as of March 31, 2000 was $40. Cash used, net of repayment, for this loan is included in other Investing Activities - Net on the condensed consolidated statement of cash flows.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by counterparties. The Company would not realize a material loss as of March 31, 2000, in the event of non-performance by any one counterparty. The Company enters into

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED) (Dollar amounts in thousands, except per share data)

transactions only with financial institution counterparties which have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($288,672 and $284,679 net of allowances for doubtful accounts, at March 31, 2000, and December 31, 1999, respectively) principally from customers in the pharmaceutical industry. The Company's trade receivables do not represent significant concentrations of credit risk at March 31, 2000 due to the high quality of its customers and their dispersion across many geographic areas.

NOTE 9. INCOME TAX

To consolidate certain of its international operations in 1999 the Company engaged in certain non-U.S. reorganizations which gave rise to tax deductible non-U.S. intangible assets. In 2000, the effective tax rate was higher than in 1999 as a result of a higher amount of Enterprise's investment gains which have been taxed at a US federal rate of 35%, offset by the realization of certain net operating losses (NOLs) due to the implementation of global tax planning strategies (approximately $3,000) and the reversal of previously accrued tax liabilities (approximately $3,000). These planning strategies were developed and implemented during the first quarter. These NOLs were previously reserved with a full valuation allowance. The reversal of previously accrued tax liabilities resulted from the true-up of state and local tax returns and the favorable resolution of audits in certain foreign tax jurisdictions recognized during the quarter. While the Company intends to continue to seek global tax planning initiatives, there can be no assurance that the Company will be able to successfully implement such initiatives

NOTE 10. SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN No. 44"). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying Opinion 25. Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44 are effective July 1, 2000, except for the provisions regarding modifications to fixed stock option awards which reduce the exercise price of an award, which apply to modifications made after December 15, 1998. Provisions regarding modifications to fixed stock option awards to add reload features apply to modifications made after January 12, 2000. Management continues to evaluate the effects of Fin No. 44 on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No.133- an amendment of FASB Statement No. 133." Citing concerns about companies' ability to modify their information systems in time to apply SFAS 133, the FASB delayed its effective date for one year, to fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company).

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED) (Dollar amounts in thousands, except per share data)

Management continues to evaluate the effects of this pronouncement on the Company's financial statements.

NOTE 11. OPERATIONS BY BUSINESS SEGMENT

Historical results are restated to reflect Gartner as a discontinued operation (See Note 3).

Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making groups, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company, operating globally in 101 countries, is managed by way of and delivers information, software and related services principally through the strategic business segments referenced below.

The chief operating decision makers evaluate the performance and allocate resources based on revenue and operating income. All intersegment transactions are excluded from management's analysis of operations by business segment.

The IMS Segment consists of IMS, the leading global provider of market information, sales management and decision-support services to the pharmaceutical and healthcare industries, and Strategic Technologies, a leading provider of automated sales support technologies to the pharmaceutical industry. As previously indicated in Note 5 to the Condensed Consolidated Financial Statements the Company is contemplating the spin-off of Strategic Technologies.

The Emerging Markets segment includes the operations of Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry, and Enterprises, the Company's venture capital unit focused on investments in emerging businesses. In 1998, this segment included SSJ, a marketer of financial application software products to the Japanese market, which was divested in the first quarter of 1999.

CTS delivers high-quality, cost-effective, full life-cycle solutions to complex IT problems to clients transitioning to e-business through the use of a seamless on-site and offshore project team. These solutions are comprised of application development and integration services, application management services, and mass change services.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED) (Dollar amounts in thousands, except per share data)





                                          THREE MONTHS ENDED MARCH 31, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                   EMERGING
                                                                       IMS         MARKETS         CTS        TOTAL
                                                                    ---------------------------------------------------
Operating Revenue (1)                                                $316,468    $ 12,491        $ 23,564    $352,523
Segment Operating Income                                               76,224       1,744           5,123      83,091
General Corporate Expenses                                                                                     (8,031)
Interest Income (2)                                                       602                         505       1,107
Interest Expense (3)                                                     (416)                                   (416)
Non-Operating Income/(Expense):
   Gains from Dispositions - Net (4)                                               49,299                      49,299
   Other Expense - Net (3), (4)                                                                                (9,482)
-----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before Provision for
Income Taxes                                                                                                  115,568
Provision for Income Taxes                                                                                    (32,716)
-----------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                    $82,852
-----------------------------------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED MARCH 31, 1999
-----------------------------------------------------------------------------------------------------------------------
Operating Revenue (1)                                                $285,501      10,606         $17,135    $313,242
Segment Operating Income                                               57,548         895           4,070      62,513
General Corporate Expenses                                                                                     (7,803)
Interest Income (2)                                                     1,428                         276       1,704
Interest Expense (3)                                                     (145)                                   (145)
Non-Operating Income/(Expense):
   Gains from Dispositions                                                          7,977                       7,977
   Other Expense - Net (2), (3)                                                                                (3,925)
-----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before Provision for
Income Taxes                                                                                                   60,321
Provision for Income Taxes                                                                                    (16,528)
-----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                                              43,793
Income from Discontinued Operations, Net of Income Taxes (5)                                                   13,694
-----------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                    $57,487
-----------------------------------------------------------------------------------------------------------------------

Notes to Operations by Business Segments:

(1) Excludes intersegment sales of $3,506 and $3,291 for March 31, 2000 and 1999, respectively. These sales, primarily from CTS to IMS, are accounted for, and recognized as the service is performed.

(2) Interest income excludes amounts recorded at Corporate of $95 for 1999. This amount has been included in Non-Operating Income Other Expenses-Net.

(3) Interest expense excludes amounts recorded at Corporate of $917 and $113 for March 31, 2000 and 1999, respectively. These amounts have been included in Non-Operating Income Other Expenses-Net.

(4) Gains from Dispositions - Net excludes gains recorded at Corporate of $143 for 2000. This amount has been included in Non-Operating Income Other Expenses-Net.

(5) Income from Discontinued Operations, Net of Income Taxes in 1999 is related to Gartner. Taxes in 1999 were $5,168.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

This discussion and analysis should be read in conjunction with the accompanying condensed unaudited consolidated financial statements and related notes.

IMS Health is the world's leading provider of information solutions to the pharmaceutical and healthcare industries. IMS Health operates in 101 countries and its key products and services include:

o Market research for prescription and over-the-counter pharmaceutical products;

o    Sales management information to optimize sales force productivity;

o Pharmaceutical relationship management solutions for sales and marketing decision making;

o Technology systems and information services that support managed care organizations; and

o    IT application development, integration and management services.

At March 31, 2000, IMS Health consists of (a) the IMS segment ("IMS"), which consists of the market information and decision support services business for the pharmaceutical and healthcare industries conducted by IMS Health and various subsidiaries including IMS Health Strategic Technologies, Inc. ("Strategic Technologies"); (b) Emerging Markets, which consists of the operations of ERISCO Managed Care Technologies, Inc. ("Erisco") and Enterprise Associates LLC ("Enterprises"), the Company's venture capital unit, and (c) a controlling interest in Cognizant Technology Solutions Corporation ("CTS").

On July 26, 1999, having received the approval of Gartner Group Inc. ("Gartner") shareholders and the Boards of Directors of both the Company and Gartner, the Company completed a spin-off of the majority of its equity investment in Gartner to IMS Health shareholders (the "Gartner Spin-Off"). The Gartner Spin-Off consisted of 0.1302 shares of Gartner Class B Common Stock for each share of the Company's Common Stock outstanding on the July 17, 1999 record date and totaled
40.7 million Gartner Class B shares. The condensed consolidated financial statements of the Company have been reclassified for the periods presented to reflect the Gartner equity investment as a discontinued operation. On July 23, 1999, in connection with the Gartner Spin-off, Gartner paid a special cash dividend. IMS Health's portion of the dividend was $52,877, net of taxes. The Company's remaining investment in Gartner at March 31, 2000 consists of 6,909,477 Gartner Class A shares and warrants to purchase a further 599,400 Gartner Class A shares. The carrying value of the Gartner investment, after taxes, was $99,234 at March 31, 2000. (See Note 3 to the Condensed Consolidated Financial Statements).

PROPOSED TRANSACTIONS

On March 29, 2000, IMS Health and The TriZetto Group Inc, announced a merger. In conjunction with this proposed merger the Company also announced plans for a tax-free spin-off distribution of its' Strategic Technologies business (see Note 5 to The Condensed Consolidated Financial Statements).

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        DATA)

PMSI ACQUISITION

On August 5, 1998, IMS Health acquired certain non-U.S. assets of Pharmaceutical Marketing Services Inc. ("PMSI"), for $103,921 consisting of IMS Health common stock, IMS Health stock options issued and accrued acquisition and integration costs in the amount of $22,584 The Company recognized approximately $116,775 of goodwill related to the acquisition, which is being amortized on a straight-line basis over 15 years. As of March 31, 2000, the severance costs, relating to the termination of 63 PMSI employees, the costs of terminating various leaseholdings and costs associated with contract cancellations were less than originally anticipated. However, the Company's other direct costs recognized as a result of the acquisition, such as direct legal fees and a pre-acquisition contingency in the amount of $1,500 were greater than originally estimated. The following table provides the activities since the acquisition with respect to these liabilities:


                             ORIGINAL LIABILITY   EXPENDITURES TO   RECLASSIFICATIONS/   MARCH 31, 2000
                                  ESTIMATE              DATE            ADJUSTMENTS          BALANCE
----------------------------------------------------------------------------------------------------------
Employee Separation              $  3,794          $  (3,689)        $    (105)             $    --
Lease Terminations                  1,623               (774)             (849)                  --
Contract Cancellations             10,935             (7,085)             (834)               3,016
Other Direct Costs                  6,232             (8,011)            3,288                1,509
----------------------------------------------------------------------------------------------------------
Total                            $ 22,584          $ (19,559)        $   1,500              $ 4,525
----------------------------------------------------------------------------------------------------------


IN PROCESS RESEARCH AND DEVELOPMENT

Management currently continues to support the in process research and development efforts that were underway at the time of the Walsh International Inc. and PMSI acquisitions in 1998. IMS Health has begun to realize the estimated benefits from these various projects through product introductions during 1999 and quarter 1, 2000. There are currently no significant variations from the underlying revenue projections and estimated net cash flows, estimated costs to complete and completion dates from those assumptions made at the time of the purchase price allocations.

OPERATIONS

Revenue for the first quarter of 2000 increased by 12.5% to $352,523 from $313,242 for the first quarter of the prior year, primarily due to growth at CTS, the continued rollout of Xponent in Europe, an increasing client base for the Japanese weekly data services and increased sales of existing products in North America and IMS's emerging markets, partially offset by a decline in sales force automation license revenue due to the timing of customer decisions. On a constant dollar basis revenue growth was 14.5% since the impact of a stronger U.S. dollar decreased reported revenue by approximately 2%.

The Company's operating cost include internal computer costs, the cost of data collection and production and costs attributable to personnel involved in production, data management and the processing and delivery of the Company's services. The Company's operating costs in the first quarter of 2000 were $139,809 compared with $138,673 in 1999, an increase of 0.8%. As a percentage of revenue, operating costs decreased to 39.7% in 2000 from 44.3% in 1999. After

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        DATA)

adjusting for the impact of Y2k costs in 1999, operating costs increased by 6.9% in 2000. The increase was due primarily to the costs related to new products. The decline in operating costs as a percentage of revenue demonstrates the Company's operating leverage. The absolute increase was primarily due to the increased direct costs to support the growth in revenues.

Selling and administrative expenses consist primarily of the cost attributable to selling and administrative personnel, promotion, communications, management, finance, administrative and occupancy costs. The Company's selling and administrative expenses increased by 18.9% to $111,877 in 2000 from $94,089 in 1999. As a percentage of revenue, selling and administrative expenses increased slightly to 31.7% in 2000 from 30.0% in 1999. The increase in such expenses was due to continued investment in worldwide sales and marketing functions.

Operating income for the first quarter of 2000 was $75,060, compared to $54,710 for the first quarter of the prior year, an increase of 37.2%. Excluding the impact of foreign exchange, growth would have been 27.1%. Operating results in the first quarter of 1999 include Year 2000 costs included in operating costs of $7,877. Adjusting for these costs, operating income for the first quarter of 2000 increased by 19.9%.

Net Interest expense of $226 has been incurred in the first quarter of 2000 versus net interest income of $1,541 in the first quarter of 1999. This change has arisen due to a higher level of short term borrowings to fund the Company's stock repurchase program.

Other expense, net, has increased from $3,907 in the first quarter of 1999 to $8,708, in the first quarter of 2000. This increase is due to higher spin related costs and non-capitalizable acquisition costs.

Non-operating income-net for the first quarter of 2000 was $40,508 compared with $5,611 for the first quarter of the prior year. The increase is due primarily to higher gains related to the sale of Enterprises investments. (see Note 4 to the Condensed Consolidated Financial Statements).

For the first quarter of 2000 the effective tax rate was 28.3% compared to 27.4% for the same quarter of 1999. In both periods the Company's effective tax rate was reduced as a result of global tax planning initiatives. For example to consolidate certain of its international operations in 1999 the Company engaged in certain non-U.S. reorganizations which gave rise to tax deductible non-U.S. intangible assets. In 2000, the effective tax rate was higher than in 1999 as a result of a higher amount of Enterprise's investment gains which have been taxed at the US federal rate of 35%, offset by realization of certain foreign net operating losses (NOLs) due to the implementation of global tax planning strategies (approximately $3,000) and the reversal of previously accrued tax liabilities (approximately $3,000). These planning strategies were developed and implemented during quarter one. These NOLs were previously reserved with a full valuation allowance. The reversal of previously accrued tax liabilities resulted from the true-up of tax returns and the favorable resolution of audits in certain state and foreign tax jurisdictions during the quarter. While the company intends to continue to seek global tax planning initiatives, there can be no assurance that the Company will be able to successfully implement such initiatives.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        DATA)

Income from continuing operations in the first quarter of 2000 was $82,852, compared with $43,793 in the first quarter of the prior year. Excluding the after-tax impact of net gains associated with investments from both years, higher spin related costs and non-capitalizable acquisition costs in 2000 and Year 2000 costs in 1999, income from continuing operations in the first quarter of 2000 increased 16.0%.

Income from discontinued operations in the first quarter of 1999 represents Gartner equity income.

Net income for the first quarter of 2000 was $82,852, an increase of 44.1% from net income of $57,487 in the first quarter of the prior year due primarily to growth in gains from Enterprise Investments and growth in the core business.

Basic earnings per share from continuing operations in the first quarter of 2000 were $0.28 compared with $0.13 in the first quarter of the prior year. Excluding the impact of the previously identified one-time items, basic earnings per share from continuing operations for the quarter increased 21.4%. Basic earnings per share have been favorably impacted by the Company's share repurchase program.

Diluted earnings per share from continuing operations in the first quarter of 2000 were $0.27 compared with $0.13 in the first quarter of the prior year. Excluding the impact of the previously identified one-time items, diluted earnings per share from continuing operations for the quarter increased 30.8%. Diluted earnings per share have been favorably impacted by the Company's share repurchase program.

RESULTS BY BUSINESS SEGMENT

IMS Segment

The IMS segment consists of IMS, the leading global provider of market information, sales management and decision-support services to the pharmaceutical and healthcare industries, and Strategic Technologies, a leading provider of automated sales support technologies to the pharmaceutical industry. As previously indicated in Note 5 to the Condensed Consolidated Financial Statements the Company is contemplating the spin-off of Strategic Technologies.

IMS segment revenue for the first quarter of 2000 increased 10.8% to $316,468 from $285,501 in the first quarter of the prior year, the growth being primarily due to the strong performance of sales management products and services. Market research products increased 6.6% to $99,940, sales management products increased 13.6% to $180,484 and Other Services increased 9.5% to $36,041. Sales management growth was notably attributable to the continued roll out of Xponent in Europe and the increased clients for the Japanese weekly data service, as well as continued growth of existing products and services in North America and Emerging Markets, partially offset by a decline in sales force automation license revenues due to the timing of customer decisions.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        DATA)

First quarter 2000 operating income increased to $76,224 from $57,548 in the prior year. Excluding Y2K costs in 1999, operating income for 2000 increased 16.5%. Adjusted operating income growth outpaced revenue growth due primarily to the segment's ability to leverage its worldwide resources.

Emerging Markets Segment

The Emerging Markets segment currently consists of the operations of Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry, and Enterprises, which focuses on investments in venture capital funds.

Emerging Markets operating revenue for the first quarter of 2000 increased 17.8% to $12,491 from $10,606 in the prior year. Operating income increased to $1,744 in the first quarter from $895 in the first quarter of the prior year. The continued strong acceptance of Erisco's product Facets(R) in the marketplace is the main contributor to both revenue and operating income growth.

Non operating gains in the Emerging Markets Segment relate to the dispositions of Enterprise investments (see Note 4 to the Condensed Consolidated Financial Statements).

CTS Segment

The Company's ownership interest in CTS was 61.1% at March 31, 2000, representing 94% of the outstanding voting power.

CTS delivers life cycle software development and maintenance technology consulting services through the use of a seamless on-site and offshore project team. These services include application development and maintenance services, Year 2000 and Euro currency compliance services, testing and quality assurance services and re-hosting and re-engineering services.

CTS revenue, net of intersegment sales, increased 37.5% to $23,564 in the first quarter of 2000 from $17,135 in the prior year. The increase is due to continuing strong demand for application development and maintenance, Euro currency compliance services, the addition of new customers and further penetration of its existing client base to generate new project work. Operating income increased 25.9% to $5,123 in 2000 from $4,070 in the first quarter of the prior year. The lower rate of increase of operating margin was primarily due to sales and marketing investment in North America and Europe as well as infrastructure investment in India to support anticipated growth.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Net cash provided by operating activities totaled $30,515 for the three months ended March 31, 2000 compared with $7,071 for the comparable period in 1999. The increase of $23,444 was due primarily to a lower increase in accounts receivable ($23,849), higher accrued income tax and deferred tax accruals ($26,685) and lower benefit payments ($6,326), partially offset by higher

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        DATA)

payments of year-end accrued and other current liabilities ($22,517) and lower deferred revenues ($15,023).

Net cash provided by investing activities totaled $19,962 for the three months ended March 31, 2000 compared with a usage of $27,270 for the comparable period in 1999. The $47,232 increase was primarily due to higher proceeds from the sale of investments and businesses ($41,897) and lower capital expenditures and additions to software ($7,161).

Net cash used in financing activities totalled $81,973 for the three months ended March 31, 2000 compared with $78,921 for the comparable period in 1999. The increase of $3,052 was primarily due to higher payments for the purchase of treasury stock ($21,897) and lower proceeds from the exercise of stock options ($8,737), partially offset by increased proceeds from short-term borrowings ($28,774, net of repayments).

Effective in the first quarter of 1999, IMS operating units, which previously reported on a fiscal year ended November 30, revised their reporting period to conform to the Company's fiscal year end of December 31. The impact of this change in year end of the IMS reporting units resulted in an additional $30,664 of cash and cash equivalents in the three months ended March 31, 1999.

Financing Activities include cash dividends paid of $5,972 and $6,354 for March 31, 2000 and 1999, respectively. Dividends paid per share were $.02 for the quarters ended March 31, 2000, and 1999.

The Company has been informed by D&B that the IRS is currently reviewing D&B's utilization of certain capital losses during 1989 and 1990. D&B has advised the Company that during the second quarter of 2000 it has filed an amended tax return for these periods which reflects $561,600 of tax and interest due. Under the terms of the 1996 Distribution Agreement the Company is liable to pay half of such taxes and interest owed to the IRS to the extent that D&B total liabilities exceed $137,000. D&B paid approximately $349,300 of this amount in early May 2000 and the Company expects to pay approximately $212,300 prior to May 31, 2000, which the Company expects to fund through short term borrowings. A portion of the Company's liability will in turn be shared with NMR under the Distribution Agreement between those companies dated June 30, 1998 (the "1998 Distribution Agreement"). NMR is not obligated to pay its share to the Company until January 2, 2001. The payments are being made to the IRS to stop further interest from accruing. D&B expects a formal assessment for the additional tax to be issued by the IRS during the second quarter of 2000. D&B has advised the Company that, notwithstanding the filing and payment, it intends to contest the assessment of additional tax. The Company estimates that its share of the liability, were the IRS to prevail, would be approximately $140,000 net of income tax benefit on interest (approximately $31,300) and NMR's contribution obligations (approximately $41,000). This liability is included in Accrued Income Taxes at March 31, 2000.

The Company's existing balances of cash, cash equivalents and marketable securities, and cash generated from operations and debt capacity are expected to be more than sufficient to meet the

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        DATA)

Company's current long-term and short-term requirements including cash dividends, acquisitions, stock repurchase programs and other contingencies.

During the first quarter of 2000, the Company repurchased 5.3 million shares of outstanding common stock at a total cost of $117,251. The shares were repurchased under the stock repurchase program approved by the Board of Directors on October 19, 1999, which authorized the repurchase of up to 16 million of the Company's outstanding common stock. As of March 31, 2000, approximately 10.8 million shares had been repurchased since the inception of the repurchase program at a total cost of $254,035.

CHANGES IN FINANCIAL POSITION AT MARCH 31, 2000 COMPARED TO DECEMBER 31, 1999

Cash & Cash Equivalents decreased to $83,019 at March 31, 2000, from $115,875 at December, 1999 ( which includes $40,360 and $42,641 of CTS' cash and cash equivalents at March 31, 2000 and December 31, 1999, respectively) due primarily to payments for the purchase of treasury stock ($117,251), partially offset by proceeds from sale of investments ($58,179) and cash provided by operations ($30,515).

Securities and Other Investments increased to $199,719 at March 31, 2000, from $127,415 at December 31, 1999, due primarily to The distribution of certain investments, the Company previously held at cost, from the Venture Capital Funds to the Company. These investments are marked to market as of March 31, 2000. In addition, the Company made an investment of $10,000 in Allscripts held at cost. (see Note 5 to the Condensed Consolidated Financial Statements).

Short Term Debt increased to $164,955 at March 31, 2000, from $134,663 at December 31, 1999, due primarily to increased borrowings to partially fund the Company's stock repurchase program. This increase was partially offset by favorable exchange rates of borrowings in certain foreign jurisdictions.

During the first quarter of 2000, the Company purchased 5.3 million shares of outstanding common stock at a total cost of $117,251.

Accrued Liabilities decreased to $155,260 at March 31, 2000, from $196,375 at December 31, 1999 due primarily to payments of accruals for salaries, wages, bonuses and other compensation and payments related to PMSI direct acquisition and integration costs.

Accrued Taxes increased to $238,065 at March 31, 2000, from $211,592 at December 31, 1999. The increase of $26,473 reflected taxes accrued in the quarter less net taxes paid.

Deferred Revenue decreased to $121,731 at March 31, 2000, from $136,196 at December 31, 1999 due primarily to the amortization of annual subscription, maintenance and support contracts billed in advance at December 31, 1999.

Deferred Taxes increased to $38,299 at March 31, 2000, from $4,726 at December 31, 1999 due primarily to higher deferred taxes on unrealized holding gains on marketable securities.

Shareholders' Equity decreased to $492,202 at March 31, 2000 from $493,706 at December 31, 1999 due primarily to the purchase of treasury stock ($117,251), change in the cumulative translation adjustment ($9,617) and dividends paid ($5,972) partially offset by net income ($82,852), the change in unrealized gains on investments ($41,636) and the exercise of stock options ($4,787).

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        DATA)

YEAR 2000

The Year 2000 statements set forth below are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information Readiness Disclosure Act.

Many computer systems and software applications use two digits, rather than four, to record years (for example "98" instead of "1998"). Unless modified, such systems would not properly record or interpret years after 1999, which could lead to business disruptions. This was known as the "Year 2000 issue" ("Year 2000"). Assessments of the potential effects of the Year 2000 issue vary markedly among different companies, governments, consultants and economists which results in the inability to predict what the actual impact may be. The Company began to address Year 2000 in 1996. In 1997, the Company created a Year 2000 Task Force (the "Task Force") to manage overall risks and to facilitate activities across the entire Company. The Task Force, in consultation with operating personnel, evaluated whether conversion or replacement and enhancement (i.e. "reengineering") was necessary. CTS was engaged to do work on a significant portion of conversion and reengineering projects to allow most internal staff members to focus on the core business. The Company has also used outside services to assist in conversions, reengineering and the assessment of progress of its Year 2000 program.

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

The creation of customer products relies on the receipt of data, including electronic data, from tens of thousands of external data suppliers in the healthcare industry and the Company's ability to convert the data and deliver the information to its customers. The consolidation of the data is principally performed at central processing locations. The Company believes central systems represent approximately 85% of its Year 2000 conversion efforts. The Company operates central processing facilities in Germany, the United Kingdom, the United States and Japan. The systems at these sites contained the most lines of code required to undergo conversion. As of December 31, 1999 the Company had completed its Year 2000 conversion process at central processing locations and of the local systems and personal computer applications and the Company believes that its products and infrastructure systems are Year 2000 capable. The systems continued to function properly without issue throughout the first quarter of 2000.

The Company had been proactive in working with data suppliers to determine their Year 2000 readiness and ability to maintain the flow of data. Contingency plans have been developed and statistically valid methods of data extrapolation would be used in the event the supply of data from a limited number of suppliers was disrupted, incomplete or found to be unusable. In

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        DATA)

addition, alternate sources of data are pursued when the Company determines the data source to have a high risk of impacting the Company's ability to deliver products and services.

The Company established an operational Command Center to coordinate the rollover from 1999 into 2000. On January 1, 2000, there were several hundred employees on-site or on-call. For each area of the business, specific individuals were responsible for the development and execution of recovery plans, if deemed necessary. The rollover did not result in any significant disruptions to the Company's products or services and the Company's products and infrastructure systems have been operating without incident. At the time of this Form 10-Q filing, no Year 2000 event has materially impacted the Company's operations and the Company has not experienced a disruption in data from its suppliers that would impact the ability to deliver products and services to our customers.

While the Company continues to believe its critical systems are Year 2000 ready and that the data flow from its suppliers will not be disrupted by the rollover there is no guarantee that the Company has identified all potential areas that might be impacted by the rollover. Areas of potential concern include Year 2000 problems of data suppliers and their internal systems. Since these matters are out of the Company's control, the magnitude of the impact depends upon the significance of a particular supplier's data on the Company's products or services, the speed in which the Company and the supplier can resolve any issues that may arise and the ability of the Company to execute its contingency plans.

External and internal costs totaling $79,299 to address the Year 2000 issue were expensed through December 31, 1999. These costs were primarily related to repairing software. This does not include the costs of software and systems that are being replaced or enhanced in the normal course of business. The Company did not accrue any additional costs in the first quarter of 2000 related to Year 2000 and the company does not expect to accrue additional costs related to the Year 2000 issue.

EURO CONVERSION

On January 1, 1999, 11 member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency ("Euro"). The transition period for the introduction of the Euro is between January 1, 1999 and January 1, 2002.

The Company instituted plans for the introduction of the Euro and addressed the related issues, including the conversion of information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments, continuity of contracts, taxation and accounting records and the increased price transparency resulting from the use of a single currency in eleven participating countries which may affect the ability of some companies to price products differently in various European markets. The Company believes that differences in national market size, data collection requirements and specific product specifications required

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        DATA)

due to the diverse market information needs in the healthcare markets of Europe will reduce the potential for price harmonization in most of the Company's product ranges.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by IMS Health, contain statements which, in the opinion of IMS Health, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These statements appear in a number of places in this quarterly report and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, Year 2000 readiness, Euro conversion and all other statements regarding the intent, plans, beliefs or expectations of IMS Health or its directors or officers. Stockholders are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements. These risks and uncertainties include, but are not limited to, risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks; to the extent IMS Health seeks growth through acquisitions or joint ventures, the ability to identify, consummate and integrate acquisitions and ventures on satisfactory terms; the ability to develop new or advanced technologies and systems for their businesses on time and on a cost-effective basis; the ability to successfully maintain historic effective tax rates and to achieve estimated corporate overhead levels; competition, particularly in the markets for pharmaceutical information; regulatory, legislative and enforcement initiatives, particularly in the area of medical privacy and tax; the ability to timely and cost-effectively resolve any problems associated with the Year 2000 and Euro currency issues; the ability to obtain future financing on satisfactory terms; deterioration in economic conditions, particularly in the pharmaceutical, healthcare, or other industries in which customers may operate; conditions in the securities markets which may effect the value or liquidity of portfolio investments and management's estimates of lives of assets, recoverability of assets, fair market value, estimates and liabilities and accrued income tax benefits and liabilities and; failure of third parties to convert their information technology systems to the Euro currency in a timely manner and actions of government agencies and other third parties with respect to Euro currency issues. Consequently, all the forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including, but not limited to, the information contained under this heading and the condensed consolidated financial statements and notes thereto for the three-month period ended March 31, 2000 and by the material set forth under the headings "Business" and "Factors that May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. IMS Health is under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        DATA)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth in "Note 8. Financial Instruments" of Notes to Condensed Consolidated Financial Statements on pages 12 and 13 hereof.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

Information in response to this Item is set forth in "Note 7. Contingencies" of Notes to Condensed Consolidated Financial Statements on pages 9 through 12 hereof.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

Title of Class:  Preferred Stock Purchase Rights

On March 28, 2000, the Company entered into an agreement amending the Rights Agreement, dated as of June 15, 1998, between the Company and First Chicago Trust Company of New York in order to render the Preferred Stock Purchase Rights inapplicable to the proposed merger and other transactions contemplated under the Agreement and Plan of Reorganization, dated as of March 28, 2000, between the Company and The TriZetto Group, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The Annual Meeting of Shareholders of IMS Health Incorporated was held on April 10, 2000.

The following nominees for director named in the Proxy Statement dated March 17, 2000, were elected at the Meeting by the votes indicated:

                                                For                   Withheld
                                                ---                   --------
John P. Imlay, Jr                           227,992,787              9,841,668

Robert J. Kamerschen                        227,989,460              9,844,995

H. Eugene Lockhart                          227,999,940              9,834,515


The votes in favor of the election of the nominees represent at least 95% of the shares present at the meeting.

Approval of the appointment of PricewaterhouseCoopers LLP as Independent Public Accountants was approved by the following vote:

                              For              Against             Abstain
                              ---              -------             -------
Number of Shares           237,098,853         292,634             442,968

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

(a) Exhibits:

2 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

 .1 Agreement and Plan of Reorganization, dated as of March 28, 2000 between The TriZetto Group Inc. and IMS Health Incorporated (incorporated by reference to
Exhibit 2.1 to the IMS Health Incorporated Report on Form 8-K filed on March 30, 2000, file number 001-14049).

4 Instruments Defining Rights of Security Holders

 .1 Amendment No. 1 to the Rights Agreement, dated as of March 28, 2000 between IMS Health Incorporated and First Chicago Trust Company of New York

10 Material Contracts

 .1 Letter Agreements

27 Financial Data Schedules

(b) Reports on 8-K:

     The following reports on Form 8-K were filed during the quarter ended March 31, 2000:

A report on Form 8-K was filed on March 31, 2000 to report under Item 5, Other Events, and Item 7, Exhibits, the Agreement and Plan of Reorganization, dated as of March 28, 2000, between The TriZetto Group, Inc. and IMS Health Incorporated.

A report on Form 8-K was filed on April 4, 2000 to present under Item 5, Other Events, information concerning a participant in the solicitation of proxies in connection with the vote of shareholders of IMS Health Incorporated on the merger contemplated in Agreement and Plan of Reorganization, dated as of March 28, 2000, between The TriZetto Group, Inc. and IMS Health Incorporated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              IMS Health Incorporated



                              By:
                                 -----------------------------------------------
Date: May 15, 2000                 James C. Malone
                                   Chief Financial Officer





                                  ----------------------------------------------
Date: May 15, 2000                 James C. Malone
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)