Form 10-Q
period 2000-06-30
IMS HEALTH INC
filed 2000-08-15
CIK 1058083

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

For the quarterly period ended JUNE 30, 2000
                               -------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          TITLE OF CLASS                       SHARES OUTSTANDING
     ------------------------                   AT JUNE 30, 2000
          COMMON STOCK,                        ------------------
     par value $.01 per share                      297,199,007

================================================================================

                             IMS HEALTH INCORPORATED

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                            PAGE(S)
                                                                         -------
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income
     Three Months Ended June 30, 2000 and 1999                                 3

Condensed Consolidated Statements of Income
      Six Months Ended June 30, 2000 and 1999                                  4

Condensed Consolidated Statements of Comprehensive Income
     Three Months and Six Months Ended June 30, 2000 and 1999                  5

Condensed Consolidated Statements of Financial Position
     June 30, 2000 and December 31, 1999                                       6

Condensed Consolidated Statements of Cash Flows
     Six Months Ended June 30, 2000 and 1999                                   7

Notes to Condensed Consolidated Financial Statements                        8-23

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                                   24-36

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            36


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     36

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   36-37

SIGNATURES                                                                    38

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                              THREE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                       ---------------------------------
                                                                                            2000             1999
                                                                                       ---------------------------------
OPERATING REVENUE                                                                        $     369,401    $     332,652

Operating Costs                                                                                145,917          142,688
Selling and Administrative Expenses                                                            120,812          104,093
Depreciation and Amortization                                                                   24,125           23,116
-----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                                78,547           62,755
-----------------------------------------------------------------------------------------------------------------------
Interest Income                                                                                    897            1,981
Interest Expense                                                                                (2,034)          (2,276)
Gains from Dispositions--Net                                                                     8,272            8,300
Other Expense--Net                                                                              (4,965)          (4,329)
-----------------------------------------------------------------------------------------------------------------------
Non-Operating Income--Net                                                                        2,170            3,676
-----------------------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                                                        80,717           66,431
Provision for Income Taxes                                                                     (30,488)         (20,257)
-----------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                                               50,229           46,174
Income from Discontinued Operations, Net of Income Taxes of $6,516
   for 1999                                                                                       --             10,617
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                               $      50,229    $      56,791
-----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK:
     Income from Continuing Operations                                                   $        0.17    $        0.15
     Income from Discontinued Operations                                                          0.00             0.03
-----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK                                                 $        0.17    $        0.18
-----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK:
     Income from Continuing Operations                                                   $        0.17    $        0.15
     Income from Discontinued Operations                                                          0.00             0.03
-----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK                                               $        0.17    $        0.18
-----------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares Outstanding--Basic                                       297,236,000      314,343,000
Dilutive Effect of Shares Issuable as of Period-End Under Stock Option Plans                   600,000        5,514,000
Adjustment of Shares Outstanding Applicable to Exercised Stock Options during the
     period                                                                                      9,000          122,000
-----------------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding--Diluted                                              297,845,000      319,979,000
-----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED). THE OPERATIONS BY BUSINESS SEGMENT NOTE (NOTE 12) PROVIDES OPERATING RESULTS FOR THE CORE IMS BUSINESS AND CTS SEGMENTS EXCLUDING THE TRANSACTION BUSINESSES AS DEFINED IN NOTE 2.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                         ------------------------------
                                                                                            2000             1999
                                                                                         ------------------------------
OPERATING REVENUE                                                                        $     721,924    $     645,894

Operating Costs                                                                                285,725          281,361
Selling and Administrative Expenses                                                            232,689          198,182
Depreciation and Amortization                                                                   49,903           48,886
-----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                               153,607          117,465
-----------------------------------------------------------------------------------------------------------------------
Interest Income                                                                                  2,004            3,780
Interest Expense                                                                                (3,367)          (2,534)
Gains from Dispositions--Net                                                                    57,714           16,277
Other Expense--Net                                                                             (13,673)          (8,236)
-----------------------------------------------------------------------------------------------------------------------
Non-Operating Income--Net                                                                       42,678            9,287
-----------------------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                                                       196,285          126,752
Provision for Income Taxes                                                                     (63,204)         (36,785)
-----------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                                              133,081           89,967
Income from Discontinued Operations, Net of Income Taxes of $12,639
   for 1999                                                                                       --             24,311
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                               $     133,081    $     114,278
-----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK:
     Income from Continuing Operations                                                   $        0.45    $        0.28
     Income from Discontinued Operations                                                          0.00             0.08
-----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK                                                 $        0.45    $        0.36
-----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK:
     Income from Continuing Operations                                                   $        0.44    $        0.28
     Income from Discontinued Operations                                                          0.00             0.07
-----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK                                               $        0.44    $        0.35
-----------------------------------------------------------------------------------------------------------------------

Number of Shares Outstanding--Basic                                                        298,576,000      316,062,000
Dilutive Effect of Shares Issuable as of Period-End Under Stock Option Plans                 2,287,000        6,710,000
Adjustment of Shares Outstanding Applicable to Exercised Stock Options during the
     period                                                                                     48,000          283,000
-----------------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding--Diluted                                              300,911,000      323,055,000
-----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED). THE OPERATIONS BY BUSINESS SEGMENT NOTE (NOTE 12) PROVIDES OPERATING RESULTS FOR THE CORE IMS BUSINESS AND CTS SEGMENTS EXCLUDING THE TRANSACTION BUSINESSES AS DEFINED IN NOTE 2.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                                             THREE MONTHS ENDED JUNE 30,
                                                                                             ----------------------------
                                                                                                 2000           1999
                                                                                             ----------------------------
Net Income                                                                                     $ 50,229    $ 56,791
Other Comprehensive Income, Net of Taxes:

     Foreign Currency Translation Adjustments Losses                                             (8,888)    (10,552)

     Unrealized Gains/(Losses) on Securities:
         Unrealized Holding Gains on Securities Arising During the Period:
           Other (Net of Tax Expense of $3,710 and $94 for 2000 and 1999, respectively)          6,892         248
           Gartner Shares Held For Sale (Net of Tax Benefit of $9,068 for 2000)                (16,842)        --
     Less: Reclassification Adjustment for Gains included in Net Income (Net of Tax
       Expense of $4,783 for 2000)                                                               (8,884)       --
--------------------------------------------------------------------------------------------------------------------------
Change in Unrealized (Losses)/Gains on Investments, Net of Tax                                  (18,834)        248
--------------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Loss, Net of Tax                                                      (27,722)    (10,304)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                           $ 22,507    $ 46,487
==========================================================================================================================


                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                             --------------------------
                                                                                                 2000           1999
                                                                                             --------------------------
Net Income                                                                                     $ 133,081    $ 114,278
Other Comprehensive Income, Net of Taxes:

     Foreign Currency Translation Adjustments Losses                                             (18,505)     (31,434)

     Unrealized Gains/(Losses) on Securities:
         Unrealized Holding Gains/(Losses) on Securities Arising During the Period:
           Other (Net of Tax Expense/(Benefit) of $36,330 and ($710) for 2000 and 1999,
           respectively)                                                                          58,884       (1,884)
           Gartner Shares Held For Sale (Net of Tax Benefit of $7,859 for 2000)                  (14,595)        --
      Less: Reclassification Adjustment for Gains included in Net Income (Net of Tax
        Expense of $9,540 and $2,802 for 2000 and 1999, respectively)                            (21,487)      (7,423)
-----------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains/(Losses) on Investments Net of Tax                                     22,802       (9,307)
-----------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Income/(Loss), Net of Tax                                                4,297      (40,741)
-----------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                           $ 137,378    $  73,537
=======================================================================================================================

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)


The Company has significant investments outside of the United States. Therefore, changes in the value of foreign currencies affect the Company's Condensed Consolidated Financial Statements when translated into U.S. dollars. The currency translation adjustment excludes the offsetting impact of the Company's hedging program. (See Note 9 to the Condensed Consolidated Financial Statement).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    JUNE 30,     DECEMBER 31,
                                                                                      2000           1999
                                                                                -----------------------------------
ASSETS:
CURRENT ASSETS:
Cash and Cash Equivalents                                                         $   103,148    $   115,875
Accounts Receivable-Net                                                               282,559        284,679
Other Receivable (see note 8)                                                          41,136           --
Other Current Assets                                                                  107,814        109,908
Net Assets from Discontinued Operations (see note 3)                                   82,392         96,988
-------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                         617,049        607,450
-------------------------------------------------------------------------------------------------------------------
SECURITIES AND OTHER INVESTMENTS                                                      197,554        127,415
PROPERTY, PLANT AND EQUIPMENT-NET                                                     161,245        169,190
OTHER ASSETS-NET:
Computer Software                                                                     171,984        174,974
Goodwill                                                                              324,810        339,491
Other Assets                                                                           34,685         32,236
Note and Interest Receivable from Related Party (see note 9)                            2,966           --
-------------------------------------------------------------------------------------------------------------------
         Total Other Assets-Net                                                       534,445        546,701
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $ 1,510,293    $ 1,450,756
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable                                                                  $    43,556    $    44,577
Accrued and Other Current Liabilities                                                 165,574        196,375
Short Term Debt                                                                       334,601        134,663
Accrued Income Taxes                                                                   62,571        211,592
Deferred Revenues                                                                     110,557        136,196
-------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                    716,859        723,403
-------------------------------------------------------------------------------------------------------------------

POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS                                           27,499         27,429
DEFERRED TAXES                                                                         55,035          4,726
OTHER LIABILITIES                                                                      73,240         76,617
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                     872,633        832,175
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS                                                                    128,045        124,875
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $.01, Authorized 800,000,000 Shares; Issued 335,045,390
Shares at June 30, 2000 and December 31, 1999, respectively                             3,350          3,350

Capital in Excess of Par                                                              738,866        738,993
Retained Earnings                                                                     925,610        804,452
Treasury Stock, at Cost, 37,846,383 and 32,901,441 Shares at
     June 30, 2000 and December 31, 1999, respectively                             (1,123,149)    (1,013,730)
Cumulative Translation Adjustment                                                    (114,740)       (96,235)
Unrealized Gains on Gartner Group Holdings, net of tax                                    970         15,565
Unrealized Gains on Investments, net of tax                                            78,708         41,311
-------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                            509,615        493,706
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 1,510,293    $ 1,450,756
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------
                                                                                  2000         1999
                                                                                -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                 $ 133,081    $ 114,278
     Less Income from Discontinued Operations                                        --        (24,311)
---------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                 133,081       89,967
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and Amortization                                                 49,903       48,886
     Gains from Sale of Investments, Net                                          (57,714)     (16,277)
     Benefit Payments                                                              (1,634)      (6,252)
     Non-Recurring Charge Payments                                                   (955)      (1,910)
     Net (Increase)/Decrease in Accounts Receivable                                (9,762)       2,149
     Net (Decrease)/Increase in Deferred Revenues                                 (22,003)       9,012
     Minority Interests                                                             7,038        3,202
     Deferred Income Taxes                                                         20,641       (3,645)
     Net Increase in Accrued Income Taxes                                          21,246        1,975
     Net Decrease in Accrued and Other Current Liabilities                        (19,200)      (9,141)
     Other Working Capital Items                                                     (765)      (6,569)
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         119,876      111,397
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from Sale of Investments, Net                                        66,734       39,157
     Acquisition and Integration Payments                                          (4,588)     (21,768)
     Payments for Acquisition of Business                                            --         (3,100)
     Capital Expenditures                                                         (13,051)     (16,465)
     Additions to Computer Software                                               (21,139)     (28,185)
     Net Increase in Other Investments                                            (16,710)     (16,338)
     Other Investing Activities - Net                                             (10,630)       1,344
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                                   616      (45,355)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments for Purchase of Treasury Stock                                     (119,623)    (222,651)
     Proceeds from Exercise of Stock Options                                        6,326       20,180
     Dividends Paid                                                               (11,923)     (12,660)
     Proceeds from Employee Stock Purchase Plan                                     1,608        2,947
     Payment on D&B Tax Contingency                                              (212,291)        --
     Short-Term Borrowings                                                        245,588      150,540
     Short-Term Debt Repayments                                                   (40,500)     (79,631)
     Other Financing Activities - Net                                                (420)         710
---------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                            (131,235)    (140,565)
---------------------------------------------------------------------------------------------------------
 Effect of Exchange Rate Changes on Cash and Cash Equivalents                      (1,984)     (12,221)
 Effect of Change in Year End of the IMS Operating Units                             --         30,664
---------------------------------------------------------------------------------------------------------
 Decrease in Cash and Cash Equivalents                                            (12,727)     (56,080)
 Cash and Cash Equivalents, Beginning of Period                                   115,875      206,390
---------------------------------------------------------------------------------------------------------
 Cash and Cash Equivalents, End of Period                                       $ 103,148    $ 150,310
---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid during the Period for Interest                                        $   3,324    $   2,551
Cash Paid during the Period for Income Taxes (Exclusive of payment of D&B Tax
  Contingency--See Note 8 to the Condensed Consolidated Financial Statements.) $  27,254    $  39,634


See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

NOTE 2. BASIS OF PRESENTATION

IMS Health is the world's leading provider of information solutions to the pharmaceutical and healthcare industries. IMS Health operates in over 100 countries.

At June 30, 2000, IMS Health consists of (a) the IMS segment ("IMS"), which consists of the market information and decision support services business for the pharmaceutical and healthcare industries conducted by IMS Health and various subsidiaries; (b) a controlling interest in Cognizant Technology Solutions Corporation ("CTS") and (c) the segment containing (i) the pharmaceutical industry automated sales and marketing support business of IMS Health Strategic Technologies, Inc. ("Strategic Technologies"), substantially all of IMS Health's interactive and direct marketing business, including the business of Clark-O'Neill, Inc. ("Clark-O'Neill"), and a majority stake in a foreign joint venture (collectively, "Synavant") (ii) ERISCO Managed Care Technologies, Inc. ("Erisco") and (iii) three small non-strategic software businesses ((i), (ii) and (iii), collectively, the "Transaction Businesses"). The Company intends to spin-off or divest of all businesses in the Transaction Businesses segment (see
Note 6).

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

NOTE 3. INVESTMENT IN GARTNER GROUP STOCK

On November 11, 1998, the Company announced that its Board of Directors had approved a plan to spin-off substantially all of its equity ownership of Gartner (the "Gartner Spin-Off"). As provided for under the Distribution Agreement, entered into between Gartner and the Company, 40,689,648 Gartner Class A Shares were converted into an equal number of Gartner Class B Shares. As a result of the then proposed Gartner Spin-Off, the Company at the time ceased

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

The Company's remaining investment in Gartner at June 30, 2000 consists of 6,909,457 Gartner Class A Shares and warrants to purchase a further 599,400 Gartner Class A Shares (at an original cost basis of $81,422). Under the terms of the IRS ruling, the Company must monetize the remaining position in Gartner to maintain the tax free nature of the Gartner Spin-off. Accordingly, the net assets from discontinued operations in the amount of $82,392 are included in current assets at June 30, 2000. As the Company intends to dispose of these remaining securities the Company's Gartner Class A shares have been accounted for as "available for sale" securities in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The unrealized gain as of the date of the Gartner Distribution (based on the then per share price of $22.75 on Gartner Stock, the price at the time of the Gartner Distribution) was $51,716 (net of taxes of $27,847), and was recorded as Other Comprehensive Income and included as a component of Shareholders' Equity. Subsequent changes in the per share price of Gartner Stock from the date of the Gartner Distribution to June 30, 2000 (based on a per share price of $12.00 of Gartner Stock at June 30, 2000) generated an unrealized loss of $50,746 since the date of the Gartner Distribution (net of taxes of $27,325), which was also recorded as Other Comprehensive Income and included as a component of Shareholders' Equity. Upon sale of these securities, the unrealized gain related to those securities measured based on the value of the Gartner shares as of the date of the Gartner Distribution will be recognized in Discontinued Operations. The unrealized gains or losses in the fair value subsequent to the date of the Gartner Distribution will be recognized in Continuing Operations as shares are sold. There were no sales of Gartner shares during the six months ended June 30, 2000. Approximately $4,000 (at fair market value) of Gartner Class A Shares will be contributed to Synavant as part of the pending spin-off described in note 6.

NOTE 4. DISPOSITIONS

During the second quarter of 2000, the Company recorded $8,272 of pre-tax net gains due primarily to the sale of marketable investments in Viant Corporation, Verisign, Inc. and

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Mercator Software, Inc. that were part of the Company's investment portfolio. Cash received, net of costs to dispose, amounted to $8,555 in the quarter.

During the first six months of 2000, the Company recorded $57,714 of pre-tax net gains due primarily to the sale of investments in American Cellular, Aspect Development, Inc., Mercator Software, Inc., Viant Corporation and Verisign, Inc. that were part of the Company's investment portfolio. Cash received, net of costs to dispose, amounted to $66,734 in the six month period.

NOTE 5. SECURITIES AND OTHER INVESTMENTS

ALLSCRIPTS

On February 17, 2000, IMS Health announced an alliance with Allscripts, Inc. ("Allscripts") (NASDAQ:MDRX) to develop and market new Internet-based information solutions for the pharmaceutical industry. In conjunction with the agreement IMS Health made a private equity investment of $10,000 to acquire 214,794 shares of Allscripts common stock. IMS Health's investment in Allscripts is carried at cost as the disposition of the shares is restricted since the shares have not been registered under the Securities Act of 1933 and is included in "Securities and Other Investments".

OTHER INVESTMENTS

Amounts for Equity Securities are included in the Condensed Consolidated Statements of Financial Position as Securities and Other Investments. Securities and Other Investments include the Company's private equity investments in venture capital partnerships. Such investments are carried at cost. During the six months ended June 30, 2000 the venture capital partnerships distributed shares to the Company in US Interactive Inc. Verisign, Inc., ICGE and IPIX. These were distributed at historical cost and, upon distribution, these shares became available for sale and have accordingly been marked to market.

NOTE 6. PENDING TRANSACTIONS

STRATEGIC ALLIANCE AND SALE OF ERISCO TO THE TRIZETTO GROUP, INC.

On May 16, 2000, IMS Health and The TriZetto Group, Inc. ("TriZetto") (NASDAQ:TZIX) jointly announced a strategic alliance under which TriZetto will acquire Erisco in exchange for TriZetto common stock. TriZetto is a provider of vertical Internet-enabled applications services and business portals for the healthcare industry. IMS Health and TriZetto will also enter a technology and data alliance. The transaction supersedes the merger of the two companies previously announced on March 29, 2000, which has been terminated by the consent of both companies' Boards of Directors.

The transaction is structured with a collar between a $21 TriZetto stock price, below which IMS Health receives approximately 12.1 million TriZetto shares, and a $29 TriZetto stock price, above which IMS Health receives approximately 8.8 million shares. Based on TriZetto's closing price on June 30, 2000, of $16.19, IMS Health would receive approximately 12.1 million shares of TriZetto common stock, valuing Erisco at approximately $196,000. The final exchange ratio will be determined by TriZetto's average daily price for the 15 trading days ending on the third

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


day prior to the closing date, which is expected in the third quarter or early fourth quarter of 2000.

The Company expects to record a gain on the sale of Erisco, considering that IMS Health will maintain an approximately 24% - 36% of TriZetto's common stock based on the final exchange ratio discussed above. After this transaction, IMS will account for its share of TriZetto on an equity basis.

The revenue, operating income, and net assets for Erisco at June 30, 2000 were not significant to IMS Health. This business has been managed together with the other businesses pending sale or distribution. Accordingly its results are included in the Transaction Business segment (see Note 12). Erisco together with Synavant make up substantially all of the Transaction Business segment.

SPIN-OFF OF SYNAVANT

IMS Health intends to spin-off (the "Distribution") the pharmaceutical industry automated sales and marketing support business of IMS Health Strategic Technologies, Inc. and certain other foreign subsidiaries of IMS Health, substantially all of IMS Health's interactive and direct marketing business, including the business of Clark-O'Neill, Inc., and a majority stake in a foreign joint venture (collectively the "Synavant Business"). These businesses had previously been managed within and reported as part of the Company's IMS operating segment. On July 19, 2000, the Board of Directors approved the Distribution and declared a dividend of one share of Synavant Common Stock for every 20 shares of IMS Health Common Stock subject to certain conditions including the effectiveness of the Registration Statement on Form 10 relating to the Synavant Common Stock payable to IMS Health shareholder's of record on July 28, 2000.

Prior to the Distribution, IMS Health will convey the assets and stock of entities that compose the Synavant Business as well as cash and certain securities to Synavant, a newly formed Delaware corporation and a wholly owned subsidiary of IMS Health.

The shares of Synavant will then be distributed to the shareholders of IMS Health. IMS Health shareholders will receive one share of Synavant common stock for every 20 shares of IMS Health common stock, payable to IMS Health shareholders of record at the close of business on July 28, 2000.

The Synavant Business has been managed together with the other business pending sale or distribution. Accordingly its results are included in the Transaction Business segment (see Note 12).

On July 14, 2000, Synavant entered into a strategic alliance with Siebel Systems, Inc. (see Note 13).

Prior to the Distribution, IMS Health and Synavant plan to enter into a Distribution Agreement providing for, among other things, certain corporate transactions required to effect the Distribution and other arrangements between IMS Health and Synavant subsequent to the Distribution. In particular, the Distribution Agreement will define the assets, liabilities and contractual relationships which are being assumed by Synavant and those which will remain

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


with IMS Health. This includes IMS Health's agreement to indemnify Synavant with respect to certain contingent liabilities, including certain of those described in Note 8. The agreement is expected to provide that IMS Health and Synavant each will bear a prescibed portion of IMS Health's share of these liabilities (net of the liability borne by NMR) up to a maximum liability of $10,000 for Synavant.

For the purposes of governing certain of the ongoing relationships between Synavant and IMS Health after the Distribution and to provide for an orderly transition, Synavant and IMS Health plan to enter into various additional agreements including a Tax Allocation Agreement, Employee Benefits Agreement, sublease arrangements, Corporate Services Agreement, Shared Transaction Services Agreements, and a Data and Telecommunication Services Agreement. In addition, Synavant and IMS Health will enter into agreements licensing certain data rights related to the Xponent and Pharbase information databases.

The Company expects to receive an opinion from outside counsel that the Distribution should qualify under Section 355 of the Internal Revenue Code and be tax-free to IMS Health and to IMS Health stockholders for U.S. federal income tax purposes, except for any tax payable because of any cash IMS Health stockholders may receive in lieu of a fractional share of Synavant common stock.

As an opinion of counsel does not bind the IRS or the courts, the IRS may challenge positions taken on an opinion of counsel and could assert claims, which could be material in amount, in connection with the Distribution. Outside counsel, however, is expected to be of the opinion that if the matter were litigated as a result of an assertion by the IRS that the Distribution should be taxable, the taxpayers should prevail.

If the Distribution were not to qualify under Section 355 of the Internal Revenue Code, then, in general, a corporate tax would be payable by the consolidated group, of which IMS Health is a common parent and Synavant is a member, based on the difference between (x) the fair market value of the Synavant Common Stock and (y) the adjusted basis of such Synavant Common Stock. In addition, under the consolidated return rules, each member of the consolidated group would be severally liable for such tax liability. IMS Health estimates that the aggregate tax liability in this regard would be approximately $100,000. Pursuant to the Tax Allocation Agreement, IMS Health will be liable for the resulting corporate tax, except as provided in the Distribution Agreement.

NOTE 7. MINORITY INTERESTS

The Company consolidates the assets, liabilities, results of operations and cash flows of businesses and investments in which it has control. Third parties' ownership interests are reflected as minority interests on the Company's financial statements. Two of the Company's subsidiaries have contributed assets to, and participate in, a limited partnership. One subsidiary serves as general partner, and all other partners hold limited partnership interests. The partnership, which is a separate and distinct legal entity, is in the business of licensing database assets and computer software. In the second quarter of 1997, third-party investors contributed $100,000 to the partnership in exchange for minority ownership interests. The Company and its subsidiaries maintain a controlling (88%) interest in the partnership. Under the terms of the investment, as of June 30, the third-party investors had a right to take steps that would result in

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


the termination of the investment on September 30, 2000. On July 31, 2000, in conjunction with IMS Health contributing additional assets to the partnership, the investors agreed to extend the term of their investment until June 30, 2003, at which time they have the right to take steps to terminate their investment.

The Company also has a controlling interest in CTS (60.8% of the outstanding shares representing approximately 93.9% of the voting power at June 30, 2000). The related minority interest on the Condensed Consolidated Statement of Financial Position at June 30, 2000 and December 31, 1999 was $20,286 and $17,611, respectively. Selected unaudited financial data for CTS is included in
Note 12.

NOTE 8. CONTINGENCIES

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

On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an amended and restated complaint repleading its alleged claim of attempted monopolization in the United States and realleging its other claims. On August 18, 1997, defendants moved for an order dismissing the amended claims. On December 1, 1997, the court

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint. On December 22, 1999, defendants filed a motion for partial summary judgement seeking to dismiss IRI's non-U.S. antitrust claims. On July 12, 2000, the court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operated through subsidiaries or companies owned by joint ventures or "relationships" with local companies. Discovery is continuing in this matter.

In light of the potentially significant liabilities which could arise from the IRI Action and in order to facilitate the distribution by D&B of shares of Cognizant Corporation ("Cognizant") and ACNielsen Corporation (the parent company of A.C. Nielsen Company) in 1996, D&B, ACNielsen and Cognizant entered into an Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating liabilities that may arise out of or in connection with the IRI Action, and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount") and that Cognizant and D&B will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen will be able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses.

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

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

The Company has been informed by D&B that the IRS is challenging D&B's utilization of certain capital losses during 1989 and 1990. D&B has advised the Company that it filed an amended tax return for these periods which reflects $561,582 of tax and interest due. Under the terms of the 1996 Distribution Agreement, the Company is liable to pay half of such taxes and interest owed to the IRS to the extent that D&B total liabilities exceed $137,000. In May 2000, D&B paid $349,291 of this amount, and the Company paid $212,291, which the Company funded through short term borrowings. A portion (approximately $41,000) of the Company's obligation will in turn be shared with NMR under the Distribution Agreement between those companies dated June 30, 1998 (the "1998 Distribution Agreement"). NMR is not obligated to pay its share to the Company until January 2, 2001. Accordingly, the receivable has been accounted for as a short term asset. The payments were made to the IRS to stop further interest from accruing. D&B received a formal assessment for the additional tax from the IRS during the second quarter of 2000. D&B has advised the Company that, notwithstanding the filing and payment, it intends to contest the assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. The Company estimates that its share of the liability that was paid is approximately $140,000 net of income tax benefit on interest (approximately $31,300) and NMR's contribution obligations (approximately $41,000).

In light of accruals and payments made in respect of these matters, management does not believe that these matters will have a material adverse effect on the Company's consolidated financial position or operating results when they are ultimately resolved in future periods.

The Company is the subject of complaints filed with the European Commission (the "Commission") pursuant to Article 3 of Council Regulation No. 17 of 1972. The complaints with the Commission were filed by Source Informatics Ltd. (December 1, 1997), NDC Health Information Services (Arizona) Inc. (May 13, 1998), and Source Informatics S.A/N.V. (February 18, 2000) (which also filed a complaint with the Belgian Competition Council, where a complaint filed by SmithKline Beecham is also pending). The EC complaints allege that the Company has been and continues to engage in certain commercial practices which violate Articles 81 and 82 of the EC Treaty, which relate to agreements or abuses of a dominant position that adversely affect competition. The Company has responded to the complaint denying the allegations in the complaint and has provided and continues to provide information to the Commission pursuant to formal information requests. No action has been taken by the Commission nor have hearings been held or scheduled. The Commission may issue interim measures until a decision is reached, dismiss the complaints, issue a decision prohibiting the alleged practices, and/or impose fines against the Company. The Company intends to vigorously defend these matters. Management of the Company is unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect the Company's results of operations, cash flows, or financial position.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


In connection with the Gartner Spin-Off, the Company and Gartner entered into a Distribution Agreement and an Agreement and Plan of Merger (the "1999 Distribution Agreements"). Pursuant to the 1999 Distribution Agreements, Gartner agreed to indemnify the Company and its stockholders for additional taxes which may become payable as a result of certain actions that may be taken by Gartner that adversely affect the tax-free treatment of the Gartner Spin-Off. However, the Company may become obligated for certain tax liabilities in the event the Gartner Spin-Off is deemed to be a taxable transaction as a result of certain Gartner share transactions that may be undertaken following the Gartner Spin-Off. In the opinion of management, it is highly unlikely that any such significant liabilities will be incurred by the Company.

As described in Note 6, prior to the Distribution, IMS Health and Synavant plan to enter into a Distribution Agreement. In connection with the Distribution, Synavant will be jointly and severally liable to the other parties in the prior Distribution Agreements for the liabilities relating to certain tax matters as well as those relating to the IRI Action. Under the Distribution Agreement, as between IMS Health and Synavant, it is expected that each will bear a prescribed portion of IMS Health's share of these liabilities (net of the liability borne by NMR) up to a maximum liability of $10,000 for Synavant.

NOTE 9. FINANCIAL INSTRUMENTS

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

Gains and losses on contracts hedging committed foreign currency revenues are deferred until such revenues are recognized and offset changes in the value of such revenues. Gains and losses on contracts hedging non-functional currency assets and liabilities are not deferred and are included in other income/expense
- net. At June 30, 2000, the notional amounts of committed foreign currency revenues and non-functional currency assets and liabilities hedged were $112,874 and $44,475 respectively.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE RECEIVABLE - (RELATED PARTY)

At January 3, 2000, the Company held a related party note receivable totalling $3,558 from Victoria R. Fash, its President and Chief Executive Officer and a Director. On January 12, 2000, $632 was repaid in cash leaving a principal amount of $2,926, which is included in Other Assets. The loan accrues interest at an annual rate of 6.21% with principal and accrued interest due on December 31, 2008 with earlier payment permitted, accelerated payment required, and the loan forgiven under certain circumstances. The loan is secured by 81,260 shares of the Company's Common Stock. The balance outstanding at June 30, 2000 was $2,996. Cash used, net of repayment, for this loan is included in other Investing Activities - Net on the condensed consolidated statement of cash flows.

CREDIT CONCENTRATIONS

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by counterparties. The Company would not realize a material loss as of June 30, 2000, in the event of non-performance by any one counterparty. The Company enters into transactions only with financial institution counterparties which have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($282,559 and $284,679 net of allowances for doubtful accounts, at June 30, 2000, and December 31, 1999, respectively) principally from customers in the pharmaceutical industry. The Company's trade receivables do not represent significant concentrations of credit risk at June 30, 2000 due to the high quality of its customers and their dispersion across many geographic areas.


SHORT-TERM BORROWINGS / LINES OF CREDIT

Borrowings under short-term lines of credit were $334,601 and $134,663 at June 30, 2000 and December 31, 1999 respectively. The borrowings were taken out mainly to support the Company's share repurchase program and more recently to fund the D&B tax payment further described in Note 8. The borrowings are repayable within 364 days from inception and have maturity dates through August 15, 2000. The weighted average rates of interest for the borrowings were 6.2% and 0.9% at June 30, 2000 and December 31, 1999, respectively. There are no significant debt covenants associated with the Company's short-term borrowings.

The Company had unused available lines of credit of $148,106 and $273,273 at June 30, 2000 and December 31, 1999 respectively. In general, the terms of these lines of credit give the Company the option to borrow at an interest rate equal to LIBOR plus 37.5 basis points and can be withdrawn by the bank under certain conditions. The commitment fee associated with the unused lines of credit is
22.5 basis points per year, increased to 28.85 basis points if the facilities are less than 50% utilized.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 10. INCOME TAX

To consolidate certain of its international operations in 1999 the Company engaged in certain non-U.S. reorganizations which gave rise to tax deductible non-U.S. intangible assets. In 2000, the effective tax rate was higher than in 1999 as a result of a higher amount of Enterprise's investment gains which have been taxed at a U.S. federal rate of 35%, offset by the recognition in 2000 of certain net operating losses (NOLs) due to the implementation of global tax planning strategies (approximately $2,800) and the reversal of previously accrued tax liabilities (approximately $3,000). These tax planning strategies were developed and implemented during the first quarter of 2000. These NOLs were previously reserved with a full valuation allowance. The reversal of previously accrued tax liabilities resulted from the true-up of state and local tax returns and the favorable resolution of audits in certain foreign tax jurisdictions recognized during the first quarter. Pending German legislation calls for the reduction of the German corporate tax rate from 40% to 25%. The potential impact to the Company is a reduction in the deferred income tax assets by approximately $18,000. The Company is evaluating potential strategies to mitigate the impact of this rate change.

While the Company intends to continue to seek global tax planning initiatives, there can be no assurance that the Company will be able to successfully implement such initiatives.

NOTE 11. SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN No. 44"). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying Opinion 25. Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44 are effective July 1, 2000. Management does not believe FIN No. 44 will have any material impact on the Company's financial statements.

In December 1999 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No 101 "Revenue Recognition in Financial Statements" ("SAB No 101"). SAB No 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC staff issued SAB 101B to provide registrants with additional time to implement guidance contained in SAB 101. SAB 101B delays the implementation date of SAB No 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes its revenue recognition policies are compliant with the SEC staff's views.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No.133- an amendment of FASB Statement No. 133." Citing concerns about companies' ability to modify their information systems in time to apply SFAS 133, the FASB delayed its effective

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


date for one year, to fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). Management does not believe that adoption of this statement will have a material impact on the Company's financial statements.

NOTE 12. OPERATIONS BY BUSINESS SEGMENT

Historical results are restated to reflect Gartner as a discontinued operation (See Note 3).

Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making groups, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company, operating globally in more than 100 countries, is managed by way of and delivers information, software and related services principally through the strategic business segments referenced below.

The chief operating decision makers evaluate the performance and allocate resources based on revenue and operating income. All intersegment transactions are excluded from management's analysis of operations by business segment.

Effective for the quarter ended June 30, 2000 the Company has realigned it's business segments to reflect the change in management approach which has arisen as a result of the pending transactions (see Note 6). This change will allow focus on the core IMS Business. Historical Segmental information has been restated to give effect to the new segment grouping. The revised segments are as follows:

1. The IMS Segment consists of IMS, the leading global provider of market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Historically, this segment included Synavant and three small non-strategic software companies that are now included in the Transaction Businesses segment.

2. The CTS Business Segment delivers full life cycle solutions to complex software development problems and maintenance problems that companies face as they transition to eBusiness. These services are delivered through the use of a seamless on-site and offshore consulting project team. The Company's primary service offerings include application development and integration, application management, re-engineering and mass change.

3. The Transaction Businesses Segment includes Synavant, which serves the pharmaceutical industry by developing and selling pharmaceutical relationship management solutions that support sales and marketing decision making; Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry and three small non-strategic software companies. As indicated in Note 6, the Company intends to spin-off the Synavant business. The Company also intends to divest three other small non-strategic software businesses. As indicated in
     Note 6, the Company intends to sell Erisco to TriZetto and enter into a strategic alliance with TriZetto. Historically, Erisco was managed as part of the Emerging Markets Segment. The remaining piece of the historical Emerging Markets Segment is Enterprises, the Company's venture capital unit focused on investments in emerging businesses. Enterprises is now being managed within general corporate activities.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        PERIODS ENDED JUNE 30, 2000
---------------------------------------------------------------------------------------------------------------
THREE MONTHS:                                             IMS           CTS          TRANSACTION       TOTAL
                                                                                      BUSINESSES
                                                       --------------------------------------------------------
Operating Revenue (1),(2),                             $   276,620    $    28,089    $    64,692    $   369,401
Segment Operating Income (loss) (1)                         88,610          6,041         (6,144)        88,507
General Corporate Expenses (3)                                                                           (9,960)
Interest Income                                                334            542             21            897
Interest Expense (5)                                          (289)                          (38)          (327)
Non-Operating Income/(Expense):
   Gains from Dispositions - Net                                                                          8,272
   Other Expense - Net (5)                                                                               (6,672)
---------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Provision
for Income Taxes                                                                                         80,717
Provision for Income Taxes                                                                              (30,488)
---------------------------------------------------------------------------------------------------------------
Net Income                                                                                          $    50,229
---------------------------------------------------------------------------------------------------------------

SIX MONTHS:
Operating Revenue (1),(2),(7)                          $   540,471    $    51,653    $   129,800    $   721,924
Segment Operating Income (loss)(1),(7)                     168,319         11,164         (7,885)       171,598
General Corporate Expenses (3)                                                                          (17,991)
Interest Income                                                915          1,047             42          2,004
Interest Expense (5)                                          (670)                          (73)          (743)
Non-Operating Income/(Expense):
   Gains from Dispositions - Net                                                                         57,714
   Other Expense - Net (5)                                                                              (16,297)
---------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Provision
for Income Taxes                                                                                        196,285
Provision for Income Taxes                                                                              (63,204)
---------------------------------------------------------------------------------------------------------------
Net Income                                                                                          $   133,081
---------------------------------------------------------------------------------------------------------------
Total Identifiable Assets at June 30, 2000(8)          $   721,015    $   83,048    $   306,579     $ 1,110,642
---------------------------------------------------------------------------------------------------------------

The IMS and CTS segment combined total revenues were $304,709 and $592,124 for the three and six month periods ended in 2000. The combined operating incomes after corporate expenses and excluding Synavant Spin-off costs, totaled $86,238 and $163,037 for the three and six month periods ended in 2000. These results reflect those of the core IMS business as further described in the Management Discussion and Analysis and Press Release.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        PERIODS ENDED JUNE 30, 1999
----------------------------------------------------------------------------------------------------------
THREE MONTHS:                                         IMS           CTS       TRANSACTION         TOTAL
                                                                              BUSINESSES
                                                   -------------------------------------------------------
Operating Revenue (1), (2)                         $   249,618    $    17,900   $    65,134    $   332,652
Segment Operating Income (1)                            70,770          3,870         3,728         78,368
General Corporate Expenses (3)                                                                     (15,613)
Interest Income (4)                                      1,643            250                        1,893
Interest Expense (5)                                      (633)                         (61)          (694)
Non-Operating Income/(Expense):
   Gains from Dispositions - Net                                                                     8,300
   Other Expense - Net (4), (5)                                                                     (5,823)
----------------------------------------------------------------------------------------------------------
Income from Continuing
Operations Before Provision                                                                         66,431
for Income Taxes
Provision for Income Taxes                                                                         (20,257)
----------------------------------------------------------------------------------------------------------
Income from Continuing
Operations                                                                                     $    46,174
Income from Discontinued Operations, Net of
Income Taxes (6)                                                                                    10,617
----------------------------------------------------------------------------------------------------------
Net Income                                                                                     $    56,791
----------------------------------------------------------------------------------------------------------

SIX MONTHS:
Operating Revenue (1),(2)                          $   483,820    $    35,035   $   127,039    $   645,894
Segment Operating Income (1)                           126,776          7,940         6,162        140,878
General Corporate Expenses (3)                                                                     (23,413)
Interest Income (4)                                      2,791            526           194          3,511
Interest Expense (5)                                      (631)                        (122)          (753)
Non-Operating Income/(Expense):
   Gains from Dispositions - Net                                                                    16,277
   Other Expense - Net (4), (5)                                                                     (9,748)
----------------------------------------------------------------------------------------------------------
Income from Continuing Operations before
Provision for Income Taxes                                                                         126,752
Provision for Income Taxes                                                                         (36,785)
----------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                                   89,967
Income from Discontinued Operations, Net of
Income Taxes (6)                                                                                    24,311
----------------------------------------------------------------------------------------------------------
Net Income                                                                                     $   114,278
----------------------------------------------------------------------------------------------------------
Total Identifiable Assets at June 30, 1999(8)      $   736,734    $    56,373  $   314,921     $ 1,108,028
----------------------------------------------------------------------------------------------------------


The IMS and CTS segment combined total revenues were $267,518 and $518,855 for the three and six months of 1999. The combined operating incomes after corporate expenses and excluding year 2000 remediation costs and Gartner Spin costs totaled $74,450 and $134,603 for the three and six month periods of 1999. These results reflect those of the core IMS business as further described in the Management Discussion and Analysis and Press Release.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


Notes to Operations by Business Segments:

(1) The IMS and CTS segment combined total revenues of $304,709 and $592,124 for the three and six month periods ended in 2000 compared to $267,518 and $518,855 for the comparable periods of 1999. The combined operating incomes after corporate expenses and excluding year 2000 remediation costs, total $86,238 and $163,037 for the three and six month periods ended in 2000 compared to $74,450 and $134,603 for the same periods of 1999. These results reflect those of the core IMS business as further described in the Management Discussion and Analysis and Press Release.

(2) Operating revenue excludes intersegment sales in 2000 of $3,712 and $7,218 for the three and six months presented, respectively. Operating revenue in 1999 excludes intersegment sales of $3,598 and $6,889 for the three and six months presented, respectively. These sales, primarily from CTS to IMS, are recognized as the service is performed.

(3) General Corporate Expenses in 2000 includes $1,547 incremental Synavant Spin-Off costs for the three and six months periods presented, respectively. In 1999 such expenses include $7,500 incremental Gartner Spin-off costs in the three and six months.

(4) Interest income in 1999 excludes amounts recorded at corporate of $88 and $269 for the three and six month periods presented, respectively. These amounts have been included in Non-Operating Income Expense Other Expenses-Net.

(5) Interest expense in 2000 excludes amounts recorded at corporate of $1,707 and $2,624 for the three and six month periods presented, respectively. Interest expense in 1999 excludes amounts recorded at corporate of $1,582 and $1,781 for the three and six month periods presented, respectively. These amounts have been included in Non-Operating Income Expense Other Expense-Net.

(6) Income from Discontinued Operations, Net of Income taxes in 1999 relates to Gartner. Taxes for the three and six month periods were $6,516 and $12,639 respectively.

(7) Included in the Transaction Businesses are revenue and operating loss related to the Synavant Businesses of approximately $93,000 and ($10,000) respectively for the six months ended in 2000. A significant part of residual results of operations relate to the Erisco business.

(8) Total assets include Net Assets of Discontinued Operations of $82,392 and $265,019 as of June 30, 2000 and June 30, 1999, respectively. Assets of $317,259 and $220,875 as of June 30, 2000 and June 30, 1999, respectively, include Cash and Cash Equivalents, Investments, and Property, Plant and Equipment not identified with business segments and represent the reconciling items between total indentifiable assets and net assets of discontinued operations and the Company's total assets.

NOTE 13. SUBSEQUENT EVENTS

SYNAVANT STRATEGIC ALLIANCE

On July 14, 2000, Synavant entered into a strategic alliance with Siebel Systems, Inc. ("Siebel"), a leading provider of eBusiness applications software. Through the alliance, the companies intend to jointly develop, market and sell pharmaceutical and healthcare related versions of Siebel's eBusiness software applications.

As part of the strategic alliance, Synavant and Siebel entered into (1) a Value Added Industry Remarketer Agreement (the "Reseller Agreement"), (2) a Siebel Alliance Program Master Agreement (the "Alliance Agreement"), and (3) a license of certain Siebel software for Synavant internal use. Pursuant to the Reseller Agreement, Siebel appointed Synavant as a non-exclusive distributor of certain Siebel Licensed software. Under this arrangement, Synavant has the right to distribute and sublicense Siebel software products to companies in the life sciences industry world-wide in conjunction with Synavant own proprietary software and services. As part of the arrangement, Siebel and Synavant share in the sublicensing and maintenance fees generated from the licensing of the Siebel software. Under the terms of the agreement, Synavant will pay Siebel a license fee of $2.5 million.

Additionally, the Reseller Agreement limits the extent to which Synavant may independently develop, integrate, market, license or distribute products that are directly competitive with those packaged and promoted by Siebel. Synavant may, however, continue to license and support its existing Cornerstone and Premiere customers. The Reseller Agreement contemplates a five year term for the alliance, however the parties may, under certain circumstances, extend the agreement for an additional two years on the same terms as the existing agreement. It also contains certain provisions that would allow for early termination in the event certain contractual requirements are not met.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


The Alliance Agreement complements the Reseller Agreement and establishes a framework for the joint marketing efforts by Synavant and Siebel to such life sciences companies. Under this arrangement Synavant will be a Siebel Strategic Software Partner throughout the world to serve the life sciences market. Synavant will be permitted to use the Siebel logos and marks as part of the joint marketing effort in its promotional materials.

In connection with the Siebel alliance, the Synavant has agreed that it will suspend the future enhancement and development of its current sales force automation software products (subject to existing customer contractual obligations) and to share revenues from the licensing of such products to certain new customers after a specified time period, ranging from the date of the arrangement to six months. As a result of this transaction, Synavant believes all or a significant portion of its computer software (including acquired technology), and a portion of its goodwill and other intangible assets related to the Synavant business may not be recoverable and amortization periods of these intangible assets may be reduced. At June 30, 2000, intangibles of the Synavant business were approximately $180,000. Synavant has begun to assess the financial impact of this transaction with respect to determining the amount of any impairment loss and possible change in intangible asset lives. Synavant will account for any impairment loss in the quarter ended September 30, 2000. Any changes to the amortization period of intangible assets will be accounted for prospectively.

In connection with the Siebel agreement, Synavant is also currently evaluating the status of all development projects currently in progress at Synavant, including the acquired in process technology in connection with the 1998 Walsh acquisition. While no definitive decision has been made to discontinue any development project, it is likely that, as a direct result of the Siebel transaction, certain projects, including one remaining Walsh project, may now be discontinued or significantly curtailed.

STOCK REPURCHASE PROGRAM

On July 19, 2000 the Board of Directors authorized a systematic stock repurchase program to buy up to 40 million shares, marking the fifth consecutive repurchase program the Company has implemented. Shares acquired through the repurchase program will be open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


This discussion and analysis should be read in conjunction with the accompanying condensed unaudited consolidated financial statements and related notes.

IMS Health is the world's leading provider of information solutions to the pharmaceutical and healthcare industries. IMS Health operates in over 100 countries and its key products and services include:

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

At June 30, 2000, IMS Health consists of (a) the IMS segment ("IMS"), which consists of the market information and decision support services business for the pharmaceutical and healthcare industries conducted by IMS Health and various subsidiaries; (b) a controlling interest in Cognizant Technology Solutions Corporation ("CTS") and (c) the segment containing (i) the pharmaceutical industry automated sales and marketing support business of IMS Health Strategic Technologies, Inc. ("Strategic Technologies"), substantially all of IMS Health's interactive and direct marketing business, including the business of Clark-O'Neill, Inc. ("Clark-O'Neill"), and a majority stake in a foreign joint venture collectively the "Synavant Business", (ii) ERISCO Managed Care Technologies, Inc. ("Erisco"), and (iii) three small non-strategic software businesses ((i), (ii) and (iii), collectively the "Transaction Businesses").

On July 26, 1999, having received the approval of Gartner Group Inc. ("Gartner") shareholders and the Boards of Directors of both the Company and Gartner, the Company completed a spin-off of the majority of its equity investment in Gartner to IMS Health shareholders (the "Gartner Spin-Off"). The Gartner Spin-Off consisted of 0.1302 shares of Gartner Class B Common Stock for each share of the Company's Common Stock outstanding on the July 17, 1999 record date and totalled
40.7 million Gartner Class B shares. The condensed consolidated financial statements of the Company have been reclassified for the periods presented to reflect the Gartner equity investment as a discontinued operation. On July 23, 1999, in connection with the Gartner Spin-off, Gartner paid a special cash dividend. IMS Health's portion of the dividend was $52,877, net of taxes. The Company's remaining investment in Gartner at June 30, 2000 consists of 6,909,457 Gartner Class A shares and warrants to purchase a further 599,400 Gartner Class A shares. The carrying value of the Gartner investment, after taxes, was $82,392 at June 30, 2000. (See Note 3 to the Condensed Consolidated Financial Statements). As part of the pending spin-off of Synavant, approximately $4,000 (at fair market value) of Gartner Class A shares will be contributed to Synavant.

IMS HEALTH INCORPORATED
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

PENDING TRANSACTIONS


IMS Health intends to spin-off certain businesses to be called Synavant (see
Note 6 to the Condensed Consolidated Financial Statements). The Company has also announced a strategic alliance under which The TriZetto Group, Inc. will acquire Erisco and will enter a technology and data alliance (see Note 6 to The Condensed Consolidated Financial Statements). These transactions, together with the planned divestitures of three small non strategic software businesses will result in a company concentrated on IMS's core data business of providing market information and decision support services to the pharmaceutical industry.

IMS Health and TriZetto will enter a technology and data alliance to (a) accelerate implementation of the Company's internet strategy through TriZetto's HealthWeb technology; and (b) facilitate developments of new products. IMS will own approximately 24% - 36% of TriZetto on completion of the transaction. After this transaction, IMS will account for its share of Trizetto on an equity basis.

PMSI ACQUISITION

On August 5, 1998, IMS Health acquired certain non-U.S. assets of Pharmaceutical Marketing Services Inc. ("PMSI") for $103,921, consisting of IMS Health common stock, IMS Health stock options issued and accrued acquisition and integration costs in the amount of $22,584. The Company recognized approximately $116,775 of goodwill related to the acquisition, which is being amortized on a straight-line basis over 15 years. As of June 30, 2000, the severance costs, relating to the termination of 63 PMSI employees, the costs of terminating various leaseholdings and costs associated with contract cancellations were less than originally anticipated. However, the Company's other direct costs recognized as a result of the acquisition, such as direct legal fees and a pre-acquisition contingency in the amount of $1,500 were greater than originally estimated. The following table provides the activities since the acquisition with respect to these liabilities:


                             ORIGINAL LIABILITY   EXPENDITURES TO   RECLASSIFICATIONS/   JUNE 30, 2000
                                  ESTIMATE             DATE             ADJUSTMENTS          BALANCE
------------------------------------------------------------------------------------------------------------
Employee Separation              $  3,794            $ (3,689)            $   (105)           $   --

Lease Terminations                  1,623                (774)                (849)               --

Contract Cancellations             10,935              (7,540)                (834)              2,561

Other Direct Costs                  6,232              (8,011)               3,288               1,509
------------------------------------------------------------------------------------------------------------
Total                            $ 22,584            $(20,014)            $  1,500            $  4,070
------------------------------------------------------------------------------------------------------------

IN PROCESS RESEARCH AND DEVELOPMENT

Since the acquisition of PMSI and Walsh International Inc., both in 1998, all the in process research and development products (IPR&D) that were underway at the time of the acquisitions have reached technological feasibility at the level of cost anticipated in the original valuations.

Revenues and profitability of these products subsequent to their release have been in line with the original expectations incorporated within the calculation of the IPR&D charges. In connection with the Siebel agreement (see note 13 to the Condensed Consolidated Financial Statements) the Company is also currently evaluating the status of all development projects currently in progress including the acquired in process technology in connection with the Walsh acquisition. While no definitive decision has been made to discontinue any development project it is likely that as a direct result of the Siebel transaction certain projects including the one remaining Walsh project, may now be discontinued or significantly curtailed.

SYNAVANT STRATEGIC ALLIANCE

On July 14, 2000, Synavant entered into a strategic alliance with Siebel, a leading provider of eBusiness applications software (see Note 13 to the Condensed Consolidated Financial Statements). As a result of this transaction, Synavant believes all or a significant portion of its computer software (including acquired technology), and a portion of its goodwill and other intangible assets may be reduced. At June 30, 2000, intangibles of the Synavant business were approximately $180,000. Synavant has begun to assess the financial impact of this transaction with respect to determining the amount of any impairment loss and possible change in intangible asset lives. Synavant will account for impairment loss in the quarter ended September 30, 2000. Any changes to the amortization period of intangible assets will be accounted for prospectively.

IMS HEALTH INCORPORATED
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999.

OPERATIONS

Revenue for the second quarter of 2000 increased by 11.0% to $369,401 from $332,652 in the second quarter of the prior year. On a constant dollar basis revenue growth was 13.7% for the second quarter. This growth is primarily attributable to the IMS businesses in Europe and North America and CTS, which was partially offset by a decline in Strategic Technologies' sales force automation license revenues arising from postponed customer purchasing decisions in the U.S. as well as lower legacy system sales. Strategic Technologies expected that several customer decisions to acquire products and services would be made in the first half of 2000. These postponed customer decisions resulted in a decline in revenue in the second quarter of 2000.

IMS Health revenue, excluding the Transaction Businesses segment, for the second quarter, increased by 13.9% to $304,709 in 2000 from $267,518 for the second quarter of the prior year. On a constant dollar basis such revenue growth was 16.4% for the second quarter. This is primarily due to the continued rollout of Xponent in Europe, an increasing client base for the Japanese weekly data services, increased sales of Xponent in North America helped by the strength in the pharmaceutical industry and growth at CTS.

Operating costs for the Company include internal computer costs, the cost of data collection and production and costs attributable to personnel involved in production, data management and the processing and delivery of the Company's services. The Company's operating costs increased by 2.3% to $145,917 in 2000 from $142,688 in the second quarter of the prior year. This is primarily due to the inclusion in the second quarter of 1999 of Year 2000 remediation costs ($7,923) and costs related to the Gartner Spin-Off of ($7,500). Excluding these costs and those for the pending Synavant Spin-Off ($1,547) expensed in the second quarter of 2000, operating costs increased by 13.4%. This increase is primarily due to increased operating costs in CTS due to an increased number of technical professionals to meet the increased demand for services and a 12.8% increase in the costs of the Transactions Businesses segment to support revenues.

IMS Health operating costs, excluding the Transaction Business Segment and costs for Year 2000 remediation and Synavant and Gartner Spin-offs, for the second quarter of 2000 increased by 13.5% to $113,353 from $99,874 for the comparable quarter of 1999. This increase is due to CTS and the IMS business segment. The latter has a 9% increase in such costs, notably attributable to investment in internet strategy initiatives, including i-squared.

Selling and administrative expenses consist primarily of the costs attributable to selling and administrative personnel, promotion, communications, management, finance, administrative and occupancy costs. The Company's selling and administrative expenses increased during the second quarter of 2000 by 16.1% to $120,812 from $104,093 in the second quarter of the prior year. This is due primarily to increased infrastructure investments made by CTS to support the company's expected revenue growth and due to higher service costs for Strategic Technologies related to a larger installed customer base as well as investment in sales forces within the IMS business segment.

IMS Health selling and administrative expenses, excluding the Transaction Businesses segment, increased during the second quarter by 13.4%. The increase in such expenses was due to continued investment in CTS sales and administrative infrastructure as well as investment in

IMS HEALTH INCORPORATED
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


IMS segment world-wide sales and marketing functions, notably in North America and global sales forces.

Operating income for the second quarter of 2000 increased by 25.2% to $78,547 from $62,755 in the second quarter of the prior year. Excluding Year 2000 remediation costs and Gartner and Synavant Spin costs, the increase was 2.5%, the growth in the IMS Segment and CTS being partially offset by lower profitability in the Transaction Businesses segment due to lower revenues and higher expenses as described above.

IMS Health operating income, excluding the Transaction Businesses segment and the non recurring costs mentioned above, increased by 15.8% in 2000 to $86,238 from $74,450 in the second quarter of the prior year. This growth is primarily due to the revenue growth in North America, Europe, Japan and CTS and the slower growth in operating and selling and administrative expenses. Operating income growth outpaced revenue growth primarily due to the ability to leverage it's worldwide resources.

Net Interest expense of $1,137 has been incurred in the second quarter of 2000 compared with net interest expense of $295 in the second quarter of the prior year. This increase in expense is due to a higher level of short term borrowings since December 31, 1999 to fund the Company's stock repurchase program and payment of the D&B tax contingency.

Gains from Dispositions, net, were essentially unchanged at $8,272 in the second quarter of 2000, compared to $8,300 in the second quarter of the prior year.

Other expense, net, has increased in the second quarter to $4,965 from $4,329 in the second quarter of the prior year. This increase is due to the expense in the second quarter of 2000 of merger and acquisition costs.

The consolidated effective tax rate for the second quarter, including the impact of operations included in the Transaction Business Segment, was 37.8% compared to 30.5% in the comparable period of the prior year. In the second quarter of 2000, the effective tax rate was further impacted primarily by Enterprise gains taxed at a rate of 35%, and taxes related to deemed dividends from non-US subsidiaries taxed at the U.S. rate.

Income from continuing operations in the second quarter of 2000 increased by 8.8% to $50,229 from $46,174 in the second quarter of the prior year. IMS Health income from continuing operations, excluding the Transaction Businesses segment and other non recurring items and disposition gains explained above, increased 16.8% in the second quarter of 2000. This increase is due primarily due to the improved operating income from the IMS segment and CTS, described in the results by business segment.

Income from discontinued operations net of income taxes of $6,516 in the second quarter of 1999 was $10,617. This represents Gartner equity income. There are no discontinued operations in 2000 following the Gartner Spin-off in 1999.

IMS HEALTH INCORPORATED
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


Net income for the second quarter of 2000 decreased by 11.6% to $50,229 from $56,791 in the second quarter of the prior year.

IMS Health net income, excluding the Transaction Businesses segment and the one time costs previously identified, increased by 16.8% due primarily to the increased operating income explained above.

Basic earnings per share from continuing operations in the second quarter of 2000 increased by 13.3% at $0.17 compared with $0.15 in the second quarter of the prior year. Excluding the impact of the previously identified one-time items, the second quarter basic earnings per share from recurring operations for the quarter showed no movement.

IMS Health basic earnings per share, excluding the Transaction Businesses segment and non recurring items described above, increased by 26.7% to $0.19 from $0.15.

Diluted earnings per share from continuing operations in the second quarter of 2000 increased by 13.3% to $0.17 compared with $0.15 in the second quarter of the prior year. Excluding the impact of the previously identified one-time items and disposition gains the second quarter diluted earnings per share from recurring operations for the quarter was $0.17 in both 2000 and 1999.

IMS Health diluted earnings per share, excluding the Transaction Businesses segment and non recurring gains and costs described above, increased in 2000 by 26.7% to $0.19 from $0.15.

RESULTS BY BUSINESS SEGMENT

IMS SEGMENT

The IMS Segment consists of IMS, the leading global provider of sales management market information and decision-support services to the pharmaceutical and healthcare industries. Historically, this segment included the Synavant Business and three small non-strategic software companies that are now included in the Transaction Businesses segment.

IMS Segment revenue for the second quarter increased 10.8% to $276,620 from $249,618 in the second quarter of the prior year. Sales Management Products increased 15.2% to $167,498, Market Research Products increased 5.5% to $98,961, and Other Services decreased 2.2% to $10,161. Sales Management product growth is primarily due to Xponent in the United States and Europe and also the weekly data product launched at the end of 1999 in Japan. Other Services revenue includes consultancy services which can be ad hoc and less predictable in nature. This quarterly decrease is due to the timing of such ad hoc revenues. On a year to date basis other service revenue has increased by 22.8%.

IMS operating income for the second quarter increased 25.2% to $88,610 from $70,770 in the prior year. Excluding Year 2000 remediation costs in 1999, second quarter operating income increased 12.6%. Adjusted operating income growth outpaced revenue growth due primarily to the segment's ability to leverage its established world-wide resources.

IMS HEALTH INCORPORATED
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


TRANSACTION BUSINESSES SEGMENT

The Transaction Businesses segment includes Synavant, a leading provider of support technologies to the pharmaceutical industry, Erisco, a leading provider of application software and services to the healthcare industry and three small non-strategic software companies. As indicated in Note 6 to the Condensed Consolidated Financial Statements, the Company intends to spin-off Synavant. The Company also intends to divest three other small non-strategic software businesses. As indicated in Note 6 to the Condensed Consolidated Financial Statements, the Company intends to sell Erisco to TriZetto and enter into a strategic alliance with TriZetto.

Transaction Businesses revenue for the second quarter of 2000 decreased 0.7% to $64,692 from $65,134 in the comparable quarter of the prior year. An increase in the interactive marketing services revenues and Erisco software license revenues was partially offset by a decline in Strategic Technologies' sales force automation license revenues arising from postponed customer purchasing decisions in the U.S. as well as lower legacy system sales. Strategic Technologies expected that several customer decisions to acquire products and services would be made in the first half of 2000. These postponed customer decisions resulted in a decline in revenue in the second quarter of 2000.

The Transaction Business reported an operating loss of $6,144 in the second quarter of 2000 compared to an operating income of $3,728 in the second quarter of the prior year. This is primarily due to the increased service costs for Strategic Technologies related to a larger installed customer base and lower revenues described above. The increase in costs outpaced revenue growth.

CTS SEGMENT

CTS delivers life cycle software development, management and maintenance technology consulting services through the use of a seamless on-site and offshore project team. These services include application development and maintenance services, Year 2000 and Eurocurrency compliance services, testing and quality assurance services and re-hosting and re-engineering services.

CTS revenue, net of inter-segment sales, increased to $28,089 in the second quarter of 2000 from $17,900 in the comparable period of the prior year. The increase is due to continuing strong demand for application development, management and maintenance services and the addition of new customers. Operating income increased to $6,041 in the second quarter of 2000 from $3,870 in the comparable period of the prior year due to a shift toward higher margin customer services.

SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999

OPERATIONS

Revenue for the six month period increased by 11.8% in 2000 to $721,924 from $645,894 for the comparable period a year ago. On a constant dollar basis revenue growth was 14.1% for the six month period. The increase is primarily due to the continued rollout of Xponent in Europe, an increasing client base for the Japanese weekly data services, increased sales of existing products in North America and IMS's emerging markets and growth at CTS. This is partially offset by a decline in Strategic Technologies revenues due to U.S. sales force automation license revenues arising from postponed customer decisions and legacy system sales. Strategic Technologies expected that several customer decisions to acquire products and services would be made in the

IMS HEALTH INCORPORATED
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


first half of 2000. These postponed customer decisions resulted in a decline in revenue in the first half of 2000.

IMS Health revenue for the first six months as of 2000, excluding the Transaction Businesses segment, increased 14.1%, to $592,124 from $518,855. On a constant dollar basis this revenue growth was 16.2%. This increase is primarily due to the continued rollout of Xponent in Europe, an increasing client base for the Japanese weekly data services, increased sales of Xponent in North America helped by the strength in the pharmaceutical industry and growth at CTS.

Operating costs for the six month period increased by 1.6% in 2000 to $285,725 from $281,361 for the comparable period of the prior year. Excluding Year 2000 remediation costs in 1999 ($15,800), costs related to the Gartner Spin-Off in 1999 ($7,500) and costs relating to the Synavant Spin-Off in 2000 ($1,547), operating costs in 2000 increased by 10.1%. The absolute increase in operating costs was primarily due to the increased direct costs to support the increase in demand for its services, notably at CTS, Strategic Technologies, as well as investment in a number of internet initiatives including i-squared.

IMS Health operating costs, excluding the Transaction Businesses and the one time costs described above, increased by 9.3%. This is due to CTS and the investment in a number of internet initiatives.

Selling and administrative expenses increased during the six month period by 17.4% to $232,689 in 2000 from $198,182 for the comparable period in the prior year. This increase is due to increased service costs for the installed user client base of Strategic Technologies as well as investment in CTS infrastructures and in global and U.S. sales and marketing functions.

IMS Health selling and administrative expenses, excluding the Transaction Businesses segment, increased during the second quarter by 17.0%. The increase in such expenses was due to investment in CTS infrastructures and in global and U.S. sales and marketing functions.

Operating income for the six month period increased by 30.8% to $153,607 in 2000 from $117,465 for the comparable period in the prior year. Excluding Year 2000 remediation costs in 1999 and Gartner and Synavant Spin costs, operating income for the six month period increased by 10.2% due to strong growth in the CTS and IMS business segments partially offset by the Transaction Businesses.

IMS Health operating income, excluding the Transaction Businesses segment and non recurring costs described above, increased by 21.1% to $163,037 in 2000 from $134,603 in the second quarter of the prior year.

Net interest expense for the six month period increased to $1,363 in 2000 compared to a net interest income of $1,246 in the comparable period of the prior year. This increase in interest expense is due to a higher level of short term borrowings to fund the Company's stock repurchase program.

Gains from Dispositions, net, for the six month period increased to $57,714 from $16,277 in the prior year. The increase is due to higher gains related to the sale of Enterprises investments. (See Note 4 to the Condensed Consolidated Financial Statements).

IMS HEALTH INCORPORATED
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


Other expense, net, for the six month period increased to $13,673 from $8,236 in the comparable period of the prior year. This increase is due primarily to non-capitalizable acquisition costs.

The effective tax rate for the six month period was 32.2% compared to 29.0% for the same period in 1999. The Company's effective tax rate reflects the results of global tax planning initiatives. For example to consolidate certain of its international operations in 1999 the Company engaged in certain non-U.S. reorganizations which gave rise to tax deductible non-U.S. intangible assets. In 2000, the effective tax rate was higher than in 1999 as a result of a higher amount of Enterprise's investment gains which have been taxed at the U.S, federal rate of 35%, offset by the recognition in 2000 of certain foreign net operating losses (NOLs) due to the implementation of global tax planning strategies (approximately $3,000) and the reversal of previously accrued tax liabilities (approximately $2,800). These tax planning strategies were developed and implemented during the first quarter of 2000. These NOLs were previously reserved with a full valuation allowance. The reversal of previously accrued tax liabilities resulted from the true-up of tax returns and the favorable resolution of audits in certain state and foreign tax jurisdictions during the quarter. Pending German legislation calls for the reduction of the German corporate tax rate from 40% to 25%. The potential impact to the Company when enacted, is a reduction in the deferred income tax assets by approximately $18,000. The Company is evaluating potential strategies to mitigate the impact of this rate change.

Income from continuing operations for the six month period was $133,081 in 2000 compared to $89,967 for the comparable period of the prior year. Excluding Year 2000 costs in 1999, higher spin related costs, the after-tax impact of net gains associated with investments from both years, and non-capitalizable acquisition costs in 2000, income from continuing operations in the six month period increased 3.8% in 2000 due to increases notably in IMS North America, IMS Emerging Markets, IMS Japan and CTS offset in part by a decline in profitability in Strategic Technologies whereby postponed client decisions have meant cost growth has outpaced revenue growth for the six months.

IMS Health income from continuing operations, excluding the Transaction Businesses segment and the non recurring items and gains described above, increased 20.5% for the reasons described above.

Income from discontinued operations, net of income taxes of $12,639 for the six month period in 1999 was $24,311. This represents Gartner equity income. There are no discontinued operations in 2000 following the Gartner Spin off in 1999.

Net income over the six months increased 16.5% to $133,081 in 2000 from $114,278 for the comparable period in the prior year. Excluding Year 2000 costs in 1999, costs related to the Gartner and Synavant Spin-Offs, discontinued operations, and net gains from dispositions from both years, adjusted net income increased by 3.9% primarily due to the decline in operating income for Strategic Technologies.

IMS Health net income, excluding the Transaction Businesses segment and other one time items and gains described above, increased 20.5%. This increase is primarily due to growth in the IMS Health core business operating income described above.

Basic earnings per share from continuing operations for the six month period have increased by 60.7% to $0.45 in 2000 from $0.28 in the comparable period of the prior year. Excluding the impact of the previously identified one-time items, over the six month period, basic earnings per

IMS HEALTH INCORPORATED
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

share from recurring operations for the quarter increased 9.7% to $0.34 from $0.31 in the comparable period of the prior year.

IMS Health basic earnings per share, excluding the Transaction Businesses segment and one time items described above, increased for the six month period by 29.6% to $0.35 in 2000 from $0.27 for the comparable period of the prior year.

Diluted earnings per share for the six month period have increased 57.1% to $0.44 from $0.28 for the comparable period of the prior year. Diluted earnings per share from continuing operations for the six month period, excluding the impact of the previously identified one-time items increased by 13.3% to $0.34 in 2000 from $0.30 for the comparable period of the prior year.

IMS Health diluted earnings per share, excluding the Transaction Businesses segment and other one time items described above, increased for the six month period by 29.6% to $0.35 in 2000 from $0.27 for the comparable period of the prior year.

RESULTS BY BUSINESS SEGMENT

IMS SEGMENT

IMS Segment revenue for the first six months of the year increased 11.7% to $540,471 in 2000 from $483,820 in the prior year. This increase was 14.0% on a constant dollar basis. Sales Management Products increased 15.0% to $321,359, Market Research Products increased 5.8% to $198,250, and Other Services increased 22.8% to $20,862. Sales Management product growth has increased due to the strong growth of Xponent in the U.S. and Europe as well as the weekly data product in Japan.

IMS Segment operating income for the six month period increased 32.8% to $168,319 in 2000 from $126,776 in the comparable period of the prior year. Excluding Year 2000 remediation costs in 1999, operating income for the first six months increased 18.1%.


TRANSACTION BUSINESSES SEGMENT

Transaction Businesses revenue for the first six months of 2000 increased 2.2% to $129,800 from $127,039 in the first six months of the prior year. An increase in the interactive marketing services revenues and Erisco revenues (software licenses and services) was partially offset by a decline in Strategic Technologies' sales force automation license revenues arising from postponed customer purchasing decisions in the U.S. as well as lower legacy system sales. Strategic Technologies expected that several customer decisions to acquire products and services would be made in the first half of 2000. These postponed customer decisions resulted in a decline in revenue in the first half of 2000.

The Transaction Business reported an operating loss for the first six months of 2000 of $7,885 compared to an operating income of $6,162 in the first six months of the prior year. This is primarily due to the increased service costs for Strategic Technologies related to a larger installed customer base. These costs outpaced revenue growth.

IMS HEALTH INCORPORATED
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

CTS SEGMENT

CTS revenue for the six month period, net of intersegment sales, increased 47.4% to $51,653 from $35,035 in the comparable period of the prior year. CTS operating income for the six month period increased 40.6% to $11,164 in 2000 from $7,940 in the comparable period of the prior year.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Net cash provided by operating activities totaled $119,876 for the six months ended June 30, 2000 compared with net cash provided of $111,397 for the comparable period in 1999. The increase of $8,479 was due primarily to higher net income, changes in accrued and deferred taxes ($43,557) and a reduction in benefit payments of ($4,618) partially offset by a reduction in deferred revenues of ($31,015) and a decrease in accrued and other current liabilities of ($10,059).

Net cash provided by investing activities totaled $616 for the six months ended June 30, 2000 compared with a usage of $45,355 for the comparable period in 1999. The $51,372 increase was primarily due to higher proceeds from the sale of investments and businesses ($27,577), a reduction in acquisition & integration payments of ($17,180) and a decrease in capital expenditures and additions to software of ($10,460).

Net cash used in financing activities totaled $131,235 for the six months ended June 30, 2000 compared with a usage of $140,565 for the comparable period in 1999. The decrease in cash used in financing activities of $9,330 was primarily due to a decrease in payments for the purchase of treasury stock of ($103,028) and an increase in proceeds from short-term borrowings of ($134,179, net of repayments). This was partially offset by the payment of the D&B tax contingency ($212,291) and a reduction in proceeds from exercise of stock options ($13,854).

Effective in the first quarter of 1999, IMS operating units, which previously reported on a fiscal year ended November 30, revised their reporting period to conform to the Company's fiscal year end of December 31. The impact of this change in year end of the IMS reporting units resulted in an additional $30,664 of cash and cash equivalents in the six months ended June 30, 1999.

Financing Activities include cash dividends paid of $11,923 and $12,660 for the six months ended June 30, 2000 and 1999 respectively. Dividends paid per share were $0.02 for the quarters ended June 30, 2000 and March 31, 2000.

The Company has been informed by D&B that the IRS is challenging D&B's utilization of certain capital losses during 1989 and 1990. D&B has advised the Company that it filed an amended tax return for these periods which reflects $561,582 of tax and interest due. Under the terms of the 1996 Distribution Agreement the Company is liable to pay half of such taxes and interest owed to the IRS to the extent that D&B total liabilities exceed $137,000. In May 2000, D&B paid $349,291 of this amount, and the Company paid $212,291, which the Company funded through short term borrowings. A portion (approximately $41,000) of the Company's obligation will in turn be shared with NMR under the Distribution Agreement between those companies dated June 30, 1998 (the "1998 Distribution Agreement"). NMR is not obligated to pay its share to the Company until January 2, 2001 and has been accounted for as a short-term receivable. The payments were made to the IRS to stop further interest from accruing. D&B received a formal assessment for the additional tax from the IRS during the second quarter of 2000. D&B has advised the Company that, notwithstanding the filing and payment, it intends to contest the assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. The Company estimates that its

IMS HEALTH INCORPORATED
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


share of the liability that was paid is approximately $140,000 net of income tax benefit on interest (approximately $31,300) and NMR's contribution obligations (approximately $41,000).

The Company's existing balances of cash, cash equivalents and marketable securities, and cash generated from operations and debt capacity are expected to be more than sufficient to meet the Company's current long-term and short-term requirements including cash dividends, acquisitions, stock repurchase programs and other contingencies.

During the first six months of 2000, the Company repurchased 5.5 million shares of outstanding common stock at a total cost of $119,623. The shares were repurchased under the stock repurchase program approved by the Board of Directors on October 19, 1999, which authorized the repurchase of up to 16 million of the Company's outstanding common stock. As of June 30, 2000, approximately 10.9 million shares had been repurchased since the inception of the October 1999 repurchase program at a total cost of $256,404.

On July 19, 2000 the Board of Directors authorized a systematic stock repurchase program to buy up to 40 million shares, marking the fifth consecutive repurchase program the Company has implemented. Shares acquired through the repurchase program will be open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18. To June 30, 2000 the Company has acquired over 19% of its initial share capitalization.

CHANGES IN FINANCIAL POSITION AT JUNE 30, 2000 COMPARED TO DECEMBER 31, 1999

CASH & CASH EQUIVALENTS decreased to $103,148 at June 30, 2000, from $115,875 at December 31, 1999 (which includes $45,209 and $42,641 of CTS' cash and cash equivalents at June 30, 2000 and December 31, 1999, respectively) due primarily to payments for the D&B tax contingency ($212,291) and the purchase of treasury stock ($119,623), partially offset by net short-term borrowing ($205,088) and the proceeds from sale of investments ($66,734).

OTHER RECEIVABLES increased to $41,136 at June 30, 2000 from $0 at December 31, 1999 to reflect the Receivable from Neilsen Media Research (NMR) for the D&B tax contingency (see note 8 to the Condensed Consolidated Financial Statements).

SECURITIES AND OTHER INVESTMENTS increased to $197,554 at June 30, 2000, from $127,415 at December 31, 1999, due primarily to the distribution of certain investments, which the Company previously held at cost, from the Venture Capital Funds to the Company. These investments are marked to market as of June 30, 2000. In addition, the Company made an investment of $10,000 in Allscripts held at cost. (See Note 5 to the Condensed Consolidated Financial Statements).

SHORT TERM DEBT increased to $334,601 at June 30, 2000, from $134,663 at December 31, 1999, due primarily to increased borrowings to partially fund the Company's stock repurchase program and the D&B tax contingency.

During the first half of 2000, the Company purchased 5.5 million shares of outstanding common stock at a total cost of $119,623.

ACCRUED AND OTHER CURRENT LIABILITIES decreased to $165,574 at June 30, 2000, from $196,375 at December 31, 1999 due primarily to payments of accruals for salaries, wages, bonuses and other compensation and payments related to PMSI direct acquisition and integration costs.

IMS HEALTH INCORPORATED
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


ACCRUED INCOME TAXES decreased to $62,571 at June 30, 2000, from $211,592 at December 31, 1999. The decrease reflected net taxes paid less taxes accrued in the six month period.

DEFERRED REVENUES decreased to $110,557 at June 30, 2000, from $136,196 at December 31, 1999 due primarily to the amortization of annual subscription, maintenance and support contracts billed in advance at December 31, 1999.

DEFERRED TAXES increased to $55,035 at June 30, 2000, from $4,726 at December 31, 1999 due primarily to higher deferred taxes on unrealized holding gains on marketable securities.

SHAREHOLDERS' EQUITY increased to $509,615 at June 30, 2000 from $493,706 at December 31, 1999 due primarily to net income ($133,081), the change in unrealized gains on investments ($22,802) and the exercise of stock options ($6,326) and partially offset by the purchase of treasury stock ($119,623), change in the cumulative translation adjustment ($18,505) and dividends paid ($11,923).

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by IMS Health, contain statements which, in the opinion of IMS Health, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These statements appear in a number of places in this quarterly report and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, Euro conversion and all other statements regarding the intent, plans, beliefs or expectations of IMS Health or its directors or officers. Stockholders are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements. These risks and uncertainties include, but are not limited to, risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks; to the extent IMS Health seeks growth through acquisitions, alliances or joint ventures, the ability

IMS HEALTH INCORPORATED
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

to identify, consummate and integrate acquisitions, alliances and ventures on satisfactory terms; the ability to develop new or advanced technologies, systems and products for their businesses on time and on a cost-effective basis including but not limited to those that use or are related to the Internet and, with respect to the Synavant Business, developing applications in connection with the Siebel alliance; the ability to successfully maintain historic effective tax rates and to achieve the Siebel alliance; the ability to successfully maintain historic effective tax rates and to achieve estimated corporate overhead levels; competition, particularly in the markets for pharmaceutical information; regulatory, legislative and enforcement initiatives, particularly in the area of medical privacy and tax and, with respect to the Synavant Business, those that would limit the ability to deliver pharmaceutical prescription samples through the mail; the ability to timely and cost-effectively resolve any problems associated with the Euro currency issue; the ability to obtain future financing on satisfactory terms; deterioration in economic conditions, particularly in the pharmaceutical, healthcare, or other industries in which customers may operate; consolidation in the pharmaceutical industry and the other industries in which IMS Health's customers operate; conditions in the securities markets which may effect the value or liquidity of portfolio investments and management's estimates of lives of assets, recoverability of assets, fair market value, estimates and liabilities and accrued income tax benefits and liabilities; and; failure of third parties to convert their information technology systems to the Euro currency in a timely manner and actions of government agencies and other third parties with respect to Euro currency issues. Consequently, all the forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including, but not limited to, the information contained under this heading and the condensed consolidated financial statements and notes thereto for the three and six month period ended June 30, 2000 and by the material set forth under the headings "Business" and "Factors that May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. IMS Health is under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth in "Note 9. Financial Instruments" of Notes to Condensed Consolidated Financial Statements on pages 16.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Information in response to this Item is set forth in "Note 8. Contingencies" of Notes to Condensed Consolidated Financial Statements on pages 13 through 16 hereof.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

    27 Financial Data Schedules

    (b) Reports on 8-K:

The following reports on Form 8-K were filed during the quarter ended June 30, 2000:

A report on Form 8-K was filed on May 17, 2000 to present under Item 5, Other Events, and Item 7, Exhibits, the Agreement and Plan of Reorganization, dated as of May 16, 2000, among The TriZetto Group, Inc., Elbejay Acquisition Corp., IMS Health Incorporated and ERISCO Managed Care Technologies, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               IMS Health Incorporated


                                By:
                                   ---------------------------------------------
Date: August 14, 2000              James C. Malone
                                   Chief Financial Officer





                                   ---------------------------------------------
Date: August 14, 2000              James C. Malone
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)