Form 10-Q
period 2000-09-30
IMS HEALTH INC
filed 2000-11-13
CIK 1058083

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

                        Commission file number 001-14049
                                               ---------

                             IMS HEALTH INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       06-1506026
----------------------------------------    ------------------------------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

     200 Nyala Farms, Westport, CT                          06880
----------------------------------------    ------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Title of Class                    Shares Outstanding
             Common Stock,                   At September 30, 2000
             -------------                   ---------------------
       par value $.01 per share                   293,656,644

                             IMS HEALTH INCORPORATED

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                            PAGE(S)
-----------------------------                                            -------

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income

    Three Months Ended September 30, 2000 and 1999                          3

Condensed Consolidated Statements of Income

    Nine Months Ended September 30, 2000 and 1999                           4

Condensed Consolidated Statements of Comprehensive Income

    Three Months and Nine Months Ended September 30, 2000 and 1999          5

Condensed Consolidated Statements of Financial Position

    September 30, 2000 and December 31, 1999                                6

Condensed Consolidated Statements of Cash Flows

    Nine Months Ended September 30, 2000 and 1999                          7-8

Notes to Condensed Consolidated Financial Statements                       9-28

Item 2. Management's Discussion and Analysis of Financial

    Condition and Results of Operations                                   29-45

Item 3. Quantitative and Qualitative Disclosures About Market Risk          45

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                   46

Item 6. Exhibits and Reports on Form 8-K                                    46

SIGNATURES                                                                  47

PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

                                                                                       Three Months Ended
                                                                                         September 30,
                                                                                 --------------------------------
                                                                                       2000               1999
                                                                                 --------------------------------
Operating Revenue                                                                $     355,867      $     348,409

Operating Costs                                                                        136,447            129,298
Selling and Administrative Expenses                                                     95,475             94,865
Depreciation and Amortization                                                           23,237             26,288
Spin and Related Costs*                                                                 31,254              2,000
Impairment Charge - Synavant*                                                          115,453                 --
-----------------------------------------------------------------------------------------------------------------
Operating (Loss) Income                                                                (45,999)            95,958
-----------------------------------------------------------------------------------------------------------------
Interest Income                                                                            997              2,591
Interest Expense                                                                        (6,660)            (2,138)
Loss on Gartner Shares Contributed to Synavant (See Note 3)                             (3,102)                --
Gains from Dispositions--Net                                                             6,201              4,313
Other Expense--Net                                                                      (5,785)            (3,221)
-----------------------------------------------------------------------------------------------------------------
Non-Operating (Expense) Income--Net                                                     (8,349)             1,545
-----------------------------------------------------------------------------------------------------------------
(Loss) Income Before Provision for Income Taxes                                        (54,348)            97,503
Provision for Income Taxes                                                              (4,069)           (27,263)
-----------------------------------------------------------------------------------------------------------------
(Loss) Income from Continuing Operations                                               (58,417)            70,240
Income from Discontinued Operations, Net of Income Taxes of $1,198 and $931
   for 2000 and 1999 respectively                                                        2,226              1,384
-----------------------------------------------------------------------------------------------------------------
Net (Loss) Income                                                                $     (56,191)     $      71,624
-----------------------------------------------------------------------------------------------------------------
Basic (Loss) Earnings Per Share of Common Stock:
    (Loss) Income from Continuing Operations                                     $       (0.20)     $        0.23
    Income from Discontinued Operations                                                   0.01               0.00
-----------------------------------------------------------------------------------------------------------------
Basic (Loss) Earnings Per Share of Common Stock                                  $       (0.19)     $        0.23
-----------------------------------------------------------------------------------------------------------------
Diluted (Loss) Earnings Per Share of Common Stock:
    (Loss) Income from Continuing Operations                                     $       (0.20)     $        0.22
    Income from Discontinued Operations                                                   0.01               0.00
-----------------------------------------------------------------------------------------------------------------
Diluted (Loss) Earnings Per Share of Common Stock                                $       (0.19)     $        0.22
-----------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding--Basic                               295,749,000        311,159,000
Dilutive Effect of Shares Issuable as of Period-End Under Stock Option Plans                --          6,185,000
Adjustment of Shares Outstanding Applicable to Exercised/Cancelled Stock
    Options During the Period                                                               --            328,000
-----------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding--Diluted                                      295,749,000        317,672,000
-----------------------------------------------------------------------------------------------------------------

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

* As more fully described in Note 6 and Note 7 these costs relate directly to Synavant, now a separate publicly traded company, or were a result of the Synavant Spin. Note 14 "Operations by Business Segment" provides operating results for the core IMS and CTS Segments.

Diluted net loss per share is computed in the same manner as basic net loss per share since the company experienced a net loss for the quarter ended September 30, 2000 and, therefore, including potential common shares would be antidilutive. For the quarter ended September 30, 2000, the dilutive impact on the weighted average number of shares outstanding would have been 1.9 million shares.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

                                                                                         Nine Months Ended
                                                                                          September 30,
                                                                                 --------------------------------
                                                                                      2000              1999
                                                                                 --------------------------------
Operating Revenue                                                                $   1,077,791      $     994,303

Operating Costs                                                                        420,625            403,159
Selling and Administrative Expenses                                                    328,164            293,047
Depreciation and Amortization                                                           73,140             75,174
Spin and Related Costs*                                                                 32,801              9,500
Impairment Charge - Synavant*                                                          115,453                 --
-----------------------------------------------------------------------------------------------------------------
Operating Income                                                                       107,608            213,423
-----------------------------------------------------------------------------------------------------------------
Interest Income                                                                          3,001              6,371
Interest Expense                                                                       (10,027)            (4,672)
Loss on Gartner Shares Contributed to Synavant (See Note 3)                             (3,102)                --
Gains from Dispositions--Net                                                            63,915             20,590
Other Expense--Net                                                                     (19,458)           (11,457)
-----------------------------------------------------------------------------------------------------------------
Non-Operating Income--Net                                                               34,329             10,832
-----------------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                                               141,937            224,255
Provision for Income Taxes                                                             (67,273)           (64,048)
-----------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                       74,664            160,207
Income from Discontinued Operations, Net of Income Taxes of $1,198 and
$12,635 for 2000 and 1999 respectively                                                   2,226             25,695
-----------------------------------------------------------------------------------------------------------------
Net Income                                                                       $      76,890      $     185,902
-----------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share of Common Stock:
    Income from Continuing Operations                                            $        0.25      $        0.51
    Income from Discontinued Operations                                                   0.01               0.08
-----------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share of Common Stock                                         $        0.26      $        0.59
-----------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share of Common Stock:
    Income from Continuing Operations                                            $        0.25      $        0.50
    Income from Discontinued Operations                                                   0.01               0.08
-----------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share of Common Stock                                       $        0.26      $        0.58
-----------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding--Basic                               297,627,000        314,431,000
Dilutive Effect of Shares Issuable as of Period-End Under Stock Option Plans         1,937,000          6,810,000
Adjustment of Shares Outstanding Applicable to Exercised/Cancelled Stock
    Options During the Period                                                          218,000            565,000
-----------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding--Diluted                                      299,782,000        321,806,000
-----------------------------------------------------------------------------------------------------------------

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

* As more fully described in Note 6 and Note 7 these costs relate directly to Synavant, now a separate publicly traded company, or were a result of the Synavant Spin. Note 14 "Operations by Business Segment" provides operating results for the core IMS and CTS Segments.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

                                                                                                  Three Months Ended
                                                                                                     September 30,
                                                                                               ------------------------
                                                                                                  2000           1999
                                                                                               ------------------------
Net (Loss) Income                                                                              $ (56,191)     $  71,624
Other Comprehensive Income, Net of Taxes:
    Foreign Currency Translation Adjustments                                                       4,590         10,301
    Unrealized Gains/(Losses) on Securities:
        Unrealized Holding Gains/(Losses) on Securities Arising During the Period:
         Investments (Net of Tax Expense of $15,692 in 2000                                      (29,148)             4
         Gartner Shares Held For Sale (Net of Tax (Benefit) Expense of ($889) and $10,195
         for 2000 and 1999 respectively)                                                          (1,652)        18,934
     Less: Reclassification Adjustment for Gains included in Net Income (Net of Tax
         Expense of $1,895 for 2000 and $1,410 for 1999)                                          (3,520)        (3,738)
-----------------------------------------------------------------------------------------------------------------------
Change in Unrealized (Losses)/Gains on Investments, Net of Tax                                   (34,320)        15,200
-----------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive (Loss)/Income, Net of Tax                                              (29,730)        25,501
-----------------------------------------------------------------------------------------------------------------------
Comprehensive (Loss) Income                                                                    $ (85,921)     $  97,125
=======================================================================================================================

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                               ------------------------
                                                                                                  2000           1999
                                                                                               ------------------------
Net (Loss) Income                                                                              $  76,890      $ 185,902
Other Comprehensive Income, Net of Taxes:
    Foreign Currency Translation Adjustments                                                     (13,915)       (21,133)
    Unrealized Gains/(Losses) on Securities:
        Unrealized Holding Gains/(Losses) on Securities Arising During the Period:
          Investments (Net of Tax Expense/(Benefit) of $9,246 and ($710) for 2000 and 1999,
          respectively)                                                                           29,736         (1,880)
          Gartner Shares Held For Sale (Net of Tax Expense/(Benefit) of ($8,748) and
          $10,195 for 2000 and 1999, respectively)                                               (16,247)        18,934
     Less: Reclassification Adjustment for Gains included in Net Income (Net of Tax
          Expense of $9,675 and $4,212 for 2000 and 1999, respectively).                         (25,007)       (11,161)
-----------------------------------------------------------------------------------------------------------------------
Change in Unrealized (Losses)/Gains on Investments, Net of Tax                                   (11,518)         5,893
-----------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Loss, Net of Tax                                                       (25,433)       (15,240)
-----------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                           $  51,457      $ 170,662
=======================================================================================================================

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

The Company has significant operations outside of the United States. Therefore, changes in the value of foreign currencies affect the Company's Condensed Consolidated Financial Statements when translated into U.S. dollars. The currency translation adjustment excludes the offsetting impact of the Company's hedging program. (See Note 10 to the Condensed Consolidated Financial Statements).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollar amounts in thousands, except per share data)

                                                                    September 30,   December 31,
                                                                         2000           1999
                                                                    ----------------------------
Assets:
Current Assets:
Cash and Cash Equivalents                                           $   106,389      $   115,875
Accounts Receivable-Net                                                 221,260          284,679
Other Receivable (see Note 9)                                            41,136               --
Other Current Assets                                                    109,568          109,908
Net Assets from Discontinued Operations (see Note 3)                     81,060           96,988
------------------------------------------------------------------------------------------------
        Total Current Assets                                            559,413          607,450
------------------------------------------------------------------------------------------------
Securities and Other Investments                                        155,693          127,415
Property, Plant and Equipment-Net                                       146,180          169,190
Other Assets-Net:
Computer Software                                                       146,873          174,974
Goodwill                                                                156,756          339,491
Other Assets                                                             33,326           32,236
Note and Interest Receivable from Related Party (see Note 10)             3,062               --
------------------------------------------------------------------------------------------------
        Total Other Assets-Net                                          340,017          546,701
------------------------------------------------------------------------------------------------
Total Assets                                                        $ 1,201,303      $ 1,450,756
------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts Payable                                                    $    32,920      $    44,577
Accrued and Other Current Liabilities                                   189,466          196,375
Short Term Debt                                                         339,232          134,663
Accrued Income Taxes                                                     74,082          211,592
Deferred Revenues                                                        90,668          136,196
------------------------------------------------------------------------------------------------
        Total Current Liabilities                                       726,368          723,403
------------------------------------------------------------------------------------------------

Post-retirement and Post-employment Benefits                             27,778           27,429
Other Liabilities                                                       101,067           81,343
------------------------------------------------------------------------------------------------
Total Liabilities                                                       855,213          832,175
------------------------------------------------------------------------------------------------

Commitments and Contingencies
Minority Interests                                                      131,507          124,875
Shareholders' Equity:
Common Stock, Par Value $.01, Authorized 800,000,000 Shares;
Issued 335,045,390 Shares at September 30, 2000 and December 31, 1999,
     respectively                                                         3,350            3,350
Capital in Excess of Par                                                738,298          738,993
Retained Earnings                                                       725,635          804,452
Treasury Stock, at Cost, 41,388,746 and 32,901,441 Shares at
     September 30, 2000 and December 31, 1999, respectively          (1,187,908)      (1,013,730)
Cumulative Translation Adjustment                                      (110,150)         (96,235)
Unrealized (Loss)Gains on Gartner Group Holdings, net of tax               (682)          15,565
Unrealized Gains on Investments, net of tax                              46,040           41,311
------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                              214,583          493,706
------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                          $ 1,201,303      $ 1,450,756
------------------------------------------------------------------------------------------------

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                    2000           1999
                                                              -------------------------------
Cash Flows from Operating Activities:
    Net Income                                                   $  76,890      $ 185,902
    Less Income from Discontinued Operations                        (2,226)       (25,695)
---------------------------------------------------------------------------------------------
Income from Continuing Operations                                   74,664        160,207
Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
Impairment Charge - Synavant                                       115,453             --
Depreciation and Amortization                                       73,140         75,174
Gains from Sale of Investments, Net                                (63,915)       (20,590)
Loss on Gartner Shares Contributed to Synavant                       3,102             --
Benefit Payments                                                    (1,782)       (10,469)
Net Decrease in Accounts Receivable                                    176         24,414
Net Decrease in Deferred Revenues                                  (30,591)       (16,583)
Minority Interests                                                  10,868          4,189
Deferred Income Taxes                                                3,707         (2,338)
Net Increase in Accrued Income Taxes                                36,868         46,006
Net Decrease in Accrued and Other Current Liabilities               17,680        (10,252)
Other Working Capital Items                                         (3,831)       (18,000)
---------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                          235,539        231,758
---------------------------------------------------------------------------------------------
Cash Flows Used in Investing Activities:
Proceeds from Sale of Investments, Net                              70,245         46,759
Acquisition and Integration Payments                                (4,796)       (28,248)
Payments for Acquisition of Business                                    --         (3,100)
Capital Expenditures                                               (22,085)       (23,243)
Additions to Computer Software                                     (37,832)       (44,496)
Net Increase in Other Investments                                  (25,929)       (16,500)
Other Investing Activities - Net                                    (4,147)         8,355
---------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                              (24,544)       (60,473)
---------------------------------------------------------------------------------------------
Cash Flows Used in Financing Activities:
Payments for Purchase of Treasury Stock                           (198,716)      (359,859)
Proceeds from Exercise of Stock Options                             19,590         22,669
Dividends Paid                                                     (17,866)       (18,923)
Proceeds from Employee Stock Purchase Plan                           1,766          3,514
Payment on D&B Tax Contingency                                    (212,291)            --
Short-Term Borrowings                                              251,122        243,443
Short-Term Debt Repayments                                         (40,500)      (113,306)
Synavant Dividend                                                  (19,438)            --
Other Financing Activities - Net                                        13           (213)
---------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                             (216,320)      (222,675)
---------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents        (4,161)        (7,827)
Effect of Change in Year End of the IMS Operating Units                 --         30,664
Cash Flow Provided By Discontinued Operations                           --         52,877
---------------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents                    (9,486)        24,324
Cash and Cash Equivalents, Beginning of Period                     115,875        206,390
---------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                         $ 106,389      $ 230,714
---------------------------------------------------------------------------------------------

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                  2000         1999
                                                             -------------------------------
Supplemental Disclosure of Cash Flow Information:
Cash Paid during the Period for Interest                        $ 10,089     $  4,731
Cash Paid during the Period for Income Taxes (Exclusive of
payment of D&B Tax Contingency- See Note 9 to the Condensed
Consolidated Financial Statements.)                             $ 37,160     $ 57,478
Cash Received from Income Tax Refunds                           $ 13,165     $ 42,449
Non-Cash Investing Activities:
        Dividend of Gartner Shares                                    --     $134,259
        Synavant Dividend                                       $118,403           --

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

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

At September 30, 2000, IMS Health consists of (a) the IMS segment ("IMS"), which consists of the market information and decision support services business for the pharmaceutical and healthcare industries conducted by IMS Health and various subsidiaries; (b) a controlling interest in Cognizant Technology Solutions Corporation ("CTS"), and (c) ERISCO Managed Care Technologies Inc., as the primary component within the Transaction Business Segment. During the quarter IMS Health also included the segment containing (i) the pharmaceutical industry automated sales and marketing support business of IMS Health Strategic Technologies, Inc. ("Strategic Technologies"), substantially all of IMS Health's interactive and direct marketing business, including the business of Clark-O'Neill, Inc. ("Clark-O'Neill"), and a majority stake in a foreign joint venture (collectively, "Synavant") (ii) ERISCO Managed Care Technologies, Inc. ("Erisco") and (iii) three small non-strategic software businesses ((i), (ii) and (iii), collectively, the "Transaction Businesses"). The Company spun off the Synavant business in the quarter, divested ERISCO on October 3, 2000 and intends to divest the remaining businesses in the Transaction Businesses Segment (See
Note 14). The Company's venture capital unit, Enterprises, is managed as a corporate activity.

The Condensed Consolidated Financial Statements of the Company have been reclassified for the periods presented to reflect the Gartner Group Inc. ("Gartner") equity investment as a discontinued operation (See Note 3).

Effective in the first quarter of 1999, IMS operating units which previously reported on a fiscal year ending November 30 revised their reporting period to conform to the Company's fiscal year ending December 31.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) (Dollar amounts in thousands, except per share data)

Note 3. Investment in Gartner Group Stock

On November 11, 1998, the Company announced that its Board of Directors had approved a plan to spin-off substantially all of its equity ownership of Gartner (the "Gartner Spin-Off"). As provided for under the Distribution Agreement, entered into between Gartner and the Company, 40,689,648 Gartner Class A Shares were converted into an equal number of Gartner Class B Shares. As a result of the then proposed Gartner Spin-off, the Company at the time ceased recognition of gains in accordance with Securities and Exchange Commission Staff Accounting Bulletin 51 ("SAB 51") in the fourth quarter of 1998.

On July 16, 1999, subject to Gartner shareholder approval, the IMS Health and Gartner Boards of Directors approved the final plan, terms and conditions governing the Spin-off of the Company's investment in Gartner. Upon Gartner shareholder approval, which was obtained on July 16, 1999, in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Financial Statements of the Company were reclassified to reflect the Gartner equity investment as a discontinued operation for the periods presented.

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

The Company's remaining investment in Gartner at September 30, 2000 consists of 6,909,457 Gartner Class A Shares and warrants to purchase a further 599,400 Gartner Class A Shares (at an original cost basis of $81,422). Under the terms of the IRS ruling, the Company must monetize the remaining position in Gartner to maintain the tax-free nature of the Gartner Distribution. Accordingly, the net assets from discontinued operations in the amount of $81,060 are included in current assets at September 30, 2000. As the Company intends to dispose of these remaining securities, the Company's Gartner Class A shares have been accounted for as "available for sale" securities in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The unrealized gain as of the date of the Gartner Distribution (based on the then per share price of $22.75 on Gartner Stock, the price at the time of the Gartner Distribution) was $49,353 (net of taxes of $27,847), and was recorded as Other Comprehensive Income and included as a component of Shareholders' Equity. Subsequent changes in the per share price of Gartner Stock from the date of the Gartner Distribution to September 30, 2000 (based on a per share price of $11.625 of Gartner Stock at September 30, 2000) generated an unrealized loss of $49,353 since the date of the Gartner Distribution (net of taxes of $27,836), which was also recorded as Other Comprehensive Income and included as a component of Shareholders' Equity. Upon the sale or disposal of these securities, the unrealized gain relating to those securities measured based on the value of the Gartner shares as of the date of the Gartner Distribution will be recognized in Discontinued Operations. The unrealized gains or losses in the fair value

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) (Dollar amounts in thousands, except per share data)

subsequent to the date of the Gartner Distribution will be recognized in Continuing Operations as shares are sold. There were no sales of Gartner shares during the nine months ended September 30, 2000. The Company has, however, agreed to contribute 312,195 Gartner Class A Shares to Synavant as part of the Synavant Spin-off described in Note 6. This contribution had a fair market value of $4,000 at the date of the Synavant Spin-off, and resulted in a realized gain of $3,424 which was recorded as income from discontinued operations (net of applicable taxes of $1,198), to reflect the difference between the fair market value at the date of the Gartner Spin-off (July 26,1999) and the book value; and a loss for dispositions of $3,102 which was reflected in Loss on Gartner Shares Contributed to Synavant to reflect the difference between the fair market value at the date of the Gartner Spin-off (July 26,1999) and the date of the Synavant Spin-off (August 31, 2000).

Note 4. Dispositions

During the third quarter of 2000, the Company recorded $6,201 of pre-tax net gains primarily due to a partial sale of e-Credit to Internet Capital Group Inc. and the sale of marketable investments in Verisign, Inc. Both Verisign and e-Credit were part of the Enterprises portfolio. In addition, a loss of $3,102 was recorded on the value of Gartner Group shares that will be contributed to Synavant as part of the Synavant Spin-off. A gain of $2,226, net taxes of $1,198 is recorded in discontinued operations for the same distribution of Gartner shares to Synavant. (See Note 6).

During the first nine months of 2000, the Company recorded $63,915 of pre-tax net gains due primarily to the sale of investments in American Cellular, Aspect Development, Inc., Mercator Software, Inc., Viant Corporation and Verisign, Inc. that were part of the Enterprises portfolio. Cash received, net of costs to dispose, amounted to $70,245 in the nine months. These were in addition to the Gartner Group share loss and gain noted above.

In the third quarter, senior management of GIC Gesellschaft fur Informationstechnologie und Consulting GmbH, formerly a wholly-owned subsidiary of IMS Health, and its newly-formed affiliated company, GIC Global Information Technology and Consulting GmbH (collectively, "GIC") completed a management buy-out of IMS Health's data processing center located in Frankfurt, Germany. Under the terms of the purchase agreement, the aggregate purchase price of $6,100 will be paid to IMS Health in monthly installments ending August 1, 2001 through the rendering of data processing and technology solution services by GIC at no charge to IMS Health. These services and associated operating costs have been specified under the terms of an outsourcing agreement entered into by IMS Health and GIC. The Company recognized the fair value of the services received and a pre-tax gain of approximately $1,600 in the third quarter in respect of services rendered by GIC in that quarter. The gain on this transaction was included in Operating Costs in the Company's consolidated statement of income. The remaining portion of the gain (approximately $3,000) has been deferred and will be recognized as services are rendered in accordance with the agreement. The operating results of the Frankfurt data center were not material to the Company's consolidated operating results in any of the periods presented.

Under the outsourcing agreement, GIC is obligated to render fully dedicated mainframe processing and client/server services to IMS Health until such time as these services are fully migrated to IMS Health's global computing center located in Plymouth Meeting, Pennsylvania.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) (Dollar amounts in thousands, except per share data)

IMS Health intends to complete the migration of its mainframe computing systems to its Plymouth Meeting facility by January 31, 2001 and its client/server systems during 2001. IMS Health will also purchase certain other technology solution services from GIC under the terms of the outsourcing agreement.

Note 5. Securities and Investments

Allscripts

On February 17, 2000, IMS Health announced an alliance with Allscripts, Inc. ("Allscripts") (NASDAQ:MDRX) to develop and market new Internet-based information solutions for the pharmaceutical industry. In conjunction with the agreement IMS Health made a private equity investment of $10,000 to acquire 214,794 shares of Allscripts common stock. IMS Health's investment in Allscripts is carried at cost and is included in "Securities and Other Investments".

Other Investments

Amounts for Equity Securities are included in the Condensed Consolidated Statements of Financial Position as Securities and Other Investments. Securities and Other Investments include the Company's private equity investments in venture capital partnerships. Such investments are carried at cost. During the nine months ended September 30, 2000 the venture capital partnerships distributed shares to the Company in US Interactive Inc. Verisign, Inc., Internet Capital Group and Internet Pictures Corporation. These were distributed at historical cost and, upon distribution, these shares became available for sale and have accordingly been marked to market.

Note 6. Spin-Off of Synavant Inc.

On August 31, 2000, IMS Health completed the Spin-off of Synavant Inc., its wholly owned subsidiary, as an independent publicly traded company. Synavant is a newly created Delaware corporation. Prior to the Spin-off, IMS Health transferred to Synavant selected assets and liabilities held by IMS Health and its subsidiaries related to the businesses that Synavant is expected to operate. Synavant's businesses include the pharmaceutical industry automated sales and marketing support businesses previously operated by IMS Health Strategic Technologies Inc. and certain other foreign subsidiaries of IMS Health, substantially all of IMS Health's interactive and direct marketing business, including the business of Clark-O'Neill, Inc., a wholly owned subsidiary of IMS Health, and a majority stake in a foreign joint venture.

IMS Health distributed (the "Distribution") to its shareholders of record as of the close of business on July 28, 2000 all of the outstanding shares of common stock, par value $0.01 per share, of Synavant (the "Synavant Common Stock"). The Distribution was effected by means of a pro rata dividend to the IMS Health shareholders of one share of Synavant Common Stock (together with the associated preferred share purchase right) for every twenty shares of common stock, par value $0.01 per share, of IMS Health (the "IMS Common Stock") held. In lieu of fractional shares of Synavant Common Stock, each IMS Health shareholder received a cash payment representing such holder's proportionate interest in the net proceeds from the sale by the distribution agent for the Distribution of the aggregate fractional shares of Synavant Common

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) (Dollar amounts in thousands, except per share data)

Stock. The Distribution has been accounted for as a tax-free pro-rata dividend to IMS shareholders and charged to retained earnings based on the book value of assets distributed to Synavant as at the date of the Distribution (August 31, 2000). The dividend charged to retained earnings totaled $137,841 and was comprised of assets of $181,032 (including $43,175 of Accounts Receivable and $58,450 of Goodwill) and liabilities of $43,191 (including $15,246 of Accrued Liabilities and $9,170 of Deferred Revenue).

In connection with the Distribution, IMS Health and Synavant entered into a Distribution Agreement (the "Distribution Agreement"), providing for, among other things, certain corporate transactions required to effect the Distribution and other arrangements between IMS Health and Synavant subsequent to the Distribution. In particular, the Distribution Agreement defines the assets, liabilities and contractual relationships which are being allocated to and assumed by Synavant and those that will remain with IMS Health. This includes IMS Health's agreement to indemnify Synavant with respect to certain contingent liabilities.

On August 11, 2000 Synavant obtained a revolving line of credit from Sun Trust Bank ($20,000) for working capital purposes. The line of credit is guaranteed by The Company, and terminates the earlier of December 31 or ninety days from the Distribution Date. Synavant expects to obtain an independent line of credit.
If this is not possible, the Company is obligated to provide credit support through August 31, 2001 in assisting Synavant in obtaining a line of credit.

In addition to the Distribution Agreement, IMS Health and Synavant also entered into other agreements governing the relationship between IMS Health and Synavant. These include various Data Rights Agreements, a Tax Allocation Agreement, an Employee Benefits Agreement, a Data and Telecommunications Service Agreement, certain Sublease Arrangements, a Corporate Services Agreement, Shared Transaction Services Agreements, an Information Service Agreement and certain Credit Support Arrangements. After the date of the Distribution, there will be individuals on the Boards of Directors of IMS Health and Synavant who will also serve on the Board of Directors of the other company.

No consideration was payable by IMS Health shareholders for the shares of Synavant Common Stock, nor were such shareholders required to surrender or exchange shares of IMS Common Stock or take any action in order to receive the shares of Synavant Common Stock. IMS has received an opinion from outside counsel that the Distribution should qualify under Section 355 of the Internal Revenue Code and be tax free to IMS Health and to IMS Health shareholders for U.S. federal income tax purposes. As an opinion of counsel does not bind the Internal Revenue Service or the courts, the IRS may challenge positions taken on an opinion of counsel and could assert claims, which could be material in amount, in connection with the Distribution. Outside counsel, however, is of the opinion that if the matter were litigated as a result of an assertion by the IRS that the Distribution should be taxable, the taxpayers should prevail.

If the Distribution were not to qualify as tax free under Section 355 of the Internal Revenue Code, then, in general, a corporate tax would be payable by the consolidated group, of which IMS Health is a common parent and Synavant is a member, based on the difference between (x) the fair market value of the Synavant Common Stock and (y) the adjusted basis of such Synavant Common Stock. In addition, under the consolidated return rules, each member of the consolidated group would be severally liable for such tax liability. IMS Health estimates that the aggregate tax liability in this regard would be approximately $100,000. Pursuant to the Tax Allocation

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) (Dollar amounts in thousands, except per share data)

Agreement, IMS Health will be liable for the resulting corporate tax, except as provided in the Distribution Agreement. In the opinion of management and based on the opinion of tax counsel this risk is not probable.

Historically, the Synavant Business was managed as part of the IMS Segment. Effective with the decision to Spin-off Synavant, the business was managed as part of the other transaction businesses and accordingly its results are included in the Transaction Businesses Segment. Selected financial data for Synavant is included in Note 14.

Additional information concerning Synavant and the Distribution is contained in Synavant's registration Statement on Form 10/A (Amendment No. 3) (Commission File No. 000-30822), which was declared effective by the Securities and Exchange Commission on August 29, 2000.

In connection with the Spin-off of Synavant, the Company incurred $31,254 of costs for the quarter ended September 30, 2000 ($32,801 for the 9 months). These costs include $8,248 for expenses related to reductions in the IMS and corporate administrative workforce (124 positions) resulting from consolidation following the Synavant Spin-off. As at September 30, 2000, 31 employees under the ongoing employee protection program have left the company for payments of $2,382. Additionally, a data processing agreement with a third party for $5,200 will not be used by the Company as a result of the Company's determination to streamline IMS's operations to focus on its core business. In accordance with the settlement of this liability the Company has paid $2,400 with a remaining balance to be paid (included within Accrued and Other Current Liabilities), of $2,800 as of September 30, 2000. The remaining Spin-off charges relate primarily to legal, professional and other direct incremental costs.

Holders of options to purchase the Company's stock did not receive shares in the Synavant Distribution. Consequently, options granted under the Company's plans were adjusted to recognize the effect of the Synavant Distribution. The options, as adjusted, represented an increase in the number of shares issuable when exercised but maintained the same ratio of the exercise price to the market value per share, the same aggregate difference between market value and exercise price and the same vesting provisions, option periods and other terms and conditions as the options prior to the adjustment. The option adjustment was performed in accordance with the provisions of Emerging Issues Task Force (EITF) Statement Number 90-9. Accordingly, no compensation charge was required for this option adjustment.

Note 7. Impairment Charge - Synavant

On July 14, 2000, Synavant entered into a 5-year strategic alliance with Siebel Systems, Inc. ("Siebel"), a leading provider of eBusiness applications software. Through the alliance, the companies intend to jointly develop, market and sell pharmaceutical and healthcare related versions of Siebel's eBusiness software applications.

As part of the strategic alliance, Synavant and Siebel entered into (1) a Value Added Industry Remarketer Agreement (the "Reseller Agreement"), (2) a Siebel Alliance Program Master Agreement (the "Alliance Agreement"), and (3) a license of certain Siebel software for Synavant's internal use. Pursuant to the Reseller Agreement, Siebel appointed Synavant as a non-exclusive distributor of certain Siebel Licensed software. Under this arrangement, Synavant has

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) (Dollar amounts in thousands, except per share data)

the right to distribute and sublicense Siebel software products to companies in the life sciences industry worldwide in conjunction with Synavant's own proprietary software and services. As part of the arrangement, Siebel and Synavant share in the sublicensing and maintenance fees generated from the licensing of the Siebel software. Under the terms of the agreement, Synavant will pay Siebel a license fee of $2.5 million.

Additionally, the Reseller Agreement limits the extent to which Synavant may independently develop, integrate, market, license or distribute products that are directly competitive with those packaged and promoted by Siebel. Synavant may, however, continue to license and support its existing Cornerstone and Premiere customers. The Reseller Agreement contemplates a five-year term for the alliance, however the parties may, under certain circumstances, extend the agreement for an additional two years on the same terms as the existing agreement. It also contains certain provisions that would allow for early termination in the event certain contractual requirements are not met.

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

Under the terms of the alliance, Synavant is contractually obligated to discontinue the future enhancement and development of the Cornerstone and Premiere products, but will continue to support users of these products under current and future contracts. Management anticipates that these products will eventually be phased out and replaced by a new generation of joint solution offerings incorporating Siebel technology.

As a result of this transaction, Synavant management has concluded that significant portions of its software (including acquired technology), and enterprise-wide goodwill are not recoverable. Synavant has completed its assessment of the financial impact of this transaction with respect to determining the amount of the impairment to capitalized software and enterprise-wide goodwill. Under its accounting policy for capitalized software, Synavant performed a net realizable value analysis to determine the recoverability of its capitalized software assets. This analysis resulted in a write-down of its capitalized software asset balance of $14,553 in the period ended September 30, 2000. Under its accounting policy for goodwill impairment, Synavant completed a discounted cash flow analysis on an enterprise wide basis, resulting in a write down of $100,900 of goodwill in the period ended September 30, 2000. The total impairment charge is shown on the income statement for $115,453.

The impairment charge has been recorded in the results of IMS Health's Transaction Businesses Segment. This charge is being recorded by IMS Health as a result of the Siebel transaction being

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) (Dollar amounts in thousands, except per share data)

effected prior to the Spin-off of Synavant. The impairment charge does not affect the IMS Segment (See Note 14).

Note 8. Minority Interests

The Company consolidates the assets, liabilities, and results of operations and cash flows of businesses and investments in which it has control. Third parties' ownership interests are reflected as minority interests on the Company's financial statements. Two of the Company's subsidiaries have contributed assets to, and participate in, a limited partnership. One subsidiary serves as general partner, and all other partners hold limited partnership interests. The partnership, which is a separate and distinct legal entity, is in the business of licensing database assets and computer software. In the second quarter of 1997, third-party investors contributed $100,000 to the partnership in exchange for minority ownership interests. The Company and its subsidiaries maintain a controlling (88%) interest in the partnership.

The Company also has a controlling interest in CTS (60.6% of the outstanding shares representing approximately 93.9% of the voting power at September 30,
2000). The related minority interest included within the Condensed Consolidated Statement of Financial Position at September 30, 2000 and December 31, 1999 was $22,181 and $17,611, respectively. Selected unaudited financial data for CTS is included in Note 14.

Note 9. Contingencies

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

The Company has been informed by D&B that the IRS is challenging D&B's utilization of certain capital losses during 1989 and 1990. D&B has advised the Company that it filed an amended tax return for these periods which reflects $561,582 of tax and interest due. Under the terms of the 1996 Distribution Agreement, the Company is liable to pay half of such taxes and interest owed to the IRS to the extent that D&B total liabilities exceed $137,000. In May 2000, D&B paid $349,291 of this amount, and the Company paid $212,291, which the Company funded through short-term borrowings. The payments were made to the IRS to stop further interest from accruing. A portion (approximately $41,000) of the Company's obligation will in turn be shared with NMR under the Distribution Agreement between those companies dated June 30, 1998 (the "1998 Distribution Agreement"). NMR is not obligated to pay its share to the Company until January 2, 2001. Accordingly, the receivable has been accounted for as a short-term asset. D&B received a formal assessment for the additional tax from the IRS during the second quarter of 2000. D&B has advised the Company that, notwithstanding the filing and payment, it intends to contest the assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. The Company estimates that its share of the liability that was paid is approximately $140,000 net of income tax benefit on interest (approximately $31,300) and NMR's contribution obligations (approximately $41,000).

The Company is the subject of complaints filed with the European Commission (the "Commission") pursuant to Article 3 of Council Regulation No. 17 of 1972. The EC complaints allege that the Company has engaged in certain commercial practices that violate Articles 81 and 82 of the EC Treaty. The Company has responded to the complaints denying the allegations contained therein and has provided information to the Commission pursuant to formal information requests.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) (Dollar amounts in thousands, except per share data)

On October 19, 2000, the Commission initiated formal proceedings against the Company through the adoption of a statement of objections. A statement of objections is a preliminary document that does not represent the Commission's final view on the practices at issue. Under Commission procedures, the Company will have full rights of defense, including access to the Commission's files, the right to answer the statement of objections in writing and produce evidence of its own, and may request the opportunity to present its defense at an oral hearing. The Commission may impose fines against the Company. If such a decision is rendered against the Company, it could appeal that decision before the European Court of First Instance.

In connection with the Gartner Spin-off, the Company and Gartner entered into a Distribution Agreement and an Agreement and Plan of Merger (the "1999 Distribution Agreements"). Pursuant to the 1999 Distribution Agreements, Gartner agreed to indemnify the Company and its stockholders for additional taxes which may become payable as a result of certain actions that may be taken by Gartner that adversely affect the tax-free treatment of the Gartner Spin-off. However, the Company may become obligated for certain tax liabilities in the event the Gartner Spin-off is deemed to be a taxable transaction as a result of certain Gartner share transactions that may be undertaken following the Gartner Spin-off. In the opinion of management, it is not probable that any such significant liabilities will be incurred by the Company.

As described in Note 6, IMS Health and Synavant entered into a Distribution Agreement. In connection with the Distribution, Synavant will be jointly and severally liable to the other parties in the prior Distribution Agreements for the liabilities relating to certain tax matters as well as those relating to the IRI Action. Under the Distribution Agreement, as between IMS Health and Synavant, it is expected that each will bear a prescribed portion of IMS Health's share of these liabilities (net of the liability borne by NMR) up to a maximum liability of $9,000 for Synavant.

The Company intends to vigorously defend these matters. The Company is unable to predict at this time the final outcome of these matters or whether the resolution of these matters could materially affect the Company's results of operations, cash flows, or financial position.

Note 10. Financial Instruments

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

Gains and losses on contracts hedging committed foreign currency revenues are deferred until such revenues are recognized and offset changes in the value of such revenues. Gains and losses on contracts hedging non-functional currency assets and liabilities are not deferred and are included in other income/expense
- net. At September 30, 2000, the notional amounts of committed foreign currency revenues and non-functional currency assets and liabilities hedged were $57,370 and $117,371 respectively.

Note Receivable - (related party)

At January 3, 2000, the Company held a related party note receivable totalling $3,558 from Victoria R. Fash, its President and Chief Executive Officer and a Director. On January 12, 2000, $632 was repaid in cash leaving a principal amount of $2,926. The loan accrues interest at an annual rate of 6.21% with principal and accrued interest due on December 31, 2008 with earlier payment permitted, accelerated payment required, and the loan forgiven under certain circumstances. The loan is collateralized by 81,260 shares of the Company's Common Stock. The balance outstanding at September 30, 2000 was $3,062. Cash used, net of repayment, for this loan is included in Other Investing Activities - Net on the Condensed Consolidated Statement of Cash Flows.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by counterparties. The Company would not realize a material loss as of September 30, 2000, in the event of non-performance by any one counterparty. The Company enters into transactions only with financial institution counterparties which have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($221,260 and $284,679 net of allowances for doubtful accounts, at September 30, 2000, and December 31, 1999, respectively) principally from customers in the pharmaceutical industry. The Company's trade receivables do not represent significant concentrations of credit risk at September 30, 2000 due to the high quality of its customers and their dispersion across many geographic areas.

Short-Term Borrowings / Lines of Credit

Borrowings under short-term lines of credit were $339,232 and $134,663 at September 30, 2000 and December 31, 1999 respectively. The borrowings were taken out mainly to support the Company's share repurchase program and more recently to fund the D&B tax payment further described in Note 9. The borrowings are repayable within 364 days from inception and have maturity dates through December 14, 2000. The weighted average rates of interest for the

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) (Dollar amounts in thousands, except per share data)

borrowings were 7.0% and 0.9% at September 30, 2000 and December 31, 1999, respectively. There are no significant debt covenants associated with the Company's short-term borrowings.

The Company had unused available lines of credit of $175,270 and $273,273 at September 30, 2000 and December 31, 1999 respectively. In general, the terms of these lines of credit give the Company the option to borrow at an interest rate equal to LIBOR plus 37.5 basis points and can be withdrawn by the banks under certain conditions. The commitment fee associated with the unused lines of credit is 22.5 basis points per year, increased to 28.85 basis points if the facilities are less than 50% utilized. At September 30, 2000 the Company's Total Current Liabilities exceed its Total Current Assets. Based on estimated future cash flows from operations, the ability to monetize Enterprise investments upon distribution from Venture capital partnerships, the investment in Cognizant Technology Solutions as well as the Company's ability to obtain additional lines of credit and debt, the Company believes it will have sufficient cash and other resources to fund its short and long term business plans, including its current short term obligations, its stock repurchase program and its operations.

Note 11. Income Tax

To consolidate certain of its international operations in 1999 the Company engaged in certain non-U.S. reorganizations which gave rise to tax deductible non-U.S. intangible assets. In 2000, the effective tax rate was higher than in 1999 as a result of the non-deductible write down of Synavant goodwill, a higher amount of Enterprise's investment gains which have been taxed at an overall rate of 35%, and the costs incurred as result of the Spin-off of Synavant, a portion of which is non-deductible, offset by the recognition of certain German trade tax benefits (approximately $19,400), the recognition of the benefit of certain net operating losses (NOL's) due to the implementation of global tax planning strategies (approximately $3,400) and the reversal of previously accrued tax liabilities (approximately $3,000).

The German trade tax benefits of $19,400 result from a favorable final German court decision rendered in the third quarter of 2000 which permitted the utilization of certain pre-existing tax benefits. This benefit will offset a fourth quarter charge resulting from new legislation discussed below. The global tax planning strategies which permitted the recognition of the benefit of the NOL's were developed and implemented during the first quarter of 2000. These NOL's had previously been reserved with a full valuation allowance. The reversal of previously accrued tax liabilities resulted from the true-up of state and local tax returns and the favorable resolution of audits in certain foreign tax jurisdictions recognized during the first quarter.

The impact of the German legislation that has been enacted reduces the German Corporate tax rate from 40% to 25%. This legislation was signed into law on October 23, 2000. Pursuant to current accounting regulations, the Company must recognize the impact of such tax law changes in the fiscal quarter in which such laws are enacted; as a result such tax law change will be treated as a fourth quarter event for accounting purposes. The impact of the new legislation to the Company will be a reduction in the net deferred income tax assets of approximately $17,500, to be recorded as a charge to income tax expense. This will be more than offset by the German trade tax benefit of $19,400 recorded in the third quarter.

While the Company intends to continue to seek global tax planning initiatives, there can be no assurance that the Company will be able to successfully implement such initiatives.

Note 12. IMS Health Capital Stock

On July 19, 2000 the Board of Directors authorized a stock repurchase program to buy up 40 million shares, marking the fifth consecutive repurchase program the Company has implemented.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) (Dollar amounts in thousands, except per share data)

Shares acquired through the repurchase program will be open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18.

During the first nine months of 2000, the Company repurchased 9,858,750 shares of outstanding common stock at a total cost of $198,716. The shares were repurchased under the stock repurchase program approved by the Board of Directors on October 19, 1999, which authorized the repurchase of up to 16 million of the Company's outstanding common stock. As of September 30, 2000, approximately 15.3 million shares had been repurchased since the inception of the October 1999 repurchase program at a total cost of $335,000. The remaining shares authorized under this program were purchased in October 2000.

Note 13. Summary of Recent Accounting Pronouncements

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

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) (Dollar amounts in thousands, except per share data)

Note 14. Operations by Business Segment

Historical results are reclassified to reflect Gartner as a discontinued operation (See Note 3).

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

The chief operating decision-makers evaluate the performance and allocate resources based on revenue and operating income. All intersegment transactions are excluded from management's analysis of operations by business segment.

Effective beginning the quarter ended June 30, 2000 the Company has realigned its business segments to reflect the change in management approach which has arisen as a result of the then planned divestitures of Synavant and Erisco and the pending divestiture of non-strategic software companies. This change will allow focus on the core business. Historical segmental information has been reclassified to give effect to the new segment grouping. The revised segments are as follows:

1. The IMS Segment consists of IMS, a leading global provider of market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Historically, this segment included Synavant and three small non-strategic software companies that are now included in the Transaction Businesses Segment.

2. The CTS Segment delivers full life cycle solutions to complex software development problems and maintenance problems that companies face as they transition to eBusiness. These services are delivered through the use of a seamless on-site and offshore consulting project team. The Company's primary service offerings include application development and integration, application management, re-engineering and mass change.

3. The Transaction Businesses Segment includes Synavant, which serves the pharmaceutical industry by developing and selling pharmaceutical relationship management solutions that support sales and marketing decision making; Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry and three small non-strategic software companies. As indicated in Note 6, the Company has spun-off the Synavant business. The Company also intends to divest other small non-strategic software businesses. As indicated in Note 15, the Company sold Erisco to TriZetto and entered into a strategic alliance with TriZetto on October 3, 2000. Historically, Erisco was managed as part of the Emerging Markets Segment; whereas, Synavant was managed as part of the core IMS Health business. The remaining piece of the historical Emerging Markets Segment is Enterprises, the Company's venture capital unit focused on investments in emerging businesses. Enterprises is now being managed within general corporate activities.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) (Dollar amounts in thousands, except per share data)

                                         Periods Ended September 30, 2000
-----------------------------------------------------------------------------------------------------------------------
Three Months:                                                IMS             CTS           Transaction          Total
                                                                                           Businesses
                                                        ---------------------------------------------------------------
Operating Revenue (1),(2),(7)                           $     282,074   $      33,376     $      40,417     $   355,867
Segment Operating Income (loss) (1), (3)                      109,316           7,078          (124,121)         (7,727)
General Corporate Expenses (3)                                                                                  (38,272)
Interest Income                                                   264             733                               997
Interest Expense (5)                                             (165)                              (66)           (231)
Non-OperatingIncome/(Expense):
  Gains from Dispositions - Net                                                                                   6,201
  Loss on Gartner Shares Contributed to
  Synavant                                                                                                       (3,102)
  Other Expense - Net (5)                                                                                       (12,214)
-----------------------------------------------------------------------------------------------------------------------
Loss Before Provision for Income Taxes                                                                          (54,348)
Provision for Income Taxes                                                                                       (4,069)
Income from Discontinued
Operations, Net of Income Taxes (6)                                                                               2,226
-----------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                  $   (56,191)
-----------------------------------------------------------------------------------------------------------------------
Nine Months:
Operating Revenue (1),(2),(7)                           $     822,546   $      85,029     $     170,216     $ 1,077,791
Segment Operating Income (1), (3)                             277,636          18,243          (132,015)        163,864
General Corporate Expenses (3)                                                                                  (56,256)
Interest Income                                                 1,178           1,780                43           3,001
Interest Expense (5)                                             (835)                             (139)           (974)
Non-Operating Income/(Expense):
  Gains from Dispositions - Net                                                                                  63,915
  Loss on Gartner Shares Contributed to
  Synavant                                                                                                       (3,102)
  Other Expense - Net (5)                                                                                       (28,511)
-----------------------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                                                                        141,937
Provision for Income Taxes                                                                                      (67,273)
Income from Discontinued Operations, Net of
Income Taxes (6)                                                                                                  2,226
-----------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                  $    76,890
-----------------------------------------------------------------------------------------------------------------------
Total Identifiable Assets at September 30, 2000 (8)     $     731,870   $      95,380     $      36,682     $   863,932
-----------------------------------------------------------------------------------------------------------------------

The IMS and CTS segment combined total revenues were $315,450 and $907,575 for the three and nine-month periods ended September 30, 2000. The combined operating incomes, after corporate expenses (net of Spin and Related Costs - $31,254 and $32,801 for the three and nine months) and excluding one-time technology acceleration costs ($2,836 for the three and nine months) and other non-recurring costs ($2,094 for the three and nine months) totaled $114,306 and $277,354 for the three and nine-month periods ended September 30, 2000. These results reflect those of the core recurring IMS business as further described in the Management Discussion and Analysis and Quarterly Earnings Press Release.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) (Dollar amounts in thousands, except per share data)

                                              Periods Ended September 30, 1999
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Three Months:                                                             IMS          CTS     Transaction       Total
                                                                                               Businesses
                                                                        -------------------------------------------------
Operating Revenue (1), (2)                                              $259,814     $19,077     $ 69,518     $   348,409
Segment Operating Income (1), (3)                                         97,044       4,169        4,839         106,052
General Corporate Expenses (3)                                                                                    (10,094)
Interest Income                                                            2,264         327                        2,591
Interest Expense (5)                                                                                                   --
Non-Operating Income/(Expense):
   Gains from Dispositions - Net                                                                                    4,313
   Other Expense - Net (4), (5)                                                                                    (5,359)
-------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before
Provision for Income Taxes                                                                                         97,503
Provision for Income Taxes                                                                                        (27,263)
-------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                                                  70,240
Income from Discontinued Operations, Net of
Income Taxes (6)                                                                                                    1,384
-------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                    $    71,624
-------------------------------------------------------------------------------------------------------------------------

Nine Months:
Operating Revenue (1),(2)                                                743,634      54,112      196,557     $   994,303
Segment Operating Income (1), (3)                                        223,815      12,109       11,009         246,933
General Corporate Expenses (3)                                                                                    (33,510)
Interest Income (4)                                                        5,249         853                        6,102
Interest Expense (5)                                                        (753)                                    (753)
Non-Operating Income/(Expense):
   Gains from Dispositions - Net                                                                                   20,590
   Other Expense - Net (4), (5)                                                                                   (15,107)
-------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before Provision for Income Taxes                                               224,255
Provision for Income Taxes                                                                                        (64,048)
-------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                                                 160,207
Income from Discontinued Operations, Net of
Income Taxes (6)                                                                                                   25,695
-------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                    $   185,902
-------------------------------------------------------------------------------------------------------------------------
Total Identifiable Assets at September 30,
1999 (8)                                                                $749,791     $61,047     $307,573     $ 1,118,411
-------------------------------------------------------------------------------------------------------------------------

The IMS and CTS segment combined total revenues of $278,891 and $797,746 for the three and nine-month periods ended September 30, 1999. The combined operating incomes for the IMS and CTS Segments, after corporate expenses (net of Spin and Related Costs $2,000 and $9,500) and excluding year 2000 remediation costs ($4,155 and $19,963), total $97,274 and $231,877 for the three and nine-month periods ended September 30, 1999. These results reflect those of the core recurring IMS business as further described in the Management Discussion and Analysis and Quarterly Earnings Press Release.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) (Dollar amounts in thousands, except per share data)

Notes to Operations by Business Segments:

(1) The IMS and CTS segment combined total revenues of $315,450 and $907,575 for the three and nine-month periods ended in 2000 compared to $278,891 and $797,746 for the comparable periods of 1999. The combined operating incomes after corporate expenses (net of Spin and Related Costs) and excluding Year 2000 remediation costs, other non-recurring costs and technology acceleration costs, total $114,306 and $277,354 for the three and nine-month periods ended in 2000 compared to $97,274 and $231,877 for the same periods of 1999. These results reflect those of the core recurring IMS business as further described in the Management Discussion and Analysis and Quarterly Earnings Press Release.
(2) Operating revenue excludes intersegment sales in 2000 of $3,731 and $10,949 for the three and nine-months presented, respectively. Operating revenue in 1999 excludes intersegment sales of $3,799 and $10,688 for the three and nine-months presented, respectively. These sales, primarily from CTS to IMS, are recognized as the service is performed.
(3) General Corporate Expenses in 2000 includes $31,254 and $32,801 incremental Synavant Spin and Related Costs for the three and nine-months periods presented, respectively. In 1999 comparable expenses include $2,000 and $9,500 incremental Gartner Spin-off costs in the three and nine-months, respectively. See Note 6 for a discussion of the Spin and Related Costs.
(4) Interest income in 1999 excludes amounts recorded at corporate of $269 for the nine-month period presented. This amount have been included in Other Expenses-Net.
(5) Interest expense in 2000 excludes amounts recorded at Corporate of $6,429 and $9,053 for the three and nine-month periods presented, respectively. Interest expense in 1999 excludes amounts recorded at corporate of $2,138 and $3,919 for the three and nine-month periods presented, respectively. These amounts have been included in Other Expenses-Net.
(6) Income from Discontinued Operations, Net of Income Taxes relates to Gartner. Taxes for both the three and nine-month periods ended September 30, 2000 were $1,198. Taxes for the three and nine-month periods were $931 and $12,635 respectively in 1999.
(7) The Transaction Businesses Segment includes Synavant up to the Spin-off date of August 31, 2000. Accordingly, the Segment Includes for the Synavant Businesses revenues of approximately $26,700 and $119,700 and operating losses of ($122,600) and ($132,000), respectively for the three and nine-months ended September 30, 2000. A significant part of residual revenues and results of operations relate to the Erisco business.
(8) Total assets include Net Assets of Discontinued Operations of $81,060 and $100,356 as of September 30, 2000 and September 30, 1999, respectively. Assets of $256,311 and $261,562 as of September 30, 2000 and September 30, 1999, respectively, include Cash and Cash Equivalents, Investments, and Property, Plant and Equipment not identified with business segments and represent the reconciling items between total identifiable assets and net assets of discontinued operations and the Company's total assets.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) (Dollar amounts in thousands, except per share data)

Note 15. Subsequent Events

Disposal of Erisco

On October 3, 2000, Elbejay Acquisition Corp. ("Merger Sub"), a Delaware corporation and a wholly owned subsidiary of the TriZetto Group, Inc. ("TriZetto"), a Delaware corporation, was merged (the "Merger") with and into ERISCO Managed Care Technologies, Inc ("Erisco"), a New York corporation and a wholly owned subsidiary of IMS Health pursuant to the Agreement and Plan of Reorganization dated as of May 16, 2000 (the "Merger Agreement"), by and among TriZetto, Merger Sub, IMS Health, and Erisco. The Merger effectuated IMS's sale of Erisco to TriZetto. In consideration of the Merger, TriZetto issued 12,142,857 shares of common stock, par value $.001 per share (the "TriZetto Common Stock), of TriZetto to IMS Health.

The transaction will be accounted for by IMS Health as a disposition of Erisco in exchange for the acquisition of an approximately 36% interest in TriZetto. The gross proceeds received by IMS Health, based on the closing share price of TriZetto Common Stock on the Nasdaq National Market on October 2, 2000 ($15.125 per share), were approximately $183,700. (See Note 14).

As contemplated by the Merger Agreement, TriZetto's board of directors appointed IMS Health's director-nominee, Victoria R. Fash, President and Chief Executive Officer of IMS Health, to the TriZetto Board of Directors.

Additionally, as contemplated by the Merger Agreement, IMS Health and TriZetto entered into a Stockholder Agreement and a Registration Rights Agreement in the forms attached as exhibits to the Merger Agreement, and a Transitional Services Agreement, Data Rights Agreement, and HealthWeb License Agreement in accordance with the principal terms set forth in the Merger Agreement.

The Stockholder Agreement imposes certain restrictions on IMS Health. These restrictions include, without limitation: (i) a standstill provision restricting IMS Health from, among other things, acquiring additional shares of TriZetto Common Stock until the earlier of the fourth anniversary of the Closing Date, or the date on which a Change of Control (as defined in the Stockholder Agreement) of TriZetto shall have occurred or TriZetto shall have publicly announced its willingness to consider a transaction that would constitute a Change of Control;
(ii) a share transfer restriction that limits transfers of TriZetto Common Stock measured as of the Closing Date, the date on which IMS Health beneficially owns less than 10% of the outstanding TriZetto Common Stock measured as of the Closing Date, or the date on which a Change of Control of TriZetto shall have occurred; (iii) a right of first refusal for TriZetto on transfers by IMS Health of more than 10% of the outstanding TriZetto Common Stock measured as of the time of the transfer commencing upon the termination of the share transfer restriction period and continuing until the date on which IMS Health beneficially owns less than 10% of the outstanding TriZetto Common Stock measured as of the Closing Date (unless a Change of Control of TriZetto shall have occurred); and (iv) a right of first offer for TriZetto on any transfer of TriZetto Common Stock by IMS Health commencing upon the termination the share transfer restriction period and continuing until the date on which IMS Health beneficially owns less than 10% of the outstanding TriZetto Common Stock measured as of the Closing Date. The

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) (Dollar amounts in thousands, except per share data)

Stockholder Agreement also grants IMS Health, for so long as IMS Health beneficially owns more than 10% of the outstanding TriZetto Common Stock measured as of the Closing Date, (i) the right to designate one director-nominee to the TriZetto Board of Directors and (ii) consent rights regarding certain transaction by TriZetto, subject in each case, to earlier termination of such rights upon the occurrence of certain events.

Pursuant to the Registration Rights Agreement, IMS was granted registration rights in respect of the shares of TriZetto Common Stock issued to IMS in connection with the sale of Erisco.

Additionally, pursuant to Section 6.14 of the Merger Agreement, TriZetto has adopted a Stockholder Protection Rights Agreement as set forth more fully in the Merger Agreement.

IMS will account for its ownership interest in TriZetto on an equity basis, recording its share of the TriZetto operating results and the amortization of the goodwill and other acquired intangibles. The allocation of the TriZetto purchase price has not yet been fully determined. IMS will separately disclose IMS core operations and its equity investment in TriZetto.

In connection with the transaction, IMS paid $32,000 of cash to TriZetto which was funded by short-term debt.

IMS will record its equity investment in TriZetto of approximately $130,000 in the fourth quarter of 2000. The equity investment will reflect IMS's residual approximately 36% interest in the net assets of Erisco, and it's proportionate share of the tangible and intangible assets and the liabilities of TriZetto and goodwill. Management is currently evaluating the net assets acquired, including all intangibles and their respective amortization periods (with preliminary estimates from 5 to 7 years), however, the allocation of the purchase price has not yet been completed. The actual values attributable to goodwill and other intangibles will be based on consideration received less disposition costs and the fair values of IMS's proportionate interest in the tangible assets and liabilities of TriZetto on the date of acquisition. It is currently expected that underlying intangible assets will be a significant portion of the investment in TriZetto and the amortization of such intangibles will be reflected in the future earnings of IMS. No assurance can be given that the actual value of the intangibles arising or the amortization periods will not be more or less than the amount or periods currently contemplated.

IMS expects to record a significant gain on the sale of ERISCO. Approximately $10,000 of costs associated with this transaction have been deferred on the Condensed Consolidated Statement of Financial Position and are included within Other Current Assets. These costs will be expensed against the gain in the fourth quarter.

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

IMS Health is the world's leading provider of information solutions to the pharmaceutical and healthcare industries. IMS Health operates in over 100 countries and its key products and services include:

o Market research for prescription and over-the-counter pharmaceutical products;
o     Sales management information to optimize sales force productivity; and
o     IT application development, integration and management services.

At September 30, 2000, IMS Health consisted of (a) the IMS segment ("IMS"), which consists of sales management information services and market research business for the pharmaceutical and healthcare industries conducted by IMS and various subsidiaries; (b) a controlling interest in Cognizant Technology Solutions Corporation ("CTS") and (c) ERISCO Managed Care Technologies Inc. as the primary component within the Transaction Business Segment. During the quarter IMS Health also included the segment containing (i) the pharmaceutical industry automated sales and marketing support business of IMS Health Strategic Technologies, Inc. ("Strategic Technologies"), substantially all of IMS Health's interactive and direct marketing business, including the business of Clark-O'Neill, Inc. ("Clark-O'Neill"), and a majority stake in a foreign joint venture (collectively the "Synavant Business"), (ii) ERISCO Managed Care Technologies, Inc. ("Erisco"), and (iii) three small non-strategic software businesses ((i), (ii) and (iii), collectively the "Transaction Businesses").

On July 26, 1999, having received the approval of Gartner Group Inc. ("Gartner") shareholders and the Boards of Directors of both the Company and Gartner, the Company completed a Spin-off of the majority of its equity investment in Gartner to IMS Health shareholders (the "Gartner Spin-off"). The Gartner Spin-off consisted of 0.1302 shares of Gartner Class B Common Stock for each share of the Company's Common Stock outstanding on the July 17, 1999 record date and totaled
40.7 million Gartner Class B shares. The Condensed Consolidated Financial Statements of the Company have been reclassified for the periods presented to reflect the Gartner equity investment as a discontinued operation. On July 23, 1999, in connection with the Gartner Spin-off, Gartner paid a special cash dividend. IMS Health's portion of the dividend was $52,877, net of taxes. The Company's remaining investment in Gartner at September 30, 2000 consists of 6,597,262 Gartner Class A shares and warrants to purchase a further 599,400 Gartner Class A shares. The carrying value of the Gartner investment, after taxes, was $81,060 at September 30, 2000. (See Note 3 to the Condensed Consolidated Financial Statements). As part of the Spin-off of Synavant, 312,195 shares ($4,000 fair market value) of Gartner Class A shares will be distributed to Synavant.

On August 31, 2000 IMS Health spun-off Synavant (See Note 6 and Note 14 to the Condensed Consolidated Financial Statements). On October 3, 2000 the Company sold Erisco to The TriZetto Group, Inc. in exchange for an equity interest in Trizetto and entered into a technology and data alliance. See Note 15 to the Condensed Consolidated Financial Statements. These transactions, together with the planned divestitures of small non strategic software businesses

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

will result in a company concentrated on IMS's core data business of providing market information and decision support services to the pharmaceutical industry, together with the CTS Segment.

The technology and data alliance between IMS Health and TriZetto will (a) accelerate implementation of the Company's internet strategy through TriZetto's HealthWeb technology; and (b) facilitate developments of new products. IMS Health will own approximately 36% of Trizetto's common stock after the transaction and will account for its share of Trizetto on an equity basis.

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

                     Original Liability  Expenditures  Reclassifications/   September 30,
                           Estimate         to Date       Adjustments       2000 Balance
-----------------------------------------------------------------------------------------
Employee Separation        $  3,794        $ (3,689)        $   (105)        $     --
Lease Terminations            1,623            (774)            (849)              --
Contract Cancellations       10,935          (7,999)            (834)           2,102
Other Direct Costs            6,232          (8,011)           3,288            1,509
-----------------------------------------------------------------------------------------
Total                      $ 22,584        $(20,473)        $  1,500         $  3,611
-----------------------------------------------------------------------------------------

In Process Research and Development

Since the acquisition of PMSI and Walsh International Inc., both in 1998, the in process research and development products (IPR&D) that were underway at the time of the acquisitions have reached technological feasibility at the level of cost anticipated in the original valuations.

Revenues and profitability of the PMSI products subsequent to their release have been in line with the original expectations incorporated within the calculation of the IPR&D charges. As a direct result of the Siebel transaction one remaining Walsh project has been discontinued.

Synavant Strategic Alliance

On July 14, 2000 Synavant entered into a strategic alliance with Siebel, a leading provider of eBusiness applications software (see Note 7 to the Condensed Consolidated Financial Statements). As a result of this transaction, Synavant has assessed the financial impact of this

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

transaction with respect to determining the amount of any impairment to the capitalised software and enterprise-wide goodwill. This impairment loss is $115,453 accounted for in the quarter ended September 30, 2000.

Data Centers

During the third quarter IMS announced the formation of a global data processing hub in Plymouth Meeting, Pennsylvania. One of the world's largest computer centers, handling 26 terabytes of data, the hub will provide the technology foundation for the Company's global data processing and new Internet-based products. In the quarter, the Company has incurred $2,836 of technology acceleration costs in connection with the development of such products.

In Frankfurt, Germany, GIC Gesellschaft fur Informationstechnologie und Consulting GmbH (GIC) was formed through a management buyout, providing outsourcing services to IMS Health. This transaction and disclosure relates to the gains more fully described in Note 4 to the Condensed Consolidated Financial Statements.

Three Months Ended September 30, 2000 compared with Three Months Ended September 30, 1999.

Operations

Revenue for the third quarter of 2000 increased by 2.1% to $355,867 from $348,409 in the third quarter of the prior year. This growth is primarily attributable to the IMS and CTS Segment; partially offset by the inclusion of only two months of Synavant revenues in 2000 versus three months in 1999 due to the Spin-off, compounded by the decline in Synavant revenues as well as the translation impact of a generally stronger US dollar.

IMS Health revenue, excluding the Transaction Businesses Segment, increased by 13.1% to $315,450 in 2000 from $278,891 for the third quarter of the prior year. On a constant dollar basis revenue growth was 16.5% in the third quarter. This increase in revenue is primarily due to the continued rollout of Xponent in Europe, an increasing client base for the Japanese weekly data services, increased sales of Xponent in North America resulting from the strength in the pharmaceutical industry and growth at CTS.

Operating costs for the Company include internal computer costs, the cost of data collection and production and costs attributable to personnel involved in production, data management and the processing and delivery of the Company's services. The Company's operating costs increased by 5.5% to $136,447 in 2000 from $129,298 in the third quarter of the prior year primarily due to increases in CTS and IMS partially offset by the Synavant Spin-off in the quarter.

IMS Health operating costs, excluding the Transaction Businesses Segment and excluding Year 2000 remediation ($4,155) in 1999 and technology acceleration costs ($2,836) in 2000, increased by 19.2% to $110,439 from $92,637 for the comparable quarter of 1999. This increase

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

is attributable to an increased number of technical professionals at CTS to meet the increased demand for services and an increase in the IMS Segment to support higher revenues.

Selling and administrative expenses consist primarily of the costs attributable to selling and administrative personnel, promotion, communications, management, finance, administration and occupancy. The Company's selling and administrative expenses increased during the third quarter of 2000 by 0.6% to $95,475 from $94,865 in the third quarter of the prior year.

IMS Health selling and administrative expenses, excluding the Transaction Businesses Segment, and one time costs of $2,094 in the third quarter of 2000, increased during the third quarter by 3.3% from $70,656 to $73,040. The increase was due to continued investment in CTS sales and administrative functions and infrastructure.

In connection with the Spin-off of Synavant, the Company incurred $31,254 of costs for the quarter ended September 30, 2000 ($32,801 for the 9 months). These costs include $8,248 for expenses related to reductions in the IMS and corporate administrative workforce (124 positions) resulting from consolidation following the Synavant Spin-off. As at September 30, 2000, 31 employees under the ongoing employee protection program have left the company for payments of $2,382. Additionally, a data processing agreement with a third party for $5,200 will not be used by the Company as a result of the Company's determination to streamline IMS's operations to focus on its core business. In accordance with the settlement of this liability the Company has paid $2,400 with a remaining balance to be paid (included within Accrued and Other Current Liabilities), of $2,800 as of September 30, 2000. The remaining Spin-off charges relate primarily to legal, professional and other direct incremental costs.

In 1999 the $2,000 of Spin and Related Costs reflect direct incremental costs associated with the Gartner Spin-off.

In connection with the Siebel transaction more fully described in Note 7 to the Condensed Consolidated Financial Statements, Synavant has assessed the impairment of it's computer software (including acquired technology), goodwill and other intangible assets and change in intangible asset lives. This impairment does not impact the IMS segment. As a result of this transaction, Synavant has recorded an impairment charge in the third quarter of $14,553 on computer software and $100,900 on goodwill. The Company is required to record this impairment loss due to the Siebel alliance which was signed prior to the Spin-off.

Operating loss for the third quarter of 2000 of $45,999 versus income of $95,958 in the third quarter of the prior year was primarily a result of the Synavant impairment charge, the one-time spin and related costs and a decline in the Synavant business, partially offset by growth in the IMS and CTS Segments.

IMS Health operating income, excluding the Transaction Businesses Segment, the Synavant Spin and Related Costs and the non-recurring costs mentioned above, increased by 17.5% in 2000 to $114,306 from $97,274 in the third quarter of the prior year. This growth is primarily due to the revenue growth in North America, Europe, Japan and CTS and the slower growth in operating

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

and selling and administrative expenses. Operating income growth outpaced revenue growth primarily due to the Company's ability to leverage its world-wide resources.

Net interest expense was $5,663 in the third quarter of 2000 compared with net interest income of $453 in the third quarter of the prior year. This increase in expense is due to a higher level of short term borrowings to fund the Company's stock repurchase program and payment of the D&B tax contingency described in
Note 9 to the Condensed Consolidated Financial Statements.

The Loss on Gartner Shares Contributed to Synavant ($3,102) reflects the decline in the fair market value of 312,195 Gartner shares to be contributed to Synavant as part of the Spin-off agreements. These shares had a fair market value of $4,000 at the date of the Spin-off, compared with $7,102 on the date of the Gartner Spin-off (July 26,1999). A gain on these shares is recognized in discontinued operations.

Gains from Dispositions, Net, were $6,201 in the third quarter of 2000, compared to $4,313 in the third quarter of the prior year. In the third quarter of 2000, the Company's gains are primarily due to the partial sale of e-Credit to Internet Capital Group Inc, and from the sale of marketable investments in Verisign Inc. Both Verisign Inc. and e-Credit were part of the Enterprises portfolio.

Other Expense, Net, increased in the third quarter to $5,785 from $3,221 in the third quarter of the prior year. This increase is primarily due to non-recurring expenses in 2000 as well as higher CTS minority interest expense.

In 2000, the effective tax rate was higher than in 1999 as a result of the non-deductible write down of Synavant goodwill, a higher amount of Enterprise's investment gains which have been taxed at an overall rate of 35% and the costs incurred as result of the Spin-off of Synavant, (a portion of which is non-deductible), offset by the recognition of certain German trade tax benefits (approximately $19,400). This is more fully described in Note 11 to the Condensed Consolidated Financial Statements.

Loss from continuing operations in the third quarter of 2000 was $58,417 versus income of $70,240 in the third quarter of the prior year, the loss being a result of the Spin and Related Costs and Impairment Charge - Synavant incurred during the quarter; partially offset by strong operating income growth in the IMS and CTS Segments.

IMS Health income from continuing operations, excluding the Transaction Businesses Segment, Spin and Related Costs, other non-recurring items, net disposition gains and loss on Gartner shares, described above and using a normalized tax rate of 32% (without regard to discrete items), increased 10.6% in the third quarter of 2000 to $71,077. This increase is due primarily to the improved operating income from the IMS and CTS Segments, described in the results by business segment.

Income from discontinued operations in the third quarter of 2000 was $2,226, net of taxes of $1,198, reflecting a gain on the Gartner Group shares to be contributed to Synavant as part of the Spin-off. (See Note 3 to the Condensed Consolidated Financial Statements). Income from

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

discontinued operations in the third quarter of 1999 was $1,384, net of income taxes of $931. This represents Gartner equity income prior to the Gartner Spin-off.

The Company recorded a net loss for the third quarter of 2000 of $56,191 compared with net income of $71,624 in the third quarter of the prior year. The loss is primarily a result of the Synavant impairment charge and related Spin-off costs, offset in part by strong operating growth in the IMS and CTS segments.

IMS Health net income, excluding the Transaction Businesses Segment, the Spin and Related Costs and the one time costs and disposition gains previously identified and using a normalized tax rate of 32% increased by 10.6% to $71,077 in the third quarter of 2000, compared to $64,264 in the comparable quarter of 1999 due primarily to the increased operating income of the IMS and CTS segments.

Basic loss per share from continuing operations in the third quarter of 2000 was $0.20 versus earnings of $0.23 in the third quarter of the prior year. The loss was driven by the Synavant impairment charge and related Spin-off cost, which reduced earnings per share by approximately $0.45, net of taxes.

Diluted loss per share from continuing operations in the third quarter of 2000 was $0.20 compared with earnings of $0.22 in the third quarter of the prior year.

IMS Health diluted earnings per share, excluding the Transaction Businesses Segment, the Spin and Related Costs, non-recurring costs and dispositions gains described above and using a normalized tax rate of 32% increased in 2000 by 20% to $0.24 compared with $0.20 in the third quarter of the prior year.

Results by Business Segment

IMS Segment

The IMS Segment consists of IMS, the world's leading provider of information solutions to the pharmaceutical and healthcare industries. Key products and services integral to customer day-to-day operations include market research for prescription and over-the-counter pharmaceutical products and sales management information to optimize sales force productivity. Historically, this segment included the Synavant Business and three non-strategic software companies that are now included in the Transaction Businesses Segment.

IMS Segment revenue for the third quarter increased 8.6% (12.2% on a constant dollar basis) to $282,074 from $259,814 in the third quarter of the prior year. Sales Management revenue increased 14.9% to $168,562, Market Research revenue increased 2.6% to $103,213, and Other Services revenue decreased 17.8% to $10,299. Sales Management revenue growth is primarily due to Xponent in the United States and Europe and also to the weekly data product launched at the end of 1999 in Japan. Other Services revenue includes consultancy services which are ad hoc and less predictable in nature. This quarterly decrease is due to the timing of such ad hoc revenues and on a year to date basis Other Service revenue has increased by 5.6%. Sales Management, Market Research and other service revenue growths have been adversely impacted by foreign exchange movements for the quarter ended September 30, 2000.

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

IMS Segment operating income for the third quarter increased 12.6% to $109,316 from $97,044 in the prior year. Excluding Year 2000 remediation costs in 1999 and technology acceleration and other non-recurring costs in 2000, third quarter operating income increased 12.9% to $114,246 from $101,199 in the prior year. Adjusted operating income growth outpaced revenue growth due primarily to the segment's ability to leverage its established worldwide resources.

Transaction Businesses Segment

Transaction Businesses revenue for the third quarter of 2000 decreased 41.9% to $40,417 from $69,518 in the comparable period of the prior year. This was primarily due to the inclusion of only two months of Synavant revenue in 2000 versus three months in 1999. An increase in Erisco revenues (software licenses and services) was offset by lower interactive marketing volumes and lower Strategic Technologies' software fees, and the impact of adverse foreign currency movements.

The Transaction Business Segment reported an operating loss for the quarter of $124,121 compared to an operating income of $4,839 in the comparable period of the prior year. This is primarily due to the Synavant impairment charge of $115,453.

CTS Segment

CTS revenue for the quarter, net of intersegment sales, increased 75.0% to $33,376 from $19,077 in the comparable period of the prior year. CTS operating income for the period increased 69.8% to $7,078 in 2000 from $4,169 in the comparable period of the prior year. The increase resulted primarily from an increase in application development and integration, application management, re-engineering and other services partially offset by a decrease in Year 2000 compliance services.

Nine Months Ended September 30, 2000 Versus Nine Months Ended September 30, 1999

Operations

Revenue for the nine-month period increased by 8.4% in 2000 to $1,077,791 from $994,303 for the comparable period a year ago. The increase is primarily due to the continued rollout of Xponent in Europe, an increasing client base for the Japanese weekly data services, increased sales of existing products in North America and IMS's emerging markets and growth at CTS. This is partially offset by the inclusion of only eight months of Synavant revenues in 2000 versus nine months in 1999 due to the Spin-off, compounded by the decline in Synavant revenues, as well as by the translation impact of a generally stronger U.S dollar.

IMS Health revenue for the first nine months of 2000, excluding the Transaction Businesses Segment, increased 13.8%, to $907,575 from $797,746. On a constant dollar basis this revenue growth was 16.3%. This increase is primarily due to the continued rollout of Xponent in Europe, an increasing client base for the Japanese weekly data services, increased sales of Xponent in North America helped by the strength in the pharmaceutical industry and growth at CTS .

Operating costs for the nine-month period increased by 4.3% in 2000 to $420,625 from $403,159 for the comparable period of the prior year. The increase was primarily due to the increased

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

direct costs to support the increase in demand for services, as well as investment in a number of internet initiatives, including i-squared; partially offset by the absence of Year 2000 remediation costs in 2000 compared with $19,963 in 1999.

IMS Health operating costs, excluding the Transaction Businesses Segment, operating costs, Year 2000 remediation costs in 1999 of $19,963, and technology acceleration costs in 2000 of $2,836, increased by 12.5% to $332,320.

Selling and administrative expenses increased during the nine-month period by 12.0% to $328,164 in 2000 from $293,047 for the comparable period in the prior year. This increase is due to increased service costs for the installed user client base of Strategic Technologies, as well as investment in CTS infrastructures and in global and U.S. sales and marketing functions.

IMS Health selling and administrative expenses, excluding the Transaction Businesses Segment costs, and the non recurring costs of $2,094, increased during the nine-month period by 12.5% to $246,721. The increase in such expenses was due to investment in CTS infrastructures and in global and U.S. sales and marketing functions.

In connection with the Spin-off of Synavant, the Company incurred $31,254 of costs for the quarter ended September 30, 2000 ($32,801 for the 9 months). These costs include $8,248 for expenses related to reductions in the IMS and corporate administrative workforce (124 positions) resulting from consolidation following the Synavant Spin-off. As at September 30, 2000, 31 employees under the ongoing employee protection program have left the company for payments of $2,382. Additionally, a data processing agreement with a third party for $5,200 will not be used by the Company as a result of the Company's determination to streamline IMS's operations to focus on its core business. In accordance with the settlement of this liability the Company has paid $2,400 with a remaining balance to be paid (included within Accrued and Other Current Liabilities), of $2,800 as of September 30, 2000. The remaining Spin-off charges relate primarily to legal, professional and other direct incremental costs.

In 1999 the $9,500 of Spin and Related Costs reflect direct incremental costs associated with the Gartner Spin-off.

In connection with the Siebel transaction more fully described in Note 7 to the Condensed Consolidated Financial Statements, Synavant has assessed the impairment of its computer software (including acquired technology), its goodwill and other intangible assets and change in intangible asset lives. As a result of this transaction an impairment charge has been recorded in quarter three of $14,553 for computer software and $100,900 for goodwill. The Company is required to record this impairment loss due to the Siebel alliance which was signed prior to the Spin-off.

Operating income for the nine-month period decreased to $107,608 in 2000 from $213,423 for the comparable period in the prior year due primarily to the Synavant impairment charge and Synavant Spin costs; partially off-set by growth in the IMS and CTS Segments.

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

IMS Health operating income, excluding the Transaction Businesses Segment and the non- recurring costs described above, increased by 19.6% to $277,354 in 2000 from $231,877 in the nine months of 2000 compared to the comparable period of the prior year.

Net interest expense for the nine-month period increased to $7,026 in 2000 compared to a net interest income of $1,699 in the comparable period of the prior year. This increase in interest expense is due to an increase in the level of short term borrowings ($204,569) to fund the Company's stock repurchase program and payment of the D& B tax contingency.

The Loss on Gartner Shares Contributed to Synavant ($3,102) reflects the decline in the fair market value of 312,195 Gartner Shares to be contributed to Synavant as part of the Spin-off agreements. These shares had a fair market value of $4,000 at the date of the Spin-off, compared with $7,102 on the date of the Gartner Spin-off (July 26,1999).

Gains from Dispositions, Net, for the nine-month period increased to $63,915 from $20,590 in the prior year as a result of higher gains from the sale of Enterprises investments. (See Note 4 to the Condensed Consolidated Financial Statements).

Other expense, net, for the nine-month period increased to $19,458 from $11,457 in the comparable period of the prior year. This increase is due primarily to non-capitalizable acquisition costs and other non-recurring expenses and to higher CTS minority interest expense.

The effective tax rate for the nine-month period was 47% compared to 29% for the same period in the prior year. To consolidate certain of its international operations in 1999 the Company engaged in certain non-U.S. reorganizations which gave rise to tax deductible non-U.S. intangible assets. In 2000, the effective tax rate was higher than in 1999 as a result of the non-deductible write down of Synavant goodwill, a higher amount of Enterprise's investment gains which have been taxed at an overall rate of 35% and the cost incurred as result of the Spin-off of Synavant, a portion of which are non-deductible, offset by the recognition of certain German trade tax benefits (approximately $19,400), the recognition of the benefit of certain net operating losses (NOL's) due to the implementation of global tax planning strategies (approximately $3,400) and the reversal of previously accrued tax liabilities (approximately $3,000).

The German trade tax benefits of $19,400 result from a favorable final German court decision rendered in the third quarter of 2000 which permitted the utilization of certain pre-existing tax benefits. The global tax planning strategies which permitted the recognition of the benefit of the NOL's were developed and implemented during the first quarter of 2000. These NOL's had previously been reserved with a full valuation allowance. The reversal of previously accrued tax liabilities resulted from the true-up of state and local tax returns and the favorable resolution of audits in certain foreign tax jurisdictions recognized during the first quarter. This benefit will offset a fourth quarter charge resulting from new German legislation discussed below.

The impact of the German legislation that has been enacted reduces the German Corporate tax rate from 40% to 25%. This legislation was signed into law on October 23, 2000. Pursuant to current accounting regulations, the Company must recognize the impact of such tax law changes in the fiscal quarter in which such laws are enacted; as a result such tax law change will be

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

treated as a fourth quarter event for accounting purposes. The impact to the Company will be a reduction in the net deferred income tax assets of approximately $17,500, which will be recorded in the fourth quarter, more than offset by the German trade tax benefit discussed above.

While the Company intends to continue to seek global tax planning initiatives, there can be no assurance that the Company will be able to successfully implement such initiatives.

Income from continuing operations for the nine-month period was $74,664 in 2000 compared with $160,207 for the comparable period of the prior year. This decrease is primarily due to the Synavant impairment charge and Spin-off costs in 2000; partially off-set by higher operating income in the IMS and CTS Segments.

IMS Health income from continuing operations, excluding the Transaction Businesses Segment and the non-recurring items and disposition gains and loss on Gartner shares contributed to Synavant described above and applying a normalized tax rate of 32%, increased 16% for the reasons described above.

Income from discontinued operations for the first nine-months of 2000 was $2,226, net of taxes of $1,198 reflecting the recognition of an unrealized gain on the Gartner Group shares contributed to Synavant as part of the Spin-off. (See Note 3 to the Condensed Consolidated Financial Statements).

Income from discontinued operations, net of income taxes of $12,635 for the nine-month period in 1999, was $25,695. This represents Gartner equity income.

Net income for the nine months was $76,890 in 2000 compared to $185,902 for the comparable period in the prior year. This decrease is primarily due to the Synavant impairment charge and Spin-off costs in 2000; partially offset by higher operating income in the IMS and CTS Segments.

IMS Health net income, excluding the Transaction Businesses Segment and other one time items and gains and losses described above and applying a normalized tax rate of 32% increased 16.2%. This increase is primarily due to growth in the IMS and CTS segments operating income described above.

Basic earnings per share from continuing operations for the nine month period are $0.25 in 2000 compared to $0.51 for the comparable period of the prior year.

Diluted earnings per share for the nine month period are $0.26 versus $0.58 for the comparable period of the prior year.

IMS Health diluted earnings per share, excluding the Transaction Businesses Segment and other one time items described above, gains and losses and a normalized tax rate of 32% increased for the nine-month period by 26% to $0.59 in 2000 from $0.47 for the comparable period of the prior year.

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

Results by Business Segment

IMS Segment

IMS Segment revenue for the first nine months of the year increased 10.6% to $822,546 in 2000 from $743,634 in the prior year. Excluding the impact of foreign currency translation, revenue grew 13.3%. Sales Management revenue increased 15% to $489,921, Market Research revenue increased 4.7% to $301,462, and Other revenue increased 5.6% to $31,163. Sales Management revenue growth was due to the strong growth of Xponent in the U.S. and Europe as well as the weekly data product in Japan.

IMS Segment operating income for the nine-month period increased 24.0% to $277,636 in 2000 from $223,815 in the comparable period of the prior year. Excluding Year 2000 remediation costs in 1999 and technology acceleration costs and other one time costs in 2000, operating income for the first nine months increased 15.9% to $282,566.

Transaction Businesses Segment

Transaction Businesses Segment revenue for the first nine months of 2000 decreased 13.4% to $170,216 from $196,557 in the comparable period of the prior year. This was primarily due to the inclusion of only eight months of Synavant revenue in 2000 versus nine months in 1999. An increase in Erisco revenues (software licenses and services) was partially offset by a decline in Strategic Technologies' sales force automation license revenues, lower interactive marketing revenues and the impact of a stronger US dollar.

The Transaction Businesses Segment reported an operating loss for the first nine months of 2000 of $132,015 compared to an operating income of $11,009 in the comparable period of the prior year. This is primarily due to the Synavant impairment charge and the impact of the reduced revenues explained above on operating income.

CTS Segment

CTS revenue for the nine-month period, net of intersegment sales, increased 57.1% to $85,029 from $54,112 in the comparable period of the prior year. CTS operating income for the nine- month period increased 50.6% to $18,243 in 2000 from $12,109 in the comparable period of the prior year. The increase resulted primarily from an increase in application development and integration, application management, re-engineering and other services partially offset by a decrease in Year 2000 compliance services.

Condensed Consolidated Statement of Cash Flows

Net Cash Provided by Operating Activities totaled $235,539 for the nine months ended September 30, 2000, compared with net cash provided of $231,758 for the comparable period in 1999. The change was due primarily to lower net income ($109,012) and unfavorable movements in Accounts Receivable ($24,238) and Deferred Revenues ($14,008), which were offset by the impact of the Synavant impairment ($115,453) and the change in Accrued & Other Current Liabilities ($27,932) and a reduction in Benefit Payments ($8,687). Excluding the

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

Transaction Businesses, for the nine months ended September 30, 2000 Depreciation and Amortization was $51,076, the net increase in Accounts Receivable was $4,786, the net decrease in Deferred Revenue was $33,989, the Net Decrease in Accrued and Other Current Liabilities was $9,389, and Other Working Capital Items were $2,814.

Net Cash Used in Investing Activities totaled $24,544 for the nine months ended September 30, 2000 compared with a usage of $60,473 for the comparable period in 1999. The decrease was primarily due to higher Proceeds from Sale of Investments, Net ($23,486), a reduction in Acquisition and Integration payments ($23,452), and a decrease in Capital Expenditures and Additions to Computer Software ($7,822), offset by an increase in the Net Increase in Other Investments and Other Investing Activities - Net ($21,931). Excluding the Transaction Businesses, for the nine months ended September 30, 2000 Capital Expenditures were $18,694, and Additions to Deferred Software were $32,557.

Net Cash Used in Financing Activities totaled $216,320 for the nine months ended September 30, 2000 compared with a usage of $222,675 for the comparable period in 1999. The improvement was primarily due to a reduction in Payments for Purchase of Treasury Stock ($161,143) and net Short Term Borrowings ($80,485), offset by the Payment of the D&B Tax Contingency ($212,291) and the Synavant Dividend ($19,438).

Effective in the first quarter of 1999, IMS operating units, which previously reported on a fiscal year ended November 30, revised their reporting period to conform to the Company's fiscal year end of December 31. The impact of this change in year end of the IMS reporting units resulted in an additional $30,664 of cash and cash equivalents in the nine months ended September 30, 1999.

Financing Activities include cash dividends paid of $17,866 and $18,923 for the nine months ended September 30, 2000 and 1999 respectively. Dividends paid per share were $0.02 for the quarters ended September 30, 2000, June 30, 2000 and March 31, 2000.

The Company has been informed by D&B that the IRS is challenging D&B's utilization of certain capital losses during 1989 and 1990. D&B has advised the Company that it filed an amended tax return for these periods which reflects $561,582 of tax and interest due. Under the terms of the 1996 Distribution Agreement, the Company is liable to pay half of such taxes and interest owed to the IRS to the extent that D&B total liabilities exceed $137,000. In May 2000, D&B paid $349,291 of this amount, and the Company paid $212,291, which the Company funded through short-term borrowings. The payments were made to the IRS to stop further interest from accruing. A portion (approximately $41,000) of the Company's obligation will in turn be shared with NMR under the Distribution Agreement between those companies dated June 30, 1998 (the "1998 Distribution Agreement"). NMR is not obligated to pay its share to the Company until January 2, 2001. Accordingly, the receivable has been accounted for as a short-term asset. D&B received a formal assessment for the additional tax from the IRS during the second quarter of 2000. D&B has advised the Company that, notwithstanding the filing and payment, it intends to contest the assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. The Company estimates that its share of the liability that

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

was paid is approximately $140,000 net of income tax benefit on interest (approximately $31,300) and NMR's contribution obligations (approximately $41,000).

At September 30, 2000 the Company's Total Current Liabilities exceed its Total Current Assets. Based on estimated future cash flows from operations, the ability to monetize Enterprise investments upon distribution from Venture capital partnerships, the investment in Cognizant Technology Solutions as well as the Company's ability to obtain additional lines of credit and debt, the Company believes it will have sufficient cash and other resources to fund its short and long term business plans, including its current short term obligations, its stock repurchase program and its operations.

During the first nine months of 2000, the Company repurchased 9,858,750 shares of outstanding common stock at a total cost of $198,716. The shares were repurchased under the stock repurchase program approved by the Board of Directors on October 19, 1999, which authorized the repurchase of up to 16 million of the Company's outstanding common stock. As of September 30, 2000, approximately 15.3 million shares had been repurchased since the inception of the October 1999 repurchase program at a total cost of $335,000. The remaining shares authorized under this program were purchased in October 2000.

On July 19, 2000 the Board of Directors authorized a stock repurchase program to buy up to 40 million shares, marking the fifth consecutive repurchase program the Company has implemented. Shares acquired through the repurchase program will be open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18. Through September 30, 2000 the Company has acquired 20% of its initial capitalization.

Changes in Financial Position at September 30, 2000 Compared to December 31,
1999

CASH & CASH EQUIVALENTS decreased to $106,389 at September 30, 2000, from $115,875 at December 31, 1999 (which includes $52,836 and $42,641 of CTS' cash and cash equivalents at September 30, 2000 and December 31, 1999, respectively), due primarily to improved working capital management.

ACCOUNTS RECEIVABLE - NET decreased to $221,260 from $284,679, primarily due to the receivables transferred to the Transaction Businesses ($43,195), the Company's continuing emphasis on collections and the impact of foreign exchange; partially offset by higher billings resulting from strong revenue growth.

OTHER RECEIVABLE increased to $41,136 at September 30, 2000 from $0 at December 31, 1999 to reflect the Nielsen Media Research (NMR) share of the D&B tax contingency (see Note 9 to the Condensed Consolidated Financial Statements).

NET ASSETS FROM DISCONTINUED OPERATIONS declined to $81,060 on September 30, 2000 from $96,988 at year-end 1999 due to a decline in the value of the Company's investment in Gartner, which resulted from a lower market price of Gartner shares (See Note 3 to the Condensed Consolidated Financial Statements).

SECURITIES AND OTHER INVESTMENTS increased to $155,693 at September 30, 2000, from $127,415 at December 31, 1999, due primarily to the distribution of certain investments, which the Company previously held at cost, from the venture capital fund partnerships to the Company. These

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

investments are marked to market as of September 30, 2000. In addition, the Company made an investment of $10,000 in Allscripts which is held at cost. (See
Note 5 to the Condensed Consolidated Financial Statements). These increases were partially offset by dispositions.

PROPERTY, PLANT AND EQUIPMENT - NET decreased to $146,180 from $169,190 due primarily to the Synavant Spin-off ($16,294) and the translation impact of a generally-stronger U.S. dollar ($7,315).

COMPUTER SOFTWARE was $146,873 on September 30, 2000, compared with $174,974 at year-end 1999. The reduction was primarily due to the Synavant Spin-off ($13,479), amortization ($31,910), the impaired software charge ($14,553) and the translation impact of a generally-stronger U.S. dollar, partially offset by investment in deferred software ($37,832).

GOODWILL declined to $156,756 on September 30, 2000 from $339,491 at year-end 1999. The decrease was primarily due to the Synavant Spin-off ($58,168), an impairment charge ($100,900) and amortization ($16,736).

ACCOUNTS PAYABLE decreased to $32,920 on September 30, 2000, from $44,577 at year-end 1999 principally due to the Synavant Spin-off ($6,696) and the translation impact of a generally-stronger U.S. dollar ($6,125).

ACCRUED AND OTHER CURRENT LIABILITIES decreased to $189,466 at September 30, 2000, from $196,375 at December 31, 1999 due primarily to payments of accruals for salaries, wages, bonuses and other compensation and payments related to PMSI direct acquisition and integration costs. An increase for Spin and Related Cost accruals is offset by the Spin of the Synavant liabilities.

SHORT TERM DEBT increased to $339,232 at September 30, 2000, from $134,663 at December 31, 1999, due primarily to the payment of the D&B tax contingency ($212,291) and the funding of the Company's share repurchase program ($198,716), partially offset by Net Cash Provided by Operating Activities ($235,539).

ACCRUED INCOME TAXES decreased to $74,082 at September 30, 2000, from $211,592 at December 31, 1999. The decrease reflects net taxes paid less taxes accrued in the nine-month period.

DEFERRED REVENUES decreased to $90,668 at September 30, 2000, from $136,196 at December 31, 1999 due primarily to the amortization of annual subscription, maintenance and support contracts billed in advance at December 31, 1999 ($29,840) and to the Synavant Spin-off ($9,170).

OTHER LIABILITIES increased to $101,067 on September 30, 2000, from $81,343 at year end 1999 primarily due to an increase in the Long Term Deferred Tax Liability.

SHAREHOLDERS' EQUITY decreased to $214,583 at September 30, 2000 from $493,706 at December 31, 1999 primarily due to the Synavant Spin-off ($137,841) and share repurchases ($198,716), partially offset by net income ($76,890).

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

Summary of Recent Accounting Pronouncements

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by IMS Health, contain statements which, in the opinion of IMS Health, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These statements appear in a number of places in this quarterly report and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, Euro conversion and all other statements regarding the intent, plans, beliefs or expectations of IMS Health or its directors or officers. Stockholders are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements. These risks and uncertainties include, but are not limited to, risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks; to the extent IMS Health seeks growth through acquisitions, alliances or joint ventures, the ability to identify, consummate and integrate acquisitions, alliances and ventures on satisfactory terms; the ability to develop new or advanced technologies, systems and products for their businesses on time and on a cost-effective basis including but not limited to those that use or are related to the Internet; the ability to successfully maintain historic effective tax rates and to achieve estimated corporate overhead levels; competition, particularly in the markets for pharmaceutical information; regulatory, legislative and enforcement initiatives, particularly in the area of medical privacy and tax; the ability to timely and cost-effectively resolve any problems associated with the Euro currency issue; the ability to obtain future financing on satisfactory terms; deterioration in economic conditions, particularly in the pharmaceutical, healthcare, or other industries in which customers may operate; consolidation in the pharmaceutical industry and the other industries in which IMS Health's customers operate; conditions in the securities markets which may effect the value or liquidity of portfolio investments and management's estimates of lives of assets, recoverability of assets, fair market value, estimates and liabilities and accrued income tax benefits and liabilities; and; failure of third parties to convert their information technology systems to the Euro currency in a timely manner and actions of government agencies and other third parties with respect to Euro currency issues. Consequently, all the forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including, but not limited to, the information contained under this heading and the condensed consolidated financial statements and notes thereto for the three and nine month period ended September 30, 2000 and by the material set forth under the headings "Business" and "Factors that May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. IMS Health is under no obligation

IMS HEALTH INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except per share data)

to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item is set forth in "Note 10. Financial Instruments" of Notes to Condensed Consolidated Financial Statements on pages 19-21.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is set forth in "Note 9. Contingencies" of Notes to Condensed Consolidated Financial Statements on pages 16 through 19 hereof.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits:
            Instruments Defining Rights of Security Holders
      (4.1) Amendment No. 2 to the Rights Agreement, dated as of July 18, 2000, between IMS Health Incorporated and First Chicago Trust Company of
            New York
            Material Contracts
      10.1  IMS Health Incorporated U.S Executive Retirement Plan dated as of
            July 25, 2000
      27    Financial Data Schedules

      (b)   Reports on 8-K:

      The following reports on Form 8-K were filed during the quarter ended September 30, 2000:

A report on Form 8 K was filed on September 15, 2000 to present under Item 2, Acquisition or Disposition of Assets, a description of the Company's Spin-off of Synavant Inc. (the "Synavant Spin-off"); under Item 5, Other Events, the status of the Company's anticipated disposition of ERISCO Managed Care Technologies, Inc. to The TriZetto Group, Inc., and two smaller dispositions, and under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, Pro Forma Financial Information regarding the Synavant Spin-off.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             IMS Health Incorporated


                                        By:    /s/ James C. Malone
                                            ------------------------------------
Date: November 13, 2000                      James C. Malone
                                             Chief Financial Officer


                                               /s/ Wendy J. Timmins
                                            ------------------------------------
Date: November 13, 2000                      Wendy J. Timmins
                                             Vice President-Finance & Controller
                                             (Principal Accounting Officer)