Form 10-K405
period 2000-12-31
IMS HEALTH INC
filed 2001-03-30
CIK 1058083

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

       (MARK ONE)

       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO             .

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                             ON WHICH REGISTERED
             -------------------                            ---------------------
Common Stock, par value $.01 per share........             New York Stock Exchange
Preferred Stock Purchase Rights...............             New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of February 28, 2001, 294,170,502 shares of Common Stock of IMS Health Incorporated were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon its closing transaction price on the Composite Tape on such date) was approximately $7,910 million.

                                                                     (CONTINUED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1     --Business                                  Pages 1 to 13, "Financial Review" in the 2000 Annual
                                                       Report to Shareholders.

                                                       Pages 22 and 23, "Note 1. Basis of Presentation",
                                                       Pages 25 to 26, "Note 4. Investment in Gartner
                                                       Stock", Pages 27 to 29, "Note 7. Spin-Off of Synavant
                                                       Inc.", Pages 30 to 32, "Note 12. Investment in
                                                       TriZetto and Disposal of Erisco", Pages 45 to 47,
                                                       "Note 23. Operations by Business Segment" and Page
                                                       47, "Note 24. Discontinued Operations" to the
                                                       Consolidated Financial Statements in the 2000 Annual
                                                       Report to Shareholders.

Item 3     --Legal Proceedings                         Pages 42 to 44, "Note 21. Contingencies", of the
                                                       Notes to Consolidated Financial Statements in the
                                                       2000 Annual Report to Shareholders.

PART II

Item 5     --Market for the Registrant's Common        Page 13, "Financial Review", in the 2000 Annual
             Equity and Related Shareholder Matters    Report to Shareholders.

Item 6     --Selected Financial Data                   Page 49, "Five-Year Selected Financial Data", in the
                                                       2000 Annual Report to Shareholders.

Item 7     --Management's Discussion and Analysis of   Pages 1 to 13, "Financial Review", in the 2000 Annual
             Financial Condition and Results of        Report to Shareholders.
             Operations

Item 7A    --Quantitative and Qualitative Disclosure   Pages 10 and 11, "Financial Review", and pages 32 and
             About Market Risk                         33, "Note 14. Financial Instruments", of the Notes to
                                                       Consolidated Financial Statements, in the 2000 Annual
                                                       Report to Shareholders.

Item 8     --Financial Statements and Supplementary    Pages 15 to 49 of the 2000 Annual Report to
             Data                                      Shareholders.

PART III

Item 10    --Directors and Executive Officers of the   Section entitled "Proposal No. 1: Election of
             Registrant                                Directors" on pages 7 to 9 of the Company's
                                                       Definitive Proxy Statement (the "Proxy Statement")
                                                       relating to its Annual Meeting of Shareholders to be
                                                       held on May 3, 2001.

Item 11    --Executive Compensation                    Section entitled "Compensation of Executive Officers"
                                                       on pages 12 to 30 of the Proxy Statement.

Item 12    --Security Ownership of Certain Beneficial  Section entitled "Security Ownership of Management
             Owners and Management                     and Others" on pages 2 to 6 of the Proxy Statement.

Item 13    --Certain Relationships and Related         Sections entitled "Certain Transactions" on page 30
             Transactions                              and "Compensation of Executive Officers" on pages 28
                                                       and 29 of the Proxy Statement.

                            ------------------------

               The Index to Exhibits is located on Pages 27 to 31

                                     PART I

    As used in this report, except where the context indicates otherwise, the terms "Company" and "IMS Health" mean IMS Health Incorporated and all subsidiaries consolidated in the financial statements contained or incorporated by reference herein.

ITEM 1. BUSINESS

    IMS Health was incorporated under the laws of the State of Delaware on February 3, 1998. The Company began operating as an independent publicly-held company on July 1, 1998 as a result of its spin-off (the "Cognizant Spin-Off") from Cognizant Corporation ("Cognizant"). Cognizant subsequently changed its name to Nielsen Media Research, Inc. ("NMR"). (See Note 24 to the Consolidated Financial Statements in the 2000 Annual Report to Shareholders). Cognizant began operating as an independent publicly-held company on November 1, 1996 as a result of its spin-off (the "D&B Spin-Off") from The Dun & Bradstreet Corporation ("Dun & Bradstreet").

    IMS Health is the world's leading provider of information solutions to the pharmaceutical and healthcare industries. IMS Health operates in approximately 100 countries and its key products include:

    - Sales management information to optimize sales force productivity;

    - Market research for prescription and over-the-counter pharmaceutical products; and

    - Information Technology ("IT") application development, integration and management services.

During 2000, IMS Health consisted of:

1. The IMS Segment, a leading global provider of market information, sales management and decision-support services to the pharmaceutical and healthcare industries. The IMS Segment is managed on a global business model, with global leaders for the majority of its critical business processes.

2. The Cognizant Technology Solutions Segment ("CTS" or "CTS Segment"), which delivers high quality, cost-effective, full life cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. CTS's solutions include application development and integration, application management and re-engineering services. The CTS Segment represents IMS Health's ownership of 11,290,900 shares of the Class B common stock of Cognizant Technology Solutions Corporation (60.53% of all classes of Cognizant Technology Solutions Corporation's common shares outstanding as of December 31, 2000).

3.  The Transaction Businesses Segment, which includes:

    - Synavant, Inc. ("Synavant"), comprised of the pharmaceutical industry automated sales and marketing support businesses previously operated by IMS Health Strategic Technologies Inc., and certain other foreign subsidiaries of IMS Health; substantially all of IMS Health's interactive and direct marketing business, including the business of Clark
      O'Neill, Inc., which was a wholly-owned subsidiary of IMS Health; and a majority stake in a foreign joint venture (collectively, the "Synavant Business"). (See Notes 1 and 7 to the Consolidated Financial Statements in the 2000 Annual Report to Shareholders).

    - Erisco Managed Care Technologies, Inc. ("Erisco"), a leading supplier of software-based administrative and analytical solutions to the managed care industry. (See Notes 1 and 12 to the Consolidated Financial Statements in the 2000 Annual Report to Shareholders).

    - Three small non-strategic software companies.

    All prior year segment information has been reclassified to conform with the 2000 presentation.

    The Company spun-off the Synavant Business on August 31, 2000, by distributing the common stock of Synavant to IMS Health's shareholders (the "Synavant Spin-Off"). The Company sold Erisco to The TriZetto Group, Inc. ("TriZetto") and entered into a technology and data strategic alliance with TriZetto on October 3, 2000. The Company also divested or discontinued the three small non-strategic software businesses. Accordingly, as of December 31, 2000, all components of the Transaction Businesses Segment had been either spun-off, divested, or discontinued.

    In addition to these three segments, the Company has a Corporate unit which includes Enterprise Associates LLC ("Enterprises"), a venture capital unit focused on investments in emerging businesses; and an equity interest in TriZetto, consisting of 12,142,857 shares of TriZetto common stock, equivalent to 33.2% of all TriZetto common shares outstanding as of December, 31, 2000. The Company accounts for its interest in TriZetto on an equity basis. (See Note 23 to the Consolidated Financial Statements in the 2000 Annual Report to Shareholders).

    The Synavant Spin-Off and the sale of Erisco, together with the divestitures or discontinuation of the three small non-strategic software businesses, have resulted in a company concentrated on IMS Health's core data business of providing market information and decision support services to the pharmaceutical industry, together with CTS, Enterprises, and TriZetto. (See "Financial Review" in the 2000 Annual Report to Shareholders).

    On July 26, 1999, the Company completed a spin-off of the majority of its equity investment in Gartner, Inc. ("Gartner", formerly known as "Gartner Group, Inc.") to IMS Health shareholders. The Consolidated Financial Statements of the Company have been reclassified for all periods to reflect the Gartner equity investment as a discontinued operation. (See Note 4 and Note 24 to the Consolidated Financial Statements in the 2000 Annual Report to Shareholders).

IMS SEGMENT

    The IMS Segment provides sales management and market research information services to the pharmaceutical and healthcare industries worldwide. IMS provides information services covering approximately 100 countries and maintains offices in 74 countries on six continents, with 69% of total 2000 IMS Segment revenue generated outside the United States.

IMS SERVICES

    Sales management services represented 60% of the IMS Segment's worldwide revenue in 2000. Sales management services include sales territory reports, prescription tracking reports, and doctor profiling services. Sales management services are used principally by pharmaceutical manufacturers to measure and forecast the effectiveness and efficiency of sales representatives and to target the marketing and sales efforts of a client's sales force. They are also used by customers to compensate pharmaceutical sales forces.

    Sales management services are made available to clients and their sales representatives and management via hardcopy reports, CD-ROMs, software application tools, computer on-line services, Web-based access and magnetic media for use in client computer systems and IMS's customized electronic workstations. IMS's data delivery systems help clients to maximize efficiency by aiding in the setting of sales targets and calculation of sales commissions; giving fast access to sales data and permitting more sophisticated analyses; improving call reporting; and improving communication between sales management and their sales forces. In the United States, IMS has several customized client-server decision support systems that allow a client to store large amounts of data at its own site and integrate its own internal sales and marketing data with IMS data and other external data. IMS also provides clients with customized data warehouse tools and Web-based access capabilities. IMS's principal sales management services are as follows:

    - SALES TERRITORY REPORTING SERVICES. Sales territory reporting is the principal sales management service offered by IMS to its pharmaceutical clients. Sales territory reports can be precisely tailored for each client, and measure the sales of a client's own products and those of competitors within specified geographical configurations. These reports are designed to provide marketing and sales managers with a reliable measurement of each salesperson's activity and effectiveness in his or her sales territory, and therefore are used by clients, among other things, for determining sales force compensation. Data reported for multiple territories are used for applications such as resource allocation, territory alignment, market analyses and distribution management. Depending on the particular market, sales territory reports are available to clients on a weekly, monthly or quarterly basis. In the United States, sales territory reports from IMS's Drug Distribution Data-TM- ("DDD") service allow pharmaceutical clients to track the flow of their products and those of their competitors to various levels of geography and channels of distribution. The DDD database contains a virtual census of sales of pharmaceutical products through all distribution channels, including direct sales by pharmaceutical manufacturers and indirect sales through drug wholesalers, mail order distributors, warehousing chains and other market participants. IMS provides sales territory reporting services covering 45 countries.

    - PRESCRIPTION TRACKING REPORTING SERVICES. Prescription tracking reporting services are designed to monitor prescription activity and to track the movement of pharmaceutical products out of pharmacies. Prescription tracking services are used by pharmaceutical companies to facilitate product marketing at the prescriber level. In the United States and Canada, the Xponent-Registered Trademark- service monitors prescription activity at the retail pharmacy and mail order outlet level, and uses a patented statistical methodology to project the prescription activity of nearly one million individual prescribers on a monthly basis. Xponent is now also available in six European countries. The European Xponent database is built from prescription data collected from retail pharmacies and coding centers which are linked to the geographical area in which the prescription was written, and where permissible under local data privacy laws, to individual prescribers.

    - SELF-MEDICATION SERVICES. These services provide detailed product movement, market share and pricing information for over-the-counter personal care, patient care and nutritional products. IMS publishes self-medication reports covering 34 countries and provides related services. PharmaTrend-TM-, IMS Health's tracking service for over-the-counter pharmaceutical products, is available in 12 European countries

    Market research services represented approximately 36% of the IMS Segment's worldwide revenue in 2000. The principal market research services are multinational integrated analytical tools, and syndicated pharmaceutical, medical, hospital, promotional and prescription audits. Market research services are utilized by clients for various strategic purposes, including analyzing market shares, therapeutic prescribing trends and price movements at the national and sub-national levels. The information reported in these services is generated or derived from data collected primarily from pharmaceutical manufacturers, pharmaceutical wholesalers, pharmacies, hospitals and doctors. Market research services are delivered to clients via hardcopy reports, CD-ROMs, software application tools, computer on-line services, and magnetic media for use in client computer systems and IMS's customized electronic workstations. IMS's principal market research services are as follows:

    - IMS GLOBAL SERVICES. IMS's Global Services unit provides national level information services to pharmaceutical clients operating on a multinational level. Global Services' core service offering, MIDAS-TM-, is an on-line multinational integrated data analysis tool that harnesses IMS's worldwide databases and is used by the pharmaceutical industry to assess and utilize pharmaceutical information and trends in multiple markets. MIDAS gives clients on-line access to IMS-compiled pharmaceutical, medical, promotional and chemical data. Using MIDAS, clients are able to view information from the national databases compiled by IMS and produce statistical reports in the required format. IMS Global Services also publishes various in-depth reviews of the worldwide pharmaceutical marketplace and provides custom market research and strategic consultancy.

    - PHARMACEUTICAL AUDITS. These audits measure the sale of pharmaceutical products into pharmacies, supplemented in some countries by data collected from prescribing physicians, retail chains and discount stores. These audits contain data projected to national estimates, showing product sales by therapeutic class broken down by package size and dosage form. IMS publishes pharmaceutical audits covering 100 countries.

    - MEDICAL AUDITS. These audits are based on information collected from panels of practicing physicians and contain projected national estimates of the number of consultations for each diagnosed disease with details of the therapy prescribed. These audits also analyze the use physicians make of individual drugs by listing the diseases for which they are prescribed, the potential therapeutic action the physician is expecting, other drugs prescribed at the same time, and estimates of the total number of drugs used for each disease. IMS publishes medical audits covering 51 countries.

    - HOSPITAL AUDITS. These audits contain data projected to national estimates and show the sale of pharmaceutical products to hospitals by therapeutic class. Related reports provide audits of laboratory diagnostic supplies, hospital supplies, and hospital records. IMS publishes hospital audits covering 43 countries.

    - PROMOTIONAL AUDITS. These audits measure pharmaceutical promotion for a particular market, including sales-force promotion and journal and mail advertising, based on information received from panels of physicians and from monitoring medical journals and direct mail. IMS publishes promotional reports covering 21 countries.

    - PRESCRIPTION AUDITS. These audits analyze the rate at which drugs move out of the pharmacy and into the hands of the consumer, and measure both what is prescribed by physicians and what is actually dispensed at the pharmacy. IMS publishes prescription audits covering 15 countries.

    - OTHER MARKET RESEARCH REPORTS. These include managed care reports which offer an array of information to quantify the effects of managed care on the pharmaceutical and healthcare industry; personal care reports which measure the sale of healthcare accessories, wound care and dietetic aids; and reports on bulk chemical shipments and molecules for R&D. IMS has developed, in certain countries, disease and treatment information at the patient level (in which information is not identifiable to any individual patient) that gives participants in the healthcare industry new insights into the treatment of diseases. The availability, scope and frequency of the foregoing reports vary on a country-by-country basis.

    The remaining 4% of the IMS Segment's 2000 revenue was derived primarily through professional consulting, and research and development services. IMS provides pharmaceutical and other clients with a range of value-added services that are used (i) to study specific issues and trends in the pharmaceutical marketplace and the healthcare industry, (ii) to manage sales and marketing,
(iii) to evaluate the effectiveness of marketing programs, (iv) to analyze components of a product marketing program at any stage of its implementation, and (v) for consultancy in optimizing strategy, marketing programs and product commercialization. These services include:

    - PROFESSIONAL CONSULTING SERVICES. IMS's professional consulting services are provided to help clients analyze and evaluate market trends, strategies and tactics, and to assist in the development and implementation of customized software applications and data warehouse tools. In the United States, IMS's professional consulting services provide a wide range of custom market research, promotion optimization, promotion effectiveness, managed care and other advanced analytics services for the pharmaceutical and healthcare marketplace. The professional services consulting group also helps clients to design customized decision support systems based on a variety of cutting-edge technologies, for the purpose of leveraging IMS data more rapidly. Outside of the United States, consulting services are offered on a country-by-country basis.

    - RESEARCH AND DEVELOPMENT SERVICES. IMS's research and development services provide clients with information and workstation tools intended to improve the effectiveness and speed of clinical research and subsequent regulatory approvals. IMS's regulatory affairs database, IDRAC, covers the European Union, certain Eastern European countries, Japan and the United States, and guides users through the drug development and registration process.

IMS DATA SUPPLIERS

    Over the past four decades, IMS has developed strong relationships with its data suppliers in each market in which it operates. As the supply of pharmaceutical data is critical to IMS's business, IMS devotes significant human and financial resources to its data collection efforts, and in many cases has historical connections with the trade associations and professional associations involved. In the United States, IMS has been designated as a database licensee by the American Medical Association ("AMA") for use and sublicensing of the AMA's physician database.

IMS CUSTOMERS

    Sales to the pharmaceutical industry accounted for substantially all of the IMS Segment's revenue in 2000. All major pharmaceutical and biotechnology companies are customers of IMS, and many of the companies subscribe to reports and services in several countries. IMS's customer base is broad in scope and enables it to avoid dependence on any single customer. None of IMS's customers accounted for more than 10% of the Company's gross revenues in 2000.

IMS COMPETITION

    While no competitor provides the geographical reach or breadth of IMS's services, IMS generally competes in the countries in which it operates with other information services companies, as well as the in-house capabilities of its customers. Generally, competition has arisen on a country-by-country basis. In Europe, certain of IMS's services compete with those offered by competitors such as Cegedim in France and Germany, National Data Corporation in Germany and the United Kingdom, and AzyX Geopharma in Belgium, Germany and Portugal. In the United States, certain of IMS's sales management services, including its sales territory and prescription tracking reports, compete with the services of National Data Corporation. Service, quality, coverage and speed of delivery of information services and products are the principal differentiators in IMS's market.

IMS FOREIGN OPERATIONS

    As indicated above, IMS and its subsidiaries engage in a significant portion of their business outside of the United States. IMS provides information services covering approximately 100 countries and maintains offices in 74 countries on six continents, with 69% of total 2000 revenue generated outside the United States. IMS's foreign operations are subject to the usual risks inherent in carrying on business outside of the United States, including fluctuation in relative currency values, possible nationalization, expropriation, price controls and other restrictive government actions. IMS Health believes that the risk of nationalization or expropriation is reduced because its products are software, services and information, rather than the production of products that require manufacturing facilities or the use of natural resources.

IMS INTELLECTUAL PROPERTY

    IMS owns and controls a number of trade secrets, confidential information, trademarks, trade names, copyrights, patents and other intellectual property rights which, in the aggregate, are of material importance to its business. IMS owns two significant U.S. patents relating to its Xponent product, U.S. Patent Nos. 5,420,786 and 5,781,893, each having a remaining life of twelve years. IMS also has numerous trade secrets relating to data processing that are of material importance to its business. Management believes that the "IMS" name and related names, marks and logos are of material importance to IMS. IMS is licensed to use certain technology and other intellectual property rights owned and controlled by others, and similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by IMS. The technology and other intellectual property rights licensed by IMS are of importance to its business, although management of IMS believes that IMS's business, as a whole, is not dependent upon any one intellectual property or group of such properties.

    The names of IMS's and its subsidiaries' products and services referred to herein are trademarks, service marks, registered trademarks or registered service marks owned by or licensed to IMS or one of its subsidiaries.

IMS EMPLOYEES

    The IMS Segment had approximately 5,000 employees worldwide as of December 31, 2000. Almost all of these employees are full-time. None of the Company's U.S. employees is represented by a union. In Austria, Belgium, France, Germany, Italy, the Netherlands and Spain the Company has Works Councils, which are a legal requirement in those countries. The Company also has a European Works Council which is in compliance with European Union requirements. Management considers its relations with its employees to be good and to have been maintained in a normal and customary manner.

CTS SEGMENT

    The CTS Segment ("CTS") delivers high-quality, cost-effective, full life cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. CTS's solutions include application development and integration, application management, and re-engineering services.

    CTS markets and sells its technology consulting services directly through its professional staff, senior management and sales personnel.

    CTS provides professional services to its customers through an integrated business model. CTS's business model combines a technical and account management team located on-site at the customer location and eleven development centers located in India. To support this business model, CTS has recruited and trained in excess of 2,400 programmers in India. CTS has also put in place well developed facilities, technology and communications infrastructure. By basing CTS's technical operations in India, CTS has access to a large pool of skilled, English-speaking IT and Internet technology professionals. Such IT and Internet technology professionals service customers on a cost basis significantly lower than in developed countries. The main elements of the CTS solution, which CTS believes differentiates it from other IT service providers, include the following:

    - Established and scalable proprietary processes

    - Highly-skilled workforce

    - Research and development and competency centers

    Because most of CTS's programmers are trained in multiple technologies and architectures, CTS is able to react to customers' needs and quickly redeploy programmers to new technologies. To facilitate this ability, CTS has made a substantial investment in competency centers to leverage its knowledge base across the company. In addition, through its investment in research and development activities and the continuing education of technical personnel, CTS assures that its knowledge base and collective skill set keeps pace with emerging technologies. The ability to work in new technologies allows CTS to foster long-term relationships by addressing the needs of both its existing and new customers.

    CTS's extensive facilities, technology and communications infrastructure facilitates the seamless integration of its on-site and offshore workforces. This is accomplished by permitting team members in different locations to access common project information and to work directly on customer projects.

    By using the excess capacity of a customer's existing computing facilities during off-peak hours, CTS's offshore development centers can undertake additional projects without substantial customer investment in new hardware and software. In addition, for large projects with short time frames, CTS's offshore facilities allow for parallel processing of various development phases to accelerate delivery time.

CTS SERVICES

    - APPLICATION DEVELOPMENT AND INTEGRATION. Define requirements, write specifications and design, develop, test and integrate software across multiple platforms including internet technologies.

    - APPLICATION MANAGEMENT. Support some or all of a customer's applications, ensuring that systems remain operational and responsive to changing user requirements, and provide ongoing enhancement as required by the customer.

    - RE-ENGINEERING. Modify and test applications to enable systems to function in new operating environments.

CTS CUSTOMERS

    A significant portion of the gross revenues reported by Cognizant Technology Solutions Corporation ("CTS Corp.") is derived from services performed for IMS Health, primarily the IMS Segment. IMS Health eliminates these intracompany revenues in consolidation and excludes them from the reported CTS Segment results. The following discussion of CTS customers refers to the gross reported CTS Corp. results.

    CTS Corp. provided services to a total of 40, 57 and 90 customers in 1998, 1999 and 2000, respectively. During 1998, 1999 and 2000, CTS Corp.'s top five customers accounted for 61%, 57% and 40% of total CTS Corp. revenues, respectively. During 1998, 1999 and 2000, IMS Health and its subsidiaries accounted for 18%, 17% and 10% of revenues, respectively. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use CTS Corp.'s services in a subsequent year. CTS Corp.'s ten largest customers accounted for, in the aggregate, approximately 81%, 75% and 59% of CTS Corp.'s revenues in 1998, 1999 and 2000, respectively. In 1998, IMS Health, First Data Corporation and ACNielsen each accounted for more than 10% of revenue. In 1999, IMS Health and First Data Corporation each accounted for more than 10% of revenue. In 2000, IMS Health accounted for more than 10% of revenue. Approximately 44%, 16% and 0% of CTS Corp.'s revenues were derived from Year 2000 compliance services in 1998, 1999 and 2000, respectively. Application development services represented approximately 26%, 32% and 46% of CTS Corp.'s revenues in 1998, 1999 and 2000, respectively. Application maintenance services accounted for 21%, 44% and 47% of CTS revenues in 1998, 1999 and 2000, respectively.

CTS COMPETITION

    The IT services market includes a large number of participants, is subject to rapid change and is intensely competitive. This market includes participants from a variety of market segments, including:

    - systems integration firms;

    - contract programming companies;

    - application software companies;

    - Internet solutions providers;

    - the professional services groups of computer equipment companies;

    - facilities management and outsourcing companies; and

    - "Big Five" accounting firms.

    In certain markets in which CTS competes, there are no significant barriers to entry. Current and potential competitors may introduce new and more competitive services, make strategic acquisitions or establish cooperative relationships among themselves or with third parties. As a result, these competitors increase the ability of their services to address the needs of customers. Many of CTS's competitors have significantly greater financial, technical and marketing resources and greater name recognition than CTS. The principal competitive factors affecting the markets for CTS's services include: performance and reliability; quality of technical support, training and services; responsiveness to customer needs; reputation, experience and financial stability; and competitive pricing of services.

    CTS competes by offering: a well-developed recruiting, training and retention model; a successful service and delivery model; an excellent referral base; continual investment in process improvement and knowledge capture; investment in research and development; and continued focus on responsiveness to customer needs, quality of services, competitive prices, project management capabilities and technical expertise.

    In order to be successful in the future, CTS must continue to respond promptly and effectively to technological change and competitors' innovations. There can be no assurance that CTS will be able to compete successfully against current and future competitors. CTS's failure to successfully compete could have a material adverse effect upon its business, results of operations and financial condition.

CTS INTELLECTUAL PROPERTY

    CTS's consulting business includes the co-development, with the customer, of software applications and other technology deliverables. These include written specifications and documentation in connection with specific customer engagements. CTS's future success depends in part on its ability to protect its intellectual property rights. CTS presently holds no patents or registered copyrights. CTS relies upon a combination of copyright and trade secret laws, non-disclosure and other contractual arrangements and various security measures to protect its intellectual property rights. India is a member of the Berne Convention, and has agreed to recognize protections on copyrights conferred under the laws of foreign countries, including the laws of the United States. CTS believes that laws, rules, regulations and treaties in effect in the United States and India are adequate to protect it from misappropriation or unauthorized use of the CTS's copyrights. However, there can be no assurance that such laws will not change and, in particular, that the laws of India will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the United States. There can be no assurance that the steps taken by CTS to protect its intellectual property rights will be adequate to deter misappropriation of any of CTS's intellectual property, or that CTS will be able to detect unauthorized use and take appropriate steps to enforce CTS's rights.

    Pursuant to the License Agreement between CTS and IMS Health, all rights to the "Cognizant" name and certain related trade and service marks were transferred to CTS in July, 1998.

CTS EMPLOYEES

    At December 31, 2000, CTS employed approximately 631 persons on a full-time basis in its North American headquarters and satellite offices and on-site North American customer locations. CTS also employed approximately 117 persons on a full-time basis in its European satellite office and on-site European customer locations and approximately 2,416 persons on a full-time basis in its offshore software development centers in India. None of CTS's employees is subject to a collective bargaining arrangement. CTS considers its relations with employees to be good.

TRANSACTION BUSINESSES SEGMENT

SYNAVANT

    Synavant was spun off from IMS Health on August 31, 2000. (See Note 7 to the Consolidated Financial Statements in the 2000 Annual Report to Shareholders). The following reflects the business up to the date of the Synavant Spin-Off:

PHARMACEUTICAL RELATIONSHIP MANAGEMENT

    Synavant provides sales and marketing effectiveness applications which can be integrated with client-critical databases to provide customer and business insights. Synavant configures solutions for clients' sales and marketing teams, which include, among other things, supporting desktop, laptop, handheld PC, and paper systems, linked to client companies' databases as required. More than 40,000 pharmaceutical sales and marketing representatives and executives worldwide rely on Synavant's solutions to make critical decisions on a daily basis. Synavant's solutions increase pharmaceutical sales-force performance and productivity by providing access to up-to-the-minute profiling, targeting, activity reporting, team selling and sample management information.

    In response to the unique demands of the pharmaceutical industry's customer relationship management ("CRM") systems, Synavant created an advanced approach to CRM adapted specifically for the pharmaceutical industry, which it calls Pharmaceutical Relationship Management ("PRM").

SYNAVANT PHARMACEUTICAL RELATIONSHIP MANAGEMENT PRODUCTS AND SERVICES

    Cornerstone-TM- is a flexible, Windows-based, PRM system used by pharmaceutical field sales representatives, district managers and headquarters executives to access mission-critical sales and marketing, contact and territory information via desktop, laptop or handheld PC's. Cornerstone's applications include managing business opportunities and projects such as product launch programs and formulary placement opportunities. Cornerstone can quickly generate standard and customized reports, such as weekly activity summary reports, division reports and product launch reports. It also provides fast updating of customer activities. Cornerstone's MarketViews allows access to pharmaceutical databases, which can be configured to deliver customized sales summaries by territory, district and physician.

    Premiere(SM) is a Windows-based, PRM system similar to Cornerstone with a substantial user base in Europe, Brazil, Canada and Asia/Pacific. Core data can be drawn from various sources and tailored by country, region, department or individual user. Its unique application generators and builders are used to customize and modify the system to a company's specific requirements quickly and without the need for re-programming. Sales and marketing professionals at every level of an organization can use Premiere to develop marketing strategies, allocate and coordinate sales and marketing resources, track competitive activity, and plan, monitor and evaluate sales and marketing activity. Up-to-the minute integration to pharmaceutical sales forces and marketing by Premiere enables faster and better informed sales and marketing decisions, enhancing return-on-investment in pharmaceutical relationship activities.

    Based upon the number of world-wide installations referenced below, Synavant is a market leader in applications for a variety of hand-held PC ("HPC") devices that offer greater portability in developed markets and a low-cost entry strategy into sales-force activity management in emerging markets. Over 10,000 HPC device users are customers of Synavant's applications. Synavant's latest HPC product, PhasTrak Standalone Handheld Solution, combines the power and robustness of the Cornerstone backend system with the speed and agility of a hand-held device. PhasTrak is a standalone solution that helps sales representatives improve call quality. Its relational database integrates sales information with call information, giving representatives a clearer, more powerful view of each account at the point of contact. PhasTrak also provides complete electronic sample signature capture as part of a total Prescription Drug Marketing Act compliance solution. PhasTrak is powered by Windows CE and is available for HPC size units. If contracted by the customer, Synavant will sell the HPC device as part of the total customer solution.

    Synavant also provides services from Pharbase(SM), the industry-leading (based upon number of licensed customers) reference medical database used in pharmaceutical sales and marketing in the following countries: United Kingdom, France, Italy, the Netherlands, Spain, Canada, Belgium, Luxembourg, Austria, Australia, Germany and the Philippines. Pharbase(SM) is a syndicated database which is updated and validated daily by a team of operators in each country, providing a level of accuracy that cannot be achieved by in-house databases. The extensive customer and industry information within Pharbase underpins all sales and marketing activities and can be integrated with other internal, external or third-party information to create an information solution tailored to the individual needs of each customer. Insights from such information help improve sales and marketing productivity by enhancing sales and marketing targeting and customer relationship management activities.

    Synavant provides advanced Business Intelligence solutions, Analyzer and PharmaLyst, that work with integrated PRM databases and prescriber-level data to give field and head office managers new, actionable insights into their business. Through the use of these systems, customers can identify trends and exceptions in call activity, benchmark sales and marketing performance by product, market, or physician specialty, compare territory performance, track call activity and sales and marketing by prescriber segment, and measure the impact of promotions, sample activities, or other initiatives.

    Through its strategic alliance with Siebel Systems, Inc. ("Siebel"), Synavant will offer the Siebel products as part of the PRM solution offering. While the sale and support of Cornerstone, Premiere and Phastrak products will continue to be offered (see below), it is the intent of Synavant to ultimately migrate its current customer base to Siebel products as appropriate to customer needs. (See Note 6 to the Consolidated Financial Statements in the 2000 Annual Report to Shareholders).

    Synavant also offers an extensive suite of consulting, support, training, and systems management services as part of the overall solution represented by PRM. Synavant offers its customers total systems support, becoming an extension of its customers' own IT support services. These services include help desk, educational, implementation, PC staging and delivery, repair, telecommunications, and complete systems outsourcing services.

    Synavant Professional Services serves as an adjunct to the pharmaceutical company's field support services for business operations and provides project management, new hire training, field systems rollout, and analytical and reporting services based on daily operational data to improve field force operational efficiency and effectiveness. Synavant also provides data integration management, integrating data from sales and marketing, IMS Health, and client databases to provide advanced decision support and reporting for its customers.

SYNAVANT INTERACTIVE MARKETING SERVICES

    Synavant's interactive marketing services include prescription and OTC sample distribution to physicians, pharmaceutical field sales force support services, publication circulation management, direct mail, telemarketing projects utilizing its staff of physicians and other healthcare professionals, product recall and return goods services and other customized promotion programs. In support of its sampling services, Synavant maintains a 180,000 square foot facility that meets the strict requirements of the FDA for storage and repackaging of prescription drugs. Synavant maintains licenses and registrations where required and distributes patient starter samples to physicians throughout the United States. Direct mail marketing services are also provided across Europe and in Canada and Australia. In the United States, Synavant has been designated as a database licensee by the American Medical Association ("AMA") for use and sublicensing of the AMA's physician database.

    Through an arrangement with the Company, Synavant has instant access to the leading (based on the number of sales representatives that use it as a targeting tool) physician prescribing database, Xponent-TM-. This access enables Synavant to provide unique services to its clients that set the standard for targeting of marketing programs to the physician's community.

SYNAVANT FOREIGN OPERATIONS

    As indicated above, Synavant and its subsidiaries engage in a significant portion of their business outside of the United States. Synavant's foreign operations are subject to the usual risks inherent in carrying on business outside of the United States, including fluctuation in relative currency values, possible nationalization, expropriation, price controls and other restrictive government actions. Synavant believes that the risk of nationalization or expropriation is reduced because its products are software, services and information, rather than the production of products that require manufacturing facilities or the use of natural resources.

INTELLECTUAL PROPERTY

    Synavant owns and controls a number of trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights which, in the aggregate, are of material importance to its business. Management believes that the "Synavant" name and related names, marks and logos are of material importance to Synavant. Synavant is licensed to use certain technology and other intellectual property rights owned and controlled by others, and similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by Synavant. The names of Synavant's and its subsidiaries' products and services referred to herein are trademarks, service marks, registered trademarks or registered service marks owned by or licensed to Synavant or one of its subsidiaries.

CUSTOMERS

    Sales to the pharmaceutical industry accounted for substantially all of Synavant's revenue in 2000. Substantially all major pharmaceutical companies are customers of Synavant, and many of the companies use Synavant's products and subscribe to its services in several countries. Synavant's customer base is broad in scope and enables it to avoid dependence on any single customer. None of Synavant's customers accounted for more than 10% of its gross revenues in 2000, 1999 or 1998.

COMPETITION

    Synavant has competition from other automated sales support technology companies that offer sales force automation solutions and enterprise-wide solutions in some of the countries in which it operates, as well as competition from the in-house capabilities of its customers. Synavant also faces competition from many vendors that market and sell sales force automation solutions in the consumer packaged goods industry. In addition, Synavant competes with various companies that provide support and Interactive Marketing services similar to its services. Generally, competition has arisen on a country-by-country basis. For example, in the United States, certain Synavant products and services, including its Cornerstone product and Siebel products, compete with the products and services of Dendrite International Inc. ("Dendrite"), and in Europe, certain Synavant products and services, including its Premiere product and Siebel products, compete with the products and services of Cegedim, as well as Dendrite. Quality, completeness and speed of delivery of information services and products are the principal methods of competition in Synavant's market.

SYNAVANT EMPLOYEES

    As of August 31, 2000, Synavant had approximately 1,400 employees in approximately 20 countries. Of these, approximately 500 are located in the United States, and none of these are represented by labor unions. In the Netherlands, Italy, Belgium and Germany, Synavant has Works Councils, which are a legal requirement in those countries. Synavant has also established a European Works Council as required under European Union regulations.

Synavant believes that, generally, relations with its employees are good and have been maintained in a normal and customary manner.

ERISCO

    Erisco was sold to TriZetto on October 3, 2000. (See Note 12 to the Consolidated Financial Statements in the 2000 Annual Report to Shareholders). From October 4, 2000 the results of Erisco have been included in the results of TriZetto.

    Erisco is a leading provider of application software and services to the healthcare industry, and has been for more than two decades. Erisco's legacy system solutions, ClaimFacts-Registered Trademark- and
GroupFacts-Registered Trademark-, were designed to help indemnity insurance carriers, third party administrators and self-administered corporations manage the administration of group health and life insurance products.

    Erisco's primary offering is Facets-Registered Trademark-, a client/server system which integrates advanced technology with clinical information to help managed care organizations ("MCOs") provide high-quality, cost-effective solutions in their marketplace. Primary markets include health maintenance organizations, preferred provider organizations, Blue Cross/Blue Shield organizations, managed-indemnity carriers and specialized MCOs.

    Erisco also extends its Facets business solution through a service bureau offering for low-volume customers, and through alliances with strategic partners for systems integration and implementation consulting.

    Within the high-growth managed care industry, Erisco competes with other information systems vendors including Computer Sciences Corporation, Health Systems Design and Quality Care Solutions, Inc. Competition is principally based on company reputation, system functionality and technology, and ease of use and service. Essentially all of Erisco's revenue in 2000, 1999 and 1998 was generated in the United States. Erisco had approximately 327 employees as of October 3, 2000.

CORPORATE

    IMS Health currently maintains its corporate center in Westport, Connecticut. Other components of the Corporate unit are:

ENTERPRISES

    Enterprises invests in venture capital funds that invest in emerging businesses, with an emphasis on information technology and the healthcare information industry. It has invested as a limited partner in Information Partners Capital Fund, Information Associates, L.P. and Information Associates II, L.P., all of which are venture capital limited partnerships. Enterprises also has a limited number of direct investments.

TRIZETTO

    The Company owns 12,142,857 of the common shares of TriZetto, which it received as consideration for the sale of Erisco to TriZetto on October 3, 2000. IMS's ownership interest in TriZetto represented 33.2% of the outstanding shares of TriZetto as of December 31, 2000.

    TriZetto is an information technology and services company focused on the healthcare industry. The company hosts and licenses software and provides e-business platforms, serving approximately 600 customers with more than 90 million enrollees. TriZetto's application service provider (ASP) unit hosts a broad selection of applications from multiple vendors for a predictable monthly fee. All of TriZetto's ASP offerings are configured for use over the Internet. TriZetto's HealthWeb-Registered Trademark- technology allows all healthcare participants--health plans, providers, employers and members--to exchange information and conduct business over the Internet. HealthEWare-TM-, the software engines unit, develops and licenses premium Erisco and Resource Information Management Systems, Inc. ("RIMS") applications for payers and benefits administrators.

    IMS accounts for its ownership interest in TriZetto under the equity method.

           RELATIONSHIPS BETWEEN IMS HEALTH AND SYNAVANT, IMS HEALTH AND NMR AND AMONG IMS HEALTH, DUN & BRADSTREET AND ACNIELSEN

SYNAVANT SPIN-OFF (2000)

    Prior to the Synavant Spin-Off, IMS Health and Synavant entered into certain agreements governing their relationship subsequent to the Synavant Spin-Off and providing for the allocation of certain liabilities and obligations arising from periods prior to the Synavant Spin-Off, including those obligations and liabilities that arose in connection with the D&B Spin-Off. The following descriptions summarize certain terms of such agreements, but are qualified by reference to the texts of such agreements, which are incorporated by reference to the Exhibits to this Form 10-K.

    SYNAVANT DISTRIBUTION AGREEMENT. IMS Health and Synavant entered into a Distribution Agreement (the "Synavant Distribution Agreement"), providing for, among other things, certain corporate transactions required to effect the Synavant Spin-Off and other arrangements between IMS Health and Synavant subsequent to the Distribution. In particular, the Synavant Distribution Agreement defines the assets, liabilities and contractual relationships which were allocated to and assumed by Synavant and those that remained with IMS Health. This included IMS Health's agreement to indemnify Synavant with respect to certain contingent liabilities and to provide credit support to Synavant through August 31, 2001.

    In addition to the Distribution Agreement, IMS Health and Synavant also entered into other agreements governing the relationship between IMS Health and Synavant. These include two Data Rights Agreements, a Tax Allocation Agreement and an Employee Benefits Agreement, each of which is described below, as well as a Data and Telecommunications Service Agreement, certain sublease arrangements, a Corporate Services Agreement, Shared Transaction Services Agreements, an Information Service Agreement and certain credit support arrangements. After the date of the Synavant Spin-Off (the "Synavant Spin-Off Date"), there were individuals on the Boards of Directors of IMS Health and Synavant who were also serving on the Board of Directors of the other company.

    SYNAVANT DATA RIGHTS AGREEMENTS. Pursuant to the Xponent Data License Agreement, IMS Health granted to Synavant a non-transferable and non-exclusive license to use IMS Health's Xponent data solely for the purpose of
(i) selecting a list of doctors to whom its healthcare company clients can send proprietary materials, (ii) providing its single source sampling products to pharmaceutical clients, (iii) providing data to publishers of journals or other media for the purpose of determining advertising, and (iv) selecting doctors to whom its pharmaceutical clients can send certain drug samples. Pursuant to the Pharbase Cross License Agreement, Synavant granted to IMS Health a worldwide, perpetual, non-transferable and non-exclusive license to use all Synavant data (including Pharbase) in order to (i) update its prescriber databases,
(ii) update its sales, prescription and market research databases, and
(iii) create derivative works from such databases in connection with the delivery of services to its clients. IMS Health granted to Synavant a non-transferable and non-exclusive license to certain IMS Health data to be used solely to update its Pharbase database. Both parties agreed not to use certain data in products delivered to certain competitors of the other party.

    SYNAVANT TAX ALLOCATION AGREEMENT. IMS Health and Synavant entered into a Tax Allocation Agreement under which IMS Health agreed to pay any taxes, or receive any refunds or credits of taxes, shown as due on a U.S. federal, state or local income or franchise tax return for a taxable period beginning prior to August 31, 2000, the Synavant Spin-Off Date (including the current taxable period to the extent such taxes, refunds or credits are attributable to the portion of such taxable period up to and including Synavant Spin-Off Date). All taxes other than U.S. federal, state and local income and franchise taxes will be the responsibility of Synavant if they are attributable to the Synavant Business and of IMS Health if they are attributable to all other businesses of IMS Health (the "IMS Health Business"). For taxable periods beginning on or after Synavant Spin-Off Date (and the portion of the current taxable period beginning after Synavant Spin-Off Date), Synavant and IMS Health agreed to be responsible for their own taxes.

    SYNAVANT EMPLOYEE BENEFITS AGREEMENT. IMS Health and Synavant entered into an Employee Benefits Agreement which allocated responsibility with respect to certain employee benefit plans and other employment-related matters on and after August 1, 2000. Among other things, the Synavant Employee Benefits Agreement requires IMS Health to continue to sponsor its current qualified and non-qualified defined benefit pension plans, qualified and non-qualified defined contribution savings plans and welfare plans for the benefit of employees and former employees of the IMS Health Business. IMS Health will retain all assets and liabilities relating to its defined benefit plans, including those relating to benefits accrued by Synavant employees through July 31, 2000. As of August 1, 2000, Synavant shall maintain qualified and non-qualified defined contribution savings plans and welfare plans for the benefit of current and former employees of the Synavant Business. With respect to equity based plans, all awards were adjusted or converted so that IMS Health employee awards and Synavant employee awards related solely to their respective company stock and so that the value of the awards were preserved.

COGNIZANT SPIN-OFF (1998)

    Prior to the Cognizant Spin-Off, IMS Health and Cognizant (now NMR) entered into certain agreements governing their relationship subsequent to the Cognizant Spin-Off and providing for the allocation of certain liabilities and obligations arising from periods prior to the Cognizant Spin-Off, including those obligations and liabilities that arose in connection with the D&B Spin-Off. The following descriptions summarize certain terms of such agreements, but are qualified by reference to the texts of such agreements, which are incorporated by reference to the Exhibits to this Form 10-K.

    COGNIZANT DISTRIBUTION AGREEMENT. NMR and IMS Health entered into a Distribution Agreement (the "Cognizant Distribution Agreement") providing for, among other things, assumption of liabilities and cross indemnities designed to allocate generally, effective as of the date of the Cognizant Spin-Off, financial responsibility for (i) the liabilities arising out of or in connection with Cognizant's businesses (i.e. NMR) and certain other specified liabilities to NMR and (ii) all other liabilities to IMS Health. Pursuant to the terms of the Distribution Agreement (the "D&B Distribution Agreement") among Cognizant, Dun & Bradstreet and ACNielsen Corporation ("ACNielsen"), as a condition to the Cognizant Spin-Off, IMS Health and NMR were required to and did undertake to be jointly and severally liable to Dun & Bradstreet and ACNielsen for any Cognizant liabilities arising thereunder. The Cognizant Distribution Agreement allocates between IMS Health and NMR the financial responsibility for such liabilities, including contingent liabilities related to certain prior business transactions and certain liabilities to Dun & Bradstreet that may arise in connection with the D&B Spin-Off. (See Note 21 to the Consolidated Financial Statements in the 2000 Annual Report to Shareholders).

    COGNIZANT TAX ALLOCATION AGREEMENT. NMR and IMS Health entered into a Tax Allocation Agreement under which IMS Health agreed to pay any taxes, or receive any refunds or credits of taxes, shown as due on a U.S. federal, state or local income or franchise tax return for a taxable period beginning prior to the date of the Cognizant Spin-Off. Any subsequent adjustment of such taxes will be allocated to IMS Health if such adjustment relates to IMS Health's business and to NMR if such adjustment relates to the NMR business, except that any adjustment of such taxes attributable to tax items or positions initially determined by NMR's corporate office will be allocated to IMS Health. All taxes other than U.S. federal, state and local income and franchise taxes will be the responsibility of IMS Health if they are attributable to IMS Health's business and of NMR if they are attributable to NMR's business. For taxable periods beginning on or after the date of the Cognizant Spin-Off, IMS Health and NMR will be responsible for their own taxes.

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

    D&B DISTRIBUTION AGREEMENT. Dun & Bradstreet, Cognizant and ACNielsen entered into the D&B Distribution Agreement providing for, among other things, assumptions of liabilities and cross indemnities designed generally to allocate to Dun & Bradstreet, effective as of November 1, 1996 (the "D&B Spin-Off Date"), financial responsibility for all liabilities of Dun & Bradstreet, except for certain liabilities arising out of or in connection with the businesses that became part of Cognizant or ACNielsen as a result of the D&B Spin-Off. Similarly, the D&B Distribution Agreement provided for the allocation generally to Dun & Bradstreet of the financial responsibility for the liabilities arising out of or in connection with then-former businesses, including those formerly conducted by or associated with Cognizant or ACNielsen, provided that liabilities related to certain prior business transactions were allocated to Cognizant if such liabilities exceed certain specified amounts. (See Note 21 to the Consolidated Financial Statements in the 2000 Annual Report to Shareholders).

    D&B TAX ALLOCATION AGREEMENT. Dun & Bradstreet, Cognizant and ACNielsen entered into a Tax Allocation Agreement (the "1996 Tax Allocation Agreement"). Except as otherwise provided in the D&B Distribution Agreement, the D&B Tax Allocation Agreement provided, among other things, that Dun & Bradstreet must pay Dun & Bradstreet's entire consolidated tax liability for the tax years that Cognizant and ACNielsen were included in Dun & Bradstreet's consolidated Federal income tax return. For periods prior to the D&B Spin-Off, Dun & Bradstreet is generally liable for state and local taxes measured by income or imposed in lieu of income taxes. The D&B Tax Allocation Agreement allocated liability to Dun & Bradstreet, Cognizant and ACNielsen for their respective shares of other state and local taxes, as well as any foreign taxes attributable to periods prior to the D&B Spin-Off.

    INDEMNITY AND JOINT DEFENSE AGREEMENT ("IJDA"). Under the IJDA, ACNielsen assumed exclusive liability for the Information Resources Litigation, discussed in Note 21 to the Consolidated Financial Statements in the 2000 Annual Report to Shareholders, up to a specified amount (the "ACN Maximum Amount"), which is to be calculated at the time such liabilities, if any, become payable, and that Cognizant and Dun & Bradstreet will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval) and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

    From time to time, information and statements provided by the Company may contain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. The Company cautions shareholders and investors that actual results may differ materially from those projected or suggested in any forward-looking statement as a result of a wide variety of factors, including but not limited to the factors set forth below and under the caption "Forward Looking Statements" in the Company's 2000 Annual Report to Shareholders, which is incorporated herein by reference:

    - Results could be affected by the costs and other effects of litigation and other contingencies involving the Company. In particular, management of the Company is unable to predict at this time the final outcome of the Information Resources Litigation, the Matters before the European Commission and the D&B Tax Matters described in Note 21 to the Consolidated Financial Statements in the 2000 Annual Report to Shareholders, or whether the resolution of these matters could materially affect the Company's results of operations, cash flows or financial position.

    - The Company operates globally, deriving 54% of its $1,424,359 in revenue from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar-denominated operating results. Emerging markets currencies tend to be considerably less stable than in established markets, which may further contribute to volatility in operating results. In addition, the Company is subject to the usual risks inherent in carrying on business in certain countries outside the United

      States, including possible nationalization, expropriation, price controls or other restrictive government actions. Management believes that the risk of nationalization or expropriation is reduced because its basic service is the delivery of information, rather than the production of products which require manufacturing facilities or use of natural resources.

    - The Company competes in businesses which demand or sell sophisticated information systems, software and other technology, including the technology utilized to deliver products and services. The types of systems which the Company's businesses require or sell can be expected to be subject to refinements, some of which may be major, as such systems and underlying technologies are upgraded or advanced or new technologies are introduced. There can be no guarantee that as various systems and technologies become outdated, the Company will be able to replace them, to replace them as quickly as the Company's competition or develop and market new and better products and services and technology in the future on time and on a cost-effective basis. Further there can be no guarantee regarding the degree and rate which customers will adopt new technologies or products that may result in the Company not achieving the benefits that might have been anticipated from such new technologies or products.

    - Currently, the Company's assets include a majority interest in CTS consisting of 11,290,900 shares of CTS Class B common stock, (representing 60.53% of the outstanding shares of all classes of CTS common stock at December 31, 2000); an equity investment in Gartner (which at December 31, 2000 consisted of 6,597,262 shares of Gartner Class A common stock representing 7.6% of the outstanding shares of all classes of Gartner common stock); and an equity investment in TriZetto consisting of 12,142,857 shares of TriZetto common stock, which represented 33.2% of the outstanding shares of TriZetto common stock; as well as, directly or through its investment in various limited partnerships, shares of various other companies, both public and private. In addition, the Company may decide, or in the case of certain venture capital investments may be obligated, to make future investments. Variations will occur in the market value of the Company's securities, and such variations may have an impact on the trading price of the Company's Common Stock. The results of operations of CTS, Gartner and TriZetto may be subject to the various factors described in their respective reports filed with the SEC from time to time. Declines in the values of the Company's CTS, Gartner and TriZetto investments, which the Company determines to be other than temporary, will have an impact on the Company's operating results in the period in which such determination is made.

    - A number of countries in which the Company operates have enacted regulations limiting the prices pharmaceutical companies may charge for drugs. The Company believes that such cost containment measures will cause pharmaceutical companies to seek more effective means of marketing their products (which will benefit the Company in the medium and long term). However, such governmental regulation may cause pharmaceutical companies to revise or reduce their marketing programs in the near term.

    - Certain of the data services provided by the Company relate to the diagnosis and treatment of disease, including prescription data. The use of anonymized patient-specific information is anticipated to be an increasingly important tool in the design, development and marketing of pharmaceuticals. Recently, there have been a number of regulatory and legislative initiatives in the area of medical privacy at the federal, state and foreign government levels. Most of these initiatives seek to place restrictions on the use and disclosure of patient-identifiable information without consent and, in some cases, seek to extend restrictions to non-patient-identifiable information or the process of anonymizing data. In addition, there are initiatives that seek to restrict access to this information to non-commercial uses. To protect privacy, no individual patient is identified in any IMS database so that many of these initiatives would not apply to the Company's business. However, there can be no assurance that these initiatives or future initiatives would not adversely affect the Company's ability to generate or assemble data or to develop or market current or future products or services.

    - An important aspect of the Company's business strategy has in the past been growth through acquisitions or joint ventures, and, although the Company expects to continue to pursue acquisitions and joint ventures, there can be no assurance that management of the Company will be able to identify and consummate acquisitions or joint ventures on satisfactory terms. Furthermore, every acquisition or joint venture will entail some degree of uncertainty and risk, and even if consummated, may not produce the operating results or increases in value over time which were expected at the time of acquisition or joint venture.

    - Each of the Company's businesses is subject to significant or potential competition, which is likely to intensify in the future.

    - The Company's results could be adversely affected by general or specific weakening of economic conditions, including weak economic conditions in the pharmaceutical, healthcare, information technology or other industries in which the Company's customers operate.

    The names of the Company's products used in this report are trademarks or registered trademarks of IMS Health Incorporated or one of its subsidiaries.

ITEM 2. PROPERTIES

    The principal properties of the Company as at December 31, 2000 are set forth below.

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

    IMS SEGMENT

    Owned properties located within the United States include three facilities. The properties are located in Totowa, New Jersey, and Plymouth Meeting and West Norriton, Pennsylvania.

    Owned properties located outside the United States include: one property in each of Buenos Aires, Argentina; Crows Nest, Australia; Brussels, Belgium; Santiago, Chile; Lisbon, Portugal; Caracas, Venezuela; and London, Stanmore and Pinner, England.

    The operations of the IMS Segment are also conducted from seven leased offices located throughout the United States and eighty-four non-United States locations.

    CTS SEGMENT

    Headquartered in Teaneck, New Jersey, operations are conducted from eight leased office locations in the United States and fifteen non-United States locations.

ITEM 3. LEGAL PROCEEDINGS

    Reference is made to "Note 21. Contingencies" of the Notes to the Consolidated Financial Statements on pages 42 to 44 of the 2000 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT*

    Officers are appointed by the Board of Directors to hold office until their respective successors are chosen and qualified. Listed below are the executive officers of the registrant at March 15, 2001 and brief summaries of their business experience during the past five years.

NAME                                                                  TITLE                         AGE
----                                                                  -----                       --------
David M. Thomas................................  Chairman and Chief Executive Officer**              51
Gilles Pajot...................................  Executive Vice President**                          51
Gary W. Noon...................................  President, IMS Health North America                 47
James C. Malone................................  Chief Financial Officer                             52
Robert H. Steinfeld............................  Senior Vice President, General Counsel and          47
                                                 Corporate Secretary
Matthew L. Friedman............................  Vice President and Treasurer                        43
Wendy J. Timmins...............................  Vice President, Controller                          38

------------------------

* Set forth as a separate item pursuant to Items 401(b) and (e) of Regulation S-K.

**  Member of the Board of Directors.

    Mr. Thomas was appointed Chairman and Chief Executive Officer of IMS Health in November, 2000. Prior to that, he was Senior Vice President/Group Executive at IBM, responsible for the global Personal Systems Group, from January, 1998 to September, 2000. Mr. Thomas also was a member of the IBM Corporate Executive Committee, which oversees all IBM operations worldwide. Joining IBM in 1972, Mr. Thomas held progressively responsible executive positions at the company, including General Manager, IBM North America from October, 1995 to January, 1996, and General Manager, Global Industries from January, 1996 to January, 1998.

    Mr. Pajot was appointed Executive Vice President of IMS Health in November, 2000. He joined the Company as president of IMS Health Europe Region in December, 1997. Previously, Mr. Pajot worked for 20 years with Pharmacia & Upjohn and its predecessor company, serving as Senior Vice President at Pharmacia from July, 1997 to December, 1997, with responsibility for global restructuring initiatives following the 1995 merger of Pharmacia and Upjohn. From November, 1995 to July, 1997, he was Senior Vice President, President-Market Region Europe, responsible for the planning phase of global integration of the two companies. Prior to that, he served as Executive Vice President, Worldwide Pharmacia AB from September, 1994 to November, 1995.

    Mr. Noon was appointed President of IMS Health North America in November, 2000. Previously, he was Vice President, Global Marketing for Pfizer/Warner Lambert, a position he held since September, 1999. Mr. Noon was Founder and Managing Director of U.K.-based Practice Resource Systems (PRS) from April, 1996 to September, 1999, where he developed a clinical information system to integrate data across physician, pharmacy and hospital settings. From 1991 to 1995, Mr. Noon held a series of progressively responsible executive positions at GlaxoWellcome, including UK Integration Executive for the International
Business & Commercial Development Task Force from March, 1995 to October, 1995 and Regional Director, Wellcome Pharmaceutical U.K. and Northern Europe from November, 1994 to March, 1995.

    Mr. Malone was appointed Chief Financial Officer in April, 2000, having served as Acting CFO since December, 1999. He had been named Senior Vice President--Finance and Controller of IMS Health in July, 1998. Prior to that, Mr. Malone served as Senior Vice President--Finance and Controller of Cognizant Corporation from December, 1996 to July, 1998 and Vice President--Finance and Controller from September, 1996 to December, 1996. From February, 1995 to December, 1996, he was Assistant Vice President and Leader--North American Shared Transaction Services Center for Cognizant Corporation.

    Mr. Steinfeld was appointed Senior Vice President, General Counsel and Corporate Secretary in November, 2000. He was appointed Vice President, Taxes in April, 1998, and named Senior Vice President, Tax and Corporate Development in October, 2000. Mr. Steinfeld joined Cognizant Corporation in February, 1997 as Director of Taxes. Previously, he was Vice President, Taxation at Ultramar Corporation, a multinational petroleum refining and marketing company, from September, 1993 to February, 1997. From 1991 to 1993, he served as Vice President, Taxes, at GAF Corporation and its publicly traded subsidiary, International Specialty Products, Inc. Prior to that, Mr. Steinfeld was a Partner and Chairman of the Tax Department at the law firm of Webster & Sheffield.

    Mr. Friedman was appointed Vice President and Treasurer of the Company in February, 1999, having served as Interim Treasurer since July, 1998. Previously, he was Assistant Treasurer of Cognizant Corporation from May, 1996 to June, 1998. Prior to that, he served as Director--International Finance for Dun & Bradstreet from December, 1994 to May, 1996.

    Ms. Timmins was named Vice President, Controller of the Company in October, 2000, having served as Director, Financial Planning and Analysis since October, 1998. Prior to that, she was Controller of Walsh International Inc., a developer of salesforce automation systems that was acquired by IMS Health in 1998.
Ms. Timmins was named to that position in June, 1996. From May, 1994 to June, 1996, she was Senior Financial Analyst of Walsh International and Source Informatics.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    Information in response to this Item is set forth under Dividends and Common Stock Information in the "Financial Review" on pages 12 and 13 in the 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    Selected financial data required by this Item is incorporated herein by reference to the information relating to the years 1996 through 2000 set forth in the "Five-Year Selected Financial Data" on page 49 in the 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information in response to this Item is set forth in the "Financial Review" on pages 1 to 13 in the 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Information in response to this Item is set forth under Market Risk in the "Financial Review" on pages 10 and 11 and in "Note 14. Financial Instruments" of Notes to Consolidated Financial Statements on pages 32 and 33 in the 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Consolidated Financial Statements and Schedule under Item 14 on page 24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors" on pages 7 to 9 of the Company's Definitive Proxy Statement (the "Proxy Statement") relating to its Annual Meeting of Shareholders to be held on May 3, 2001, except that "Executive Officers of the Registrant" on pages 18 and 19 of this report responds to Items 401(b) and (e) of Regulation S-K with respect to the Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION

    Information in response to this Item is incorporated herein by reference to the section entitled "Compensation of Executive Officers" on pages 12 to 30 of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" on pages 2 to 6 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in response to this Item is incorporated herein by reference to the sections entitled "Certain Transactions" on page 30, and "Compensation of Executive Officers" on pages 28 and 29, of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report.

    (1) Consolidated Financial Statements.
       See Index to Consolidated Financial Statements and Schedule on page 24.

    (2) Consolidated Financial Statement Schedule.
       See Index to Consolidated Financial Statements and Schedule on page 24.

    (3) Other Financial Information.
       Five-year Selected Financial Data. See Index to Consolidated Financial Statements and Schedule on page 24.

(b) Reports on Form 8-K.

    A report on Form 8-K was filed on October 18, 2000 to present under Item 2, Acquisition or Disposition of Assets, a description of the closing of the Company's disposition of Erisco Managed Care Technologies, Inc. ("Erisco") to The TriZetto Group, Inc., and under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, Pro Forma Financial Information regarding the disposition of Erisco.

(c) Exhibits.

    See Index to Exhibits on pages 27 to 31, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits. Only responsive information appearing on pages 1 to 49 to Exhibit 13 is incorporated herein by reference, and no other information appearing in
    Exhibit 13 is or shall be deemed to be filed as part of this Form 10-K.

(d) Financial Statement Schedule.

    See Index to Consolidated Financial Statements and Schedule on page 24.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       IMS HEALTH INCORPORATED
                                                       (Registrant)

                                                       By:                  /s/ DAVID M. THOMAS
                                                            ---------------------------------------------------
                                                                              David M. Thomas
                                                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Date: March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               /s/ DAVID M. THOMAS                                /s/ ROBERT J. LANIGAN
-------------------------------------------------   -------------------------------------------------
                (David M. Thomas,                             (Robert J. Lanigan, Director)
 Chairman, Chief Executive Officer and Director)
          (principal executive officer)

               /s/ JAMES C. MALONE                                /s/ H. EUGENE LOCKHART
-------------------------------------------------   -------------------------------------------------
    (James C. Malone, Chief Financial Officer)                (H. Eugene Lockhart, Director)
          (principal financial officer)

               /s/ WENDY J. TIMMINS                                  /s/ GILLES PAJOT
-------------------------------------------------   -------------------------------------------------
  (Wendy J. Timmins, Vice President, Controller)       (Gilles Pajot, Executive Vice President and
          (principal accounting officer)                                 Director)

            /s/ CLIFFORD L. ALEXANDER                             /s/ M. BERNARD PUCKETT
-------------------------------------------------   -------------------------------------------------
      (Clifford L. Alexander, Jr., Director)                  (M. Bernard Puckett, Director)

                /s/ JOHN P. IMLAY                               /s/ WILLIAM C. VAN FAASEN
-------------------------------------------------   -------------------------------------------------
          (John P. Imlay, Jr., Director)                    (William C. Van Faasen, Director)

              /s/ ROBERT KAMERSCHEN
-------------------------------------------------
          (Robert Kamerschen, Director)

Date: March 30, 2001

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

FINANCIAL STATEMENTS:

    The Company's consolidated financial statements, the notes thereto and the related report thereon of PricewaterhouseCoopers LLP, independent accountants, as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998, appearing on pages 15 to 47 of the 2000 Annual Report to Shareholders, are incorporated by reference into this Annual Report on Form 10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.

                                                                             PAGE
                                                              -----------------------------------
                                                                                     2000 ANNUAL
                                                                                      REPORT TO
                                                                   FORM 10-K         SHAREHOLDERS
                                                              --------------------   ------------
Statement of Management's Responsibility for Financial        Exhibit 13 Pg 14          14
  Statements................................................
Report of Independent Accountants...........................  Exhibit 13 Pg 14          14

As of December 31, 2000 and 1999:
  Consolidated Statements of Financial Position.............  Exhibit 13 Pg 16          16

For the years ended December 31, 2000, 1999 and 1998:
  Consolidated Statements of Income.........................  Exhibit 13 Pg 15          15
  Consolidated Statements of Cash Flows.....................  Exhibit 13 Pg 17-18     17-18
  Consolidated Statements of Shareholders' Equity...........  Exhibit 13 Pg 19-21     19-21
Notes to Consolidated Financial Statements..................  Exhibit 13 Pg 22-47     22-47

Other Financial Information:
Quarterly Financial Data (Unaudited) for the years ended      Exhibit 13 Pg 48          48
  December 31, 2000 and 1999................................
Management's Discussion and Analysis of Financial Condition   Exhibit 13 Pg 1-13       1-13
  and Results of Operations.................................
Business Segments is included in "Notes to Consolidated
  Financial Statements"
Five-Year Selected Financial Data (Unaudited)...............  Exhibit 13 Pg 49          49

SCHEDULE:
Report of Independent Accountants on Financial Statement      Pg 25                     --
  Schedule..................................................
II. Valuation and Qualifying Accounts for the years ended     Pg 26                     --
  December 31, 2000, 1999 and 1998..........................

OTHER:
  IMS Health Incorporated and Subsidiaries..................  Exhibit 21 Pg 32-34       --

    Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of IMS Health Incorporated:

    Our audits of the consolidated financial statements referred to in our report dated February 16, 2001, appearing in the 2000 Annual Report to Shareholders of IMS Health Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in the index under Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
February 16, 2001

                    IMS HEALTH INCORPORATED AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                     COL. A                          COL. B              COL. C                 COL. D       COL. E
------------------------------------------------  ------------   -----------------------      ----------   ----------
                                                                        ADDITIONS
                                                                 -----------------------
                                                    BALANCE      CHARGED TO   CHARGED TO                   BALANCE AT
                                                  BEGINNING OF   COSTS AND      OTHER                        END OF
                  DESCRIPTION                        PERIOD       EXPENSES     ACCOUNTS       DEDUCTIONS     PERIOD
                  -----------                     ------------   ----------   ----------      ----------   ----------
Allowance for Doubtful Accounts:

  For the Year Ended December 31, 2000..........    $ 7,625        $ 3,378      $(1,601)(e)     $ 1,386(b)   $ 8,016

  For the Year Ended December 31, 1999..........    $11,246        $   108      $ 2,035         $ 5,764(b)   $ 7,625

  For the Year Ended December 31, 1998..........    $ 4,236        $ 1,828      $ 5,562(a)      $   380(b)   $11,246

Valuation Allowance Deferred Income Taxes:

  For the Year Ended December 31, 2000..........    $23,325        $ 2,493(c)   $     0         $14,100(d)   $11,718

  For the Year Ended December 31, 1999..........    $21,239        $10,270      $     0         $ 8,184      $23,325

  For the Year Ended December 31, 1998..........    $21,826        $ 4,948      $     0         $ 5,535      $21,239

------------------------

NOTE:

(a) Includes the allowance for doubtful accounts related to the Walsh and PMSI businesses acquired in 1998.

(b) The charge-off of uncollectible accounts for which a reserve was provided in prior periods.

(c) Valuation allowances on assets related to additional NOLs created in 2000 where, based on available evidence, it is more likely than not that such assets will not be realized.

(d) Includes valuation allowances related to the net operating losses ("NOLs") of Erisco and the Synavant Business, $204 and $2,276, respectively; the recognition of the benefit of certain NOLs due to the implementation of global tax planning strategies ($10,072) and the expiration and true-up of certain NOLs ($1,548).

(e) Includes the allowance for doubtful accounts transferred to Synavant and Erisco in 2000.

                               INDEX TO EXHIBITS

  REGULATION
 S-K EXHIBIT
    NUMBER                               DESCRIPTION
--------------                           -----------
3     Articles of Incorporation and By-laws

      .1         Restated Certificate of Incorporation of IMS Health
                 Incorporated dated May 29, 1998 (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on
                 Form 10 filed on June 12, 1998).

      .2         Certificate of Amendment of Restated Certificate of
                 Incorporation of IMS Health Incorporated dated March 22,
                 1999 (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed on May 17, 1999).

      .3         Amended and Restated By-laws of IMS Health Incorporated
                 (incorporated by reference to Exhibit 3.2 to Registrant's
                 Registration Statement on Form 10 filed on June 12, 1998).

4     Instruments Defining Rights of Security Holders

      .1         Rights Agreement dated as of June 15, 1998 between IMS
                 Health Incorporated and First Chicago Trust Company of New
                 York (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1998 filed on March 1, 1999).

      .2         Amendment No. 1 to the Rights Agreement dated as of
                 March 28, 2000 between IMS Health Incorporated and First
                 Chicago Trust Company of New York (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000).

      .3         Amendment No. 2 to the Rights Agreement dated as of
                 July 18, 2000 between IMS Health Incorporated and First
                 Chicago Trust Company of New York (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000).

10    Material Contracts

      .1         Distribution Agreement between Cognizant Corporation and IMS
                 Health Incorporated, dated as of June 30, 1998
                 (incorporated by reference to the Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1998 filed on March 1, 1999).

      .2         Tax Allocation Agreement between Cognizant Corporation and
                 IMS Health Incorporated, dated as of June 30, 1998
                 (incorporated by reference to the Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1998 filed on March 1, 1999).

      .3 Employee Benefits Agreement between Cognizant Corporation and IMS Health Incorporated, dated as of June 30, 1998
                 (incorporated by reference to the Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1998 filed on March 1, 1999).

      .4         Amended and Restated Transition Services Agreement among The
                 Dun & Bradstreet Corporation, The New Dun & Bradstreet
                 Corporation, Cognizant Corporation, IMS Health Incorporated,
                 ACNielsen Corporation and Gartner, Inc. (p.k.a. Gartner
                 Group Inc.), dated as of June 30, 1998 (incorporated by reference to the Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).

      .5         1998 IMS Health Incorporated Non-Employee Directors' Stock
                 Incentive Plan, as amended on July 25, 2000 and restated to reflect such amendment (incorporated by reference to Exhibit
                 10.2 to the Registrant's Registration Statement on Form S-8 filed on January 16, 2001).*

      .6         1998 IMS Health Incorporated Non-Employee Directors'
                 Deferred Compensation Plan, as adopted effective July 1,
                 1998 (incorporated by reference to the Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1998 filed on March 1, 1999). *

      .7         1998 IMS Health Incorporated Employees' Stock Incentive Plan
                 (As amended and restated effective July 25, 2000). +*

  REGULATION
 S-K EXHIBIT
    NUMBER                               DESCRIPTION
--------------                           -----------
      .8         1998 IMS Health Incorporated Replacement Plan for Certain
                 Employees Holding Cognizant Corporation Equity-Based Awards,
                 as adopted effective July 1, 1998 (incorporated by reference to the Exhibit 10.8 to Registrant's Annual Report on Form
                 10-K for the year ended December 31, 1998 filed on March 1,
                 1999).*

      .9         1998 IMS Health Incorporated Replacement Plan for Certain
                 Non-Employee Directors Holding Cognizant Corporation
                 Equity-Based Awards, as adopted effective July 1, 1998
                 (incorporated by reference to the Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1998 filed on March 1, 1999).*

      .10        Form of Non-Employee Directors' Stock Option Agreement
                 (incorporated by reference to the Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1998 filed on March 1, 1999).*

      .11        Form of Non-Employee Directors' Restricted Stock Agreement
                 (incorporated by reference to the Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1998 filed on March 1, 1999).*

      .12 Form of Restricted Stock Unit Agreements (incorporated by reference to the Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

      .13 Form of Stock Option Agreement (incorporated by reference to the Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1,
                 1999).*

      .14 Form of Purchased Option Agreement (incorporated by reference to the Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

      .15 Forms of Change-in-Control Agreement for Certain Executives of IMS Health Incorporated (incorporated by reference to the Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

      .16 IMS Health Incorporated Employee Protection Plan, as adopted effective December 1, 1998 (incorporated by reference to the Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

      .17 IMS Health Incorporated Executive Annual Incentive Plan, as adopted effective July 1, 1998 (incorporated by reference to the Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1,
                 1999).*

      .18        IMS Health Incorporated Supplemental Executive Retirement
                 Plan (As amended and restated effective December 19, 2000).
                 +*

      .19 IMS Health Incorporated Retirement Excess Plan, as adopted effective July 1, 1998 (incorporated by reference to the Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

      .20 IMS Health Incorporated Savings Equalization Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

      .21        Amended and Restated Employment Agreement by and between IMS
                 Health Incorporated and Robert E. Weissman, dated as of
                 January 1, 2000 (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*

      .22        Amended and Restated Employment Agreement by and between IMS
                 Health Incorporated and Victoria R. Fash, dated as of
                 January 1, 2000 (incorporated by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*

      .23        Undertaking of IMS Health Incorporated, dated June 30, 1998
                 (incorporated by reference to the Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1998 filed on March 1, 1999).

  REGULATION
 S-K EXHIBIT
    NUMBER                               DESCRIPTION
--------------                           -----------
      .23.1      Distribution Agreement among R.H. Donnelley Corporation
                 (p.k.a. The Dun & Bradstreet Corporation), Cognizant
                 Corporation and ACNielsen Corporation, dated as of
                 October 28, 1996 (incorporated by reference to Exhibit 10(x)
                 to the Annual Report on Form 10-K of R.H. Donnelley
                 Corporation (p.k.a. The Dun & Bradstreet Corporation) for
                 the year ended December 31, 1996 filed on March 27, 1997).

      .23.2      Tax Allocation Agreement among R.H. Donnelley Corporation
                 (p.k.a. The Dun & Bradstreet Corporation), Cognizant
                 Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley
                 Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997).

      .23.3      Employee Benefits Agreement among R.H. Donnelley Corporation
                 (p.k.a. The Dun & Bradstreet Corporation), Cognizant
                 Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley
                 Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997).

      .23.4      Indemnity and Joint Defense Agreement among R.H. Donnelley
                 Corporation (p.k.a. The Dun & Bradstreet Corporation),
                 Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit
                 10(aa) to the Annual Report on Form 10-K of R.H. Donnelley
                 Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997).

      .24        Distribution Agreement between IMS Health Incorporated and
                 Gartner, Inc., (p.k.a. Gartner Group Inc.) dated as of
                 June 17, 1999 (incorporated by reference to Exhibit 10.1 to
                 Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 10, 1999).

      .25        Agreement and Plan of Merger among Gartner, Inc., (p.k.a.
                 Gartner Group Inc.) IMS Health Incorporated and GRGI, Inc.
                 dated as of June 17, 1999 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 10,
                 1999).

      .26        IMS Health Incorporated Executive Deferred Compensation
                 Plan, dated July 20, 1999 (incorporated by reference to
                 Exhibit 10.4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*

      .26.1      Selected portions of the Prospectus Supplement, dated
                 September 27, 1999 setting forth certain terms and conditions of the Executive Deferred Compensation Plan for U.S. employees (incorporated by reference to Exhibit 10.4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15,
                 1999).*

      .26.2      Selected portions of the Private Placement Memorandum, dated
                 September 27, 1999 setting forth certain terms and conditions of the Executive Deferred Compensation Plan for U.S. employees (incorporated by reference to Exhibit 10.4.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15,
                 1999).*

      .27        First Amendment to the IMS Health Incorporated Retirement
                 Excess Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*

      .28        First Amendment to the IMS Health Incorporated Savings
                 Equalization Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*

      .29        Second Amendment to the IMS Health Incorporated Savings
                 Equalization Plan, dated October 1, 1999 (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on
                 Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*

      .30        Second Amendment to the IMS Health Incorporate Retirement
                 Excess Plan, dated October 1, 1999 (incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on
                 Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*

  REGULATION
 S-K EXHIBIT
    NUMBER                               DESCRIPTION
--------------                           -----------
      .31        IMS Health European Deferred Compensation Plan, dated
                 December 1, 1999 (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year
                 ended December 31, 2000 filed on March 17, 2000).*

      32         Agreement and Plan of Reorganization, dated as of May 16,
                 2000, by and among The TriZetto Group, Inc., Elbejay
                 Acquisition Corp., IMS Health Incorporated and Erisco
                 Managed Care Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form
                 8-K, filed May 17, 2000).

      .33 Stockholder Agreement, dated as of October 2, 2000, by and between The TriZetto Group, Inc. and IMS Health Incorporated
                 (incorporated by reference to Exhibit C to the Registrant's
                 Schedule 13D/A2 filed October 6, 2000).

      .34 Registration Rights Agreement, dated as of October 2, 2000, by and between The TriZetto Group, Inc. and IMS Health
                 Incorporated (incorporated by reference to Exhibit D to the Registrant's Schedule 13D/A2 filed October 6, 2000).

      .35        Distribution Agreement between IMS Health Incorporated and
                 Synavant Inc., dated August 31, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed September 15, 2000).

      .36        Xponent Data License Agreement between IMS Health
                 Incorporated and Synavant Inc. dated August 31, 2000
                 (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed September 15,
                 2000).

      .37        Cross License Agreement between IMS Health Incorporated and
                 Synavant Inc. dated August 31, 2000 (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed September 15, 2000).

      .38        Tax Allocation Agreement between IMS Health Incorporated and
                 Synavant Inc. dated August 31, 2000 (incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K filed September 15, 2000).

      .39 Employee Benefits Agreement between IMS Health Incorporated and Synavant Inc. dated August 31, 2000 (incorporated by reference to Exhibit 2.5 to the Registrant's Current Report on Form 8-K filed September 15, 2000).

      .40        Credit Support Letter, dated July 25, 2000, between IMS
                 Health Incorporated and Synavant Inc. (incorporated by reference to Exhibit 2.11 to the Registrant's Current Report on Form 8-K filed September 15, 2000).

      .41 IMS Health Incorporated U.S. Retirement Plan (As amended and restated effective December 19, 2000).+*

      .42 Amended and Restated Amendment dated as of January 15, 2001 to the Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert E. Weissman, dated as of January 1, 2000.+*

      .43 Amended and Restated Amendment dated as of January 15, 2001 to the Amended and Restated Employment Agreement by and between IMS Health Incorporated and Victoria R. Fash, dated as of January 1, 2000.+*

      .44        Amended and Restated Employment Agreement by and between IMS
                 Health Incorporated and David M. Thomas effective as of
                 November 14, 2000.+*

      .45 Employment Agreement by and between IMS Health Incorporated and Gilles Pajot effective as of November 14, 2000.+*

      .46 Employment Agreement by and between IMS Health Incorporated and James C. Malone effective as of November 14, 2000.+*

  REGULATION
 S-K EXHIBIT
    NUMBER                               DESCRIPTION
--------------                           -----------
      .47        Employment Agreement by and between IMS Health Incorporated and Robert H. Steinfeld effective as of November 14, 2000.+*

13    2000 Annual Report to Shareholders.

21    List of Active Subsidiaries as of December 31, 2000.

23    Consent of Independent Accountants.

--------------------------

+   Filed herewith

*   Management contract or compensatory plan or arrangement