Form 10-Q
period 2001-03-31
IMS HEALTH INC
filed 2001-05-15
CIK 1058083

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------      --------------------

                        Commission file number 001-14049


                             IMS HEALTH INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                               06-1506026
----------------------------------------   ---------------------------------
       (State of Incorporation)                    (I.R.S. Employer
                                                  Identification No.)

     200 Nyala Farms, Westport, CT                       06880
----------------------------------------   ---------------------------------
    (Address of principal executive                    (Zip Code)
               offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Title of Class                        Shares Outstanding
            --------------                        At March 31, 2001
             Common Stock,                        -----------------
       par value $.01 per share                      294,648,885

                             IMS HEALTH INCORPORATED

                               INDEX TO FORM 10-Q

                                                                    PAGE(S)
                                                                    -------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income
   Three Months Ended March 31, 2001 and 2000                          3
Condensed Consolidated Statements of Comprehensive Income
   Three Months Ended  March 31, 2001 and 2000                         4
Condensed Consolidated Statements of Financial Position
   March 31, 2001 and December 31, 2000                                5
Condensed Consolidated Statements of Cash Flows
   Three Months Ended March 31, 2001 and 2000                         6-7
Notes to Condensed Consolidated Financial Statements                  8-18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND OPERATING RESULTS                                   19-26

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     27

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                              28

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               28

SIGNATURES                                                             29
----------

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            ------------------------------
                                                                 2001             2000
                                                            ------------------------------
OPERATING REVENUE                                           $     329,562    $     352,523

Operating Costs                                                   124,614          139,809
Selling and Administrative Expenses                                89,866          111,877
Depreciation and Amortization                                      18,624           25,777
------------------------------------------------------------------------------------------
OPERATING INCOME                                                   96,458           75,060
------------------------------------------------------------------------------------------
Interest Income                                                     1,164            1,107
Interest Expense                                                   (6,235)          (1,333)
Gains from Dispositions - Net                                       1,400           49,442
Gain on Issuance of CTS Stock                                         733             --
Other Expense - Net                                                (6,479)          (8,708)
------------------------------------------------------------------------------------------
Non-Operating (Expense)/Income - Net                               (9,417)          40,508
------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                           87,041          115,568
Provision for Income Taxes                                        (18,677)         (32,716)
TriZetto  Equity  Loss,  Net of  Income  Tax  Benefit  of
  $1,648 for 2001                                                  (2,557)            --
------------------------------------------------------------------------------------------
NET INCOME                                                  $      65,807    $      82,852
------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE OF COMMON STOCK                    $        0.22    $        0.28
------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK                  $        0.22    $        0.27
------------------------------------------------------------------------------------------

Weighted Average Number of Shares Outstanding - Basic         293,139,000      299,916,000
Dilutive Effect of Shares Issuable as of Period-End
   Under Stock Option Plans                                     5,739,000        3,869,000
Adjustment of Shares Outstanding Applicable to
   Exercised/Cancelled Stock Options During the Period          1,044,000           36,000
------------------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding - Diluted       299,922,000      303,821,000
------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ----------------------
                                                                  2001         2000
                                                                ---------    ---------
Net Income                                                      $  65,807    $  82,852
Other Comprehensive Income, Net of Taxes:
Foreign Currency Translation (Losses)                             (20,126)      (9,617)
   Unrealized Gains/(Losses) on Securities:
      Unrealized Holding (Losses)/Gains on Securities Arising
         During the Period:
        Other (Net of Tax Benefit/(Expense) of $897 and
          $(32,620) for 2001 and 2000, respectively)               (4,918)      51,992
        Gartner, Inc. Shares Held For Sale (Net of Tax
          Benefit of $368 in 2001 and Tax Expense of $1,209 in
          2000)                                                      (684)       2,247
    Less: Reclassification Adjustment for Losses/(Gains)
     included in Net Income (Net of Tax Benefit of $875 and
     $4,757 for 2001 and 2000, respectively)                        1,625      (12,603)
--------------------------------------------------------------------------------------
Change in Unrealized (Losses)/Gains on Investments, Net of Tax     (3,977)      41,636
--------------------------------------------------------------------------------------
Total Other Comprehensive (Loss)/Income, Net of Tax               (24,103)      32,019
--------------------------------------------------------------------------------------
Comprehensive Income                                            $  41,704    $ 114,871
======================================================================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             MARCH 31,     DECEMBER 31,
                                                               2001           2000
                                                            -----------    -----------
ASSETS:
CURRENT ASSETS:
Cash and Cash Equivalents                                   $   157,163    $   118,593
Accounts Receivable - Net                                       239,079        230,988
Other Receivable (Note 6)                                        30,606         41,136
Other Current Assets                                             99,579        117,001
Net Assets from Discontinued Operations (Note 3)                 60,112         60,799
--------------------------------------------------------------------------------------
      Total Current Assets                                      586,539        568,517
--------------------------------------------------------------------------------------
SECURITIES AND OTHER INVESTMENTS                                 79,752         87,500
TRIZETTO EQUITY INVESTMENT                                      133,342        137,501
PROPERTY, PLANT AND EQUIPMENT - NET                             143,746        145,447
OTHER ASSETS - NET:
Computer Software                                               113,115        117,688
Goodwill                                                        148,396        144,100
Other Assets                                                     41,474         42,254
--------------------------------------------------------------------------------------
      Total Other Assets - Net                                  302,985        304,042
--------------------------------------------------------------------------------------
TOTAL ASSETS                                                $ 1,246,364    $ 1,243,007
--------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable                                            $    33,258    $    45,198
Accrued and Other Current Liabilities                           165,705        219,726
Short-Term Debt                                                 399,381        384,281
Accrued Income Taxes                                             86,185         81,856
Deferred Revenues                                                91,579         96,095
--------------------------------------------------------------------------------------
      Total Current Liabilities                                 776,108        827,156
--------------------------------------------------------------------------------------
POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS                     43,199         43,471
OTHER LIABILITIES                                               133,018        133,498
--------------------------------------------------------------------------------------
TOTAL LIABILITIES                                               952,325      1,004,125
--------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTERESTS                                              135,247        135,342
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $.01, Authorized 800,000,000
Shares; Issued 335,045,390 Shares at March 31, 2001 and
    December 31, 2000, respectively                               3,350          3,350
Capital in Excess of Par                                        538,807        596,273
Retained Earnings                                               820,066        760,140
Treasury Stock, at Cost, 40,396,505 and 43,703,384 Shares
    at March 31, 2001 and December 31, 2000, respectively    (1,062,403)    (1,139,298)
Cumulative Translation Adjustment                              (126,543)      (106,417)
Minimum Pension Liability Adjustment                               (672)          (672)
Unrealized Loss on Gartner, Inc., net of tax benefit            (21,630)       (20,946)
Unrealized Gains on Investments, net of tax expense               7,817         11,110
--------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                      158,792        103,540
--------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 1,246,364    $ 1,243,007
--------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                                2001         2000
                                                              ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                 $  65,807    $  82,852
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING  ACTIVITIES:
   Depreciation and Amortization                                 18,624       25,777
   Gains from Sale of Investments, Net                           (1,400)     (49,442)
   Gain on Issuance of CTS Stock                                   (733)        --
   Deferred Income Taxes                                         11,212        2,222
   TriZetto Equity Loss, Net                                      2,557         --
   Minority Interests in Net Income of Consolidated
    Companies                                                     4,768        4,144
   Net Tax Benefit on Stock Option Exercises                     12,181          198
Change in assets and liabilities, excluding effects from
 acquisitions and dispositions:
   Net Increase in Accounts Receivable                          (21,432)     (10,321)
   Net (Increase)/Decrease in Prepaid Expenses                   (5,696)       1,519
   Net (Decrease)/Increase in Accounts Payable                  (10,558)       2,407
   Net Decrease in Accrued and Other Current Liabilities        (54,139)     (36,978)
   Net Increase/(Decrease) in Deferred Revenues                   3,286      (12,332)
   Net (Decrease)/Increase in Accrued Income Taxes              (14,352)      24,030
   Neilsen Media Research payment received in respect of
     D&B Tax Contingency (Note 6)                                10,530         --
   Net Decrease in Benefit Payments                                --           (642)
   Other Working Capital Items - Net                              1,758       (2,919)
------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                        22,413       30,515
------------------------------------------------------------------------------------
CASH FLOWS (USED IN)/PROVIDED BY INVESTING ACTIVITIES:
   Capital Expenditures                                          (7,109)      (5,607)
   Additions to Computer Software                                (6,052)      (9,294)
   Payments for Acquisitions of Businesses                       (8,454)      (4,386)
   Proceeds from Sale of Investments, Net                          --         58,179
   Proceeds from Sale of IDRAC Holdings Inc.                      5,370         --
   Net Increase/(Decrease) in Other Investments                     205      (14,959)
   Other Investing Activities - Net                               5,763       (3,971)
------------------------------------------------------------------------------------
Net Cash (Used in)/Provided by Investing Activities             (10,277)      19,962
------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
   Payments for Purchase of Treasury Stock                      (91,224)    (117,251)
   Proceeds from Exercise of Stock Options                      111,866        4,787
   Dividends Paid                                                (5,881)      (5,972)
   Proceeds from Employee Stock Purchase Plan                      --          1,001
   Short-Term Borrowings                                         45,418       76,383
   Short-Term Debt Repayments                                   (30,319)     (40,500)
   Other Financing Activities - Net                              (1,176)        (421)
------------------------------------------------------------------------------------
Net Cash Provided by/(Used in) Financing Activities              28,684      (81,973)
------------------------------------------------------------------------------------
 Effect of Exchange Rate Changes                                 (2,250)      (1,360)
------------------------------------------------------------------------------------
 Increase/(Decrease) in Cash and Cash Equivalents                38,570      (32,856)
 Cash and Cash Equivalents, Beginning of Period                 118,593      115,875
------------------------------------------------------------------------------------
 Cash and Cash Equivalents, End of Period                     $ 157,163    $  83,019
------------------------------------------------------------------------------------

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS)

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                              2001        2000
                                                        ----------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid during the Period for Interest                     $ 8,960     $ 1,238
Cash Paid during the Period for Income Taxes                 $ 8,473     $12,899
Cash Received from Income Tax Refunds                        $    70     $ 8,420

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and related notes of IMS Health Incorporated (the "Company" or "IMS Health") included in the 2000 Annual Report on Form 10-K. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Certain prior-period amounts have been reclassified to conform to the current period presentation. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

NOTE 2. BASIS OF PRESENTATION

IMS Health is the world's leading provider of information solutions to the pharmaceutical and healthcare industries. IMS Health operates in approximately 100 countries and its key products include:

      o     Sales management information to optimize sales force productivity;

      o Market research for prescription and over-the-counter pharmaceutical products; and

      o     IT application development, integration and management services.

On August 31, 2000, IMS Health spun-off the businesses of Synavant, Inc. ("Synavant") by distributing the stock of Synavant to IMS Health's shareholders (the "Synavant Spin-Off"). The Synavant business includes the pharmaceutical industry automated sales and marketing support businesses previously operated by IMS Health Strategic Technologies Inc., and certain other foreign subsidiaries of IMS Health; substantially all of IMS Health's interactive and direct marketing business, including the business of Clark O'Neill, Inc., which was a wholly-owned subsidiary of IMS Health; and a majority stake in a foreign joint venture. On October 3, 2000, the Company sold Erisco Managed Care Technologies, Inc. ("Erisco") to The TriZetto Group, Inc. ("TriZetto") in exchange for an equity interest in TriZetto and entered into a technology and data alliance with TriZetto. These transactions, together with the divestitures or discontinuation of three small non-strategic software businesses, have resulted in a company concentrated on IMS Health's core data business of providing market information and decision support services to the pharmaceutical industry, together with the Company's 60.17% interest in Cognizant Technology Solutions Corporation ("CTS"), Enterprise Associates LLC ("Enterprises"), the Company's venture capital unit, and the Company's interest in TriZetto. IMS Health owns approximately 33% of TriZetto's common stock as at March 31, 2001, and accounts for its share of TriZetto on an equity basis.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 3. INVESTMENT IN GARTNER, INC. ("GARTNER") STOCK

On November 11, 1998, the Company announced that its Board of Directors had approved a plan to spin-off substantially all of its equity ownership of Gartner (the "Gartner Spin-Off"). On July 16, 1999, the Company's Board of Directors declared a dividend of all Gartner Class B Shares, which was distributed on July 26, 1999 to holders of the Company's Common Stock of record as of July 17, 1999. The transaction was structured as a tax-free distribution of Gartner stock to IMS Health shareholders and the Company received a favorable ruling from the Internal Revenue Service ("IRS"). The distribution consisted of 0.1302 Gartner Class B Shares for each outstanding share of the Company's Common Stock.

The Company's remaining investment in Gartner at March 31, 2001 consists of 6,597,292 Gartner Class A Shares (at an original cost basis of $77,745). Under the terms of the IRS ruling, the Company must monetize the remaining position in Gartner to maintain the tax-free nature of the Gartner Spin-Off. Accordingly, the net assets from discontinued operations in the amount of $60,112 are included in current assets at March 31, 2001. These shares have been accounted for as an available for sale investment. The Company has classified its investment in Gartner as a current asset as it intends to dispose of it in the short-term if it recovers its cost, but has the ability to hold the investment on a long-term basis.

Following a decline in the market value of Gartner stock below cost for the first time in late 2000, the Company performed, and continues to perform, a periodic assessment in accordance with its policy to determine whether an other-than-temporary decline had occurred. The Company evaluated the recoverability of the investment by reviewing recent information related to the industry and the operating results and financial position of Gartner and by considering the Company's ability and intent to hold the investment on a short or long-term basis if need be. The Company concluded that evidence existed to support the recoverability of its carrying value, that there were no events or changes in circumstances specifically relating to Gartner, that the underlying business fundamentals are strong and that the decline in the market value is consistent with the historical volatility of the stock and is attributable to the general market conditions. Accordingly, the Company concluded that the decline in market value of the Gartner stock, reflected as Unrealized Loss on Gartner Shares, within Shareholders' Equity, as of March 31, 2001 was temporary and has not adjusted the cost basis of its investment.

NOTE 4. ACQUISITIONS AND DISPOSITIONS

During the first quarter of 2001, the Company exercised its option to purchase the remaining interest in Medicare Audits Ltd. ("Medicare"), a U.K. based hospital research firm for a net cash payment of $7,889. After a preliminary allocation of the purchase price to the assets acquired, goodwill of $6,724 was recorded.

In addition, during the first quarter of 2001, the Company recorded $1,400 of pre-tax net gains. This includes a gain of $1,990 resulting from the sale of IDRAC Holdings Inc. ("IDRAC"), a non-strategic property, which provides information on pharmaceutical product registrations. The operating results of IDRAC were not significant to the results of operations of the Company. In accordance with the IDRAC sales agreement, the Company is entitled to additional consideration of up to $4.9 million, which is contingent upon IDRAC achieving a specified level of revenues during 2001. This gain will be recognized once the conditions for payment have been satisified.

During the first quarter of 2000, the Company recorded $49,442 of pre-tax net gains due primarily to the sale of investments in American Cellular, Aspect Development Inc., Mercator Software Inc.,

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

and Viant Corporation that were part of the Enterprises portfolio.

As described in Note 2 and Note 10, Synavant was spun-off to the Company's shareholders on August 31, 2000 and Erisco was sold to TriZetto on October 3, 2000. As such, the results of Erisco and Synavant are included in the Condensed Consolidated Statements of Income and Cash Flows for the three months ended March 31, 2000, but not for the three months ended March 31, 2001.

NOTE 5. INVESTMENT IN TRIZETTO

Summary financial information for TriZetto for the three months ended March 31, 2001 is presented below. The amounts shown represent consolidated TriZetto operating results, unaudited, based on publicly available information.

   Net Sales                     $   46,039
   Gross Profit                  $   12,112
   Loss from Operations          $  (23,026)
   Net Loss                      $  (17,934)

The market value of the Company's investment in TriZetto was approximately $169,241 as at March 31, 2001. The investment in TriZetto is accounted for on an equity basis and is not marked to market.

NOTE 6. CONTINGENCIES

The Company and its subsidiaries are involved in various legal proceedings, claims litigation and tax matters arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims litigation and tax matters, if decided adversely, could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.

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

The complaint alleges various violations of the United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These latter claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by defendants and that the defendants induced SRG to breach that agreement. IRI's complaint alleges damages in excess of $350,000, which amount IRI has asked to be trebled under

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

In light of the potentially significant liabilities which could arise from the IRI Action and in order to facilitate the distribution by D&B of shares of Cognizant Corporation ("Cognizant") and ACNielsen Corporation (the parent company of A.C. Nielsen Company) in 1996, D&B, ACNielsen and Cognizant entered into an Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating liabilities that may arise out of or in connection with the IRI Action, and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount") and that Cognizant and D&B will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen will be able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses. On February 19, 2001, ACNielsen announced that it merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included with ACNielsen for purposes of determining the ACN Maximum Amount.

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

In 1998, IMS Health was spun-off from Cognizant (the "1998 Spin-Off") which then changed its name to Nielsen Media Research, Inc. ("NMR"). IMS Health and NMR are jointly and severally liable to D&B and ACNielsen for Cognizant's obligations under the terms of the Distribution

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

MATTERS BEFORE THE EUROPEAN COMMISSION

The Company is the subject of complaints filed with the European Commission (the "Commission") pursuant to Article 3 of Council Regulation No. 17 of 1972. The complaints with the Commission were filed by Source Informatics Ltd. (December 1, 1997), NDC Health Information Services (Arizona) Inc. (May 13, 1998), and Source Informatics S.A/N.V. (February 18, 2000) (which also filed a complaint with the Belgian Competition Council, where a complaint filed by SmithKline Beecham is also pending). The EC complaints allege that the Company has been and continues to engage in certain commercial practices that violate Articles 81 and 82 of the EC Treaty, which relate to agreements or abuses of a dominant position that adversely affect competition. The Company has responded to the complaints denying the allegations contained therein and has provided information to the Commission pursuant to formal information requests.

On October 19, 2000, the Commission initiated formal proceedings against the Company through the adoption of a statement of objections alleging that certain of the Company's commercial practices constituted an abuse of a dominant position in contravention of Article 82 of the EC Treaty. A statement of objections is a preliminary document that does not represent the Commission's final view on the practices at issue. Under Commission procedures, the Company has full rights of defense, including access to the Commission's files, the right to answer the statement of objections in writing and produce evidence of its own, and the right to request the opportunity to present its defense at an oral hearing. On February 6, 2001, the Company filed its written answer to the statement of objections. The Commission will ultimately determine whether a decision requiring the Company to end some or all of the contested practices is necessary and may impose fines against the Company. If such a decision is rendered against the Company, the Company could appeal that decision before the European Court of First Instance.

On December 19, 2000, National Data Corporation ("NDC") lodged an application with the Commission requesting that the Commission initiate a proceeding against the Company for an alleged infringement of Article 82 of the EC Treaty and granting interim measures (the "Application"). The Application concerns certain IMS Health geographic mapping structures used for the reporting of regional pharmaceutical sales data in Germany which the German courts have ruled are copyright protected. The Application requests that the Commission grant interim relief requiring the Company to grant NDC a compulsory license to enable NDC to use these structures in

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

its competing service in Germany. The Company filed preliminary comments to the Application and has provided information to the Commission pursuant to certain formal information requests.

On March 8, 2001, the Commission decided to initiate formal proceedings against the Company through the adoption of a new statement of objections alleging that the Company's refusal to enter into negotiations with NDC following NDC's request for a license to use the aforementioned geographic mapping structures could constitute an abuse of a dominant position in contravention of Article 82 of the EC Treaty. In addition, the Commission has proposed the granting of interim measures requiring the Company to license these structures to third parties, including NDC, until the Commission adopts a final decision on the merits of the case. On April 2, 2001, the Company filed its written answer to the new statement of objections and on April 6, 2001, the Company attended an oral hearing before the Commission where it presented its defense of this matter. The Commission will ultimately determine whether a decision requiring the Company to license the geographic mapping structures to its German competitors is necessary.

The Company intends to vigorously defend both matters before the European Commission. Management of the Company is unable to predict at this time the final outcome of these matters or whether the resolution of these matters could materially affect the Company's results of operations, cash flows, or financial position.

D&B TAX MATTERS

The Company, Cognizant and D&B have entered, and the Company continues to enter, into global tax planning initiatives in the normal course of their business. These activities are subject to review by tax authorities. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to the Company, Cognizant or D&B.

In 1999, the Company was informed by D&B that the IRS was reviewing D&B's utilization of certain capital losses during 1989 and 1990. In response, D&B advised that it intended to file an amended tax return for these periods and to pay this amount in order to prevent further interest from accruing. In May 2000, D&B paid $349,291 of this amount and the Company paid $212,291 pursuant to its obligation under the 1996 Distribution Agreement, whereby the Company is obligated to pay one-half of the tax and interest owed to the IRS for this matter to the extent the liability exceeds $137,000. In the second quarter of 2000, D&B received a formal assessment from the IRS with respect to this matter in the amount of $561,582, for additional tax and interest due. D&B has advised the Company that, notwithstanding the filing and payment, it intends to contest the assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. The Company had previously accrued for this liability and, therefore, this payment did not result in an expense in 2000.

Pursuant to the Distribution Agreement between Cognizant (renamed Nielsen Media Research ("NMR")) and the Company (the "1998 Distribution Agreement"), NMR is responsible for a portion of the amount that the Company paid pursuant to the 1996 Distribution Agreement (approximately $41,000 according to the Company's calculations). NMR was not obligated to pay its share to the Company until January 2, 2001. In December 2000, the Company requested reimbursement of this amount from NMR. On January 2, 2001, NMR made a payment of $10,530 in respect of such

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

matter but refused to pay the remaining $30,606 based on its interpretation of the 1998 Distribution Agreement. The Company believes that NMR's position has no merit and plainly contravenes the terms of the 1998 Distribution Agreement. Accordingly, the Company has accrued for the contemplated payment from NMR and has recorded an account receivable. In accordance with the 1998 Distribution Agreement, the Company has commenced arbitration regarding this matter by filing a Demand for Arbitration with the American Arbitration Association International Center for Dispute Resolution. The Company believes it will prevail in this matter.

OTHER CONTINGENCIES

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

As part of the Synavant Spin-Off, IMS Health and Synavant entered into a Distribution Agreement. In connection with the Distribution, Synavant will be jointly and severally liable to the other parties in the 1996 and 1998 Distribution Agreements for the liabilities relating to certain tax matters as well as those relating to the IRI Action. Under the Synavant Distribution Agreement, as between IMS Health and Synavant, each will bear 50% of IMS Health's share of these liabilities (net of the liability borne by NMR) up to a maximum liability of $9,000 for Synavant. If, contrary to expectations, the Synavant Distribution were not to qualify as tax free under Section 355 of the Internal Revenue Code, then, in general, a corporate tax would be payable by the consolidated group, of which IMS Health is a common parent and Synavant is a member, based on the difference between (x) the fair market value of the Synavant Common Stock and (y) the adjusted basis of such Synavant Common Stock. In addition, under the consolidated return rules, each member of the consolidated group would be severally liable for such tax liability. IMS Health estimates that the aggregate tax liability in this regard is not expected to exceed $100,000. Pursuant to the Tax Allocation Agreement, IMS Health would be liable for the resulting corporate tax, except as provided in the Distribution Agreement. In the opinion of management and based on the opinion of tax counsel it is not probable that the Company will incur this liability.

The Company intends to vigorously defend the matters noted above. The Company is unable to predict at this time the final outcome of these matters or whether the resolution of these matters could materially affect the Company's results of operations, cash flows, or financial position.

NOTE 7. FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133". These statements standardize the accounting for derivative instruments. The Company is required to record all derivative instruments on the balance sheet at fair value. Derivatives that are not classified as hedges are adjusted to fair value through earnings. Changes in fair value of the derivatives that the Company has designated and that qualify as effective hedges are recorded in either other comprehensive income or earnings. Any ineffective portion of the Company's derivatives that are classified as hedges is immediately recognized in earnings. The cumulative effect of the change in accounting principles recorded on January 1, 2001 as well as the impact on the quarter ended March 31, 2001 was not material to the Company's results of operations, financial positions or cash flows.

FOREIGN EXCHANGE RISK MANAGEMENT

The Company transacts business in virtually every part of the world and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with changes in foreign exchange rates to allow management to focus its attention on its core business activities. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to reduce the income statement impact of exchange rate volatility. The Company's policy is to maintain coverage between minimum and maximum percentages of its estimated foreign exchange exposures over the next year. The gains and losses on these hedges are designed to offset changes in the value of the underlying exposures.

It is the Company's policy to enter into foreign currency derivative contracts only to the extent necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for investment or speculative purposes.

CREDIT CONCENTRATIONS

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by counterparties. The Company would not realize a material loss as of March 31, 2001, in the event of non-performance by any one counterparty. The Company enters into transactions only with financial institution counterparties which have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances principally from customers in the pharmaceutical industry. The Company's trade receivables do not represent significant concentrations of credit risk at March 31, 2001 due to the high quality of its customers and their dispersion across many geographic areas.

LINES OF CREDIT AND LIQUIDITY

The Company had unused available lines of credit of $162,307 and $178,975 at March 31, 2001 and December 31, 2000 respectively. In general, the terms of these lines of credit give the Company the option to borrow at an interest rate equal to LIBOR plus 37.5 basis points and can be withdrawn by the banks under certain conditions. The commitment fee associated with the unused lines of credit

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

is 22.5 basis points per year, increased to 28.85 basis points if the facilities are less than 50% utilized.

At March 31, 2001 and December 31, 2000 the Company's Total Current Liabilities exceeded its Total Current Assets primarily as a result of management's decision to maintain short-term borrowings instead of longer term debt instruments. This allows the Company to achieve lower borrowing costs while providing flexibility to repay debt with cash flow from operations, proceeds from the exercise of stock options and the liquidation of equity holdings. Based on estimated future cash flows from operations, the ability to monetize Enterprises' investments upon distribution from venture capital partnerships, cash from future option exercises, the investment in CTS as well as the Company's ability to obtain additional lines of credit and debt and to utilize existing lines of credit, the Company believes it will have sufficient cash and other resources to fund its short and long term business plans, including its current short term obligations, its stock repurchase program and its operations.

NOTE 8. INCOME TAX

The Company operates in approximately 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

In the quarter ended March 31, 2001, the Company's tax rate was reduced by approximately $10,200, primarily from the recognition of additional tax benefits arising from a 1998 non-U.S. reorganization which gave rise to tax deductible non-U.S. intangible assets. This change in estimate results from the reassessment of the benefits from the reorganization following new non-U.S. tax legislation enacted at the end of the first quarter of 2001.

In the quarter ended March 31, 2000, the Company's effective tax rate was impacted by a higher amount of Enterprise's investment gains, which were taxed at a U.S. federal rate of 35%, offset by the realization of certain net operating losses ("NOLs") due to the implementation of global tax planning strategies (approximately $3,000) and the reversal of previously accrued tax liabilities (approximately $3,000). These NOLs were previously reserved with a full valuation allowance. The reversal of previously accrued tax liabilities resulted from the true up of state and local tax returns and the favorable resolution of audits in certain foreign tax jurisdictions recognized during the first quarter of 2000.

While the Company intends to seek global tax planning initiatives, there can be no assurance that the Company will be able to successfully implement such initiatives.

NOTE 9. IMS HEALTH CAPITAL STOCK

On July 19, 2000 the Board of Directors authorized a stock repurchase program to buy up to 40 million shares, marking the fifth consecutive repurchase program the Company has implemented. Shares acquired through the repurchase program are open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18.

During the first three months of 2001, the Company repurchased approximately 3.5 million shares of outstanding common stock under this program, at a total cost of $91,224. As of March 31, 2001,

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

approximately 12 million shares had been repurchased since the inception of the July 2000 program at a total cost of $297,871.

The Company has re-issued approximately 6.7 million treasury shares under option exercises for proceeds of $111,866.

NOTE 10. OPERATIONS BY BUSINESS SEGMENT

Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making groups, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company, operating globally in approximately 100 countries, is managed by way of and delivers information, software and related services principally through the strategic business segments referenced below.

The chief operating decision-makers evaluate the performance and allocate resources based on revenue and operating income. All inter-segment transactions are excluded from management's analysis of operations by business segment.

As at March 31, 2001, the Company consisted of the following segments:

1. The IMS Segment, which consists of IMS Health, a leading global provider of market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Historically, this segment included Synavant and three small non-strategic software companies that are included in the Transaction Businesses Segment. The IMS Segment is managed on a global business model with global leaders for the majority of its critical business processes. Corporate expenses which were previously not allocated to segments, are now included with the IMS segment as the costs principally relate to management of the IMS business. Corporate expenses of $8,031 in the quarter ended March 31, 2000 have been reclassified accordingly.

2. The CTS Segment, which delivers high quality, cost-effective, full life-cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. CTS's solutions include application development and integration, application management and re-engineering services.

Additionally, during the quarter ended March 31, 2000, the Company also included:

The Transaction Businesses Segment, which consisted of Synavant, which serves the pharmaceutical industry by developing and selling pharmaceutical relationship management solutions that support sales and marketing decision making; Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry and three small non-strategic software companies. The Company spun-off the Synavant business on August 31, 2000, and sold Erisco to TriZetto and entered into a strategic alliance with TriZetto on October 3, 2000. The Company also divested or discontinued the other small non-strategic software businesses.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

-------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,         IMS        CTS        TRANSACTION       TOTAL
2001:                                                     BUSINESSES (2)  CONSOLIDATED
--------------------------------------------------------------------------------------
Revenue (1)                         $289,577    $39,985              -       $329,562
Operating Income                     $88,069     $8,389              -        $96,458
Total Assets at March 31, 2001    $1,134,569   $111,795              -     $1,246,364
(3) (4)
--------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,
2000:
--------------------------------------------------------------------------------------
Revenue (1)                         $263,851    $23,564        $65,108       $352,523
Operating Income (Loss)              $71,672     $5,123        ($1,735)       $75,060
Total Assets at March 31, 2000    $1,103,114    $72,809       $306,749     $1,482,672
(3) (4)
--------------------------------------------------------------------------------------

NOTES TO OPERATIONS BY BUSINESS SEGMENTS:

1. Revenue excludes inter-segment sales of $3,418 and $3,506 for March 31, 2001 and 2000, respectively.

2. Included in the Transaction Businesses Segment for the three months ended March 31, 2000 are revenue and operating losses related to the Synavant business of approximately $46,000 and ($4,000), respectively. Residual revenues and results of operations relate primarily to the Erisco business.

3. Total assets include Net Assets of Discontinued Operations of $60,112 and $99,234 as of March 31, 2001 and March 31, 2000, respectively.

4. CTS segment assets include cash and cash equivalents of $60,966 and $40,360 at March 31, 2001 and March 31, 2000, respectively.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

This discussion and analysis should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes.

IMS Health Incorporated (the "Company" or "IMS Health") is the world's leading provider of information solutions to the pharmaceutical and healthcare industries. IMS Health operates in approximately 100 countries and its key products include:

      o     Sales management information to optimize sales force productivity;

      o Market research for prescription and over-the-counter pharmaceutical products; and

      o     IT application development, integration and management services.

On August 31, 2000, IMS Health spun-off the businesses of Synavant, Inc. ("Synavant") by distributing the stock of Synavant to IMS Health's shareholders (the "Synavant Spin-Off"). The Synavant business includes the pharmaceutical industry automated sales and marketing support businesses previously operated by IMS Health Strategic Technologies Inc., and certain other foreign subsidiaries of IMS Health; substantially all of IMS Health's interactive and direct marketing business, including the business of Clark O'Neill, Inc., which was a wholly-owned subsidiary of IMS Health; and a majority stake in a foreign joint venture. On October 3, 2000, the Company sold Erisco Managed Care Technologies, Inc. ("Erisco") to The TriZetto Group, Inc. ("TriZetto") in exchange for an equity interest in TriZetto and entered into a technology and data alliance with TriZetto. These transactions, together with the divestitures or discontinuation of three small non-strategic software businesses, have resulted in a company concentrated on IMS Health's core data business of providing market information and decision support services to the pharmaceutical industry, together with the Company's 60.17% interest in Cognizant Technology Solutions Corporation ("CTS"), Enterprise Associates LLC ("Enterprises"), the Company's venture capital unit, and the Company's interest in TriZetto. IMS Health owns approximately 33% of TriZetto's common stock as at March 31, 2001, and accounts for its share of TriZetto on an equity basis.

As of March 31, 2001, IMS Health consisted of:

1. The IMS Segment, which consists of IMS Health, a leading global provider of market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Historically, this segment included Synavant and three small non-strategic software companies that are included in the Transaction Businesses Segment. The IMS Segment is managed on a global business model with global leaders for the majority of its critical business processes. Corporate expenses which were previously not allocated to segments, are now included with the IMS segment as the costs principally relate to management of the IMS business.

2. The CTS Segment, which delivers high quality, cost-effective, full life cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. The Company's solutions include application development

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      and integration, application management and re-engineering services.

Additionally, during the quarter ended March 31, 2000, the Company also included:

3. The Transaction Businesses Segment which consisted of: Synavant, which serves the pharmaceutical industry by developing and selling pharmaceutical relationship management solutions that support sales and marketing decision making; Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry and three small non-strategic software companies. The Company spun-off the Synavant business on August 31, 2000 and sold Erisco to TriZetto on October 3, 2000. The Company also divested or discontinued the other small non-strategic software businesses.

All prior year segment information has been reclassified to conform with the March 31, 2001 presentation.

OPERATING RESULTS

Revenue for the first quarter of 2001 decreased by 6.5% to $329,562 from $352,523 in the first quarter of the prior year. This decrease is primarily attributable to the inclusion of Synavant and Erisco revenues in the first quarter of 2000. Both were disposed of prior to the beginning of the first quarter of 2001.

IMS Health revenue, excluding the Transaction Businesses Segment, increased by 14.7% to $329,562 in the first quarter of 2001 from $287,415 for the first quarter of the prior year. On a constant dollar basis (i.e. a basis that eliminates currency rate fluctuations) revenue growth was 19.8% in the first quarter. This increase in revenue is primarily due to an increasing client base for the Japanese weekly data services, increased sales of Xponent resulting from the strength in the pharmaceutical industry and growth at CTS, as described below.

Operating costs for the Company include internal computer costs, the cost of data collection and production and costs attributable to personnel involved in production, data management and the processing and delivery of the Company's services. The Company's operating costs decreased by 10.9% to $124,614 in the first quarter of 2001 from $139,809 in the first quarter of the prior year due to operating costs in the first quarter of 2000 for Synavant and Erisco which are not in the 2001 results, partially offset by increased costs attributable to CTS and the IMS Segment.

IMS Health operating costs, excluding the Transaction Businesses Segment in 2001, increased by 14.8% to $124,614 in the first quarter of 2001 from $108,515 for the comparable quarter of 2000. This increase is attributable to an increased number of technical professionals at CTS to meet the increased demand for services and an increase of 7.9% in the IMS Segment to support higher revenues. The low increase for the IMS Segment reflects the benefits of cost containment programs.

Selling and administrative expenses consist primarily of the costs attributable to selling and administrative personnel, promotion, communications, management, finance, administration and occupancy. The Company's selling and administrative expenses decreased during the first quarter

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

of 2001 by 19.7% to $89,866 from $111,877 in the first quarter of the prior year due to expenses in the first quarter of 2000 for Synavant and Erisco which are not in the 2001 results, partially offset by increased costs primarily attributable to the CTS Segment.

IMS Health selling and administrative expenses, excluding the Transaction Businesses Segment, increased during the first quarter of 2001 by 6.1% from $84,733 to $89,866. The increase was primarily due to expenses incurred to expand CTS's sales and marketing activities and increased infrastructure expenses to support CTS's revenues. The IMS Segment selling and administrative costs increased by only 1.1% as a result of cost containment.

First quarter depreciation and amortization charges decreased by 27.8% from $25,777 in 2000 to $18,624 in 2001. This decrease primarily reflects the higher amortization in 2000 relating to the Transaction Businesses.

Operating income for the first quarter of 2001 increased by 28.5% reflecting the growth in the IMS and CTS segments. In the first quarter of 2000 the IMS segment profits offset losses made by the Transaction Businesses.

IMS Health operating income, excluding the Transaction Businesses Segment, increased by 25.6% in 2001 to $96,458 from $76,795 in the first quarter of the prior year. This growth is primarily due to the revenue growth in all geographic regions of the IMS segment and CTS and the slower growth in operating and selling and administrative expenses. Operating income growth outpaced revenue growth primarily due to the Company's ability to leverage its worldwide resources.

Net interest expense was $5,071 in the first quarter of 2001, compared with net interest expense of $226 in the first quarter of the prior year. This increase in expense is due to a higher level of short term borrowings to fund the Company's stock repurchase program and payment of the legacy D&B tax contingency made in May 2000.

Gains from Dispositions, Net, were $1,400 in the first quarter of 2001, compared to $49,442 in the first quarter of the prior year. During the first quarter of 2001 the Company disposed of IDRAC Holdings Inc. ("IDRAC"), a non-strategic property providing information on pharmaceutical product registration recording a gain of $1,990. In accordance with the IDRAC sales agreement, the Company is entitled to additional consideration of up to $4.9 million, which is contingent upon IDRAC achieving a specified level of revenues during 2001. This gain will be recognized once the conditions for payment have been satisfied. In 2000, the Company recorded $49,442 of pre-tax net gains due primarily to the sale of investments in American Cellular, Aspect Developments Inc., Mercator Software Inc., and Viant Corporation that were part of the Enterprises portfolio.

A $733 gain on the issuance of CTS stock, relating to the exercise of stock options, was recorded in the first quarter of 2001. This gain has been recognized in accordance with Staff Accounting Bulletin ("SAB") No. 51, Accounting for Sales of Stock by a Subsidiary.

Other Expense-Net, decreased in the first quarter to $6,479 from $8,708 in the first quarter of the prior year due to the inclusion in 2000 of non-recurring professional fees.

In the first quarter of 2001, the effective tax rate was 21.5% compared to 28.3% in the comparable quarter of 2000. This is more fully described in Note 8 to the Condensed Consolidated Financial

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Statements.

The TriZetto equity loss, net, of $2,557 has been recorded in the first quarter of 2001. The Company had no investment in TriZetto as of March 31, 2000.

Net income for the first quarter of 2001 decreased by 20.6% from $82,852 to $65,807, primarily due to the reduction in gains from dispositions which offset growth in the core business.

Basic earnings per share in the first quarter of 2001 were $0.22 versus earnings of $0.28 in the first quarter of the prior year. The decline was driven primarily by the reduction in gains from dispositions, offsetting growth in the core business.

Diluted earnings per share in the first quarter of 2001 were $0.22 compared with earnings of $0.27 in the first quarter of the prior year. The decline is attributable to the above mentioned items.

RESULTS BY BUSINESS SEGMENT

IMS SEGMENT

The IMS Segment consists of IMS Health, the world's leading provider of information solutions to the pharmaceutical and healthcare industries. Key products and services integral to customer day-to-day operations include market research for prescription and over-the-counter pharmaceutical products and sales management information to optimize sales force productivity.

IMS Segment revenue for the first quarter of 2001 increased 9.8% (15.2% on a constant dollar basis) to $289,577 from $263,851 in the first quarter of the prior year. Sales Management revenue increased 14.6% (20.0% on a constant dollar basis) to $176,348. Sales Management revenue growth is primarily due to Xponent in the United States and Europe and also to the weekly data product in Japan. Market Research revenue increased 5.4% to $104,606, and Other Services revenue decreased 19.4% to $8,623. Other Services revenue includes consultancy services which are ad hoc and less predictable in nature, and the quarterly decrease in Other Services revenue is due to the timing of such ad hoc revenues.

IMS Segment operating income for the first quarter increased 22.9% to $88,069 from $71,672 in the prior year. Operating income growth outpaced revenue growth due primarily to the segment's ability to leverage its established worldwide resources.

Corporate expenses which were previously not allocated to segments, are now included with the IMS segment as the costs principally relate to management of the IMS business.

CTS SEGMENT

CTS revenue for the quarter, net of inter-segment sales, increased 69.7% to $39,985 from $23,564 in the comparable period of the prior year. CTS operating income for the period increased 63.8% to $8,389 in the first quarter of 2001 from $5,123 in the comparable period of the prior year. The

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

increase resulted primarily from an increase in application development and integration, application management, re-engineering and other services partially offset by a decrease in Year 2000 compliance services. The significant revenue growth has driven the improvement at the operating income level.

TRANSACTION BUSINESSES SEGMENT

All of the Transaction Businesses Segment was spun-off, divested or discontinued in 2000 and, therefore, there are no comparable operating results in 2001.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

NET CASH PROVIDED BY OPERATING ACTIVITIES totaled $22,413 for the three months ended March 31, 2001, compared with net cash provided of $30,515 for the comparable period in 2000. The decrease in cash generated is primarily due to payment of accruals for bonuses, other compensation and amounts related to one-time charges recorded in 2000 and payments for accrued income tax liabilities, partially offset by the partial payment made by Neilsen Media Research ("NMR") in respect of the legacy D&B Tax Contingency (see Note 6 to the Condensed Consolidated Financial Statements). The movements in Accounts Payable and Accrued and Other Current Liabilities includes decreases in these balances of $18,341 due to non-recurring activities.

NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES totaled ($10,277) for the three months ended March 31, 2001 compared with cash provided of $19,962 for the comparable period in 2000. This decrease primarily reflects reduced Proceeds from Sale of Investments, Net (a net decrease of $37,645) together with higher payments for acquisitions, principally relating to Medicare Audits Ltd. ("Medicare"), a U.K. based hospital research firm ($8,454).

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES generated an inflow of $28,684 for the three months ended March 31, 2001, compared with a usage of $81,973 for the comparable period in 2000. This was due primarily to higher proceeds from the exercise of stock options ($107,079) and lower payments for the purchase of treasury stock ($26,027), partially offset by lower proceeds (net of repayments) from short-term borrowings ($20,784).

Financing Activities include cash dividends paid of $5,881 and $5,972 for the three months ended March 31, 2001 and 2000 respectively. Dividends paid per share were $0.02 for the quarter ended March 31, 2001.

At March 31, 2001 and December 31, 2000, the Company's Total Current Liabilities exceed its Total Current Assets primarily as a result of management's decision to maintain short-term borrowings instead of longer term debt instruments. This strategy allows the Company to achieve lower borrowing costs while providing flexibility to repay debt with cash flow from operations and proceeds from the exercise of stock options and the liquidation of equity holdings. Based on estimated future cash flows from operations, the ability to monetize Enterprises' investments upon distribution from venture capital partnerships, cash from future stock option exercises, the investment in Cognizant Technology Solutions as well as the Company's ability to obtain additional lines of credit and debt and to utilize existing lines of credit (see Note 7), the Company believes it

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

will have sufficient cash and other resources to fund its short and long term business plans, including its current short term obligations, its stock repurchase program and its operations.

On July 19, 2000 the Board of Directors authorized a stock repurchase program to buy up to 40 million shares, marking the fifth consecutive repurchase program the Company has implemented. Shares acquired through the repurchase program are open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18. As of March 31, 2001, approximately 12 million shares have been acquired under this program at a total cost of $297,871. During the first quarter of 2001, the Company repurchased approximately 3.5 million shares of outstanding common stock at a total cost of $91,224.

CHANGES IN FINANCIAL POSITION AT MARCH 31, 2001 COMPARED TO DECEMBER 31, 2000

CASH & CASH EQUIVALENTS increased to $157,163 at March 31, 2001 from $118,593 at December 31, 2000 (which includes $60,966 and $61,976 of CTS's cash and cash equivalents at March 31, 2001 and December 31, 2000, respectively). This increase is due primarily to cash generated by operating activities.

ACCOUNTS RECEIVABLE - NET increased to $239,079 at March 31, 2001 from $230,988 at December 31, 2000 due to strong revenue growth at IMS and CTS, partially offset by the impact of a generally stronger U.S. dollar. Day's Sales Outstanding ("DSO") increased to 65 days, from 60 at December 31, 2000. The March 31, 2001 DSO represents a 7 day improvement compared to March 31, 2000 (excluding the Transaction Businesses).

OTHER RECEIVABLE decreased to $30,606 at March 31, 2001 from $41,136 at December 31, 2000 as a result of a partial payment made by NMR for NMR's share of the legacy D&B Tax Contingency (See Note 6 to the Condensed Consolidated Financial Statements).

OTHER CURRENT ASSETS decreased to $99,579 at March 31, 2001 from $117,001 at December 31, 2000. The decrease was primarily due to lower deferred income tax balances as a result of the reclassification of certain deferred tax assets (approximately $8,000) to accrued income taxes, the deferred provision for income taxes (approximately $3,000) and lower cash due from brokers for stock option exercises ($9,779). These decreases were partially offset by higher prepayments ($4,876).

SECURITIES AND OTHER INVESTMENTS decreased to $79,752 at March 31, 2001 from $87,500 at December 31, 2000 due primarily to mark to market adjustments as a result of the impact of volatile market conditions on investments previously distributed from the venture capital fund partnerships to the Company.

TRIZETTO EQUITY INVESTMENT decreased to $133,342 at March 31, 2001 from $137,501 at December 31, 2000 due to IMS's share of TriZetto's net loss for the first quarter of 2001.

COMPUTER SOFTWARE decreased to $113,115 on March 31, 2001 from $117,688 at December 31, 2000 principally due to amortization charges ($8,058),

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

partially offset by investment in new products.

GOODWILL increased to $148,396 at March 31, 2001 from $144,100 at December 31, 2001 due primarily to additions relating principally to the acquisition of Medicare, offset by amortization charges.

ACCOUNTS PAYABLE decreased to $33,258 at March 31, 2001 from $45,198 at December 31, 2000 principally due to reduced sales and payroll tax liabilities ($9,359).

ACCRUED AND OTHER CURRENT LIABILITIES decreased to $165,705 at March 31, 2001 from $219,726 at December 31, 2000. The decrease is primarily due to payments of accruals for salaries, wages, bonuses and other compensation payments. The decrease also reflects the payment of non-recurring items.

SHORT-TERM DEBT increased to $399,381 at March 31, 2001 from $384,281 at December 31, 2000, due primarily to the funding of the Company's share repurchase program ($91,224), which was partially offset by Proceeds from Exercise of Stock Options ($111,866).

ACCRUED INCOME TAXES increased to $86,185 at March 31, 2001 from $81,856 at December 31, 2000. The increase is due to the increase in provision for income taxes, net of income tax payments made during the quarter, and the reclassification of certain tax assets from deferred income taxes.

DEFERRED REVENUES decreased to $91,579 at March 31, 2001 from $96,095 at December 31, 2000, principally due primarily to the amortization of annual subscription, maintenance and support contracts billed in advance at December 31, 2000.

SHAREHOLDERS' EQUITY increased to $158,792 at March 31, 2001 from $103,540 at December 31, 2000. The increase is primarily due to the net income recorded for the first quarter of 2001 ($65,807) and the net impact of the exercise of stock options ($111,866), partially offset by treasury stock repurchases ($91,224), adverse exchange rate movements relating mainly to the Japanese Yen ($20,126), dividends paid ($5,881) and a net increase in unrealized holding losses ($3,977).

EURO CONVERSION

On January 1, 1999, 11 member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency ("Euro"). The transition period for the introduction of the Euro is between January 1, 1999 and January 1, 2002.

The Company instituted plans for the introduction of the Euro and addressed the related issues, including the conversion of information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments, continuity of contracts, taxation and accounting records and the increased price transparency resulting from the use of a single currency in eleven participating countries which may affect the ability of some companies to price products differently in various European markets. The Company believes that differences in national market

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

size, data collection requirements and specific product specifications required due to the diverse market information needs in the healthcare markets of Europe will reduce the potential for price harmonization in most of the Company's product ranges.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by IMS Health, contain statements which, in the opinion of IMS Health, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Quarterly Report and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, Euro conversion and all other statements regarding the intent, plans, beliefs or expectations of IMS Health or its directors or officers. Stockholders are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements. These risks and uncertainties include, but are not limited to, risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks; to the extent IMS Health seeks growth through acquisitions, alliances or joint ventures, the ability to identify, consummate and integrate acquisitions, alliances and ventures on satisfactory terms; the ability to develop new or advanced technologies, systems and products for their businesses on time and on a cost-effective basis including but not limited to those that use or are related to the Internet; the ability to successfully maintain historic effective tax rates and to achieve estimated corporate overhead levels; competition, particularly in the markets for pharmaceutical information; regulatory, legislative and enforcement initiatives, particularly in the area of medical privacy and tax; the ability to timely and cost-effectively resolve any problems associated with the Euro currency issue, including the possibility of problems with internal data processing systems; the ability to obtain future financing on satisfactory terms; deterioration in economic conditions, particularly in the pharmaceutical, healthcare, or other industries in which IMS Health's customers may operate; consolidation in the pharmaceutical industry and the other industries in which IMS Health's customers operate; conditions in the securities markets which may effect the value or liquidity of portfolio investments and management's estimates of lives of assets, recoverability of assets, fair market value, estimates and liabilities and accrued income tax benefits and liabilities; and; failure of third parties to convert their information technology systems to the Euro currency in a timely manner and actions of government agencies and other third parties with respect to Euro currency issues. Consequently, all the forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including, but not limited to, the information contained under this heading and the Condensed Consolidated Financial Statements and notes thereto for the three month period ended March 31, 2001 and by the material set forth under the headings "Business" and "Factors that May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. IMS Health is under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

IMS HEALTH INCORPORATED


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth in "Note 7. Financial Instruments" of Notes to Condensed Consolidated Financial Statements on pages 14-16.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information in response to this Item is set forth in "Note 6. Contingencies" of Notes to Condensed Consolidated Financial Statements on pages 10 through 14 hereof.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

      None.


(b)   Reports on 8-K:

A report on Form 8-K was filed on January 16, 2001 to present under Item 5, Other Events, disclosure regarding (i) the resignations of Robert E. Weissman and Victoria R. Fash from their positions as members of the Board of Directors of the Company and their positions as Vice Chairmen and (ii) certain charges related to changes in management the Company expected to record in the fourth quarter of fiscal 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      IMS Health Incorporated


                               By:    /s/ James C. Malone
                                      --------------------------------------
Date: May 15, 2001                    James C. Malone
                                      Chief Financial Officer


                                      /s/ Wendy J. Timmins
                                      --------------------------------------
Date: May 15, 2001                    Wendy J. Timmins
                                      Vice President & Controller
                                      (Principal Accounting Officer)