Form 10-Q
period 2001-06-30
IMS HEALTH INC
filed 2001-08-14
CIK 1058083

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Title of Class                Shares Outstanding
                  --------------                 At June 30, 2001
                  Common Stock,                  ----------------
             par value $.01 per share               297,884,037

                             IMS HEALTH INCORPORATED

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                          PAGE(S)

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income
     Three Months Ended June 30, 2001 and 2000                            3

Condensed Consolidated Statements of Income
     Six Months Ended June 30, 2001 and 2000                              4

Condensed Consolidated Statements of Comprehensive Income
      Three Months and Six Months Ended June 30, 2001 and 2000            5

Condensed Consolidated Statements of Financial Position
     June 30, 2001 and December 31, 2000                                  6

Condensed Consolidated Statements of Cash Flows
     Six Months Ended June 30, 2001 and 2000                             7-8

Notes to Condensed Consolidated Financial Statements                     9-21

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND OPERATING RESULTS                                    22-33

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        33

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                 34

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                         34

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               34

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  35

SIGNATURES                                                                36

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               THREE MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                         ------------------------------
                                                                                             2001             2000
                                                                                         -------------    -------------
OPERATING REVENUE                                                                        $     334,349    $     369,401

Operating Costs                                                                                122,548          145,917
Selling and Administrative Expenses                                                             88,709          120,812
Depreciation and Amortization                                                                   15,885           24,125
-----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                               107,207           78,547
-----------------------------------------------------------------------------------------------------------------------
Interest Income                                                                                  1,670              897
Interest Expense                                                                                (5,433)          (2,034)
Gains from Dispositions - Net                                                                      975            8,272
Loss on Issuance of Investees' Stock - Net                                                      (3,062)              --
Other Expense - Net                                                                             (1,330)          (4,965)
-----------------------------------------------------------------------------------------------------------------------
Non-Operating (Expense)/Income - Net                                                            (7,180)           2,170
-----------------------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                                                       100,027           80,717
Provision for Income Taxes                                                                     (34,240)         (30,488)
TriZetto Equity Loss, Net of Income Tax Benefit of $802 for 2001                                (1,243)              --
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                               $      64,544    $      50,229
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK                                                 $        0.22    $        0.17
-----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK                                               $        0.21    $        0.17
-----------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares Outstanding - Basic                                      295,914,000      297,236,000
Dilutive Effect of Shares Issuable as of Period-End Under Stock Option Plans                 5,047,000          600,000
Adjustment of Shares Outstanding Applicable to Exercised/Cancelled Stock Options
     During the Period                                                                       1,303,000            9,000
-----------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding - Diluted                                    302,264,000      297,845,000
-----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                         ------------------------------
                                                                                             2001             2000
                                                                                         -------------    -------------
OPERATING REVENUE                                                                        $     663,911    $     721,924

Operating Costs                                                                                247,162          285,725
Selling and Administrative Expenses                                                            178,575          232,689
Depreciation and Amortization                                                                   34,509           49,903
-----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                               203,665          153,607
-----------------------------------------------------------------------------------------------------------------------
Interest Income                                                                                  2,834            2,004
Interest Expense                                                                               (11,668)          (3,367)
Gains from Dispositions - Net                                                                    2,375           57,714
Loss on Issuance of Investees' Stock - Net                                                      (2,329)              --
Other Expense - Net                                                                             (7,809)         (13,673)
-----------------------------------------------------------------------------------------------------------------------
Non-Operating (Expense)/Income - Net                                                           (16,597)          42,678
-----------------------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                                                       187,068          196,285
Provision for Income Taxes                                                                     (52,917)         (63,204)
TriZetto Equity Loss, Net of Income Tax Benefit of $2,450 for 2001                              (3,800)              --
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                               $     130,351    $     133,081
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK                                                 $        0.44    $        0.45
-----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK                                               $        0.43    $        0.44
-----------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares Outstanding - Basic                                      294,534,000      298,576,000
Dilutive Effect of Shares Issuable as of Period-End Under Stock Option Plans                 4,644,000        2,287,000
Adjustment of Shares Outstanding Applicable to Exercised/Cancelled Stock Options
     During the Period                                                                       2,050,000           48,000
-----------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding - Diluted                                    301,228,000      300,911,000
-----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                 THREE MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                             ---------------------------
                                                                                                  2001         2000
                                                                                             ---------------------------
Net Income                                                                                     $  64,544    $  50,229
Other Comprehensive Income, Net of Taxes:
      Foreign Currency Translation Losses                                                         (7,849)      (8,888)
      Unrealized Gains/(Losses) on Securities:
         Unrealized Holding Gains/(Losses) on Securities Arising During the Period:
           Gartner, Inc. Shares Held For Sale (Net of Tax (Expense)/Benefit of $(9,836) in
           2001 and $9,068 in 2000)                                                               18,266      (16,842)
           Other Investments (Net of Tax Expense of $2,111 and $3,710 for 2001 and 2000,
           respectively)                                                                           3,920        6,892
      Less: Reclassification Adjustment for Gains included in Net Income (Net of
       Tax (Expense) of $(379) and $(4,783) for 2001 and 2000, respectively)                        (704)      (8,884)
------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains/(Losses) on Investments, Net of Tax                                    21,482      (18,834)
------------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Income/(Loss), Net of Tax                                               13,633      (27,722)
------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                           $  78,177    $  22,507
========================================================================================================================

                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                             ---------------------------
                                                                                                  2001         2000
                                                                                             ---------------------------
Net Income                                                                                     $ 130,351    $ 133,081
Other Comprehensive Income, Net of Taxes:
      Foreign Currency Translation Losses                                                        (27,975)     (18,505)
      Unrealized Gains/(Losses) on Securities:
         Unrealized Holding Gains/(Losses) on Securities Arising During the Period:
           Gartner, Inc. Shares Held For Sale (Net of Tax (Expense)/Benefit of $(9,467) in
           2001 and $7,859 in 2000)                                                               17,582      (14,595)
           Other Investments (Net of Tax  Benefit/(Expense)  of $537 and $(36,330) for 2001
           and 2000, respectively)                                                                  (998)      58,884
      Less: Reclassification Adjustment for Losses/(Gains) included in Net Income (Net of
       Tax Benefit/(Expense) of $496 and $(9,540) for 2001 and 2000, respectively)                   921      (21,487)
------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains on Investments, Net of Tax                                             17,505       22,802
------------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive (Loss)/Income, Net of Tax                                              (10,470)       4,297
------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                           $ 119,881    $ 137,378
========================================================================================================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   JUNE 30,      DECEMBER 31,
                                                                                     2001           2000
                                                                                  -----------    -----------
ASSETS:
CURRENT ASSETS:
Cash and Cash Equivalents                                                         $   179,476    $   118,593
Accounts Receivable - Net                                                             252,309        230,988
Other Receivable (Note 7)                                                              30,606         41,136
Other Current Assets                                                                   87,607        117,001
Net Assets from Discontinued Operations (Note 4)                                       72,569         60,799
------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                         622,567        568,517
------------------------------------------------------------------------------------------------------------
SECURITIES AND OTHER INVESTMENTS                                                       84,496         87,500
TRIZETTO EQUITY INVESTMENT                                                            127,371        137,501
PROPERTY, PLANT AND EQUIPMENT - NET                                                   141,550        145,447
OTHER ASSETS - NET:
Computer Software                                                                     117,836        117,688
Goodwill                                                                              146,415        144,100
Other Assets                                                                           39,863         42,254
------------------------------------------------------------------------------------------------------------
         Total Other Assets - Net                                                     304,114        304,042
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $ 1,280,098    $ 1,243,007
------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable                                                                  $    40,475    $    45,198
Accrued and Other Current Liabilities                                                 149,292        219,726
Short-Term Debt                                                                       331,184        384,281
Accrued Income Taxes                                                                   74,826         81,856
Deferred Revenues                                                                      86,996         96,095
------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                    682,773        827,156
------------------------------------------------------------------------------------------------------------
POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS                                           44,397         43,471
OTHER LIABILITIES                                                                     132,261        133,498
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                     859,431      1,004,125
------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 7)
MINORITY INTERESTS                                                                    141,340        135,342
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $.01, Authorized 800,000,000 Shares;
Issued 335,045,390 Shares at June 30, 2001 and December 31, 2000, respectively          3,350          3,350
Capital in Excess of Par                                                              514,180        596,273
Retained Earnings                                                                     878,706        760,140
Treasury Stock, at Cost, 37,161,353 and 43,703,384 Shares at
      June 30, 2001 and December 31, 2000, respectively                              (989,514)    (1,139,298)
Cumulative Translation Adjustment                                                    (134,392)      (106,417)
Minimum Pension Liability Adjustment                                                     (672)          (672)
Unrealized Loss on Gartner, Inc., net of tax benefit                                   (3,364)       (20,946)
Unrealized Gains on Investments, net of tax expense                                    11,033         11,110
------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                            279,327        103,540
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 1,280,098    $ 1,243,007
------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                           ----------------------
                                                                                             2001         2000
                                                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                            $ 130,351    $ 133,081
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY/(USED IN)
OPERATING ACTIVITIES:
   Depreciation and Amortization                                                              34,509       49,903
   Gains from Sale of Investments, Net                                                        (2,375)     (57,714)
   Loss on Issuance of Investees' Stock                                                        2,329           --
   Deferred Income Taxes                                                                       2,335       20,641
   TriZetto Equity Loss, Net                                                                   3,800           --
   Minority Interests in Net Income of Consolidated Companies                                 10,050        7,038
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
   Net Increase in Accounts Receivable                                                       (30,965)      (9,762)
   Net Increase in Prepaid Expenses                                                           (6,676)      (3,794)
   Net (Decrease)/Increase in Accounts Payable                                                (2,563)       2,949
   Net Decrease in Accrued and Other Current Liabilities                                     (62,323)     (19,550)
   Net Decrease in Deferred Revenues                                                          (5,403)     (22,003)
   Net Increase in Accrued Income Taxes                                                        1,586       21,246
   Net Tax Benefit on Stock Option Exercises                                                  24,764          350
   Payment on Legacy D&B Tax Contingency (Note 7)                                                 --     (212,291)
   Neilsen Media Research payment received in respect of Legacy D&B Tax
      Contingency (Note 7)                                                                    10,530           --
   Net Decrease in Benefit Payments                                                               --       (1,634)
   Other Working Capital Items - Net                                                          (1,020)        (875)
-------------------------------------------------------------------------------------------------------------------
Net Cash Provided by/(Used in) Operating Activities                                          108,929      (92,415)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS (USED IN)/PROVIDED BY INVESTING ACTIVITIES:
   Capital Expenditures                                                                      (12,407)     (13,051)
   Additions to Computer Software                                                            (18,134)     (21,139)
   Payments for Acquisitions of Businesses                                                   (10,336)      (4,588)
   Proceeds from Sale of Investments, Net                                                      1,346       66,734
   Proceeds from Sale of IDRAC Holdings Inc., Net                                              2,940           --
   Net Increase in Other Investments                                                             (61)     (16,710)
   Other Investing Activities - Net                                                            4,308      (10,630)
-------------------------------------------------------------------------------------------------------------------
Net Cash (Used in)/Provided by Investing Activities                                          (32,344)         616
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS (USED IN)/PROVIDED BY FINANCING ACTIVITIES:
   Payments for Purchase of Treasury Stock                                                  (170,961)    (119,623)
   Proceeds from Exercise of Stock Options                                                   211,547        6,326
   Dividends Paid                                                                            (11,785)     (11,923)
   Proceeds from Employee Stock Purchase Plan                                                  1,436        1,608
   Short-Term Borrowings                                                                      30,314      245,588
   Short-Term Debt Repayments                                                                (83,416)     (40,500)
   Other Financing Activities - Net                                                           10,599         (420)
-------------------------------------------------------------------------------------------------------------------
Net Cash (Used in)/Provided by Financing Activities                                          (12,266)      81,056
-------------------------------------------------------------------------------------------------------------------
 Effect of Exchange Rate Changes                                                              (3,436)      (1,984)
-------------------------------------------------------------------------------------------------------------------
 Increase/(Decrease) in Cash and Cash Equivalents                                             60,883      (12,727)
 Cash and Cash Equivalents, Beginning of Period                                              118,593      115,875
-------------------------------------------------------------------------------------------------------------------
 Cash and Cash Equivalents, End of Period                                                  $ 179,476    $ 103,148
-------------------------------------------------------------------------------------------------------------------

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------
                                                                            2001      2000
                                                                           -------   -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid during the Period for Interest                                   $14,393   $ 3,324
Cash Paid during the Period for Income Taxes (Exclusive of payment of
   Legacy D&B Tax Contingency - See Note 7 to the Condensed Consolidated
   Financial Statements)                                                   $19,802   $27,254
Cash Received from Income Tax Refunds                                      $ 1,032   $ 8,677

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

On August 31, 2000, IMS Health spun-off the businesses of Synavant, Inc. ("Synavant") by distributing the stock of Synavant to IMS Health's shareholders (the "Synavant Spin-Off"). The Synavant businesses include the pharmaceutical industry automated sales and marketing support businesses previously operated by IMS Health Strategic Technologies Inc., and certain other foreign subsidiaries of IMS Health; substantially all of IMS Health's interactive and direct marketing business, including the business of Clark O'Neill, Inc., which was a wholly-owned subsidiary of IMS Health; and a majority stake in a foreign joint venture. On October 3, 2000, the Company sold Erisco Managed Care Technologies, Inc. ("Erisco") to The TriZetto Group, Inc. ("TriZetto") in exchange for an equity interest in TriZetto and entered into a technology and data alliance with TriZetto. These transactions, together with the divestitures or discontinuation of three small non-strategic software businesses, have resulted in a company concentrated on IMS Health's core data business of providing market information and decision support services to the pharmaceutical industry, together with the Company's 59.2% interest in Cognizant Technology Solutions Corporation ("CTS"), the Company's venture capital unit - Enterprise Associates LLC ("Enterprises"), and the Company's interest in TriZetto. IMS Health owns approximately 28% of TriZetto's common stock as at June 30, 2001, and accounts for its share of TriZetto on an equity basis.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3. SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. In the event that the Company acquires goodwill subsequent to June 30, 2001 it will not be amortized. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives be amortized. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. The Company will adopt SFAS No. 142 beginning January 1, 2002 and at that time will stop amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. The Company is currently evaluating the financial impact of adopting these pronouncements.

NOTE 4. INVESTMENT IN GARTNER, INC. ("GARTNER") STOCK

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

The Company's remaining investment in Gartner at June 30, 2001 consists of 6,597,292 Gartner Class A Shares (at an original cost basis of $77,745 or $11.78 average per common share). Under the terms of the IRS ruling, the Company must monetize the remaining position in Gartner to maintain the tax-free nature of the Gartner Spin-Off. Accordingly, net assets from discontinued operations in the amount of $72,569 are included in current assets at June 30, 2001. These shares have been accounted for as an available for sale investment. The Company has classified its investment in Gartner as a current asset as it intends to dispose of it in the short-term if and when it recovers substantially all of its cost, but has the ability to hold the investment on a long-term basis. The Company continues to evaluate different alternatives for monetizing its remaining investment in Gartner in the short-term.

Following a decline in the market value of Gartner stock below cost for the first time in late 2000, the Company performed, and continues to perform, a periodic assessment in accordance with its policy to determine whether an other-than-temporary decline in fair value had occurred. The Company evaluated the recoverability of the investment by reviewing recent information related to the industry and the operating results and financial position of Gartner and by considering the

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Company's ability and intent to hold the investment on a short or long-term basis if need be. The Company concluded that evidence existed to support the recoverability of its carrying value, that there were no events or changes in circumstances specifically relating to Gartner, that the underlying business fundamentals are strong and that the decline in the market value is consistent with the historical volatility of the stock and is attributable to the general market conditions. Accordingly, the Company concluded that the decline in market value of the Gartner stock as of June 30, 2001, which is reflected as Unrealized Loss on Gartner Shares, within Shareholders' Equity, was temporary in nature and has not adjusted the cost basis of its investment.

NOTE 5. ACQUISITIONS AND DISPOSITIONS

During the first six months of 2001, the Company exercised its option to purchase the remaining interest in Medicare Audits Ltd. ("Medicare"), a U.K. based hospital research firm for a net cash payment of $7,889. After a preliminary allocation of the purchase price to the assets acquired, goodwill of $6,724 was recorded.

In addition, during the first six months of 2001, the Company recorded $2,375 of pre-tax net gains. This includes a gain of $1,990 recorded in the first quarter, resulting from the sale of IDRAC Holdings Inc. ("IDRAC"), a non-strategic property that provides information on pharmaceutical product registrations, to a wholly owned subsidiary of Information Holdings Inc. ("IHI"). The operating results of IDRAC were not significant to the results of operations of the Company. In accordance with the IDRAC sales agreement, the Company is entitled to additional consideration of up to $4.9 million, which is contingent upon IDRAC achieving a specified level of revenues during 2001. This gain will be recognized when and if all the conditions for payment have been satisfied. In a separate transaction, the Company also granted a non-exclusive perpetual license to IHI to use certain data for aggregate cash consideration of approximately $17 million.

During the first six months of 2000, the Company recorded $57,714 of pre-tax net gains due primarily to the sale of investments in American Cellular, Aspect Development Inc., Mercator Software Inc., Viant Corporation and Verisign Inc., which were part of the Company's investment portfolio. Included in this amount are pre-tax net gains of $8,272 recorded during the second quarter of 2000.

As described in Note 2 and Note 11, Synavant was spun-off to the Company's shareholders on August 31, 2000 and Erisco was sold to TriZetto on October 3, 2000. As such, the results of Erisco and Synavant are included in the Condensed Consolidated Statements of Income and Cash Flows for the three and six months ended June 30, 2000, but not for the three and six months ended June 30, 2001.

NOTE 6. INVESTMENT IN TRIZETTO

Summary financial information for TriZetto for the three and six months ended June 30, 2001 is presented below. The amounts shown represent consolidated TriZetto operating results, unaudited, based on publicly available information.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED JUNE 30, 2001:

    Net Sales                                   $   53,319
    Gross Profit                                $   17,110
    Loss from Operations                        $  (18,167)
    Net Loss                                    $  (14,981)

SIX MONTHS ENDED JUNE 30, 2001:

    Net Sales                                   $   99,358
    Gross Profit                                $   29,223
    Loss from Operations                        $  (41,193)
    Net Loss                                    $  (32,915)

The market value of the Company's investment in TriZetto was approximately $112,321 as at June 30, 2001. The investment in TriZetto is accounted for on an equity basis and is not marked to market. The Company believes that the decline in market value at June 30, 2001 is temporary in nature and has not adjusted the cost basis of its investment. Subsequent to the quarter end the market value of the Company's investment in TriZetto exceeded the cost basis of its holding.

The issuance by TriZetto of shares of common stock resulted in a loss recorded in the second quarter of 2001. The majority of these shares were issued in a follow-on offering which generated proceeds of approximately $56 million. The remaining shares were issued primarily for an acquisition by TriZetto in April 2001. The issuance of equity by TriZetto resulted in the reduction of IMS Health's ownership stake from approximately 33% on March 31, 2001 to approximately 28% on June 30, 2001. This loss has been recognized in accordance with Staff Accounting Bulletin ("SAB") No. 51, "Accounting for Sales of Stock by a Subsidiary".

NOTE 7. CONTINGENCIES

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

In light of the potentially significant liabilities which could arise from the IRI Action and in order to facilitate the distribution by D&B of shares of Cognizant Corporation ("Cognizant") and ACNielsen Corporation (the parent company of A.C. Nielsen Company) in 1996, D&B, ACNielsen and Cognizant entered into an Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating liabilities that may arise out of or in connection with the IRI Action, and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that, in the event of an adverse decision, ACNielsen will assume exclusive liability for liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount") and that Cognizant and D&B will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen will be able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses. On February 19, 2001, ACNielsen announced that it merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included with ACNielsen for purposes of determining the ACN Maximum Amount.

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

MATTERS BEFORE THE EUROPEAN COMMISSION

The Company is the subject of complaints filed with the European Commission (the "Commission") pursuant to Article 3 of Council Regulation No. 17 of 1972. The complaints with the Commission were filed by Source Informatics Ltd. (December 1, 1997), NDC Health Information Services (Arizona) Inc. (May 13, 1998), and Source Informatics S.A/N.V. (February 18, 2000) (which also filed a complaint with the Belgian Competition Council, where a complaint filed by SmithKline Beecham is also pending). The EC complaints allege that the Company has been and continues to engage in certain commercial practices that violate Articles 81 and 82 of the EC Treaty, which relate to agreements or abuses of a dominant position that adversely affect competition. The Company responded to the complaints denying the allegations contained therein and provided information to the Commission pursuant to formal information requests.

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

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

On December 19, 2000, National Data Corporation ("NDC") lodged an application with the Commission requesting that the Commission initiate a proceeding against the Company for an alleged infringement of Article 82 of the EC Treaty and granting interim measures (the "Application"). The Application concerns an IMS Health geographic mapping structure used for the reporting of regional sales data in Germany which the German courts have ruled is copyright protected. The Application requests that the Commission grant interim relief requiring the Company to grant NDC a compulsory license to enable NDC to use this structure in its competing regional sales data service in Germany. The Company filed preliminary comments to the Application and has provided information to the Commission pursuant to certain formal information requests.

On March 8, 2001, the Commission decided to initiate formal proceedings against the Company through the adoption of another statement of objections alleging that the Company's refusal to enter into negotiations with NDC following NDC's request for a license to use the aforementioned geographic mapping structure could constitute an abuse of a dominant position in contravention of Article 82 of the EC Treaty. In addition, the Commission proposed the granting of interim measures requiring the Company to license this structure to third parties, including NDC, until the Commission adopts a final decision on the merits of the case. On April 2, 2001, the Company filed its written answer to the new statement of objections and on April 6, 2001, the Company attended an oral hearing before the Commission where it presented its defense of this matter.

On July 3, 2001, the Commission announced its decision in these proceedings (the "Decision") ordering interim measures pending a final decision on the Application. The Decision requires the Company to grant a license of the geographic mapping structure on commercially reasonable terms without delay to NDC and to other businesses currently present on the German regional sales data market should they request a license. The terms and royalties to be paid for the license are to be agreed between the Company and the requesting party, and if agreement cannot be reached in a two week period, then the terms and royalties for the license will be determined by one or more independent experts agreed to by the parties, or if the parties cannot agree, then the Commission shall appoint one or more experts. The Decision states that the expert(s) shall communicate its determination to the Commission for approval within two weeks of being chosen. Finally, the Decision provides for a penalty of [EURO]1000 (EUROS) per day should the Company fail to comply with the Decision.

Following issuance of the Decision, NDC and Azyx requested from the Company a license to the geographic mapping structure. The Company was not able to agree with NDC or Azyx on the terms and royalties to be paid for the license or the determination of one or more independent experts. To date, the Commission has not appointed one or more independent experts.

The Company intends to fully comply with the Decision, notwithstanding that it contradicts prior decisions of competent German courts which have found that the Company's refusal to license its copyright to competitors that compete in the same market and that have been found to have infringed the Company's copyright does not constitute a violation of either EC or German competition law.

On August 6, 2001, the Company lodged an appeal to the European Court of First Instance (the

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

"CFI") requesting the CFI to fully suspend the operation of the Decision until it has rendered judgment on the appeal. The Company's appeal seeks the annulment of the Decision in its entirety.

On August 10, 2001, the President of the CFI issued an order provisionally suspending operation of the Decision until the President has an opportunity to make a final ruling on the Company's application to suspend the Decision. The Company expects that the CFI will rule on its request to suspend the operation of the Decision in September or October 2001, and on the appeal seeking annulment of the Decision at a later date.

The Company intends to vigorously defend the above matters. Management of the Company is unable to predict at this time the final outcome of these matters or whether the resolution of these matters could materially affect the Company's results of operations, cash flows, or financial position.

OTHER CONTINGENCIES

The Company, Cognizant and D&B have entered, and the Company continues to enter, into global tax planning initiatives in the normal course of their businesses. These activities are subject to review by tax authorities. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to the Company, Cognizant or D&B.

In 1999, the Company was informed by D&B that the IRS was reviewing D&B's utilization of certain capital losses during 1989 and 1990. In response, D&B advised that it intended to file an amended tax return for these periods and to pay this amount in order to prevent further interest from accruing. In May 2000, D&B paid $349,291 of this amount and the Company paid $212,291 pursuant to its obligation under the 1996 Distribution Agreement and the Distribution Agreement between Cognizant (renamed NMR) and the Company (the "1998 Distribution Agreement"), whereby the Company is in effect obligated to pay one-half of the tax and interest owed to the IRS for this matter to the extent the liability exceeds $137,000. In the second quarter of 2000, D&B received a formal assessment from the IRS with respect to this matter in the amount of $561,582, for additional tax and interest due, which was satisfied by the payments made by D&B and the Company in May 2000. D&B has advised the Company that, notwithstanding the filing and payment, it intends to contest the assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. The Company had previously accrued for this liability and, therefore, this payment did not result in an expense in 2000.

Pursuant to the 1998 Distribution Agreement, NMR is responsible for a portion of the amount that the Company paid pursuant to the 1996 Distribution Agreement (approximately $41,000 according to the Company's calculations). NMR was not obligated to pay its share to the Company until January 2, 2001. In December 2000, the Company requested reimbursement of this amount from NMR. On January 2, 2001, NMR made a payment of $10,530 in respect of such matter but refused to pay the remaining $30,606 based on its interpretation of the 1998 Distribution Agreement. The Company believes that NMR's position has no merit and plainly contravenes the terms of the 1998 Distribution Agreement. Accordingly, the Company has accrued for the contemplated payment from NMR and has recorded an account receivable. The Company has commenced arbitration regarding this matter by filing a Demand for Arbitration with the American Arbitration Association

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

As part of the Synavant Spin-Off, IMS Health and Synavant entered into a Distribution Agreement. In connection with the Distribution, Synavant will be jointly and severally liable to the other parties in the 1996 and 1998 Distribution Agreements for the liabilities relating to certain tax matters as well as those relating to the IRI Action. Under the Synavant Distribution Agreement, as between IMS Health and Synavant, each will bear 50% of IMS Health's share of these liabilities (net of the liability borne by NMR) up to a maximum liability of $9,000 for Synavant. If, contrary to expectations, the Synavant Spin-Off were not to qualify as tax free under Section 355 of the Internal Revenue Code, then, in general, a corporate tax would be payable by the consolidated group, of which IMS Health is a common parent and Synavant is a member, based on the difference between (x) the fair market value of the Synavant Common Stock on the date of the Synavant Spin-Off and (y) the adjusted basis of such Synavant Common Stock. In addition, under the consolidated return rules, each member of the consolidated group would be severally liable for such tax liability. IMS Health estimates that the aggregate tax liability in this regard is not expected to exceed $100,000. Pursuant to the Tax Allocation Agreement, IMS Health would be liable for the resulting corporate tax, except as provided in the Distribution Agreement. In the opinion of management and based on the opinion of tax counsel it is not probable that the Company will incur this liability.

The Company intends to vigorously defend the matters noted above. The Company is unable to predict at this time the final outcome of these matters or whether the resolution of these matters could materially affect the Company's results of operations, cash flows, or financial position.

NOTE 8. FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133". These statements standardize the accounting for derivative instruments. The Company is required to record all derivative instruments on the balance sheet at fair value. Derivatives that are not classified as hedges are adjusted to fair value through earnings. Changes in fair value of the derivatives that the Company has designated

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

and that qualify as effective hedges are recorded in either other comprehensive income or earnings. Any ineffective portion of the Company's derivatives that are classified as hedges is immediately recognized in earnings. The cumulative effect of the change in accounting principles recorded on January 1, 2001 as well as the impact on the three and six months ended June 30, 2001 were not material to the Company's results of operations, financial positions or cash flows.

FOREIGN EXCHANGE RISK MANAGEMENT

The Company transacts business in virtually every part of the world and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with changes in foreign exchange rates to allow management to focus its attention on its core business activities. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to reduce the income statement impact of exchange rate volatility. The Company's policy is to maintain coverage between minimum and maximum percentages of its estimated foreign exchange exposures over the next year. The gains and losses are designed to offset changes in the value of the underlying exposures.

It is the Company's policy to enter into foreign currency derivative contracts only to the extent necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for investment or speculative purposes.

CREDIT CONCENTRATIONS

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by counterparties. The Company would not realize a material loss as of June 30, 2001 in the event of non-performance by any one counterparty. The Company enters into transactions only with financial institution counterparties which have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances principally from customers in the pharmaceutical industry. The Company's trade receivables do not represent significant concentrations of credit risk at June 30, 2001 due to the high quality of its customers and their dispersion across many geographic areas.

LINES OF CREDIT AND LIQUIDITY

The Company had unused available lines of credit of $234,149 and $178,975 at June 30, 2001 and December 31, 2000 respectively. In general, the terms of these lines of credit give the Company the option to borrow at an interest rate equal to LIBOR plus 37.5 or 44.5 basis points and can be withdrawn by the banks under certain conditions. The commitment fee associated with the unused lines of credit is 22.5 basis points per year, increased to 28.85 basis points if the facilities are less than 50% utilized.

At June 30, 2001 and December 31, 2000 the Company's Total Current Liabilities exceeded its Total Current Assets primarily as a result of management's decision to maintain short-term borrowings instead of longer-term debt instruments (at June 30, 2001 the working capital deficit has

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

decreased substantially since the year-end). This allows the Company to achieve lower borrowing costs while providing flexibility to repay debt with cash flow from operations, proceeds from the exercise of stock options and the liquidation of equity holdings. Based on estimated future cash flows from operations, the ability to monetize Enterprises' investments upon distribution from venture capital partnerships, cash from future option exercises, the investment in CTS as well as the Company's ability to obtain additional lines of credit and debt and to utilize existing lines of credit, the Company believes it will have sufficient cash and other resources to fund its short and long-term business plans, including its current short-term obligations, its stock repurchase program and its operating cash flow requirements.

NOTE 9. INCOME TAX

The Company operates in approximately 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

In 2001, the Company's effective tax rate was reduced by approximately $10,200, primarily from the recognition of additional tax benefits (approximately $11,700) arising from a 1998 non-U.S. reorganization which gave rise to tax deductible non-U.S. intangible assets. This change in estimate, which was recorded in the quarter ended March 31, 2001, resulted from the reassessment of the tax benefits from the reorganization following new non-U.S. tax legislation enacted at the end of the first quarter of 2001.

In 2000, the Company's effective tax rate was impacted by a higher amount of Enterprises' investment gains, which were taxed at a U.S. federal rate of 35%, offset by the realization of certain net operating losses ("NOLs") due to the implementation of global tax planning strategies (approximately $2,800) and the reversal of previously accrued tax liabilities (approximately $3,000). These tax planning strategies were developed and implemented during the first quarter of 2000. These NOLs were previously reserved with a full valuation allowance. The reversal of previously accrued tax liabilities resulted from the true up of state and local tax returns and the favorable resolution of audits in certain non-U.S. tax jurisdictions.

While the Company intends to continue to seek global tax planning initiatives, there can be no assurance that the Company will be able to successfully implement such initiatives.

NOTE 10. IMS HEALTH CAPITAL STOCK

On July 19, 2000 the Board of Directors authorized a stock repurchase program to buy up to 40 million shares, marking the fifth consecutive repurchase program the Company has implemented. Shares acquired through the repurchase program are open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18.

The Company repurchased approximately 2.9 million shares of outstanding common stock under this program in the second quarter of 2001 at an average price of $27.59 per share or a total cost of $79.7 million. For the first six months the Company repurchased approximately 6.4 million shares at an average price of $26.58 per share, or a total cost of $171.0 million. As of June 30, 2001 approximately 14.9 million shares had been repurchased since the inception of the July 2000

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

program at a total cost of $377.6 million.

The Company re-issued approximately 5.9 million treasury shares under option exercises for proceeds of $124.4 million during the second quarter. For the year to date 12.6 million such shares have been issued for proceeds of $211.5 million.

NOTE 11. OPERATIONS BY BUSINESS SEGMENT

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

As at June 30, 2001, the Company consisted of the following segments:

1. The IMS Segment, which consists of IMS Health, a leading global provider of market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Historically, this segment included Synavant and three small non-strategic software companies that are included in the Transaction Businesses Segment. The IMS Segment is managed on a global business model with global leaders for the majority of its critical business processes. Corporate expenses, which were previously not allocated to segments, are now included with the IMS Segment as the costs principally relate to management of the IMS business. Corporate expenses of $8,413 and $16,444 have been reclassified accordingly for the three and six months ended June 30, 2000, respectively. In addition the IMS segment includes the Company's venture capital unit, Enterprises, which is focused on investments in emerging businesses, and its equity interest in TriZetto.

2. The CTS Segment, which consists of CTS, delivers full life-cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. CTS's primary service offerings include application development and integration, application management, re-engineering services and mass change.

During the three and six months ended June 30, 2000, the Company also included:

3. The Transaction Businesses Segment, which consisted of Synavant, which serves the pharmaceutical industry by developing and selling pharmaceutical relationship management solutions that support sales and marketing decision making; Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry; and three small non-strategic software companies. The Company spun-off the Synavant business on August 31, 2000, sold Erisco to TriZetto and entered into a strategic alliance with TriZetto on

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

         October 3, 2000. The Company also divested or discontinued the other small non-strategic software businesses.

-------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2001:                      IMS          CTS      TRANSACTION      TOTAL
                                                                            BUSINESSES (2) CONSOLIDATED
-------------------------------------------------------------------------------------------------------
Revenue (1)                                         $  293,935   $   40,414           --    $  334,349
Operating Income                                    $   98,333   $    8,874           --    $  107,207
Total Assets at June 30, 2001 (3) (4)               $1,156,815   $  123,283           --    $1,280,098
-------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2000:

-------------------------------------------------------------------------------------------------------
Revenue (1)                                         $  276,620   $   28,089   $   64,692    $  369,401
Operating Income/(Loss)                             $   80,197   $    6,041   $   (7,691)   $   78,547
Total Assets at June 30, 2000 (3) (4)               $1,118,893   $   83,048   $  308,352    $1,510,293
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2001:                        IMS          CTS      TRANSACTION      TOTAL
                                                                            BUSINESSES (2) CONSOLIDATED
-------------------------------------------------------------------------------------------------------
Revenue (1)                                         $  583,511   $   80,400           --    $  663,911
Operating Income                                    $  186,402   $   17,263           --    $  203,665
Total Assets at June 30, 2001 (3) (4)               $1,156,815   $  123,283           --    $1,280,098
-------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2000:

-------------------------------------------------------------------------------------------------------
Revenue (1)                                         $  540,471   $   51,653   $  129,800    $  721,924
Operating Income/(Loss)                             $  151,869   $   11,164   $   (9,426)   $  153,607
Total Assets at June 30, 2000 (3) (4)               $1,118,893   $   83,048   $  308,352    $1,510,293
-------------------------------------------------------------------------------------------------------

NOTES TO OPERATIONS BY BUSINESS SEGMENTS:

1. Revenue excludes inter-segment sales of $4,997 and $3,712 for June 30, 2001 and 2000, respectively on a quarterly basis. Revenue excludes inter-segment sales of $8,415 and $7,218 for June 30, 2001 and 2000, respectively on a six months basis.

2. Included in the Transaction Businesses Segment for the six months ended June 30, 2000 are revenue and operating losses related to the Synavant business of approximately $93,000 and ($11,500), respectively. Residual revenues and results of operations relate primarily to the Erisco business.

3. Total assets of the IMS Segment include Net Assets of Discontinued Operations of $72,569 and $82,392 as of June 30, 2001 and June 30, 2000, respectively. IMS Segment assets also include the Company's investment in TriZetto and other Corporate assets.

4. CTS Segment assets include cash and cash equivalents of $67,659 and $45,209 at June 30, 2001 and June 30, 2000, respectively.

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

On August 31, 2000, IMS Health spun-off the businesses of Synavant, Inc. ("Synavant") by distributing the stock of Synavant to IMS Health's shareholders (the "Synavant Spin-Off"). The Synavant businesses include the pharmaceutical industry automated sales and marketing support businesses previously operated by IMS Health Strategic Technologies Inc., and certain other foreign subsidiaries of IMS Health; substantially all of IMS Health's interactive and direct marketing business, including the business of Clark O'Neill, Inc., which was a wholly-owned subsidiary of IMS Health; and a majority stake in a foreign joint venture. On October 3, 2000, the Company sold Erisco Managed Care Technologies, Inc. ("Erisco") to The TriZetto Group, Inc. ("TriZetto") in exchange for an equity interest in TriZetto and entered into a technology and data alliance with TriZetto. These transactions, together with the divestitures or discontinuation of three small non-strategic software businesses, have resulted in a company concentrated on IMS Health's core data business of providing market information and decision support services to the pharmaceutical industry, together with the Company's 59.2% interest in Cognizant Technology Solutions Corporation ("CTS"), the Company's venture capital unit - Enterprise Associates LLC ("Enterprises"), and the Company's interest in TriZetto. IMS Health owns approximately 28% of TriZetto's common stock as at June 30, 2001, and accounts for its share of TriZetto on an equity basis.

As of June 30, 2001, IMS Health consisted of:

1. The IMS Segment, which consists of IMS Health, a leading global provider of market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Historically, this segment included Synavant and three small non-strategic software companies that are included in the Transaction Businesses Segment. The IMS Segment is managed on a global business model with global leaders for the majority of its critical business processes. Corporate expenses, which were previously not allocated to segments, are now included with the IMS Segment as the costs principally relate to management of the IMS business. In addition the IMS segment includes the Company's venture capital unit, Enterprises, which is focused on investments in emerging businesses, and its equity interest in TriZetto

2. The CTS Segment, which consists of CTS, delivers full life-cycle solutions to complex

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. CTS's primary service offerings include application development and integration, application management, re-engineering services and mass change.

During the three and six months ended June 30, 2000, the Company also included:

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

All prior year segment information has been reclassified to conform with the June 30, 2001 presentation.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

OPERATING RESULTS

Revenue for the second quarter of 2001 decreased by 9.5% to $334,349 from $369,401 in the second quarter of the prior year. This decrease is primarily attributable to the inclusion of Synavant and Erisco revenues in the second quarter of 2000, partially offset by strong growth in the IMS and CTS Segments. Both Synavant and Erisco were disposed of in the second half of the year 2000.

The Company's revenue, excluding the Transaction Businesses Segment, increased by 9.7% to $334,349 in the second quarter of 2001 from $304,709 for the second quarter of the prior year. On a constant dollar basis (i.e., a basis that eliminates currency rate fluctuations) revenue growth was 15.6% in the second quarter. Sales management products such as Xponent in Europe, EarlyView in the U.S., Weekly Data in Japan and Xplorer Web in Canada were the key sources of revenue growth. Additionally the consulting operation, as well as the entire operation, of North America performed well against the comparable quarter of 2000 with an exceptionally strong IT consulting business. The entire business in Japan shows solid growth performance and a new product, Weekly GP/Pharma was launched in July in Japan. Growth at CTS was also a contributor to the revenue increase as explained below.

Operating costs for the Company include internal computer costs, the cost of data collection and production and costs attributable to personnel involved in production, data management and the processing and delivery of the Company's services. The Company's operating costs decreased by 16.0% to $122,548 in the second quarter of 2001 from $145,917 in the second quarter of the prior year due to operating costs in the second quarter of 2000 for Synavant and Erisco which are not in the 2001 results, partially offset by increased operating costs attributable to CTS and the IMS Segment.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Company's operating costs, excluding the Transaction Businesses Segment in 2000, increased by 8.1% to $122,548 in the second quarter of 2001 from $113,353 for the comparable quarter of 2000. This increase is largely attributable to an increased number of technical professionals at CTS to meet the increased demand for services and an increase of 5.2% in the IMS Segment operating costs to support higher revenues. The low increase for the IMS Segment reflects the benefits of cost containment programs, notably those actions taken to reduce costs at the end of 2000 as well as current progress to optimize the Company's infrastructure costs.

Selling and administrative expenses consist primarily of the costs attributable to selling and administrative personnel, promotion, communications, management, finance, administration and occupancy. The Company's selling and administrative expenses decreased during the second quarter of 2001 by 26.6% to $88,709 from $120,812 in the second quarter of the prior year due to expenses in the second quarter of 2000 for Synavant and Erisco which are not in the 2001 results, partially offset by increased costs primarily attributable to the CTS Segment.

The Company's selling and administrative expenses, excluding the Transaction Businesses Segment, were essentially flat for the second quarter of 2001 ($88,709) as compared to the comparable quarter of 2000 ($88,965). Selling, general and administrative expenses for CTS increased over the same period of 2000 due to increased expense incurred to expand CTS's sales and marketing activities and increased infrastructure expenses to support CTS's revenues. The IMS Segment selling and administrative costs decreased by $5,277 (6.4%) as a result of the benefits of the restructuring actions taken at the end of 2000 as well as current progress to optimize the Company's infrastructure costs.

Second quarter depreciation and amortization charges decreased by 34.2% from $24,125 in 2000 to $15,885 in 2001. This decrease primarily reflects the higher amortization in 2000 relating to the Transaction Businesses. Excluding the Transaction Business Segment, depreciation and amortization decreased by 1.7% from $16,154 in 2000 to $15,885 in 2001. This decrease reflects, in part, the impact of assets written off at the end of 2000.

Operating income for the second quarter of 2001 increased by 36.5% reflecting the growth in the IMS and CTS Segments. In the second quarter of 2000 the IMS Segment profits offset losses made by the Transaction Businesses.

The Company's operating income, excluding the Transaction Businesses Segment, increased by 24.3% in 2001 to $107,207 from $86,238 in the second quarter of the prior year. This growth is primarily due to the revenue growth in all geographic regions of the IMS Segment, growth of CTS and the slower growth in operating and selling and administrative expenses. Operating income growth outpaced revenue growth primarily due to the Company's ability to leverage its existing worldwide resources.

Net interest expense was $3,763 in the second quarter of 2001 compared with $1,137 in the second quarter of the prior year. The increase is due to a higher level of short term borrowings to fund the Company's stock repurchase program and payment of the legacy Dun & Bradstreet ("D&B") tax contingency made in May 2000.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Gains from Dispositions, Net, were $975 in the second quarter of 2001, compared to $8,272 in the second quarter of the prior year. The 2001 gains arose as a result of the disposition of investments in Verisign Inc. which was held within the Enterprises portfolio. In 2000, the Company recorded $8,272 of pre-tax net gains due primarily to the sale of investments in Mercator Software Inc., and Verisign Inc. that were part of the Enterprises portfolio.

In the second quarter of 2001 the Company recorded a loss on the issuance of investees' stock of $3,062. This loss primarily arose from the issuance by TriZetto of shares of common stock in the second quarter. The majority of these shares were included in a follow-on offering which generated proceeds of about $56 million. The remaining shares were issued primarily for an acquisition by TriZetto in April 2001. The issuance of equity by TriZetto resulted in the reduction of IMS Health's ownership stake from approximately 33% on March 31, 2001 to approximately 28% on June 30, 2001. This loss was partially offset by a gain on the issuance of CTS stock relating to the exercise of employee stock options. Both the loss for TriZetto and the gain for CTS have been recognized in accordance with Staff Accounting Bulletin ("SAB") No. 51, "Accounting for Sales of Stock by a Subsidiary".

Other Expense-Net, decreased in the second quarter to $1,330 from $4,965 in the second quarter of the prior year due to the inclusion in 2000 of non-recurring professional fees. Also included in Other Expense-Net are minority interest and foreign exchange gains and losses.

In the second quarter of 2001, the effective tax rate was 34.2% compared to 37.8% in the comparable quarter of 2000. This is more fully described in Note 9 to the Condensed Consolidated Financial Statements.

The TriZetto equity loss, net of income tax benefit, of $1,243, including amortization of acquired intangibles, has been recorded in the second quarter of 2001. The Company had no investment in TriZetto as of June 30, 2000.

Net income for the second quarter of 2001 increased by 28.5% from $50,229 to $64,544, primarily due to the increased operating income arising from strong growth in both the IMS and the CTS Segments.

Basic earnings per share in the second quarter of 2001 were $0.22 versus earnings of $0.17 in the second quarter of the prior year. Diluted earnings per share in the second quarter of 2001 were $0.21 compared with earnings of $0.17 in the second quarter of the prior year. The increase in earnings per share was driven primarily by the increased operating income.

RESULTS BY BUSINESS SEGMENT

IMS SEGMENT

The IMS Segment consists of IMS Health, the world's leading provider of information solutions to the pharmaceutical and healthcare industries. Key products and services integral to customer day-to-day operations include market research for prescription and over-the-counter pharmaceutical products and sales management information to optimize sales force productivity as well as

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

consultancy and other related services.

IMS Segment revenue for the second quarter of 2001 increased 6.3% (12.7% on a constant dollar basis) to $293,935 from $276,620 in the second quarter of the prior year. Sales Management revenue increased 7.6% (15.0% on a constant dollar basis) to $180,219. Sales Management revenue growth is primarily due to Xponent in the United States and Europe, to the Weekly Data product in Japan as well as new products such as EarlyView in the U.S. and Xplorer Web in Canada. Market Research revenue increased 4.1% (8.5% on a constant dollar basis) to $102,992, and Other Services revenue increased 5.6% to $10,724. Other Services revenue includes consultancy services which are ad hoc and less predictable in nature.

IMS Segment operating income for the second quarter increased 22.6% to $98,333 from $80,197 in the prior year. Operating income growth outpaced revenue growth due primarily to the segment's ability to leverage its established worldwide resources.

Corporate expenses, which were previously not allocated to segments, are now included with the IMS Segment as the costs principally relate to management of the IMS business.

CTS SEGMENT

CTS revenue for the second quarter, net of inter-segment sales, increased 43.9% to $40,414 from $28,089 in the comparable period of the prior year. CTS operating income for the second quarter increased 46.9% to $8,874 in the second quarter of 2001 from $6,041 in the comparable period of the prior year. The increase resulted primarily from an increase in application management services. The significant revenue growth has driven the improvement at the operating income level.

TRANSACTION BUSINESSES SEGMENT

All of the Transaction Businesses Segment was spun-off, divested or discontinued in 2000 and, therefore, there are no comparable operating results in 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

OPERATING RESULTS

Revenue for the first six months of 2001 decreased by 8.0% to $663,911 from $721,924 in the first six months of the prior year. This decrease is primarily attributable to the inclusion of Synavant and Erisco revenues in the first six months of 2000, partially offset by significant growth in the IMS and CTS Segments. Both Synavant and Erisco were disposed of prior to the beginning of the first six months of 2001.

The Company's revenue, excluding the Transaction Businesses Segment, increased by 12.1% to $663,911 in the first six months of 2001 from $592,124 for the first six months of the prior year. On a constant dollar basis (i.e., a basis that eliminates currency rate fluctuations) revenue growth was 17.6% in the first six months. Sales management products such as Xponent in Europe, EarlyView in the U.S., Weekly Data in Japan and Xplorer Web in Canada were the key sources of

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

revenue growth. Additionally the consulting operation, as well as the entire operation, of North America performed well against the comparable quarter of 2000 with an exceptionally strong IT consulting business. The entire business in Japan shows solid growth performance and a new product, Weekly GP/Pharma was launched in July in Japan. Growth at CTS was also a contributor to the revenue increase as explained below.

Operating costs for the Company include internal computer costs, the cost of data collection and production and costs attributable to personnel involved in production, data management and the processing and delivery of the Company's services. The Company's operating costs decreased by 13.5% to $247,162 in the first six months of 2001 from $285,725 in the first six months of the prior year due to operating costs in the first six months of 2000 for Synavant and Erisco which are not in the 2001 results, partially offset by increased costs attributable to CTS and the IMS Segment.

The Company's operating costs, excluding the Transaction Businesses Segment in 2001, increased by 11.4% to $247,162 in the first six months of 2001 from $221,866 for the comparable six months of 2000. This increase is attributable to an increased number of technical professionals at CTS to meet the increased demand for services and an increase of 6.5% in the IMS Segment to support higher revenues. The low increase for the IMS Segment reflects the benefits of cost containment programs, notably those actions taken to reduce costs at the end of 2000 as well as current progress to optimize the Company's infrastructure costs.

Selling and administrative expenses consist primarily of the costs attributable to selling and administrative personnel, promotion, communications, management, finance, administration and occupancy. The Company's selling and administrative expenses decreased during the first six months of 2001 by 23.3% to $178,575 from $232,689 in the first six months of the prior year due to expenses in the first six months of 2000 for Synavant and Erisco which are not in the 2001 results, partially offset by increased costs primarily attributable to the CTS Segment.

The Company's selling and administrative expenses, excluding the Transaction Businesses Segment, increased during the first six months of 2001 by 2.8% from $173,698 to $178,575. The increase was primarily due to expenses incurred to expand CTS's sales and marketing activities and increased infrastructure expenses to support CTS's revenues. The IMS Segment selling and administrative costs decreased by 2.8% as a result of the benefits of the restructuring actions taken at the end of 2000 as well as current progress to optimize the Company's infrastructure costs.

First six months depreciation and amortization charges decreased by 30.8% from $49,903 in 2000 to $34,509 in 2001. This decrease primarily reflects the higher amortization in 2000 relating to the Transaction Businesses. Excluding the Transaction Businesses Segment, depreciation and amortization increased by 2.9% from $33,523 in 2000 to $34,509 in 2001.

Operating income for the first six months of 2001 increased by 32.6% reflecting the growth in the IMS and CTS Segments. In the first six months of 2000 the IMS Segment profits offset losses made by the Transaction Businesses.

The Company's operating income, excluding the Transaction Businesses Segment, increased by 24.9% in 2001 to $203,665 from $163,033 in the first six months of the prior year. This growth

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

is primarily due to the revenue growth in all geographic regions of the IMS Segment and CTS and the slower growth in operating and selling and administrative expenses. Operating income growth outpaced revenue growth primarily due to the Company's ability to leverage its worldwide resources.

Net interest expense was $8,834 in the first six months of 2001 compared with $1,363 in the first six months of the prior year. The increase is due to a higher level of short term borrowings to fund the Company's stock repurchase program and payment of the legacy D&B tax contingency made in May 2000.

Gains from Dispositions, Net, were $2,375 in the first six months of 2001, compared to $57,714 in the first six months of the prior year. During the first six months of 2001 the Company disposed of IDRAC Holdings Inc. ("IDRAC"), a non-strategic property providing information on pharmaceutical product registration, recording a gain of $1,990. In accordance with the IDRAC sales agreement, the Company is entitled to additional consideration of up to $4.9 million, which is contingent upon IDRAC achieving a specified level of revenues during 2001. This gain will be recognized once the conditions for payment have been satisfied. Disposition gains for investment in Verisign Inc. were also recorded in 2001. In 2000, the Company recorded $57,714 of pre-tax net gains due primarily to the sale of investments in American Cellular, Aspect Developments Inc., Mercator Software Inc., Viant Corporation and Verisign Inc., that were part of the Enterprises portfolio.

In the first six months of 2001 the Company recorded a loss on the issuance of investee's stock of $2,329. This loss primarily arose from the issuance by TriZetto of shares of common stock in the second quarter. The majority of these shares were included in a follow-on offering which generated proceeds of about $56 million. The remaining shares were issued primarily for an acquisition by TriZetto in April 2001. The issuance of equity by TriZetto resulted in the reduction of IMS Health's ownership stake from approximately 33% on March 31, 2001 to approximately 28% on June 30, 2001. This loss was partially offset by a gain on the issuance of CTS stock relating to the exercise of employee stock options. Both the loss for TriZetto and the gain for CTS have been recognized in accordance with Staff Accounting Bulletin ("SAB") No. 51, "Accounting for Sales of Stock by a Subsidiary".

Other Expense-Net, decreased in the first six months to $7,809 from $13,673 in the first six months of the prior year due to the inclusion in 2000 of non-recurring professional fees. Also included in Other Expense-Net are minority interest and foreign exchange gains and losses.

In the first six months of 2001, the effective tax rate was 28.3% compared to 32.2% in the comparable six months of 2000. This is more fully described in Note 9 to the Condensed Consolidated Financial Statements.

The TriZetto equity loss, net of income tax benefit, of $3,800, including amortization of acquired intangibles, has been recorded in the first six months of 2001. The Company had no investment in TriZetto as of June 30, 2000.

Net income for the first six months of 2001 decreased by 2.1% from $133,081 to $130,351,

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

primarily due to the reduction in gains from dispositions which offset growth in the core business.

Basic earnings per share in the first six months of 2001 were $0.44 versus earnings of $0.45 in the first six months of the prior year. Diluted earnings per share in the first six months of 2001 were $0.43 compared with earnings of $0.44 in the first six months of the prior year. The decline in earnings per share was driven primarily by the reduction in gains from dispositions, offsetting growth in the core business.

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

IMS Segment revenue for the first six months of 2001 increased 8.0% (13.9% on a constant dollar basis) to $583,511 from $540,471 in the first six months of the prior year. Sales Management revenue increased 11.0% (17.4% on a constant dollar basis) to $356,566. Sales Management revenue growth is primarily due to Xponent in the United States and Europe and also to the Weekly Data product in Japan. Market Research revenue increased 4.7% (9.8% on a constant dollar basis) to $207,598, and Other Services revenue decreased 7.3% to $19,347. Other Services revenue includes services and consultancy revenue and other ad hoc projects. These are ad hoc and less predictable in nature, and the six monthly decrease in Other Services revenue is due to the timing of such revenues.

IMS Segment operating income for the first six months increased 22.7% to $186,402 from $151,869 in the prior year. Operating income growth outpaced revenue growth due primarily to the segment's ability to leverage its established worldwide resources.

Corporate expenses, which were previously not allocated to segments, are now included with the IMS Segment as the costs principally relate to management of the IMS business.

CTS SEGMENT

CTS revenue for the six months, net of inter-segment sales, increased 55.7% to $80,400 from $51,653 in the comparable period of the prior year. CTS operating income for the period increased 54.6% to $17,263 in the first six months of 2001 from $11,164 in the comparable period of the prior year. The increase resulted primarily from an increase in application development and integration, application management, re-engineering and other services. The significant revenue growth has driven the improvement at the operating income level.

TRANSACTION BUSINESSES SEGMENT

All of the Transaction Businesses Segment was spun-off, divested or discontinued in 2000 and,

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

therefore, there are no comparable operating results in 2001.

CASH FLOWS

Net cash provided by operating activities was $108,929 during the six months ended June 30, 2001 as compared to a cash outflow of $92,415 during the six months ended June 30, 2000. For 2000 this includes a non-recurring payment of $212,291 to the Internal Revenue Service ("IRS") and for 2001 it includes a receipt of $10,530 from Nielsen Media Research, Inc. ("NMR") in respect of the Legacy D&B Tax Contingency (see Note 7 to the Condensed Consolidated Financial Statements). Excluding the impact of these non-recurring items net cash provided by operating activities in 2001 and 2000 would have been $98,399 and $119,876 respectively. The decrease results primarily from higher accounts receivable-net balances, driven by strong revenue growth and a decrease in accrued and other current liabilities, partially offset by increased cash flows from operations after the add-back of non-cash items. The decrease in accrued and other current liabilities is primarily due to the timing of bonus payments and the settlement of non-recurring items.

The Company's investing activities used net cash of $32,344 during the six months ended June 30, 2001 as compared to net cash provided of $616 for the comparable period in 2000. The decrease in 2001 primarily reflects reduced proceeds from the sale of investments partially offset by reduced spending on investments.

The Company's financing activities used net cash of $12,266 for the six months ended June 30, 2001 as compared to net cash provided by financing activities of $81,056 for the same period in 2000. The decrease in net cash provided by financing activities is primarily due to lower short-term borrowings net of repayments and higher payments for the purchase of treasury stock, partially offset by a higher level of cash proceeds from the exercise of stock options in 2001, as compared to the prior year.

Financing Activities include cash dividends paid of $11,785 and $11,923 for the six months ended June 30, 2001 and 2000 respectively. Dividends paid per share were $0.02 for the quarter ended June 30, 2001.

At June 30, 2001 and December 31, 2000 the Company's Total Current Liabilities exceeded its Total Current Assets primarily as a result of management's decision to maintain short-term borrowings instead of longer-term debt instruments (at June 30, 2001 the working capital deficit has decreased substantially since the year-end). This allows the Company to achieve lower borrowing costs while providing flexibility to repay debt with cash flow from operations, proceeds from the exercise of stock options and the liquidation of equity holdings. Based on estimated future cash flows from operations, the ability to monetize Enterprises' investments upon distribution from venture capital partnerships, cash from future stock option exercises, the investment in CTS as well as the Company's ability to obtain additional lines of credit and debt and to utilize existing lines of credit (see Note 8 to the Condensed Consolidated Financial Statements), the Company believes it will have sufficient cash and other resources to fund its short and long-term business plans, including its current short-term obligations, its stock repurchase program and its operations.

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

On July 19, 2000 the Board of Directors authorized a stock repurchase program to buy up to 40 million shares, marking the fifth consecutive repurchase program the Company has implemented. Shares acquired through the repurchase program are open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18. As of June 30, 2001, approximately 14.9 million shares have been acquired under this program at a total cost of $377.6 million. During the first six months of 2001, the Company repurchased approximately 6.4 million shares of outstanding common stock at a total cost of $171.0 million.

FINANCIAL POSITION

Total assets increased by $37,091 at June 30, 2001, primarily due to higher cash and cash equivalent balances (refer to Cash Flows for further details).

Total liabilities at June 30, 2001, decreased by $144,694 due primarily to a reduced level of short-term borrowings, following increased proceeds from the exercise of stock options. In addition the decrease was due to reduced accrued and other current liabilities as a result of payment of amounts relating to salaries, bonuses and other compensation and settlement of non-recurring items.

Shareholders' Equity increased to $279,327 at June 30, 2001 from $103,540 at December 31, 2000. The increase is primarily due to the net income recorded for the first six months of 2001 ($130,351), the impact of the exercise of stock options ($211,547), the net tax benefit on the exercise of stock options ($24,764) and a net decrease in unrealized holding losses ($17,505), partially offset by treasury stock repurchases ($170,961), adverse exchange rate movements relating mainly to the Japanese Yen and the Euro ($27,975) and dividends paid ($11,785).

SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. In the event that the Company acquires goodwill subsequent to June 30, 2001 it will not be amortized. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives be amortized. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. The Company will adopt SFAS No. 142 beginning January 1, 2002 and at that time will stop amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. The Company is currently evaluating the financial impact of adopting these pronouncements.

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

The Company instituted plans for the introduction of the Euro and addressed the related issues, including the conversion of information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments, continuity of contracts, taxation and accounting records.

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

not limited to, the information contained under this heading and the Condensed Consolidated Financial Statements and notes thereto for the three and six month periods ended June 30, 2001 and by the material set forth under the headings "Business" and "Factors that May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. IMS Health is under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth in "Note 8. Financial Instruments" of Notes to Condensed Consolidated Financial Statements on pages 17-19.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Information in response to this Item is incorporated by reference to the information set forth in "Note 7. Contingencies" of Notes to Condensed Consolidated Financial Statements on pages 12 through 17 hereof.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 26, 2001, in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), the Company issued to Quintiles Transnational Corp. 53,039 shares of its Common Stock that were not registered under the Securities Act. The shares were issued in connection with the Purchase Agreement (the "Purchase Agreement") dated as of August 3, 1998 among IMS Health and Pharmaceutical Marketing Services Inc., PMSI Holdings Limited and Source Informatics European Holdings LLC (collectively, "PMSI"), pursuant to which IMS Health acquired certain non-U.S. assets of PMSI. Under the Purchase Agreement, PMSI had agreed to arrange for the sale of a building in the Netherlands acquired by IMS Health in the transaction. In exchange, IMS Health agreed to issue to PMSI an amount of its Common Stock equal in value at the time of the sale to the proceeds from the sale of the building, after various adjustments. The sale of the building occurred on February 5, 1999 and the adjusted amount of the proceeds from the sale was $1,745,539, which the parties agreed was equal in value, at the time of the sale, to 53,039 shares of the Company's common stock. Quintiles Transnational Corp. is currently the parent company of PMSI.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of IMS Health Incorporated was held on May 3, 2001.

The following nominees for director named in the Proxy Statement dated March 30, 2001 were elected at the Meeting by the votes indicated:

                                            FOR                 WITHHELD
                                            ---                 --------
         Clifford L. Alexander, Jr.         218,750,413         34,374,149

         David M. Thomas                    250,212,452          2,912,110

         William C. Van Faasen              250,163,436          2,961,126

The votes in favor of the election of the nominees represent at least 86% of the shares present at the meeting.

Approval of the appointment of PricewaterhouseCoopers LLP as Independent Public Accountants was approved by the following vote:

                  FOR                       AGAINST           ABSTAIN
                  ---                       -------           -------
Number of Shares  251,644,755               729,314           750,493

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

10.1 IMS Health Incorporated Long-Term Incentive Program, effective January 1, 2001.

         (b)      Reports on 8-K:

A report on Form 8-K was filed on June 15, 2001 to present under Item 9, Regulation FD Disclosure, disclosure regarding (i) an investor presentation by representatives of management of the Company at the Goldman Sachs' 22nd Annual Healthcare Conference on June 13, 2001 and (ii) additional information regarding the Company's disposition in the first quarter of 2001 of IDRAC Holdings Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              IMS Health Incorporated


                                         By:  /s/ James C. Malone
                                              ----------------------------------
Date: August 14, 2001                         James C. Malone
                                              Chief Financial Officer


                                              /s/ Wendy J. Timmins
                                              ----------------------------------
Date: August 14, 2001                         Wendy J. Timmins
                                              Vice President & Controller
                                              (Principal Accounting Officer)