Form 10-Q
period 2001-09-30
IMS HEALTH INC
filed 2001-11-02
CIK 1058083

\

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------------------

                        Commission file number 001-14049
                                               ---------

                             IMS HEALTH INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   06-1506026
----------------------------------------    ------------------------------------
    (State of Incorporation)                (I.R.S. Employer Identification No.)

     1499 Post Road, Fairfield, CT                         06430
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (203) 319-4700
                                                     -----------------


                      200 Nyala Farms, Westport, CT, 06880
--------------------------------------------------------------------------------
                  (Former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Title of Class                              Shares Outstanding
       --------------                             At September 30, 2001
                                                  ---------------------
       Common Stock,
  par value $.01 per share                             295,517,422

                             IMS HEALTH INCORPORATED

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                                   PAGE(S)
-----------------------------                                                   -------
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

     Three Months Ended September 30, 2001 and 2000                                3

Condensed Consolidated Statements of Income

     Nine Months Ended September 30, 2001 and 2000                                 4

Condensed Consolidated Statements of Comprehensive Income

      Three Months and Nine Months Ended September 30, 2001 and 2000               5

Condensed Consolidated Statements of Financial Position

     September 30, 2001 and December 31, 2000                                      6

Condensed Consolidated Statements of Cash Flows

     Nine Months Ended September 30, 2001 and 2000                                7-8

Notes to Condensed Consolidated Financial Statements                              9-24

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

     CONDITION AND RESULTS OF OPERATIONS                                         25-39

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 39

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                          40

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                           40

SIGNATURES                                                                         41
----------

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       ---------------------------------
                                                                                             2001             2000
                                                                                       ---------------------------------
OPERATING REVENUE                                                                           $328,137         $355,867


Operating Costs                                                                              113,909          136,447
Selling and Administrative Expenses                                                           74,933           95,475
Depreciation and Amortization                                                                 15,853           23,237
Spin and Related Costs                                                                             -           31,254
Impairment Charge - Synavant                                                                       -          115,453
------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME/(LOSS)                                                                      123,442          (45,999)
------------------------------------------------------------------------------------------------------------------------
Interest Income                                                                                3,828              997
Interest Expense                                                                              (3,742)          (6,660)
Realized Loss on Gartner Investment (Note 4)                                                 (84,880)          (3,102)
(Loss)/Gains from Dispositions - Net                                                          (2,969)           6,201
Gain on Issuance of Investees' Stock - Net                                                     3,082                -
Other Expense - Net                                                                           (6,966)          (5,785)
------------------------------------------------------------------------------------------------------------------------
Non-Operating Expense - Net                                                                  (91,647)          (8,349)
------------------------------------------------------------------------------------------------------------------------
Income/(Loss) Before Provision for Income Taxes                                               31,795          (54,348)
Provision for Income Taxes                                                                    11,237           (4,069)
TriZetto Equity Loss, Net of Income Tax Benefit of $1,126 for 2001                            (1,747)               -
------------------------------------------------------------------------------------------------------------------------
Income/(Loss) from Continuing Operations                                                      41,285          (58,417)
Income from Discontinued Operations (Gartner), Net of Income Taxes of $25,320 for
2001 and $1,198 for 2000 (Note 4)                                                             47,025            2,226
------------------------------------------------------------------------------------------------------------------------
NET INCOME/(LOSS)                                                                            $88,310         $(56,191)
------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK:
    Income/(Loss) from Continuing Operations                                                   $0.14           $(0.20)
    Income from Discontinued Operations                                                         0.16             0.01
------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS/(LOSS) PER SHARE OF COMMON STOCK                                                $0.30           $(0.19)
------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK:
    Income/(Loss) from Continuing Operations                                                   $0.14           $(0.20)
    Income from Discontinued Operations                                                         0.16             0.01
------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS/(LOSS) PER SHARE OF COMMON STOCK                                              $0.29           $(0.19)
------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding - Basic                                    296,910,000      295,749,000
Dilutive Effect of Shares Issuable as of Period-End Under Stock Option Plans               4,152,000                -
Adjustment of Shares Outstanding Applicable to Exercised/Cancelled Stock
     Options During the Period                                                               193,000                -
------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding - Diluted                                  301,255,000     295,749,000
------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       ---------------------------------
                                                                                            2001             2000
                                                                                       ---------------------------------
OPERATING REVENUE                                                                           $992,048       $1,077,791


Operating Costs                                                                              361,052          420,625
Selling and Administrative Expenses                                                          253,508          328,164
Depreciation and Amortization                                                                 50,362           73,140
Spin and Related Costs                                                                             -           32,801
Impairment Charge - Synavant                                                                       -          115,453
------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                             327,126          107,608
------------------------------------------------------------------------------------------------------------------------
Interest Income                                                                                6,662            3,001
Interest Expense                                                                             (15,410)         (10,027)
Realized Loss on Gartner Investment (Note 4)                                                 (84,880)          (3,102)
(Loss)/Gains from Dispositions - Net                                                            (594)          63,915
Gain on Issuance of Investees' Stock - Net                                                       753                -
Other Expense - Net                                                                          (14,775)         (19,458)
------------------------------------------------------------------------------------------------------------------------
Non-Operating (Expense)/Income - Net                                                        (108,244)          34,329
------------------------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                                                     218,882          141,937
Provision for Income Taxes                                                                   (41,680)         (67,273)
TriZetto Equity Loss, Net of Income Tax Benefit of $3,599 for 2001                            (5,547)               -
------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                            171,655           74,664
Income from Discontinued Operations (Gartner), Net of Income Taxes of $25,320
for 2001 and $1,198 for 2000 (Note 4)                                                         47,025            2,226
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                  $218,680          $76,890
------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK:
    Income from Continuing Operations                                                          $0.58            $0.25
    Income from Discontinued Operations                                                         0.16             0.01
------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK                                                       $0.74            $0.26
------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK:
    Income from Continuing Operations                                                          $0.57            $0.25
    Income from Discontinued Operations                                                         0.16             0.01
------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK                                                     $0.73            $0.26
------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding - Basic                                    295,335,000      297,627,000
Dilutive Effect of Shares Issuable as of Period-End Under Stock Option Plans               4,313,000        1,937,000
Adjustment of Shares Outstanding Applicable to Exercised/Cancelled Stock Options
     During the Period                                                                     1,607,000          218,000
------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding - Diluted                                  301,255,000      299,782,000
------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)


                                                                                                  THREE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                             -----------------------------
                                                                                                 2001           2000
                                                                                             -----------------------------
Net Income/(Loss)                                                                                $88,310       $(56,191)
Other Comprehensive Income, Net of Taxes:
      Foreign Currency Translation Gains                                                          11,960          4,590
      Unrealized Gains/(Losses) on Securities:
         Unrealized Holding Losses on Securities Arising During the Period:
           Gartner, Inc. Shares Available For Sale (Net of Tax Benefit of $2,576 in 2001
           and $889 in 2000)                                                                     (4,784)         (1,652)
           Other Investments (Net of Tax Benefit of $3,881 and $15,692 for 2001 and
           2000, respectively)                                                                   (7,207)        (29,148)
      Less: Reclassification Adjustment for Losses/(Gains) included in Net Income (Net
       of Tax Benefit/(Expense) of $740 and $(1,895) for 2001 and 2000, respectively)              9,522         (3,520)
--------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Losses on Investments, Net of Tax                                            (2,469)       (34,320)
--------------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Income/(Loss), Net of Tax                                                9,491        (29,730)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive Income/(Loss)                                                                      $97,801       $(85,921)
==========================================================================================================================


                                                                                                   NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                             -----------------------------
                                                                                                 2001           2000
                                                                                             -----------------------------
Net Income                                                                                      $218,680        $76,890
Other Comprehensive Income, Net of Taxes:
      Foreign Currency Translation Losses                                                        (16,015)       (13,915)
      Unrealized Gains/(Losses) on Securities:
         Unrealized Holding Gains/(Losses) on Securities Arising During the Period:
           Gartner, Inc. Shares Available For Sale (Net of Tax (Expense)/Benefit of
           $(6,891) in 2001 and $8,748 in 2000)                                                   12,798        (16,247)
           Other Investments (Net of Tax Benefit/(Expense) of $4,418 and $(9,246) for 2001
           and  2000, respectively)                                                               (8,205)        29,736
      Less: Reclassification Adjustment for Losses/(Gains) included in Net Income (Net
       of Tax Benefit/(Expense) of $5,623 and $(9,675) for 2001 and 2000, respectively)           10,443        (25,007)
--------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains/(Losses) on Investments, Net of Tax                                    15,036        (11,518)
--------------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Loss, Net of Tax                                                          (979)       (25,433)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                            $217,701        $51,457
==========================================================================================================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                       2001                2000
                                                                                ---------------------------------------
ASSETS:
CURRENT ASSETS:
Cash and Cash Equivalents                                                         $   240,916        $   118,593
Accounts Receivable - Net                                                             225,313            230,988
Other Receivable (Note 9)                                                              32,673             41,136
Other Current Assets                                                                   88,193            117,001
Net Assets from Discontinued Operations (Note 4)                                            -             60,799
-----------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                         587,095            568,517
-----------------------------------------------------------------------------------------------------------------------
SECURITIES AND OTHER INVESTMENTS                                                       72,422             87,500
TRIZETTO EQUITY INVESTMENT                                                            124,823            137,501
PROPERTY, PLANT AND EQUIPMENT - NET                                                   148,324            145,447
OTHER ASSETS - NET:
Computer Software                                                                     126,323            117,688
Goodwill                                                                              149,254            144,100
Other Assets                                                                           40,985             42,254
-----------------------------------------------------------------------------------------------------------------------
         Total Other Assets - Net                                                     316,562            304,042
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $ 1,249,226        $ 1,243,007
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable                                                                  $    38,315        $    45,198
Accrued and Other Current Liabilities                                                 141,016            219,726
Short-Term Debt                                                                       307,444            384,281
Accrued Income Taxes                                                                   84,909             81,856
Deferred Revenues                                                                      78,569             96,095
-----------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                    650,253            827,156
-----------------------------------------------------------------------------------------------------------------------
POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS                                           43,651             43,471
OTHER LIABILITIES                                                                     107,981            133,498
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                     801,885          1,004,125
-----------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 9)
MINORITY INTERESTS                                                                    142,573            135,342
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $.01, Authorized 800,000,000 Shares;
Issued 335,045,390 Shares at September 30, 2001 and December 31, 2000                   3,350              3,350
Capital in Excess of Par                                                              507,665            596,273
Retained Earnings                                                                     961,083            760,140
Treasury Stock, at Cost, 39,527,968 and 43,703,384 Shares at
      September 30, 2001 and December 31, 2000, respectively                       (1,049,426)        (1,139,298)
Cumulative Translation Adjustment                                                    (122,432)          (106,417)
Minimum Pension Liability Adjustment                                                     (672)              (672)
Unrealized Loss on Gartner, Inc., net of tax benefit                                        -            (20,946)
Unrealized Gains on Investments, net of tax expense                                     5,200             11,110
-----------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                            304,768            103,540
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 1,249,226        $ 1,243,007
-----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)


                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                         -------------------------------------
                                                                                                2001               2000
                                                                                         -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                          $ 218,680                  $76,890
     Less Income from Discontinued Operations                                              (47,025)                  (2,226)
---------------------------------------------------------------------------------------- -------------------- ----------------
Income from Continuing Operations                                                          171,655                   74,664
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY/(USED IN)
OPERATING ACTIVITIES:
   Impairment Charge-Synavant                                                                    -                  115,453
   Depreciation and Amortization                                                            50,362                   73,140
   Loss/(Gains) from Sale of Investments, Net                                                  594                  (63,915)
   Gains on Issuance of Investees' Stock                                                      (753)                       -
   Realized Loss on Gartner Investment                                                      84,880                    3,102
   Deferred Income Taxes                                                                       749                    3,707
   TriZetto Equity Loss, Net                                                                 5,547                        -
   Minority Interests in Net Income of Consolidated Companies                               15,590                   10,868
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
   Net Decrease in Accounts Receivable                                                       1,592                      176
   Net Increase in Prepaid Expenses                                                         (6,714)                  (8,934)
   Net (Decrease)/Increase in Accounts Payable                                              (6,112)                   2,027
   Net (Decrease)/Increase in Accrued and Other Current Liabilities                        (72,839)                  17,680
   Net Decrease in Deferred Revenues                                                       (15,994)                 (30,591)
   Net (Decrease)/Increase in Accrued Income Taxes                                         (19,964)                  35,785
   Net Tax Benefit on Stock Option Exercises                                                26,049                    1,083
   Payment on Donnelley Tax Contingency (Note 9)                                                 -                 (212,291)
   Neilsen Media Research payment received in respect of Donnelley Tax
      Contingency (Note 9)                                                                  10,530                        -
   Net Decrease in Benefit Payments                                                              -                   (1,782)
   Other Working Capital Items - Net                                                        (2,293)                   3,076
------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                  242,879                   23,248
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS (USED IN)/PROVIDED BY INVESTING ACTIVITIES:
   Capital Expenditures                                                                    (23,777)                 (22,085)
   Additions to Computer Software                                                          (31,278)                 (37,832)
   Payments for Acquisitions of Businesses, Net of Cash Acquired                           (14,429)                  (1,602)
   Proceeds from Sale of Investments, Net                                                    2,262                   70,245
   Proceeds from Sale of IDRAC Holdings Inc., Net                                            2,640                        -
   Proceeds from Sale of Gartner Investment                                                 65,207                        -
   Net Decrease/(Increase) in Other Investments                                                788                  (25,929)
   Other Investing Activities - Net                                                        (10,043)                  (7,341)
------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                       (8,630)                 (24,544)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS (USED IN)/PROVIDED BY FINANCING ACTIVITIES:
   Payments for Purchase of Treasury Stock                                                (255,921)                (198,716)
   Proceeds from Exercise of Stock Options                                                 228,042                   19,590
   Dividends Paid                                                                          (17,737)                 (17,866)
   Proceeds from Employee Stock Purchase Plan                                                1,442                    1,766
   Short-Term Borrowings                                                                    30,314                  251,122
   Short-Term Debt Repayments                                                             (107,154)                 (40,500)
   Synavant Dividend                                                                             -                  (19,438)
   Other Financing Activities - Net                                                         10,382                       13
------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                     (110,632)                  (4,029)
------------------------------------------------------------------------------------------------------------------------------

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED) (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                         -------------------------------------
                                                                                                     2001             2000
                                                                                         -------------------------------------
 Effect of Exchange Rate Changes                                                                   (1,294)           (4,161)
------------------------------------------------------------------------------------------------------------------------------
 Increase/(Decrease) in Cash and Cash Equivalents                                                 122,323            (9,486)
 Cash and Cash Equivalents, Beginning of Period                                                   118,593           115,875
------------------------------------------------------------------------------------------------------------------------------
 Cash and Cash Equivalents, End of Period                                                        $240,916          $106,389
------------------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid during the Period for Interest                                                          $17,678           $10,089
Cash Paid during the Period for Income Taxes (Exclusive of payment of
   Donnelley Tax Contingency - See Note 9 to the Condensed Consolidated
   Financial Statements)                                                                          $26,830           $37,160
Cash Received from Income Tax Refunds                                                              $1,185           $13,165
Non-Cash Investing Activities:
      Synavant Spin-Off Dividend                                                                        -          $118,403


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

On August 31, 2000, IMS Health spun-off the businesses of Synavant, Inc. ("Synavant") by distributing the stock of Synavant to IMS Health's shareholders (the "Synavant Spin-Off"). The Synavant businesses include the pharmaceutical industry automated sales and marketing support businesses previously operated by IMS Health Strategic Technologies Inc., and certain other foreign subsidiaries of IMS Health; substantially all of IMS Health's interactive and direct marketing business, including the business of Clark O'Neill, Inc., which was a wholly-owned subsidiary of IMS Health; and a majority stake in a foreign joint venture. On October 3, 2000, the Company sold Erisco Managed Care Technologies, Inc. ("Erisco") to The TriZetto Group, Inc. ("TriZetto") in exchange for an equity interest in TriZetto and entered into a technology and data alliance with TriZetto. These transactions, together with the divestitures or discontinuation of three small non-strategic software businesses, have resulted in a company concentrated on IMS Health's core data business of providing market information and decision support services to the pharmaceutical industry, together with the Company's 58.6% interest in Cognizant Technology Solutions Corporation ("CTS"), the Company's venture capital unit - Enterprise Associates LLC ("Enterprises"), and the Company's interest in TriZetto. IMS Health owned approximately 27% of TriZetto's common stock as at September 30, 2001, and accounts for its share of TriZetto on an equity basis.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 3. SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. In the event that the Company acquires goodwill subsequent to June 30, 2001 it will not be amortized. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives be amortized. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. The Company will adopt SFAS No. 142 beginning January 1, 2002 and at that time will stop amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. The Company is currently evaluating the financial impact of adopting these pronouncements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 eliminates the requirement for discontinued operations to be measured on a net realizable value basis and future operating losses to be recognized before they occur. Instead, it requires that assets held for sale be valued at the lower of carrying amount or fair value less cost to sell. SFAS 144 extends the reporting requirements for discontinued operations to certain components of an entity. Under the provisions of SFAS No. 144, spin-offs and exchanges of similar productive assets are required to be recorded at the lower of carrying value or fair value and such assets classified as held and used until they are disposed of. Any resultant impairment loss is required to be recognized when the asset is disposed of. For assets that are grouped when an entity is developing estimates of future cash flows, SFAS No. 144 requires that the remaining useful life of the "primary asset" be used for the entire group. In addition, SFAS No. 144 permits the use of a probability-weighted approach in developing estimates of future cash flows used to test for recoverability and in estimating fair value. The Company will adopt SFAS No. 144 beginning January 1, 2002 and is currently evaluating the impact of the adoption.

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

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


The unrealized gain as of the date of the Gartner Distribution (based on the then market price per share of $22.75 of Gartner Stock, the price at the time of the Gartner Distribution) was recorded as Other Comprehensive Loss and included as a component of Shareholders' Equity. Subsequent changes in the per share price of Gartner Stock since the date of the Gartner Distribution were also recorded as Other Comprehensive Income. Upon the sale of these securities, the unrealized gain measured based on the value of the Gartner shares as of the date of the Gartner Distribution was recognized in discontinued operations. The unrealized gains or losses in the market value subsequent to the date of the Gartner Distribution were recognized in continuing operations as shares were sold.

During the third quarter of 2001, IMS Health decided to sell, and by August 29, 2001, completed the sale of 1,554,954 shares of Class A common stock of Gartner, Inc. ("Gartner Shares") to Gartner and its remaining holding in Gartner Shares to several institutional investors. IMS Health received aggregate proceeds of $65.2 million, or $9.88 per share, from these sales. IMS Health's original cost basis in these shares was $77.7 million, or $11.78 per share. These sales divest IMS Health of its remaining equity interest in Gartner. The sale of shares to Gartner was part of Gartner's $75 million stock buyback program announced on July 19, 2001. These sales resulted in a pre-tax realized loss of $12,536 ($8,146, net of applicable taxes), which was recorded in two different lines in the income statement: (1) Income from Discontinued Operations of $72,344 ($47,025 net of applicable taxes), to reflect the difference between the fair market value at the date of the Gartner Spin-Off (July 26, 1999) and the book value of those shares; (2) a loss from dispositions in continuing operations of $84,880 which was recorded as Realized Loss on Gartner Investment, to reflect the difference between the fair market value at the date of the Gartner Spin-Off and the disposal proceeds.

The amount recorded in the third quarter of 2000 relates to the contribution of Gartner shares to Synavant as part of the Synavant Spin-Off.

NOTE 5. ACQUISITIONS AND DISPOSITIONS

In January of 2001, the Company exercised its option to purchase the remaining non-controlling interest in Medicare Audits Ltd. ("Medicare"), a U.K. based hospital market research firm for a net cash payment of $7,889. In addition, in July 2001 the Company purchased the remaining interest in GPI Krankenhausforschung ("GPI"), a German hospital market research firm, for $4,807. After a preliminary allocation of the purchase price to the assets acquired, goodwill of $6,724 and $4,505 was recorded on the Medicare and GPI acquisitions, respectively. Management will complete their final purchase price allocation by December 31, 2001. The impact of these acquisitions was not material to the Company's results of operations.

During the first nine months of 2001, the Company recorded $594 of pre-tax net losses from dispositions. This includes a gain of $1,990 recorded in the first quarter, resulting from the sale of IDRAC Holdings Inc. ("IDRAC"), a non-strategic property that provides information on pharmaceutical product registrations, to a wholly owned subsidiary of Information Holdings Inc. ("IHI"). The operating results of IDRAC were not significant to the results of operations of the Company. In accordance with the IDRAC sales agreement, the Company is entitled to additional consideration of up to $4.9 million, which is contingent upon IDRAC achieving a specified level of

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


revenues during 2001. This additional gain on sale will be recognized when and if all the conditions for payment have been satisfied. In a separate transaction, the Company sold a non-exclusive perpetual license to IHI to use certain data for aggregate cash consideration of approximately $17 million, which was recognized as revenue upon delivery. The IDRAC gain was offset primarily by the write down of investments held by Enterprises, the Company's venture capital unit.

During the first nine months of 2000, the Company recorded $63,915 of pre-tax net gains from dispositions due primarily to the sale of investments in American Cellular, Aspect Development Inc., Mercator Software Inc., Viant Corporation and Verisign Inc., which were part of Enterprises.

As described in Notes 2, 8 and 13, Synavant was spun-off to the Company's shareholders on August 31, 2000 and Erisco was sold to TriZetto on October 3, 2000. As such, the results of Erisco and Synavant are included in the Condensed Consolidated Statements of Income and Cash Flows for the three and nine months ended September 30, 2000, but not for the three and nine months ended September 30, 2001.

NOTE 6. INVESTMENT IN TRIZETTO

Summary financial information for TriZetto for the three and nine months ended September 30, 2001 is presented below. The amounts shown represent unaudited consolidated TriZetto operating results, based on publicly available information.

                                    Three months ended       Nine months ended
                                    September 30, 2001       September 30, 2001
                                   ---------------------------------------------
    Net Sales                          $   57,216              $   156,574
    Gross Profit                       $   19,424              $   48,648
    Loss from Operations               $  (13,698)             $  (54,891)
    Net Loss                           $  (11,604)             $  (44,519)

The market value of the Company's investment in TriZetto was approximately $106,857 as at September 30, 2001. The investment in TriZetto is accounted for under the equity method and is not marked to market. The Company believes that the decline in market value at September 30, 2001 is temporary in nature and has not adjusted the carrying value of its investment. Subsequent to September 30, 2001 the market value of the Company's investment in TriZetto has at various times exceeded the carrying value of the holding.

The issuance by TriZetto of shares of common stock resulted in a loss recorded in the nine months ended September 30, 2001. The majority of these shares were issued in a secondary offering which generated proceeds to TriZetto of approximately $56,000. The remaining shares were issued primarily for an acquisition by TriZetto in April 2001. The issuance of equity by TriZetto resulted in the reduction of IMS Health's ownership stake from approximately 33% on December 31, 2000 to approximately 27% on September 30, 2001. The resulting loss has been recognized in the income statement within Gain on Issuance of Investees' Stock - Net, in accordance with Staff Accounting Bulletin ("SAB") No. 51, "Accounting for Sales of Stock by a Subsidiary".

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

Under the terms of the Alliance the extent to which Synavant may independently develop, integrate, market, license or distribute products that are directly competitive with those packaged and promoted by Siebel is limited. Although Synavant may continue to license and support its existing Cornerstone and Premiere customers, under the terms of the alliance, it is contractually obligated to discontinue the future enhancement and development of the Cornerstone and Premiere products. Synavant management anticipates that these products will eventually be phased out and replaced by a new generation of joint solution offerings incorporating Siebel technology.

As a result of this transaction, Synavant management concluded at that time that significant portions of its software (including acquired technology) and enterprise-wide goodwill were not recoverable. Under its accounting policy for capitalized software, Synavant performed a net realizable value analysis to determine the recoverability of its capitalized software assets. This analysis resulted in a write-down of $14,553 in the period ended September 30, 2000. Under its accounting policy for goodwill impairment, Synavant completed a discounted cash flow analysis on an enterprise wide basis, resulting in a write down of $100,900 of goodwill in the period ended September 30, 2000. The total Impairment Charge - Synavant, recorded in the Consolidated Statement of Income, was $115,453.

The impairment charge has been recorded in the results of the Transaction Businesses Segment. This charge was recorded by IMS Health as a result of the Siebel transaction being effected prior to the Synavant Spin-Off . The impairment charge did not affect the IMS Segment (see Note 13).

NOTE 8. SPIN-OFF OF SYNAVANT

On August 31, 2000, IMS Health completed the spin-off (the "Spin-Off") of Synavant Inc. ("Synavant"), its wholly owned subsidiary, as an independent publicly traded company. At the date of the Spin-Off, Synavant was a newly created Delaware corporation. Prior to the Spin-Off, IMS Health transferred to Synavant selected assets and liabilities held by IMS Health and its subsidiaries related to the Synavant business. Synavant's businesses include the pharmaceutical industry automated sales and marketing support businesses previously operated by IMS Health Strategic Technologies Inc. and certain other foreign subsidiaries of IMS Health, substantially all of IMS Health's interactive and direct marketing business, including the business of Clark O'Neill, Inc., a wholly owned subsidiary of IMS Health, and a majority stake in a foreign joint venture.

IMS Health distributed (the "Synavant Distribution") to its shareholders of record as of the close of business on July 28, 2000 all of the outstanding shares of common stock, par value $0.01 per share, of Synavant (the "Synavant Common Stock"). The Synavant Distribution was effected by means of a pro rata dividend to the IMS Health shareholders of one share of Synavant Common Stock (together with the associated preferred share purchase right) for every twenty shares of common stock, par value $0.01 per share, of IMS Health (the "IMS Common Stock") held. In lieu of

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


fractional shares of Synavant Common Stock, each IMS Health shareholder received a cash payment representing such holder's proportionate interest in the net proceeds from the sale by the distribution agent for the Synavant Distribution of the aggregate fractional shares of Synavant Common Stock. The Synavant Distribution was accounted for as a tax-free pro-rata dividend to IMS Health shareholders and charged to retained earnings based on the book value of assets distributed to Synavant as at the date of the Synavant Distribution (August 31, 2000). The final dividend charged to retained earnings totaled $141,442 and was comprised of assets of $181,059 (including $19,438 of Cash, $43,195 of Accounts Receivable, $58,450 of Goodwill, $12,939 of Deferred Software and $16,294 of Property, Plant and Equipment) and liabilities of $39,637 (including $6,735 of Accounts Payable, $9,404 of Accrued Liabilities and $9,170 of Deferred Revenue).

Historically, the Synavant business was managed as part of the IMS Segment. Effective with the decision to spin-off Synavant, the business was managed as part of the Other Transaction Businesses and, accordingly, its results are included in the Transaction Businesses Segment. Selected historical financial data for Synavant is included in Note 13.

On August 11, 2000, Synavant obtained a revolving line of credit for $20,000 for working capital purposes. The line of credit was guaranteed by IMS Health, and was extended through February 15, 2001, at which time it was replaced with a similar line of credit with a maturity date of May 15, 2001. This line of credit was likewise guaranteed by IMS Health. On April 27, 2001, Synavant had this later line of credit replaced by a new revolving line of credit that is not guaranteed by IMS Health.

In connection with the Synavant Spin-Off, the Company incurred $31,254 of costs for the quarter ended September 30, 2000 ($32,801 for the nine months). These costs include $8,248 for expenses related to reductions in the IMS Health and corporate administrative workforce. Such costs were calculated pursuant to ongoing employee protection programs, individual employee contracts or local minimum statutory requirements. Additionally, a data processing agreement with a third party for $5,200 will not be used by the Company as a result of the Company's determination to streamline IMS Health's operations to focus on its core business. The remaining Synavant Spin and Related Charges relate primarily to legal, professional and other direct incremental costs.

In connection with the Synavant Spin-Off, holders of stock options to purchase the Company's common stock did not receive shares in the Synavant Distribution. Consequently, options granted under the Company's plans were adjusted to recognize the effect of the Synavant Distribution. The options, as adjusted, represented an increase in the number of shares issuable when exercised but maintained the same ratio of the exercise price to the market value per share, the same aggregate difference between market value and exercise price and the same vesting provisions, option periods and other terms and conditions as the options prior to the adjustment. In accordance with the provisions of Emerging Issues Task Force ("EITF") Statement No. 90-9, no compensation charge was recorded.

NOTE 9. CONTINGENCIES

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

In addition, the Company is subject to certain other contingencies discussed below:

INFORMATION RESOURCES LITIGATION

On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the corporation then known as "The Dun and Bradstreet Corporation" and now known as "R. H. Donnelley Corporation" ("Donnelley"), A.C. Nielsen Company and I.M.S. International Inc. (a predecessor of IMS Health) (the "IRI Action"). At the time of the filing of the complaint, each of the other defendants was a subsidiary of Donnelley.

The complaint alleges various violations of the United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These latter claims relate to the acquisition by the defendants of Survey Research Group Limited ("SRG"). IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement. IRI's complaint alleges damages in excess of $350,000, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount.

On October 15, 1996, the defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied the defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, the defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an amended and restated complaint repleading its alleged claim of attempted monopolization in the United States and realleging its other claims. On August 18, 1997, the defendants moved for an order dismissing the amended claims. On December 1, 1997, the court denied the motion and, on December 16, 1997, the defendants filed a supplemental answer denying the remaining material allegations of the amended complaint. On December 22, 1999, the defendants filed a motion for partial summary judgement seeking to dismiss IRI's non-U.S. antitrust claims. On July 12, 2000, the court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operated through subsidiaries or companies owned by joint ventures or "relationships" with local companies. Discovery is continuing in this matter.

In light of the potentially significant liabilities which could arise from the IRI Action and in order to facilitate the distribution by Donnelley of shares of Cognizant Corporation ("Cognizant") and ACNielsen Corporation (the parent company of A.C. Nielsen Company) in 1996, Donnelley,

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


ACNielsen and Cognizant entered into an Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating liabilities that may arise out of or in connection with the IRI Action, and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that, in the event of an adverse decision, ACNielsen will assume exclusive liability for liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount") and that Cognizant and Donnelley will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount ACNielsen will be able to pay after giving effect to (i) any plan submitted by such investment bank that is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented. On February 19, 2001, ACNielsen announced that it merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included with ACNielsen for purposes of determining the ACN Maximum Amount.

In 1998, IMS Health was spun-off from Cognizant (the "1998 Spin-Off") which then changed its name to Nielsen Media Research, Inc. ("NMR"). IMS Health and NMR are jointly and severally liable to Donnelley and ACNielsen for Cognizant's obligations under the terms of the Distribution Agreement dated October 28, 1996 among Donnelley, Cognizant and ACNielsen (the "1996 Distribution Agreement"). In connection with the 1998 Spin-Off, IMS Health and NMR agreed that, as between themselves, IMS Health will assume 75%, and NMR will assume 25%, of any payments to be made in respect of the IRI Action under the Indemnity and Joint Defense Agreement or otherwise, including any legal fees and expenses related thereto incurred in 1999 or thereafter. IMS Health agreed to be fully responsible for any legal fees and expenses incurred during 1998. NMR's aggregate liability to IMS Health for payments in respect of the IRI Action and certain other contingent liabilities shall not exceed $125,000.

During 1998, Donnelley separated into two companies (the "1998 Donnelley Spin"), Donnelley and The Dun & Bradstreet Corporation ("D&B I"). As a result, Donnelley and D&B I are each jointly and severally liable for all Donnelley liabilities under the Indemnity and Joint Defense Agreement and the 1996 Distribution Agreement. During 2000, D&B I separated into two companies, Moody's Corporation ("Moody's") and The Dun & Bradstreet Corporation ("D&B II"). Moody's and D&B II are each jointly and severally liable for all liabilities under the Indemnity and Joint Defense Agreement and the 1996 Distribution Agreement that were assumed by D&B I in the 1998 Donnelley Spin.

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

On December 19, 2000, National Data Corporation ("NDC") lodged an application with the Commission requesting that the Commission initiate a proceeding against the Company for an alleged infringement of Article 82 of the EC Treaty and grant interim measures (the "Application"). The Application concerns an IMS Health geographic mapping structure used for the reporting of regional sales data in Germany which the German courts have ruled is copyright protected. The Application requests that the Commission grant interim relief requiring the Company to grant NDC a compulsory license to enable NDC to use this structure in its competing regional sales data service in Germany. The Company filed preliminary comments to the Application and has provided information to the Commission pursuant to certain formal information requests.

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

On July 3, 2001, the Commission announced its decision in these proceedings (the "Decision") ordering interim measures pending a final decision on the Application. The Decision required the Company to grant a license of the geographic mapping structure on commercially reasonable terms without delay to NDC and to other businesses currently present on the German regional sales data

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


market should they request a license. The terms and royalties to be paid for the license were to be agreed between the Company and the requesting party, and if agreement could not be reached in a two week period, then the terms and royalties for the license would be determined by one or more independent experts agreed to by the parties, or if the parties could not agree, then the Commission shall appoint one or more experts. The Decision states that the expert(s) shall communicate its determination to the Commission for approval within two weeks of being chosen. Finally, the Decision provides for a penalty of 1,000 EUROS per day should the Company fail to comply with the Decision.

Following issuance of the Decision, NDC and Azyx requested from the Company a license to the geographic mapping structure. The Company was not able to agree with NDC or Azyx on the terms and royalties to be paid for the license or the determination of one or more independent experts. To date, the Commission has not appointed one or more independent experts.

On August 6, 2001, the Company lodged an appeal to the European Court of First Instance (the "CFI") requesting the CFI to fully suspend the operation of the Decision until it has rendered judgment on the appeal. The Company's appeal seeks the annulment of the Decision in its entirety. On August 10, 2001, the President of the CFI issued an order provisionally suspending operation of the Decision until the President had an opportunity to make a final ruling on the Company's application to suspend the Decision. Following an oral hearing on September 14, 2001, the President of the CFI ruled on October 26, 2001 in the Company's favor and suspended the operation of the Decision until the appeal seeking annulment of the Decision is heard and decided.

The Company intends to vigorously defend the above matters. Management of the Company is unable to predict at this time the final outcome of these matters or whether the resolution of these matters could materially affect the Company's results of operations, cash flows or financial position.

OTHER CONTINGENCIES

The Company and its predecessors have entered, and the Company continues to enter, into global tax planning initiatives in the normal course of their businesses. These activities are subject to review by tax authorities. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to the Company.

In 1999, the Company was informed by D&B I, acting as agent for Donnelley, that the IRS was reviewing Donnelley's utilization of certain capital losses during 1989 and 1990. In response, D&B I advised that it intended to file an amended tax return for these periods and to pay this amount in order to prevent further interest from accruing. In May 2000, D&B I paid $349,291 of this amount and the Company paid $212,291 pursuant to its obligation under the 1996 Distribution Agreement and the Distribution Agreement between Cognizant (renamed NMR) and the Company (the "1998 Distribution Agreement"), whereby the Company is in effect obligated to pay an amount equal to one-half of the tax and interest owed to the IRS for this matter to the extent the liability exceeds $137,000 (subject to reimbursement to the Company of a portion of this amount by NMR). In the second quarter of 2000, Donnelley received a formal assessment from the IRS with respect to this matter in the amount of $561,582, for additional tax and interest due, which was satisfied by the payments made by D&B I and the Company in May 2000. D&B I has advised the Company that,

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


notwithstanding the filing and payment, it intends to contest the assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. The Company had previously accrued for this liability and, therefore, this payment did not result in an expense in 2000.

Pursuant to the 1998 Distribution Agreement, NMR is responsible for a portion of the amount that the Company paid pursuant to the 1996 Distribution Agreement ($41,136 according to the Company's calculations). NMR was not obligated to pay its share to the Company until January 2, 2001. In December 2000, the Company requested reimbursement of this amount from NMR. On January 2, 2001, NMR made a payment of $10,530 in respect of such matter but refused to pay the remaining $30,606 based on its interpretation of the applicable agreements. The Company believes that NMR's position has no merit and plainly contravenes the terms of the applicable agreements. Accordingly, the Company has a receivable for the outstanding principle amount due and has now also recorded interest thereon from January 2, 2001 from NMR in accordance with the terms of the applicable agreements. The Company has commenced arbitration regarding this matter by filing a Demand for Arbitration with the American Arbitration Association International Center for Dispute Resolution. The Company believes it will prevail in this matter.

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

As part of the Synavant Spin-Off, IMS Health and Synavant entered into a Distribution Agreement. In connection with the Distribution, Synavant will be jointly and severally liable to the other parties in the 1996 and 1998 Distribution Agreements for the liabilities relating to certain tax matters as well as those relating to the IRI Action. Under the Synavant Distribution Agreement, as between IMS Health and Synavant, each will bear 50% of IMS Health's share of these liabilities (net of the liability borne by NMR) up to a maximum liability of $9,000 for Synavant. If, contrary to expectations, the Synavant Spin-Off were not to qualify as tax free under Section 355 of the Internal Revenue Code, then, in general, a corporate tax would be payable by the consolidated group, of which IMS Health is a common parent and Synavant is a member, based on the difference between (x) the fair market value of the Synavant Common Stock on the date of the Synavant Spin-Off and (y) the adjusted basis of such Synavant Common Stock. In addition, under the consolidated return rules, each member of the consolidated group would be severally liable for such tax liability. IMS Health estimates that the aggregate tax liability in this regard is not expected to exceed $100,000. Pursuant to the Tax Allocation Agreement, IMS Health would be liable for the resulting corporate tax, except as provided in the Distribution Agreement. In the opinion of management and based on the opinion of tax counsel it is not probable that the Company will incur any liability.

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

NOTE 10. FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133". These statements standardize the accounting for derivative instruments. The Company is required to record all derivative instruments on the balance sheet at fair value. Derivatives that are not classified as hedges are adjusted to fair value through earnings. Changes in fair value of the derivatives that the Company has designated and that qualify as effective hedges are recorded in either other comprehensive income or earnings. Any ineffective portion of the Company's derivatives that are classified as hedges is immediately recognized in earnings. The cumulative effect of the change in accounting principles recorded on January 1, 2001 as well as the impact on the three and nine months ended September 30, 2001 were not material to the Company's results of operations, financial positions or cash flows.

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

CREDIT CONCENTRATIONS

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by counterparties. The Company would not realize a material loss as of September 30, 2001 in the event of non-performance by any one counterparty. The Company enters into transactions only with financial institution counterparties which have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances principally from customers in the pharmaceutical industry. The Company's trade receivables do not represent significant concentrations of credit risk at September 30, 2001 due to the high quality of its customers and their dispersion across many geographic areas.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


LINES OF CREDIT AND LIQUIDITY

The Company had unused available lines of credit of $217.7 million and $179.0 million at September 30, 2001 and December 31, 2000 respectively. In general, the terms of these lines of credit give the Company the option to borrow at an interest rate equal to LIBOR plus 37.5 or 44.5 basis points and can be withdrawn by the banks under certain conditions. The commitment fee associated with the unused lines of credit is 22.5 basis points per year, increased to 28.75 basis points if the facilities are less than 50% utilized. The lines of credit are 364-day facilities in place with several banks. The facilities expire on staggered dates and are renewed each year at the request of the Company subject to the banks' approval.

At September 30, 2001 and December 31, 2000 the Company's Total Current Liabilities exceeded its Total Current Assets primarily as a result of management's decision to maintain short-term borrowings instead of longer-term debt instruments. At September 30, 2001 the working capital deficit has decreased substantially since the year-end. This allows the Company to achieve lower borrowing costs while providing flexibility to repay debt with cash flow from operations, proceeds from the exercise of stock options and the liquidation of equity holdings. Based on estimated future cash flows from operations, the ability to monetize Enterprises' investments upon distribution from venture capital partnerships, cash from future employee stock option exercises, the investment in CTS as well as the Company's ability to obtain additional lines of credit and debt and to utilize existing lines of credit, the Company believes it will have sufficient cash and other resources to fund its short and long-term business plans, including its current short-term obligations, its stock repurchase program and its operating cash flow requirements and other commitments.

NOTE 11. INCOME TAX

The Company operates in approximately 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

In 2001, the effective tax rate was reduced by the tax benefit at the U.S. federal rate on the loss from the sale of Gartner Shares recorded in continuing operations (see Note 4 to the Condensed Consolidated Financial Statements), the result of the expiration, without adjustment, on September 30, 2001 of the statute of limitations on certain, previously reserved for Donnelley legacy transactions (approximately $21,800 recorded in the quarter ended September 30, 2001), and the recognition of additional tax benefits arising from a 1998 non-U.S. reorganization which gave rise to tax deductible non-U.S. intangible assets (approximately $11,700 recorded in the quarter ended March 31, 2001), which resulted from the reassessment of the tax benefits from the reorganization following new non-U.S. tax legislation enacted at the end of the first quarter of 2001.

In 2000, the effective tax rate was impacted by the non-deductible write down of Synavant goodwill, a higher amount of Enterprises' investment gains which were taxed at a U.S. federal rate of 35.0%, and the costs incurred as a result of the spin-off of Synavant, a portion of which were non-deductible, offset by the recognition of certain German trade tax benefits (approximately $19,400), the recognition of the benefit of certain net operating losses
(NOLs) due to the implementation of global tax planning strategies (approximately $3,400) and the reversal of previously accrued tax liabilities (approximately $3,000). The German trade tax benefits of $19,400 resulted from a favorable final German court decision rendered in the third quarter of 2000 which permitted the utilization of certain pre-existing tax benefits. The global tax planning

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


strategies which permitted the recognition of the benefit of the NOLs were developed and implemented during the first quarter of 2000. These NOLs were previously reserved with a full valuation allowance. The reversal of previously accrued tax liabilities resulted from the true up of state and local tax returns and the favorable resolution of audits in certain foreign tax jurisdictions recognized during the first quarter of 2000.

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

The Company repurchased approximately 3.3 million shares of outstanding common stock under this program in the third quarter of 2001 at an average price of $26.00 per share or a total cost of $85.0 million. For the first nine months the Company repurchased approximately 9.7 million shares at an average price of $26.38 per share, or a total cost of $255.9 million. As of September 30, 2001 approximately 18.2 million shares had been repurchased since the inception of the July 2000 program at a total cost of $462.9 million.

The Company re-issued approximately 0.9 million treasury shares under option exercises for proceeds of $16.5 million during the third quarter of 2001. For the nine months ended September 30, 2001, 13.6 million such shares have been issued for proceeds of $228.0 million.

NOTE 13. OPERATIONS BY BUSINESS SEGMENT

Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making groups, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company, operating globally in approximately 100 countries, is managed by way of and delivers information, software and related services principally through the strategic business segments referenced below.

The chief operating decision-makers evaluate the performance and allocate resources based on revenue and operating income. All inter-segment transactions are excluded from management's analysis of operations by business segment.

As at September 30, 2001, the Company consisted of the following segments:

1. The IMS Segment, which consists of IMS Health, is a leading global provider of market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Historically, this segment included Synavant, Erisco and three small non-strategic software companies that are included in the Transaction Businesses Segment. The IMS Segment is managed on a global business model with global leaders for the majority of its

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

         critical business processes. Corporate expenses, which were previously not allocated to segments, are now included with the IMS Segment as the costs principally relate to management of the IMS business. Corporate expenses of $7,011 and $23,455 have been reclassified accordingly for the three and nine months ended September 30, 2000, respectively. In addition the IMS Segment includes the Company's venture capital unit, Enterprises, which is focused on investments in emerging businesses, and its equity interest in TriZetto.

2. The CTS Segment, which consists of CTS, delivers full life cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. CTS's primary service offerings include application development and integration, application management and re-engineering services.

During the three and nine months ended September 30, 2000, the Company also included:

3. The Transaction Businesses Segment, which consisted of Synavant, which serves the pharmaceutical industry by developing and selling pharmaceutical relationship management solutions that support sales and marketing decision-making; Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry; and three small non-strategic software businesses. The Company spun-off the Synavant business on August 31, 2000, sold Erisco to TriZetto and entered into a strategic alliance with TriZetto on October 3, 2000. The Company also divested or discontinued the other small non-strategic software businesses.

---------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2001:                 IMS             CTS            TRANSACTION           TOTAL
                                                                                    BUSINESSES (2)      CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------
Revenue (1)                                             $287,734         $40,403                -           $328,137
Operating Income                                        $114,119          $9,323                -           $123,442
---------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2000:
---------------------------------------------------------------------------------------------------------------------
Revenue (1)                                             $282,074         $33,376          $40,417           $355,867
Operating Income/(Loss) (3)                             $102,305          $7,078        $(155,382)          $(45,999)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2001:                  IMS             CTS           TRANSACTION            TOTAL
                                                                                   BUSINESSES (2)       CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------
Revenue (1)                                             $871,245        $120,803                -           $992,048
Operating Income                                        $300,540         $26,586                -           $327,126
Total Assets at September 30, 2001 (4) (5)            $1,110,796        $138,430                -         $1,249,226
---------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2000:
---------------------------------------------------------------------------------------------------------------------
Revenue (1)                                             $822,546         $85,029         $170,216         $1,077,791
Operating Income/(Loss) (3)                             $254,181         $18,243        $(164,816)          $107,608
Total Assets at September 30, 2000 (4) (5)            $1,069,241         $95,380          $36,682         $1,201,303
---------------------------------------------------------------------------------------------------------------------

NOTES TO OPERATIONS BY BUSINESS SEGMENTS:

1. Revenue excludes inter-segment sales of $5,099 and $3,731 for September 30, 2001 and 2000, respectively on a quarterly basis. Revenue excludes inter-segment sales of $13,514 and $10,949 for September 30, 2001 and 2000, respectively on a nine months basis.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


2. Included in the Transaction Businesses Segment for the nine months ended September 30, 2000 are revenue and operating losses related to the Synavant business of approximately $119,700 and ($132,000), respectively. Residual revenues and results of operations relate primarily to the Erisco business.

3. Spin and Related Costs in 2000 of $31,254 and $32,801 for the three and nine months respectively, were previously recorded in General Corporate Expenses and have now been reallocated to the Transaction Businesses Segment.

4. Total assets of the IMS Segment include Net Assets of Discontinued Operations (Gartner) of $0 and $81,060 as of September 30, 2001 and September 30, 2000, respectively. IMS Segment assets also include the Company's investment in TriZetto and other Corporate assets.

5. CTS Segment assets include cash and cash equivalents of $79,767 and $52,837 at September 30, 2001 and September 30, 2000, respectively.

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

On August 31, 2000, IMS Health spun-off the businesses of Synavant, Inc. ("Synavant") by distributing the stock of Synavant to IMS Health's shareholders (the "Synavant Spin-Off"). The Synavant businesses include the pharmaceutical industry automated sales and marketing support businesses previously operated by IMS Health Strategic Technologies Inc., and certain other foreign subsidiaries of IMS Health; substantially all of IMS Health's interactive and direct marketing business, including the business of Clark O'Neill, Inc., which was a wholly-owned subsidiary of IMS Health; and a majority stake in a foreign joint venture. On October 3, 2000, the Company sold Erisco Managed Care Technologies, Inc. ("Erisco") to The TriZetto Group, Inc. ("TriZetto") in exchange for an equity interest in TriZetto and entered into a technology and data alliance with TriZetto. These transactions, together with the divestitures or discontinuation of three small non-strategic software businesses, have resulted in a company concentrated on IMS Health's core data business of providing market information and decision support services to the pharmaceutical industry, together with the Company's 58.6% interest in Cognizant Technology Solutions Corporation ("CTS"), the Company's venture capital unit - Enterprise Associates LLC ("Enterprises"), and the Company's interest in TriZetto. IMS Health owned approximately 27% of TriZetto's common stock as at September 30, 2001, and accounts for its share of TriZetto under the equity method.

As of September 30, 2001, IMS Health consisted of:

1. The IMS Segment, which consists of IMS Health, is a leading global provider of market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Historically, this segment included Synavant, Erisco and three small non-strategic software companies that are included in the Transaction Businesses Segment. The IMS Segment is managed on a global business model with global leaders for the majority of its critical business processes. Corporate expenses, which were previously not allocated to segments, are now included with the IMS Segment as the costs principally relate to management of the IMS business. In addition, the IMS Segment includes the Company's venture capital unit, Enterprises, which is focused on investments in emerging businesses, and its equity interest in TriZetto.

2. The CTS Segment, which consists of CTS, delivers full life-cycle solutions to complex software

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. CTS's primary service offerings include application development and integration, application management and re-engineering services.

During the three and nine months ended September 30, 2000, the Company also included:

3. The Transaction Businesses Segment which consisted of: Synavant, which serves the pharmaceutical industry by developing and selling pharmaceutical relationship management solutions that support sales and marketing decision-making; Erisco, a leading supplier of software-based administrative and analytical solutions to the managed care industry; and three small non-strategic software businesses. The Company spun-off the Synavant business on August 31, 2000 and sold Erisco to TriZetto on October 3, 2000. The Company also divested or discontinued the other small non-strategic software businesses.

All prior year segment information has been reclassified to conform with the September 30, 2001 presentation.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

OPERATING RESULTS

Revenue for the third quarter of 2001 decreased by 7.8% to $328,137 from $355,867 in the third quarter of the prior year. This decrease is primarily attributable to the inclusion of Synavant and Erisco revenues in the third quarter of 2000, partially offset by growth in the IMS and CTS Segments. Synavant was disposed of in the third quarter of 2000 and Erisco in the fourth quarter of 2000.

The Company's revenue, excluding the Transaction Businesses Segment, increased by 4.0% to $328,137 in the third quarter of 2001 from $315,450 for the third quarter of the prior year. On a constant dollar basis (i.e., a basis that eliminates currency rate fluctuations) revenue growth was 8.0% in the third quarter. Sales management products such as Rx Services (including Xponent) in the U.S. and Europe, the EarlyView and Prescriber Validation Services in the U.S. and Weekly Data and the new Weekly/GP Pharmacy Data product in Japan were key sources of revenue growth. Growth at CTS was also a contributor to the revenue increase as explained below.

Operating costs for the Company include internal computer costs, the cost of data collection and production and costs attributable to personnel involved in production, data management and the processing and delivery of the Company's services. The Company's operating costs decreased by 16.5% to $113,909 in the third quarter of 2001 from $136,447 in the third quarter of the prior year due to operating costs in the third quarter of 2000 for Synavant and Erisco which are not in the 2001 results, partially offset by increased operating costs attributable to CTS and the IMS Segment.

The Company's operating costs, excluding the Transaction Businesses Segment in 2000 and technology acceleration costs in 2000 of $2,836, increased by 3.1% to $113,909 in the third quarter

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


of 2001 from $110,439 for the comparable quarter of 2000. This increase is largely attributable to an increased number of technical professionals at CTS to meet the increased demand for services and an increase of 2.6% in the IMS Segment operating costs to support higher revenues. The low increase for the IMS Segment reflects the benefits of cost containment programs, notably those actions taken to reduce costs at the end of 2000 as well as current progress to optimize the Company's operating costs.

Selling and administrative expenses consist primarily of the costs attributable to selling and administrative personnel, promotion, communications, management, finance, administration and occupancy. The Company's selling and administrative expenses decreased during the third quarter of 2001 by 21.5% to $74,933 from $95,475 in the third quarter of the prior year due to expenses in the third quarter of 2000 for Synavant and Erisco which are not in the 2001 results, partially offset by increased costs primarily attributable to the CTS Segment.

The Company's selling and administrative expenses, excluding the Transaction Businesses Segment and certain legal fees in 2001 and 2000 of $2,336 and $2,094 respectively, were essentially flat for the third quarter of 2001 ($72,597) as compared to the comparable quarter of 2000 ($73,040). Selling, general and administrative expenses for CTS increased over the same period of 2000 due to increased expense incurred to expand CTS's sales and marketing activities and increased infrastructure expenses to support CTS's revenues. The IMS Segment selling and administrative costs decreased by $2,900 (3.1%) as a result of the benefits of the restructuring actions taken at the end of 2000 as well as current progress to optimize the Company's infrastructure costs.

Third quarter depreciation and amortization charges decreased by 31.8% from $23,237 in 2000 to $15,853 in 2001. This decrease primarily reflects the higher amortization in 2000 relating to the Transaction Businesses. Excluding the Transaction Business Segment, depreciation and amortization decreased by 10.2% from $17,655 in 2000 to $15,853 in 2001. This decrease reflects, in part, the impact of assets written off at the end of 2000.

In connection with the spin-off of Synavant, the Company incurred $31,254 of costs for the quarter ended September 30, 2000. These costs included $8,248 for expenses related to reductions in the IMS and corporate administrative workforce resulting from consolidation following the Synavant Spin-Off. Additionally, a data processing agreement with a third party for $5,200 was not used by the Company as a result of the Company's determination to streamline IMS's operations to focus on its core business. The remaining Synavant Spin-Off charges relate primarily to legal, professional and other direct incremental costs.

In connection with the Siebel alliance more fully described in Note 7 to the Condensed Consolidated Financial Statements, Synavant assessed the impairment of its computer software (including acquired technology), goodwill and other intangible assets and change in intangible assets lives. As a result of this alliance, Synavant recorded an impairment charge of $115,453 in the third quarter of 2000, comprised of $14,553 on computer software and $100,900 on goodwill. The Company was required to record this impairment loss because the Siebel alliance was signed prior

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


to the Company's spin-off of Synavant. This impairment did not impact the IMS segment.

Operating income for the third quarter of 2001 was $123,442 compared to a loss of $45,999 for the comparable quarter of 2000 reflecting the growth in the IMS and CTS Segments and the recording of the Spin and Related Costs of $31,254 and the Impairment Charge - Synavant of $115,453 in 2000.

The Company's operating income, excluding the Transaction Businesses Segment and the one-time Spin and Related Costs, the Impairment Charge - Synavant, technology acceleration costs in 2000 and certain legal fees in both years, increased by 10.0% in 2001 (18.0% on a constant dollar basis) to $125,786 from $114,313 in the third quarter of the prior year. This growth is primarily due to the revenue growth in the IMS Segment, growth of CTS and the slower growth in operating and selling and administrative expenses. Operating income growth outpaced revenue growth primarily due to the Company's ability to leverage its existing worldwide resources.

Net interest income was $86 in the third quarter of 2001 compared with net interest expense $5,663 in the third quarter of the prior year. This is due to the lower short-term debt due in 2001 compared to 2000, the impact of steadily declining interest rates in 2001 and cumulative interest of $2,067 recorded on the NMR receivable.

During the third quarter of 2001, IMS Health decided to sell and, by August 29, 2001, completed the sale of 1,554,954 shares of Class A common stock of Gartner, Inc. ("Gartner Shares") to Gartner and its remaining holding in Gartner Shares to several institutional investors. IMS Health received aggregate proceeds of $65.2 million, or $9.88 per share, from these sales. IMS Health's original cost basis in these shares was $77.7 million, or $11.78 per share. These sales divest IMS Health of its remaining equity interest in Gartner. The sale of shares to Gartner was part of Gartner's $75 million stock buyback program announced on July 19, 2001. These sales resulted in a gross realized loss of $12,536, which was recorded in two different lines in the income statement: (1) Income from Discontinued Operations of $72,344 ($47,025 net of applicable taxes), to reflect the difference between the fair market value at the date of the Gartner Spin-Off (July 26, 1999) and the book value of those shares; (2) a loss from dispositions in continuing operations of $84,880 which was recorded as Realized Loss on Gartner Investment, to reflect the difference between the fair market value at the date of the Gartner Spin-Off and the disposal proceeds (see Note 4 to the Condensed Consolidated Financial Statements).

During the third quarter of 2001, the Company recorded $2,969 of pre-tax net losses from dispositions, relating primarily to the write down of investments held by the Company's venture capital unit - Enterprises. During the comparable period for the prior year, the Company recorded $6,201 of pre-tax net gains from dispositions due primarily to the sale of investments in American Cellular, Aspect Development Inc., Mercator Software Inc., Viant Corporation and Verisign Inc., which were part of the Company's investment portfolio.

In the third quarter of 2001, the Company recorded a gain on the issuance of investees' stock of $3,082. This gain arose primarily from the issuance by CTS of shares relating to the exercise of

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


employee stock options. The gain for CTS has been recognized in the income statement, in accordance with Staff Accounting Bulletin ("SAB") No. 51, "Accounting for Sales of Stock by a Subsidiary".

Other Expense-Net, was $6,966 in the third quarter compared to $5,785 in the third quarter of the prior year. This relates primarily to minority interest expense and foreign exchange gains and losses.

The effective tax rate in 2001 reflected the tax benefit at the U.S. federal rate on the loss from the sale of Gartner Shares recorded in continuing operations (see Note 4 to Condensed Consolidated Financial Statements), and the result of the expiration, without adjustment, on September 30, 2001 of the statute of limitations on certain, previously reserved for Donnelley legacy transactions (approximately $21,800 recorded in the quarter ended September 30, 2001). The effective rate in 2000 was impacted by the non-deductible write down of Synavant goodwill, a higher amount of Enterprise gains which were taxed at an overall rate of 35.0% and the costs incurred as a result of the spin-off of Synavant, (a portion of which were non-deductible), offset by the recognition of certain German trade tax benefits (approximately $19,400 recorded in the quarter ended September 30, 2000). This is described more fully in Note 11 to the Condensed Consolidated Financial Statements.

The TriZetto equity loss of $1,747 net of income tax benefit and including amortization of acquired intangibles, has been recorded in the third quarter of 2001. The Company had no investment in TriZetto as of September 30, 2000.

Net income for the third quarter of 2001 was $88,310 compared to a loss of $(56,191) for the comparable period of the prior year, primarily due to the increased operating income in 2001 arising from growth in both the IMS and the CTS Segments and the one-time charges in the quarter ending September 30, 2000 for the Spin and Related Costs and Impairment Charge - Synavant.

Basic earnings per share in the third quarter of 2001 were $0.30 versus losses of $0.19 in the third quarter of the prior year. Diluted earnings per share in the third quarter of 2001 were $0.29 compared with losses of $0.19 in the third quarter of the prior year. The increase in earnings per share was driven primarily by the increased operating income and the absence of one-time charges in 2001 referred to above.

RESULTS BY BUSINESS SEGMENT

IMS SEGMENT

The IMS Segment consists of IMS Health, the world's leading provider of information solutions to the pharmaceutical and healthcare industries. Key products and services integral to customer day-to-day operations include market research for prescription and over-the-counter pharmaceutical products and sales management information to optimize sales force productivity as well as consultancy and other related services.

IMS Segment revenue for the third quarter of 2001 increased 2.0% (6.4% on a constant dollar basis)

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


to $287,734 from $282,074 in the third quarter of the prior year. Sales Management revenue increased 7.4% (12.6% on a constant dollar basis) to $181,059. Sales Management revenue growth is primarily due to Xponent in the United States and Europe, to Weekly Data and the new Weekly/ GP Pharmacy product in Japan as well as new products such as EarlyView in the U.S. Market Research revenue decreased 2.4% to $100,782 but increased by 1.6% on a constant dollar basis. Market Research revenues have been impacted by pharmaceutical company mergers. Other Services revenue dropped 42.8% to $5,893. Other Services revenue includes consultancy services which are ad hoc and less predictable in nature.

IMS Segment operating income for the third quarter increased 11.5% to $114,119 from $102,305 in the prior year, and excluding certain legal fees in both years and technology acceleration costs in 2000 operating income grew by 9.0%, or 17.0% on a constant dollar basis. Operating income growth outpaced revenue growth due primarily to the segment's ability to leverage its established worldwide resources.

Corporate expenses, which were previously not allocated to segments, are now included with the IMS Segment as the costs principally relate to management of the IMS business.

CTS SEGMENT

CTS revenue for the second quarter, net of inter-segment sales, increased 21.1% to $40,403 from $33,376 in the comparable period of the prior year. The increase resulted primarily from an increase in application management services. CTS operating income for the third quarter increased 31.7% to $9,323 in the third quarter of 2001 from $7,078 in the comparable period of the prior year. The significant revenue growth has driven the improvement at the operating income level.

TRANSACTION BUSINESSES SEGMENT

All of the Transaction Businesses Segment was spun-off, divested or discontinued in 2000 and, therefore, there are no comparable operating results in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

OPERATING RESULTS

Revenue for the first nine months of 2001 decreased by 8.0% to $992,048 from $1,077,791 in the first nine months of the prior year. This decrease is primarily attributable to the inclusion of Synavant and Erisco revenues in the first nine months of 2000, partially offset by growth in the IMS and CTS Segments. Both Synavant and Erisco were disposed of prior to the beginning of the first nine months of 2001.

The Company's revenue, excluding the Transaction Businesses Segment, increased by 9.3% to $992,048 in the first nine months of 2001 from $907,575 for the first nine months of the prior year. On a constant dollar basis (i.e., a basis that eliminates currency rate fluctuations) revenue growth was 14.0% in the first nine months. Sales management products such as Xponent in Europe and the

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


U.S., EarlyView in the U.S. and Weekly Data in Japan were the key sources of revenue growth. The entire business in Japan shows solid growth performance and a new product, Weekly GP/Pharma was launched in July in Japan. Growth at CTS was also a contributor to the revenue increase as explained below.

Operating costs for the Company include internal computer costs, the cost of data collection and production and costs attributable to personnel involved in production, data management and the processing and delivery of the Company's services. The Company's operating costs decreased by 14.2% to $361,052 in the first nine months of 2001 from $420,625 in the first nine months of the prior year due to operating costs in the first nine months of 2000 for Synavant and Erisco which are not in the 2001 results, partially offset by increased costs attributable to CTS and the IMS Segment.

The Company's operating costs, excluding the Transaction Businesses Segment and technology acceleration charges of $2,836 in 2000, increased by 8.7% to $361,052 in the first nine months of 2001 from $332,306 for the comparable nine months of 2000. This increase is attributable to an increased number of technical professionals at CTS to meet the increased demand for services and an increase in the IMS Segment to support higher revenues. A 5.2% increase for the IMS Segment reflects the benefits of cost containment programs, notably those actions taken to reduce costs at the end of 2000 as well as current progress to optimize the Company's operating costs.

Selling and administrative expenses consist primarily of the costs attributable to selling and administrative personnel, promotion, communications, management, finance, administration and occupancy. The Company's selling and administrative expenses decreased during the first nine months of 2001 by 22.7% to $253,508 from $328,164 in the first nine months of the prior year due to expenses in the first nine months of 2000 for Synavant and Erisco which are not in the 2001 results, partially offset by increased costs primarily attributable to the CTS Segment.

The Company's selling and administrative expenses, excluding the Transaction Businesses Segment and excluding certain legal fees of $2,336 and $2,094 for 2001 and 2000 respectively, increased during the first nine months of 2001 by 1.8% from $246,738 to $251,172. The increase was primarily due to expenses incurred to expand CTS's sales and marketing activities and increased infrastructure expenses to support CTS's revenues. The IMS Segment selling and administrative costs decreased by 3.8% as a result of the benefits of the restructuring actions taken at the end of 2000 as well as current progress to optimize the Company's infrastructure costs.

The first nine months depreciation and amortization charges decreased by 31.1% from $73,140 in 2000 to $50,362 in 2001. This decrease primarily reflects the higher amortization in 2000 relating to the Transaction Businesses. Excluding the Transaction Businesses Segment, depreciation and amortization decreased by 1.6% from $51,178 in 2000 to $50,362 in 2001.

In connection with the spin-off of Synavant, the Company incurred $32,801 of costs for the nine months ended September 30, 2000. These costs include $8,248 for expenses related to reductions in the IMS and corporate administrative workforce resulting from consolidation following the Synavant Spin-Off. Additionally, a data processing agreement with a third party for $5,200 will not

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


be used by the Company as a result of the Company's determination to streamline IMS's operations to focus on its core business. The remaining Spin and Related Costs were primarily legal, professional and other direct incremental costs.

In connection with the Siebel transaction more fully described in Note 7 to the Condensed Consolidated Financial Statements, Synavant assessed the impairment of its computer software (including acquired technology), its goodwill and other intangible assets and change in tangible asset lives. As a result of this transaction an impairment charge was recorded in the third quarter of 2000 of $14,553 for computer software and $100,900 for goodwill. The Company was required to record this impairment loss due to the Siebel alliance which was signed prior to the Spin-Off.

Operating income for the first nine months of 2001 increased from $107,608 to $327,126 reflecting the growth in the IMS and CTS Segments and the one time charges in 2000 for the Spin and Related Costs and Impairment Charge - Synavant.

The Company's operating income, excluding the Transaction Businesses Segment, the Spin and Related Costs in 2000 ($32,801), the Impairment Charge - Synavant in 2000 ($115,453) and the 2000 technology acceleration charge ($2,836) and certain legal fees of $2,336 and $2,094 in 2001 and 2000 respectively, increased by 18.8% in 2001 to $329,463 from $277,353 in the first nine months of the prior year. This growth is primarily due to the revenue growth in the IMS Segment and CTS and the slower growth in operating and selling and administrative expenses. Operating income growth outpaced revenue growth primarily due to the Company's ability to leverage its worldwide resources.

Net interest expense was $8,748 in the first nine months of 2001 compared with $7,026 in the first nine months of the prior year. This is due to higher short-term debt due in the first part of 2001 compared to 2000, primarily offset by the impact of steadily declining interest rates in 2001 and cumulative interest of $2,067 recorded on the NMR receivable.

During the third quarter of 2001, IMS Health decided to sell and, by August 29, 2001, completed the sale of 1,554,954 shares of Class A common stock of Gartner, Inc. ("Gartner Shares") to Gartner and its remaining holding in Gartner Shares to several institutional investors. IMS Health received aggregate proceeds of $65.2 million, or $9.88 per share, from these sales. IMS Health's original cost basis in these shares was $77.7 million, or $11.78 per share. These sales divest IMS Health of its remaining equity interest in Gartner. The sale of shares to Gartner was part of Gartner's $75 million stock buyback program announced on July 19, 2001. These sales resulted in a gross realized loss of $12,536, which was recorded in two different lines in the income statement: (1) Income from Discontinued Operations of $72,344 ($47,025 net of applicable taxes), to reflect the difference between the fair market value at the date of the Gartner Spin-Off (July 26, 1999) and the book value of those shares; (2) a loss from dispositions in continuing operations of $84,880 which was recorded as Realized Loss on Gartner Investment, to reflect the difference between the fair market value at the date of the Gartner Spin-Off and the disposal proceeds (see Note 4 to the Condensed Consolidated Financial Statements).

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


During the first nine months of 2001, the Company recorded $594 of pre-tax net losses from dispositions. This includes a gain of $1,990 recorded in the first quarter, resulting from the sale of IDRAC Holdings Inc. ("IDRAC"), a non-strategic property that provides information on pharmaceutical product registrations, to a wholly owned subsidiary of Information Holdings Inc. ("IHI"). The IDRAC gain was offset primarily by the write down of investments held by Enterprises, the Company's venture capital unit.

During the first nine months of 2000, the Company recorded $63,915 of pre-tax net gains from dispositions due primarily to the sale of investments in American Cellular, Aspect Development Inc., Mercator Software Inc., Viant Corporation and Verisign Inc., which were part of Enterprises.

In the first nine months of 2001 the Company recorded a net gain on the issuance of investee's stock of $753. This includes a loss from the issuance by TriZetto of shares of common stock in the second quarter. The majority of these shares were included in a secondary offering which generated proceeds to TriZetto of about $56,000. The remaining shares were issued primarily for an acquisition by TriZetto in April 2001. The issuance of equity by TriZetto resulted in the reduction of IMS Health's ownership stake from approximately 33% on December 31, 2000 to approximately 27% on September 30, 2001. This loss was offset by a gain on the issuance of CTS stock relating to the exercise of employee stock options. Both the loss for TriZetto and the gain for CTS have been recognized in the income statement, in accordance with Staff Accounting Bulletin ("SAB") No. 51, "Accounting for Sales of Stock by a Subsidiary".

Other Expense-Net, decreased in the first nine months to $14,775 from $19,458 in the first nine months of the prior year, due to the inclusion in 2000 of non-recurring professional fees. Also included in Other Expense-Net are minority interest and foreign exchange gains and losses.

In the first nine months of 2001, the effective tax rate was 19.0% compared to 47.4% in the comparable nine months of 2000. In 2001, the Company's effective tax rate was reduced by the tax benefit at the U.S. federal rate on the loss from the sale of Gartner Shares recorded in continuing operations (see Note 4 to Condensed Consolidated Financial Statements), the result of the expiration, without adjustment, on September 30, 2001 of the statute of limitations on certain, previously reserved for Donnelley legacy transactions (approximately $21,800 recorded in the quarter ended September 30, 2001), and the recognition of additional tax benefits arising from a 1998 non-U.S. reorganization which gave rise to tax deductible non-U.S. intangible assets (approximately $11,700 recorded in the quarter ended March 31, 2001) which resulted from the reassessment of the tax benefits from the reorganization following new non-U.S. tax legislation enacted at the end of the first quarter of 2001.

In 2000, the effective tax rate was impacted by the non-deductible write down of Synavant goodwill, a higher amount of Enterprises' investment gains which were taxed at a U.S. federal rate of 35.0%, and the costs incurred as a result of the spin-off of Synavant, a portion of which were non-deductible, offset by the recognition of certain German trade tax benefits (approximately $19,400), the recognition of the benefit of certain net operating losses (NOLs) due to the implementation of global tax planning strategies (approximately $3,400) and the reversal of previously accrued tax liabilities (approximately $3,000). The German trade tax benefits of

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


$19,400 resulted from a favorable final German court decision rendered in the third quarter of 2000 which permitted the utilization of certain pre-existing tax benefits. The global tax planning strategies which permitted the recognition of the benefit of the NOLs were developed and implemented during the first quarter of 2000. These NOLs were previously reserved with a full valuation allowance. The reversal of previously accrued tax liabilities resulted from the true up of state and local tax returns and the favorable resolution of audits in certain foreign tax jurisdictions recognized during the first quarter of 2000.

The TriZetto Equity Loss of $5,547 net of income tax benefit and including amortization of acquired intangibles, has been recorded in the first nine months of 2001. The Company had no investment in TriZetto as of September 30, 2000.

Income from Continuing Operations for the first nine months of 2001 increased from $74,664 to $171,655 due primarily to improved operating income and the absence of one-time charges as described above.

Income from Discontinued Operations of $47,025 was recorded for the first nine months of 2001 versus $2,226 for the same period in 2000. The 2001 income relates to the disposition of Gartner shares as described in Note 4 to the Condensed Consolidated Financial Statements. The 2000 income relates to the contribution of Gartner shares to Synavant as part of the Spin-Off.

Basic earnings per share in the first nine months of 2001 were $0.74 versus earnings of $0.26 in the first nine months of the prior year. Diluted earnings per share in the first nine months of 2001 were $0.73 compared with earnings of $0.26 in the first nine months of the prior year. For basic and diluted earnings per share, the income from discontinued operations contributes $0.16 and $0.01 in both 2001 and 2000 respectively. The increase in earnings per share (basic and diluted) was driven primarily by the improved operating income and the absence of one-time charges in 2001, referred to above.

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

IMS Segment revenue for the first nine months of 2001 increased 5.9% (11.0% on a constant dollar basis) to $871,245 from $822,546 in the first nine months of the prior year. Sales Management revenue increased 9.7% (14.0% on a constant dollar basis) to $537,625. Sales Management revenue growth is primarily due to Xponent in the United States and Europe and also to the Weekly Data product in Japan. Market Research revenue increased 2.3% (7.0% on a constant dollar basis) to $308,380. The modest growth is due to the impact of some pharmaceutical company mergers. Other Services revenue decreased 19.0% to $25,241. Other Services revenue includes services and consultancy revenue and other ad hoc projects. The nine-month decrease in Other Services revenue

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


is due to the fact that these are ad hoc and less predictable in nature.

IMS Segment operating income for the first nine months increased 18.2% to $300,540 from $254,176 in the prior year. Operating income growth outpaced revenue growth due primarily to the segment's ability to leverage its established worldwide resources.

Corporate expenses, which were previously not allocated to segments, are now included with the IMS Segment as the costs principally relate to management of the IMS business.

CTS SEGMENT

CTS revenue for the nine months, net of inter-segment sales, increased 42.1% to $120,803 from $85,029 in the comparable period of the prior year. CTS operating income for the period increased 45.7% to $26,586 in the first nine months of 2001 from $18,242 in the comparable period of the prior year. The increase resulted primarily from an increase in application development and integration, application management, re-engineering and other services. The significant revenue growth has driven the improvement at the operating income level.

TRANSACTION BUSINESSES SEGMENT

All of the Transaction Businesses Segment was spun-off, divested or discontinued in 2000 and, therefore, there are no comparable operating results in 2001.

CASH FLOWS

Net cash provided by operating activities was $242,879 during the nine months ended September 30, 2001 as compared to $23,248 during the nine months ended September 30, 2000. For 2000 this includes a non-recurring payment of $212,291 to the Internal Revenue Service ("IRS") and for 2001 it includes a receipt of $10,530 from Nielsen Media Research, Inc. ("NMR") in respect of the Donnelley tax contingency (described in Note 9 to the Condensed Consolidated Financial Statements). Excluding the impact of these non-recurring items, net cash provided by operating activities in 2001 and 2000 would have been $232,349 and $235,539 respectively. The decrease results primarily from a decrease in accrued and other current liabilities due to settlement of non-recurring items accrued in the fourth quarter of 2000. This was partially offset by a higher tax benefit from stock option exercises and higher operating income.

The Company's investing activities used net cash of $8,630 during the nine months ended September 30, 2001 as compared to $24,544 for the comparable period in 2000. The decrease in net cash used in investing activities in 2001 is primarily due to proceeds received from the sale of Gartner shares partially offset by reduced proceeds from the sale of investments and higher spending on acquisitions in 2001, as compared to the prior year.

The Company's financing activities used net cash of $110,632 for the nine months ended September 30, 2001 as compared to $4,029 for the same period in 2000. The increase in net cash used in financing activities is primarily due to lower additional short-term borrowings, higher debt repayments and higher payments for the purchase of treasury stock, partially offset by a higher level

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


of cash proceeds from the exercise of stock options in 2001, as compared to the prior year.

Financing Activities include cash dividends paid of $17,737 and $17,866 for the nine months ended September 30, 2001 and 2000 respectively. Dividends paid per share were $0.02 for the quarter ended September 30, 2001.

At September 30, 2001 and December 31, 2000 the Company's Total Current Liabilities exceeded its Total Current Assets primarily as a result of management's decision to maintain short-term borrowings instead of longer-term debt instruments (at September 30, 2001 the working capital deficit has decreased substantially since the year-end). This allows the Company to achieve lower borrowing costs while providing flexibility to repay debt with cash flow from operations, proceeds from the exercise of stock options and the liquidation of equity holdings. Based on estimated future cash flows from operations, the ability to monetize Enterprises' investments upon distribution from venture capital partnerships, cash from future stock option exercises, the investment in CTS as well as the Company's ability to obtain additional lines of credit and debt and to utilize existing lines of credit (see Note 10 to the Condensed Consolidated Financial Statements), the Company believes it will have sufficient cash and other resources to fund its short and long-term business plans, including its current short-term obligations, its stock repurchase program and its operations.

On July 19, 2000 the Board of Directors authorized a stock repurchase program to buy up to 40 million shares, marking the fifth consecutive repurchase program the Company has implemented. Shares acquired through the repurchase program are open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18. As of September 30, 2001, approximately 18.2 million shares have been acquired under this program at a total cost of $462.9 million. During the first nine months of 2001, the Company repurchased approximately 9.7 million shares of outstanding common stock at a total cost of $255.9 million.

FINANCIAL POSITION

Total Assets increased by $6,219 at September 30, 2001, primarily due to higher cash and cash equivalent balances (refer to Cash Flows for further details). These higher balances were partially offset by the absence of Net Assets from Discontinued Operations following the disposal of the Gartner shares (see Note 4 to the Condensed Consolidated Financial Statements) and reduced Securities and Other Investments as a result of disposals, write downs and mark to market adjustments made in the nine months ended September 30, 2001.

Total Liabilities at September 30, 2001, decreased by $202,240 due primarily to a reduced level of short-term borrowings, following increased proceeds from the exercise of stock options and cash flow from operations. In addition the decrease in total liabilities was due to reduced Accrued and Other Current Liabilities, primarily as a result of settlement of non-recurring items and payment of amounts relating to compensation payments.

Shareholders' Equity increased to $304,768 at September 30, 2001 from $103,540 at December 31, 2000. The increase is primarily due to the net income recorded for the first nine months of 2001

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


($218,680), the impact of the exercise of stock options ($228,042), the net tax benefit on the exercise of stock options ($26,049) and a net decrease in unrealized holding losses ($15,036), partially offset by treasury stock repurchases ($255,921), adverse exchange rate movements relating mainly to the Japanese Yen and the Euro ($16,015) and dividends paid ($17,737).

SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. In the event that the Company acquires goodwill subsequent to June 30, 2001 it will not be amortized. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives be amortized. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. The Company will adopt SFAS No. 142 beginning January 1, 2002 and at that time will stop amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. The Company is currently evaluating the financial impact of adopting these pronouncements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 eliminates the requirement for discontinued operations to be measured on a net realizable value basis and future operating losses to be recognized before they occur. Instead, it requires that assets held for sale be valued at the lower of carrying amount or fair value less cost to sell. SFAS 144 extends the reporting requirements for discontinued operations to certain components of an entity. Under the provisions of SFAS No. 144, spin-offs and exchanges of similar productive assets are required to be recorded at the lower of carrying value or fair value and such assets classified as held and used until they are disposed of. Any resultant impairment loss is required to be recognized when the asset is disposed of. For assets that are grouped when an entity is developing estimates of future cash flows, SFAS No. 144 requires that the remaining useful life of the "primary asset" be used for the entire group. In addition, SFAS No. 144 permits the use of a probability-weighted approach in developing estimates of future cash flows used to test for recoverability and in estimating fair value. The Company will adopt SFAS No. 144 beginning January 1, 2002, and is currently evaluating the impact of the adoption.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by IMS Health, contain statements which, in the opinion of IMS Health, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Quarterly Report and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, Euro conversion and all other statements regarding the intent, plans, beliefs or expectations of IMS Health or its directors or officers. Stockholders are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements. These risks and uncertainties include, but are not limited to, risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks; to the extent IMS Health seeks growth through acquisitions, alliances or joint ventures, the ability to identify, consummate and integrate acquisitions, alliances and ventures on satisfactory terms; the ability to develop new or advanced technologies, systems and products for their businesses on time and on a cost-effective basis including but not limited to those that use or are related to the Internet; the ability to successfully maintain historic effective tax rates and to achieve estimated corporate overhead levels; competition, particularly in the markets for pharmaceutical information; regulatory, legislative and enforcement initiatives, particularly in the area of medical privacy and tax; the ability to timely and cost-effectively resolve any problems associated with the Euro currency issue, including the possibility of problems with internal data processing systems; the ability to obtain future financing on satisfactory terms; deterioration in economic conditions, particularly in the pharmaceutical, healthcare, or other industries in which IMS Health's customers may operate; consolidation in the pharmaceutical industry and the other industries in which IMS Health's customers operate; conditions in the securities markets which may affect the value or liquidity of portfolio investments and management's estimates of lives of assets, recoverability of assets, fair market value, estimates and liabilities and accrued income tax benefits and liabilities; failure of third parties to convert their information technology systems to the Euro currency in a timely manner and actions of government agencies and other third parties with respect to Euro currency issues; and terrorist activity, the threat of such activity, and responses to and results of such activity and threats, including but not limited to effects, domestically and/or internationally, on the Company, its personnel and facilities, its customers and suppliers, financial markets and general economic conditions. Consequently, all the forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including, but not limited to, the information contained under this heading and the Condensed

IMS HEALTH INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


Consolidated Financial Statements and notes thereto for the three and nine month periods ended September 30, 2001 and by the material set forth under the headings "Business" and "Factors that May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. IMS Health is under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth in "Note 10. Financial Instruments" of Notes to Condensed Consolidated Financial Statements on pages 20-21.

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

Information in response to this Item is incorporated by reference to the information set forth in "Note 9. Contingencies" of Notes to Condensed Consolidated Financial Statements on pages 14 through 20 hereof.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

     (a)      Exhibits:

 None.


     (b)      Reports on 8-K:

A report on Form 8-K was filed on August 31, 2001 to present under Item 5, Other Events, disclosure regarding IMS Health's sale of an aggregate of 6,554,954 shares of Gartner, Inc. Class A common stock on August 29, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       IMS Health Incorporated

                                       By: /s/ James C. Malone
                                           ------------------------------------
Date: November 2, 2001                     James C. Malone
                                           Chief Financial Officer




                                           /s/ Leslye G. Katz
                                           ------------------------------------
Date: November 2, 2001                     Leslye G. Katz
                                           Vice President & Controller
                                           (Principal Accounting Officer)