Form 10-K
period 2001-12-31
IMS HEALTH INC
filed 2002-03-21
CIK 1058083

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 001-14049
                            ------------------------
                            IMS HEALTH INCORPORATED
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        06-1506026
           (State of incorporation)                     (IRS Employer Identification No.)

    1499 POST ROAD, FAIRFIELD, CONNECTICUT                            06430
   (Address of principal executive offices)                        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 319-4700

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 1, 2002, 290,910,303 shares of Common Stock of IMS Health Incorporated were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon its closing transaction price on the Composite Tape on such date) was approximately $5,881 million. This value was calculated by excluding all shares held by directors and executive officers of the Registrant but the Registrant does not concede that all such persons are "affiliates" of the Registrant for purposes of federal securities laws.

                                                                     (CONTINUED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1     --Business                                  "Management's Discussion and Analysis of Results of
                                                       Operations and Financial Position" in the 2001 Annual
                                                       Report to Shareholders.

                                                       "Note 1. Basis of Presentation," "Note 4.
                                                       Discontinued Operations--Investment in Gartner
                                                       Stock," "Note 5. Acquisitions and Dispositions,"
                                                       "Note 7. Spin-Off of Synavant," "Note 12. Investments
                                                       in Equity Investees' and Subsidiaries," "Note 16.
                                                       Employee Stock Plans," "Note 21. Contingencies" and
                                                       "Note 23. Operations by Business Segment" to the
                                                       Consolidated Financial Statements in the 2001 Annual
                                                       Report to Shareholders.

Item 3     --Legal Proceedings                         "Note 21. Contingencies" to the Consolidated
                                                       Financial Statements in the 2001 Annual Report to
                                                       Shareholders.

PART II

Item 5     -- Market for the Registrant's Common       "Management's Discussion and Analysis of Results of
             Equity and Related Shareholder Matters    Operations and Financial Position" in the 2001 Annual
                                                       Report to Shareholders.

Item 6     --Selected Financial Data                   "Five-Year Selected Financial Data" in the 2001
                                                       Annual Report to Shareholders.

Item 7     -- Management's Discussion and Analysis of  "Management's Discussion and Analysis of Results of
             Financial Condition and Results of        Operations and Financial Position" in the 2001 Annual
             Operations                                Report to Shareholders.

Item 7A    -- Quantitative and Qualitative Disclosure  "Management's Discussion and Analysis of Results of
             About Market Risk                         Operations and Financial Position" and "Note 14.
                                                       Financial Instruments" to the Consolidated Financial
                                                       Statements in the 2001 Annual Report to Shareholders.

Item 8     -- Financial Statements and Supplementary   Consolidated Financial Statements and Notes thereto
             Data                                      in the 2001 Annual Report to Shareholders.

PART III

Item 10    -- Directors and Executive Officers of the  Section entitled "Proposal No. 1: Election of
             Registrant                                Directors" in the Company's Definitive Proxy
                                                       Statement (the "Proxy Statement") relating to its
                                                       Annual Meeting of Shareholders to be held on May 3,
                                                       2002.

Item 11    --Executive Compensation                    Section entitled "Compensation of Executive Officers"
                                                       in the Proxy Statement.

Item 12    -- Security Ownership of Certain            Section entitled "Security Ownership of Management
             Beneficial Owners and Management          and Others" in the Proxy Statement.

Item 13    -- Certain Relationships and Related        Not applicable.
             Transactions

                            ------------------------

               The Index to Exhibits is located on Pages 24 to 28

                                     PART I

    As used in this report, except where the context indicates otherwise, the terms "Company" and "IMS" mean IMS Health Incorporated and all subsidiaries consolidated in the financial statements contained or incorporated by reference herein.

ITEM 1. BUSINESS

    IMS was incorporated under the laws of the State of Delaware on February 3, 1998. The Company began operating as an independent publicly-held company on July 1, 1998 as a result of its spin-off (the "Cognizant Spin-Off") from Cognizant Corporation ("Cognizant"). Notwithstanding the legal form of the Cognizant Spin-Off, IMS was deemed the "accounting successor" to Cognizant. Immediately following the Cognizant Spin-Off, Cognizant changed its name to Nielsen Media Research, Inc. ("NMR").

    Cognizant began operating as an independent publicly-held company on November 1, 1996 as a result of its spin-off (the "D&B Spin-Off") from the corporation now known as "R.H. Donnelley Corporation" and previously known as "The Dun & Bradstreet Corporation" ("Donnelley").

    The corporate and financial characteristics of IMS have developed, in part, as a result of the D&B Spin-Off, the Cognizant Spin-Off and IMS's spin-off of Synavant, Inc. ("Synavant") in 2000, as well as IMS's relationships with the other parties to those transactions. The terms of those relationships are briefly described at the end of this Item 1 under the heading "Relationships between IMS and Synavant, IMS and NMR and among IMS, Donnelley and ACNielsen."

    IMS operates in more than 100 countries and consists of the following business segments:

    - The IMS Segment is a leading global provider of market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Its key products include sales management information to optimize sales force productivity, marketing effectiveness research for prescription and over-the-counter pharmaceutical products, consulting and other services. The IMS Segment is managed on a global business model with global leaders for the majority of its critical business processes. In addition, the IMS Segment includes IMS's venture capital unit, Enterprise Associates, LLC ("Enterprises"), which is focused on investments in emerging businesses and IMS's 26.8% equity interest in The TriZetto Group, Inc. ("TriZetto").

    - The Cognizant Technology Solutions Corporation ("CTS") Segment delivers full life-cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. CTS's primary service offerings include application development and integration, application management and re-engineering services. CTS is a publicly-traded corporation, with its Class A common stock traded on the Nasdaq National Market. At
      December 31, 2001, IMS owned 11,290,900 shares of CTS's Class B common stock, which represented 58.3% of the total outstanding stock of CTS and 93.3% of the combined voting power of CTS's outstanding common stock. IMS accounts for CTS as a consolidated subsidiary.

    During the years ended December 31, 2000 and 1999, IMS also included:

    - The Transaction Businesses Segment, which consisted of: (a) Synavant, which serves the pharmaceutical industry by developing and selling pharmaceutical relationship management solutions that support sales and marketing decision-making; (b) Erisco Managed Care Technologies, Inc. ("Erisco"), a leading supplier of software-based administrative and analytical solutions to the managed care industry; and (c) three small non-strategic software businesses. IMS spun off the Synavant business on August 31, 2000 (the "Synavant Spin-Off") and sold Erisco to TriZetto and entered into a strategic alliance with TriZetto on October 3, 2000. IMS also divested or discontinued the other small non-strategic software businesses.

    Additional information regarding the Transaction Businesses Segment is contained in the "Management's Discussion and Analysis of Results of Operations and Financial Position" section, and in Note 23 to the Consolidated Financial Statements, of the 2001 Annual Report to Shareholders.

    On July 26, 1999, IMS completed a spin-off of the majority of its equity investment in Gartner, Inc. ("Gartner", formerly known as "Gartner
Group, Inc.") to IMS shareholders (the "Gartner Spin-Off"). The Consolidated Financial Statements of IMS have been reclassified for all periods presented to reflect the Gartner equity investment as a discontinued operation. During the third quarter of 2001, IMS sold its remaining investment in Gartner.

    Segment financial information, including financial information about domestic and foreign generated revenue, is included in Note 23 to the Consolidated Financial Statements in the 2001 Annual Report to Shareholders.

    Additional information regarding changes to and the development of the business of IMS is contained in the "Management's Discussion and Analysis of Results of Operations and Financial Position" section, and in Notes 1, 4, 5, 7, 12, 16, 21 and 23 to the Consolidated Financial Statements, of the 2001 Annual Report to Shareholders.

IMS SEGMENT

    The IMS Segment provides sales management and market research information services to the pharmaceutical and healthcare industries worldwide. The IMS Segment provides information services covering more than 100 countries and maintains offices in 76 countries on six continents, with 60% of total 2001 IMS Segment revenue generated outside the United States. 2001 IMS Segment revenue represented 88% of total consolidated revenue.

IMS SERVICES

    Sales management services represented 62% of the IMS Segment's worldwide revenue in 2001. Sales management services include sales territory reports, prescription tracking reports and self-medication services. Sales management services are used principally by pharmaceutical manufacturers to measure and forecast the effectiveness and efficiency of sales representatives and to target the marketing and sales efforts of a client's sales force. They are also used by customers to compensate pharmaceutical sales forces. Sales management services are made available to clients and their sales representatives and management via hardcopy reports, CD-ROMs, software application tools, computer on-line services, web-based access and magnetic media for use in client computer systems and IMS's customized electronic workstations. IMS's data delivery systems help clients to maximize efficiency by aiding in the setting of sales targets and calculation of sales commissions; giving fast access to sales data and permitting more sophisticated analyses; improving call reporting; and improving communication between sales management and their sales forces. In the United States, IMS has several customized client decision support systems that allow a client to store large amounts of data at its own site and integrate its own internal sales and marketing data with IMS data and other external data. IMS's principal sales management services are as follows:

    - SALES TERRITORY REPORTING SERVICES. Sales territory reporting is the principal sales management service offered by IMS to its pharmaceutical clients. Sales territory reports can be precisely tailored for each client, and measure the sales of a client's own products and those of competitors within specified geographical configurations. These reports are designed to provide marketing and sales managers with a reliable measurement of each salesperson's activity and effectiveness in his or her sales territory. XPLORER WEB-TM-, a web-based platform, enables decision makers easy and immediate measurement of activity by integrating unique sets of IMS customer-level prescription and sales intelligence, along with the client's proprietary segmentation, call plan, promotional activity and territory sales goals. IMS's sales territory reporting services cover 51 countries and are used for applications such as sales-force compensation, resource allocation, territory alignment, market analyses and distribution management. Reports are available to clients with a variety of frequencies such as: on a weekly, monthly and quarterly basis. In the United States, sales territory reports from IMS's DDD-TM- service allow pharmaceutical clients to track the flow of sales for their products and those of their competitors to various levels of geography and channels of distribution. The DDD database contains data on sales of pharmaceutical products through all distribution channels, including direct sales by pharmaceutical manufacturers and indirect sales through drug wholesalers, mail service distributors, warehousing chains and other specialty distributors.

    In Japan, the IMS Segment offers WEEKLY GP PHARMA-TM-, which tracks sales of pharmaceuticals sold through pharmaceutical wholesalers to general practitioners and by pharmacies in Japan.

    - PRESCRIPTION TRACKING REPORTING SERVICES. Prescription tracking reporting services are designed to monitor prescription activity and to track the movement of pharmaceutical products out of retail channels. Prescription tracking services are used by pharmaceutical companies to facilitate product marketing at the prescriber level. In the United States, the XPONENT-Registered Trademark- service monitors prescription activity from retail pharmacies, long-term care and mail service pharmacies using a patented statistical methodology to project the prescription activity of nearly 1.2 million individual prescribers on a monthly basis. XPONENT is available in six European countries. The European XPONENT database is built from prescription data collected from retail pharmacies and coding centers which are linked to the geographical area in which the prescription was written, and where permissible under local data privacy laws, to individual prescribers. The IMS Segment also offers EarlyView-Registered Trademark-, a sales optimization solution, providing weekly prescriber-level activity, prescribing and competitive trends and alerts for client's key prescribers directly to clients' sales representatives electronically.

    - SELF-MEDICATION SERVICES. These services provide detailed product movement, market share and pricing information for over-the-counter personal care, patient care and nutritional products. The IMS Segment publishes self-medication reports covering 24 countries and provides related services. PHARMATREND-TM-, the IMS Segment's tracking service for over-the-counter pharmaceutical products, is available in 12 European countries.

    Market research services represented approximately 35% of the IMS Segment's worldwide revenue in 2001. The principal market research services are multinational integrated analytical tools, and syndicated pharmaceutical, medical, hospital, promotional and prescription audits. Market research services are utilized by clients for various strategic purposes, including analyzing market shares, therapeutic prescribing trends and price movements at the national and sub-national levels. The information reported in these services is generated or derived from data collected primarily from pharmaceutical manufacturers, pharmaceutical wholesalers, pharmacies, hospitals and doctors. Market research services are delivered to clients via hardcopy reports, CD-ROMs, software application tools, computer on-line services, and magnetic media for use in client computer systems and the IMS Segment's customized electronic workstations. The IMS Segment's principal market research services are as follows:

    - PHARMACEUTICAL AUDITS. These audits measure the sale of pharmaceutical products into pharmacies, supplemented in some countries by data collected from prescribing physicians, retail chains and discount stores. These audits contain data projected to national estimates, showing product sales by therapeutic class broken down by package size and dosage form. IMS publishes pharmaceutical audits covering more than 90 countries.

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

    - HOSPITAL AUDITS. These audits contain data projected to national estimates and show the sale of pharmaceutical products to hospitals by therapeutic class. Related reports provide audits of laboratory diagnostic supplies, hospital supplies and hospital records. IMS publishes hospital audits covering 39 countries.

    - PROMOTIONAL AUDITS. These audits measure pharmaceutical promotion for a particular market, including sales-force promotion and journal and mail advertising, based on information received from panels of physicians and from monitoring medical journals and direct mail. IMS publishes promotional reports covering 22 countries.

    - PRESCRIPTION AUDITS. These audits analyze the rate at which drugs move out of the pharmacy and into the hands of the consumer, and measure both what is prescribed by physicians and what is actually dispensed at the pharmacy. IMS publishes prescription audits covering 21 countries.

    - MIDAS-Registered Trademark- SERVICES. MIDAS is an on-line multinational integrated data analysis tool that harnesses IMS's worldwide databases and is used by the pharmaceutical industry to assess and utilize pharmaceutical information and trends in multiple markets. MIDAS gives clients on-line access to IMS-compiled pharmaceutical, medical, promotional and chemical data. Using MIDAS, clients are able to view information from the national databases compiled by IMS and produce statistical reports in the format required by the client. MIDAS is available in 79 countries.

    - OTHER MARKET RESEARCH REPORTS. These include managed care reports, which offer an array of information to quantify the effects of managed care on the pharmaceutical and healthcare industry; Market Research Publications including the Pharmaceutical World Review; personal care reports, which measure the sale of healthcare accessories, wound care and dietetic aids; and reports on bulk chemical shipments and molecules for R&D. IMS has developed, in certain countries, disease and treatment information at the patient level (in which information is not identifiable to any individual patient) that gives participants in the healthcare industry new insights into the treatment of diseases. The availability, scope and frequency of the foregoing reports vary on a country-by-country basis.

    The remaining 3% of the IMS Segment's 2001 revenue was derived primarily through professional consulting, and research and development services. IMS provides pharmaceutical and other clients with a range of value-added services that are used (i) to study specific issues and trends in the pharmaceutical marketplace and the healthcare industry, (ii) to manage sales and marketing,
(iii) to evaluate the effectiveness of marketing programs, (iv) to analyze components of a product marketing program at any stage of its implementation, and (v) for consultancy in optimizing strategy, marketing programs and product commercialization. These services include:

    - PROFESSIONAL CONSULTING SERVICES. The IMS Segment's professional consulting services are provided to help clients analyze and evaluate market trends, strategies and tactics, and to assist in the development and implementation of customized software applications and data warehouse tools. In the United States, the IMS Segment's professional consulting services provide a wide range of custom market research, promotion optimization, promotion effectiveness, managed care and other advanced analytics services for the pharmaceutical and healthcare marketplace. The professional services consulting group also helps clients to design customized decision support systems based on a variety of cutting-edge technologies, for the purpose of leveraging the IMS Segment data more rapidly. Outside of the United States, consulting services are offered on a country-by-country basis.

IMS DATA SUPPLIERS

    Over the past four decades, the IMS Segment has developed strong relationships with its data suppliers in each market in which it operates. As the supply of pharmaceutical data is critical to the IMS Segment's business, IMS devotes significant human and financial resources to its data collection efforts, and in many cases has historical connections with the trade associations and professional associations involved. In the United States, IMS has been designated as a database licensee by the American Medical Association ("AMA") for use and sublicensing of the AMA's physician database.

IMS CUSTOMERS

    Sales to the pharmaceutical industry accounted for substantially all of the IMS Segment's revenue in 2001. All major pharmaceutical and biotechnology companies are customers of the IMS Segment, and many of the companies subscribe to reports and services in several countries. The IMS Segment's customer base is broad in scope and enables it to avoid dependence on any single customer. None of the IMS Segment's customers accounted for more than 10% of the Company's gross revenues in 2001.

IMS COMPETITION

    While no competitor provides the geographical reach or breadth of the IMS Segment's services, the IMS Segment generally competes in the countries in which it operates with other information services companies, as well as the in-house capabilities of its customers. Generally, competition has arisen on a country-by-country basis. In Europe, certain of the IMS Segment's services compete with those offered by competitors such as Taylor Nelson in the United Kingdom, Cegedim in France, Germany and the United Kingdom, National Data Corporation in Germany and the United Kingdom, and AzyX Geopharma in Belgium, Germany, Poland and Portugal. In the United States, certain of

IMS's sales management services, including its sales territory and prescription tracking reports, compete with the offerings of various companies, particularly National Data Corporation. Also, various companies compete with the IMS Segment in the United States with respect to the IMS Segment's market research services. Service, quality, coverage and speed of delivery of information services and products are the principal differentiators in IMS's market.

IMS FOREIGN OPERATIONS

    As indicated above, the IMS Segment and its subsidiaries engage in a significant portion of their business outside of the United States. The IMS Segment provides information services covering more than 100 countries and maintains offices in 76 countries on six continents, with 60% of total 2001 revenue and a significant portion of its operating income generated outside the United States. The IMS Segment's foreign operations are subject to the usual risks inherent in carrying on business outside of the United States, including fluctuation in relative currency values, possible nationalization, expropriation, price controls and other restrictive government actions. IMS believes that the risk of nationalization or expropriation is reduced because its products are software, services and information, rather than the production of products that require manufacturing facilities or the use of natural resources.

IMS INTELLECTUAL PROPERTY

    The IMS Segment owns and controls a number of trade secrets, confidential information, trademarks, trade names, copyrights, patents and other intellectual property rights which, in the aggregate, are of material importance to its business. The IMS Segment owns two significant U.S. patents relating to its XPONENT product, U.S. Patent Nos. 5,420,786 and 5,781,893, each having a remaining life of twelve years. The IMS Segment also has numerous trade secrets relating to data processing that are of material importance to its business. Management believes that the "IMS" name and related names, marks and logos are of material importance to IMS. IMS is licensed to use certain technology and other intellectual property rights owned and controlled by others, and similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by IMS. The technology and other intellectual property rights licensed by IMS are of importance to its business, although management of IMS believes that IMS's business, as a whole, is not dependent upon any one intellectual property or group of such properties.

    The names of IMS's and its subsidiaries' products and services referred to herein are trademarks, service marks, registered trademarks or registered service marks owned by or licensed to IMS or one of its subsidiaries.

IMS EMPLOYEES

    The IMS Segment had approximately 5,428 employees worldwide as of December 31, 2001. Almost all of these employees are full-time. None of the Company's U.S. employees are represented by a union. In Austria, Belgium, France, Germany, Italy, the Netherlands and Spain, the Company has Works Councils, which are a legal requirement in those countries. The Company also has a European Works Council, which is a requirement under European Union laws. Management considers its relations with its employees to be good and to have been maintained in a normal and customary manner.

CORPORATE

    IMS currently maintains its corporate center in Fairfield, Connecticut. Other components of the IMS Segment are:

    - ENTERPRISES. Enterprises invests in venture capital funds that invest in emerging businesses, with an emphasis on information technology and the healthcare information industry. It has invested as a limited partner in Information Partners Capital Fund, Information Associates, L.P. and Information Associates II, L.P., all of which are venture capital limited partnerships. Enterprises also has a limited number of direct investments.

    - TRIZETTO. The Company owns 12,142,857 of the common shares of TriZetto, which it received as consideration for the sale of Erisco to TriZetto on October 3, 2000. IMS's ownership interest in TriZetto represented 26.8% of the outstanding shares of TriZetto as of December 31, 2001. TriZetto is a publicly-traded information technology and services company focused on the healthcare industry. TriZetto delivers proprietary and third-party software on a licensed or hosted basis, as well as outsourcing and consulting services. TriZetto's target markets include health plans, benefits administrators and physician groups, according to publicly available information. As of December 31, 2001, TriZetto served approximately 540 customers representing more than 110 million health plan lives. TriZetto offers five categories of complementary products and services: hosted solutions, business services, enterprise software, e-business solutions and consulting services. Its hosted solutions provide proprietary enterprise software as well as third party applications on a monthly subscription fee basis. TriZetto also offers business services such as claims and enrollment processing and information technology department outsourcing. TriZetto's enterprise software offering include its Facets-Registered Trademark- and QicLink-TM- applications and its e-business solutions include its HealthWeb-Registered Trademark- Internet platform. In addition, TriZetto provides consulting services, including information technology assessment, software development and implementation services. IMS accounts for its ownership interest in TriZetto under the equity method.

CTS SEGMENT

    The CTS Segment ("CTS") delivers high-quality, cost-effective, full life cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These IT services are delivered through the use of a seamless on-site and offshore consulting project team. CTS's solutions include application development and integration, application management and re-engineering services. 2001 CTS Segment revenue (net of inter segment sales) represented 11.9% of total consolidated revenue.

    CTS provides professional services to its customers through an integrated business model. CTS's business model combines a technical and account management team located on-site at the customer location and eleven development centers located in India. To support this business model, CTS has recruited and trained a current staff of approximately 2,650 programmers in India. CTS has also put in place a well developed facilities, technology and communications infrastructure. By basing CTS's technical operations in India, CTS has access to a large pool of skilled, English-speaking IT and Internet technology professionals. Such IT and Internet technology professionals service customers on a cost basis significantly lower than in developed countries. The main elements of the CTS solution, which CTS believes differentiates it from other IT service providers, include the following:

    - ESTABLISHED AND SCALABLE PROPRIETARY PROCESSES. To facilitate a cost-effective, on-time delivery of high-quality projects integrating an on-site and offshore team, CTS has developed proprietary methodologies. Such methodologies are encapsulated in CTS's QVIEW software engineering process, which is available to all on-site and offshore programmers. CTS utilizes this ISO 9000 certified process to define and implement projects from the design, development and deployment stages through to ongoing application maintenance. For most projects, QVIEW is used to make an extensive front-end assessment. This assessment allows CTS to define the scope and risks of the project and subdivide the project into smaller phases with frequent deliverables and feedback from customers. CTS also utilizes its QVIEW process to detect, mitigate and correct possible quality defects and to establish appropriate contingencies for each project.

    - HIGHLY-SKILLED WORKFORCE. CTS has placed significant emphasis on recruiting and training its workforce of highly skilled professionals. Such professionals must be versed in CTS's processes and methodologies, particularly the QVIEW software engineering process. CTS has over 240 project managers and senior technical personnel on its worldwide staff, many of whom have significant work experience in the United States and Europe. CTS maintains programs and personnel, including an extensive campus recruiting program in India, to hire and train the best available technical professionals in both legacy systems and emerging technologies. CTS provides five months of combined classroom and on-the-job training to new hires. CTS provides additional training each year to continually enhance the business practices, tools, technology and consulting skills of its professional staff.

    - RESEARCH AND DEVELOPMENT AND COMPETENCY CENTERS. CTS has project experience and expertise across multiple architectures and technologies, and makes a substantial on-going investment in competency centers and research and development to keep abreast of the latest technology developments. Most of CTS's programmers are trained in multiple technologies and architectures. As a result, CTS is able to react to customers' needs and quickly redeploy programmers to new technologies.

    - WELL-DEVELOPED INFRASTRUCTURE. CTS's extensive facilities, technology and communications infrastructure facilitates the seamless integration of its on-site and offshore workforces. This is accomplished by permitting team members in different locations to access common project information and to work directly on customer projects. By using the excess capacity of a customer's existing computing facilities during off-peak hours, CTS's offshore development centers can undertake additional projects without substantial customer investment in new hardware and software. In addition, for large projects with short time frames, CTS's offshore facilities allow for parallel processing of various development phases to accelerate delivery time.

CTS SERVICES

    - APPLICATION DEVELOPMENT AND INTEGRATION. Define requirements, write specifications and design, develop, test and integrate software across multiple platforms including internet technologies.

    - APPLICATION MANAGEMENT. Support some or all of a customer's applications, ensuring that systems remain operational and responsive to changing user requirements, and to provide ongoing enhancement as required by the customer.

    - RE-ENGINEERING. Modify and test applications to enable systems to function in new operating environments.

    CTS uses its QVIEW software engineering process, its on-site and offshore delivery model and well-developed facilities, technology and communications infrastructure to deliver these services. For each of these services, CTS utilizes its QVIEW proprietary processes and methodologies to define the execution and delivery of the projects.

    CTS markets and sells its services directly through its professional staff, senior management and sales personnel.

CTS CUSTOMERS

    A significant portion of the gross revenues reported by Cognizant Technology Solutions Corporation is derived from services performed for IMS. IMS eliminates these intercompany revenues in consolidation and excludes them from the reported CTS Segment results. The following discussion of CTS customers refers to the gross reported CTS results.

    CTS provides services through time and material ("T&M") and fixed bid contracts. The volume of work CTS performs for specific customers is likely to vary from year to year, and a significant customer in one year may not use CTS's services in a subsequent year. In 1999, IMS and First Data Corporation each accounted for more than 10.0% of CTS's revenue. In 2001 and 2000, IMS accounted for more than 10.0% of CTS's revenue. Presented below is additional information about CTS's customers.

                                                                     2001           2000           1999
                                                                   --------       --------       --------
Number of customers.........................................          100             90             57
Percent of revenues from top five customers.................         34.7%          39.5%          57.3%
Percent of revenues from top ten customers..................         53.0%          59.1%          75.3%
Percent of revenues from IMS and current subsidiaries.......         10.6%          10.4%          16.7%
Application development services as a percent of revenues...         42.9%          46.1%          32.3%
Application maintenance services as a percent of revenues...         51.8%          47.0%          44.0%
Fixed bid contracts as a percent of revenues................         23.9%          15.1%          15.0%
Year 2000 compliance services as a percentage of revenues...          0.0%           0.4%          15.6%

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

CTS INTELLECTUAL PROPERTY

    CTS's consulting business includes the co-development, with the customer, of software applications and other technology deliverables. These include written specifications and documentation in connection with specific customer engagements. CTS's future success depends in part on its ability to protect its intellectual property rights. CTS presently holds no patents or registered copyrights. CTS relies upon a combination of copyright and trade secret laws, non-disclosure and other contractual arrangements and various security measures to protect its intellectual property rights. India is a member of the Berne Convention, and has agreed to recognize protections on copyrights conferred under the laws of foreign countries, including the laws of the United States. CTS believes that laws, rules, regulations and treaties in effect in the United States and India are adequate to protect it from misappropriation or unauthorized use of CTS's copyrights. However, there can be no assurance that such laws will not change and, in particular, that the laws of India will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the United States. There can be no assurance that the steps taken by CTS to protect its intellectual property rights will be adequate to deter misappropriation of any of CTS's intellectual property, or that CTS will be able to detect unauthorized use and take appropriate steps to enforce CTS's rights.

    Pursuant to the License Agreement between CTS and IMS, all rights to the "Cognizant" name and certain related trade and service marks were transferred to CTS in July, 1998.

CTS EMPLOYEES

    At December 31, 2001, CTS employed approximately 855 persons on a full-time basis in its North American headquarters and satellite offices and on-site North American customer locations. CTS also employed approximately 110 persons on a full-time basis in its European satellite offices and on-site European customer locations and approximately 2,960 persons on a full-time basis in its offshore software development centers in India. None of CTS's employees is subject to a collective bargaining arrangement. CTS considers its relations with employees to be good.

    For additional information regarding CTS, see CTS's Annual Report on Form 10-K for the year ended December 31, 2001 and its other filings with the Securities and Exchange Commission.

       RELATIONSHIPS BETWEEN IMS AND SYNAVANT, IMS AND NMR AND AMONG IMS,
                            DONNELLEY AND ACNIELSEN

SYNAVANT SPIN-OFF

    Prior to the Synavant Spin-Off, IMS and Synavant entered into certain agreements governing their relationship subsequent to the Synavant Spin-Off and providing for the allocation of certain liabilities and obligations arising from periods prior to the Synavant Spin-Off, including those obligations and liabilities that arose in connection with the D&B Spin-Off. The following descriptions summarize certain terms of the most significant of such agreements, but are qualified by reference to the texts of such agreements, which are incorporated by reference to the Exhibits to this Form 10-K.

    SYNAVANT DISTRIBUTION AGREEMENT. IMS and Synavant entered into a Distribution Agreement (the "Synavant Distribution Agreement"), providing for, among other things, certain corporate transactions required to effect the Synavant Spin-Off and other arrangements between IMS and Synavant subsequent to the Distribution. In particular, the Synavant Distribution Agreement defines the assets, liabilities and contractual relationships which were allocated to and assumed by each of Synavant and IMS, with the effect that financial responsibility for (i) the liabilities arising out of or in connection with Synavant's businesses and certain other specified liabilities generally were allocated to Synavant and (ii) all other liabilities generally were allocated to IMS. Pursuant to the terms of the Distribution Agreement (the "D&B Distribution Agreement") among Cognizant, Donnelley and ACNielsen Corporation ("ACNielsen"), as a condition to the Synavant Spin-Off, Synavant was required to and did undertake to be jointly and severally liable to Donnelley and ACNielsen for any Cognizant liabilities arising thereunder. Further, the terms of the Distribution Agreement (the "Cognizant Distribution Agreement") between NMR and IMS, as a condition to the Synavant Spin-Off, Synavant was required to and did undertake to be jointly and severally liable to NMR for any IMS liabilities arising thereunder. The Synavant Distribution Agreement allocates between IMS and Synavant the financial responsibility for such liabilities arising under the D&B Distribution Agreement and the Cognizant Distribution Agreement, including contingent liabilities related to certain prior business transactions and certain on-going litigation. (See Notes 7 and 21 to the Consolidated Financial Statements in the 2001 Annual Report to Shareholders).

    In addition to the Synavant Distribution Agreement, IMS and Synavant also entered into other agreements governing the relationship between IMS and Synavant. These include two Data Rights Agreements and a Tax Allocation Agreement, each of which is described below, as well as an Employee Benefits Agreement, a Data and Telecommunications Service Agreement, certain sublease arrangements, a Corporate Services Agreement, Shared Transaction Services Agreements, an Information Service Agreement and certain credit support arrangements. After the date of the Synavant Spin-Off (the "Synavant Spin-Off Date"), there were individuals on the Boards of Directors of IMS and Synavant who were also serving on the Board of Directors of the other company.

    SYNAVANT DATA RIGHTS AGREEMENTS. Pursuant to the Xponent Data License Agreement, IMS granted to Synavant a non-transferable and non-exclusive license to use IMS's Xponent data solely for the purpose of (i) selecting a list of doctors to whom its healthcare company clients can send proprietary materials,
(ii) providing its single source sampling products to pharmaceutical clients,
(iii) providing data to publishers of journals or other media for the purpose of determining advertising, and (iv) selecting doctors to whom its pharmaceutical clients can send certain drug samples. Pursuant to the Pharbase Cross License Agreement, Synavant granted to IMS a worldwide, perpetual, non-transferable and non-exclusive license to use all Synavant data (including Pharbase) in order to
(i) update its prescriber databases, (ii) update its sales, prescription and market research databases, and (iii) create derivative works from such databases in connection with the delivery of services to its clients. IMS granted to Synavant a non-transferable and non-exclusive license to certain IMS data to be used solely to update its Pharbase database. Both parties agreed not to use certain data in products delivered to certain competitors of the other party.

    SYNAVANT TAX ALLOCATION AGREEMENT. IMS and Synavant entered into a Tax Allocation Agreement under which IMS agreed to pay any taxes, or receive any refunds or credits of taxes, shown as due on a U.S. federal, state or local income or franchise tax return for a taxable period beginning prior to August 31, 2000, the Synavant Spin-Off Date. All taxes other than U.S. federal, state and local income and franchise taxes will be the responsibility of Synavant if they are attributable to the Synavant business and of IMS if they are attributable to all other businesses of IMS. For taxable periods beginning on or after Synavant Spin-Off Date, Synavant and IMS agreed to be responsible for their own taxes.

COGNIZANT SPIN-OFF (1998)

    Prior to the Cognizant Spin-Off, IMS and Cognizant (now NMR) entered into certain agreements governing their relationship subsequent to the Cognizant Spin-Off and providing for the allocation of certain liabilities and obligations arising from periods prior to the Cognizant Spin-Off, including those obligations and liabilities that arose in connection with the D&B Spin-Off. The following descriptions summarize certain terms of the most significant of those agreements, but are qualified by reference to the texts of such agreements, which are incorporated by reference to the Exhibits to this Form 10-K.

    COGNIZANT DISTRIBUTION AGREEMENT. NMR and IMS entered into the Cognizant Distribution Agreement providing for, among other things, assumption of liabilities and cross indemnities designed to allocate generally, effective as of the date of the Cognizant Spin-Off, financial responsibility for (i) the liabilities arising out of or in connection with Cognizant's businesses (i.e.
NMR) and certain other specified liabilities to NMR and (ii) all other liabilities to IMS. Pursuant to the terms of the D&B Distribution Agreement among Cognizant, Donnelley and ACNielsen, as a condition to the Cognizant Spin-Off, IMS and NMR were required to and did undertake to be jointly and severally liable to Donnelley and ACNielsen for any Cognizant liabilities arising thereunder. The Cognizant Distribution Agreement allocates between IMS and NMR the financial responsibility for such liabilities, including contingent liabilities related to certain prior business transactions and certain on-going litigation. (See Note 21 to the Consolidated Financial Statements in the 2001 Annual Report to Shareholders).

    COGNIZANT TAX ALLOCATION AGREEMENT. NMR and IMS entered into a Tax Allocation Agreement under which IMS agreed to pay any taxes, or receive any refunds or credits of taxes, shown as due on a U.S. federal, state or local income or franchise tax return for a taxable period beginning prior to the date of the Cognizant Spin-Off. Any subsequent adjustment of such taxes will be allocated to IMS if such adjustment relates to IMS's business and to NMR if such adjustment relates to the NMR business, except that any adjustment of such taxes attributable to tax items or positions initially determined by NMR's corporate office will be allocated to IMS. All taxes other than U.S. federal, state and local income and franchise taxes will be the responsibility of IMS if they are attributable to IMS's business and of NMR if they are attributable to NMR's business. For taxable periods beginning on or after the date of the Cognizant Spin-Off, IMS and NMR will be responsible for their own taxes.

D&B SPIN-OFF (1996)

    Prior to the D&B Spin-Off, Donnelley, Cognizant and ACNielsen entered into certain agreements governing their relationship subsequent to the D&B Spin-Off and providing for certain liabilities and obligations arising from periods prior to the D&B Spin-Off. The following descriptions summarize certain terms of the most significant of those agreements, but are qualified by reference to the texts of such agreements, which are incorporated by reference to the Exhibits to this Form 10-K.

    D&B DISTRIBUTION AGREEMENT. Donnelley, Cognizant and ACNielsen entered into the D&B Distribution Agreement providing for, among other things, assumptions of liabilities and cross indemnities designed generally to allocate to Donnelley, effective as of November 1, 1996, financial responsibility for all liabilities of Donnelley, except for certain liabilities arising out of or in connection with the businesses that became part of Cognizant or ACNielsen as a result of the D&B Spin-Off. Similarly, the D&B Distribution Agreement provided for the allocation generally to Donnelley of the financial responsibility for the liabilities arising out of or in connection with then-former businesses, including those formerly conducted by or associated with Cognizant or ACNielsen, provided that liabilities related to certain prior business transactions were allocated to Cognizant if such liabilities exceed certain specified amounts. (See Note 21 to the Consolidated Financial Statements in the 2001 Annual Report to Shareholders).

    D&B TAX ALLOCATION AGREEMENT. Donnelley, Cognizant and ACNielsen entered into a Tax Allocation Agreement (the "1996 Tax Allocation Agreement"). Except as otherwise provided in the D&B Distribution Agreement, the D&B Tax Allocation Agreement provided, among other things, that Donnelley must pay Donnelley's entire consolidated tax liability for the tax years that Cognizant and ACNielsen were included in Donnelley's consolidated Federal income tax return. For periods prior to the D&B Spin-Off, Donnelley is generally liable for state and local taxes measured by income or imposed in lieu of income taxes. The D&B Tax Allocation Agreement allocated liability to Donnelley, Cognizant and ACNielsen for their respective shares of other state and local taxes, as well as any foreign taxes attributable to periods prior to the D&B Spin-Off.

    INDEMNITY AND JOINT DEFENSE AGREEMENT ("IJDA"). Under the IJDA, ACNielsen assumed exclusive liability for the Information Resources Litigation, discussed in Note 21 to the Consolidated Financial Statements in the 2001 Annual Report to Shareholders, up to a specified amount (the "ACN Maximum Amount"), which is to be calculated at the time such liabilities, if any, become payable, and that Cognizant and Donnelley will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval) and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented. On February 19, 2001, ACNielsen announced that it merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included with ACNielsen for purposes of determining the ACN Maximum Amount.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

    From time to time, information and statements provided by the Company may contain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. The Company cautions shareholders and investors that actual results may differ materially from those projected or suggested in any forward-looking statement as a result of a wide variety of factors, including but not limited to the factors set forth below and under the caption "Forward Looking Statements" in the Company's 2001 Annual Report to Shareholders, which is incorporated herein by reference:

    - Results could be affected by the costs and other effects of litigation and other contingencies involving the Company. In particular, management of the Company is unable to predict at this time the final outcome of the Information Resources Litigation, the Matters before the European Commission and the Donnelley Tax Matters described in Note 21 to the Consolidated Financial Statements in the 2001 Annual Report to Shareholders, or whether the resolution of these matters could materially affect the Company's results of operations, cash flows or financial position.

    - The Company operates globally, deriving 54% of its $1,332,923 in revenue from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar-denominated operating results. Emerging markets currencies tend to be considerably less stable than in established markets, which may further contribute to volatility in operating results. In addition, the Company is subject to the usual risks inherent in carrying on business in certain countries outside the United States, including possible nationalization, expropriation, price controls or other restrictive government actions. Management believes that the risk of nationalization or expropriation is reduced because its basic service is the delivery of information, rather than the production of products which require manufacturing facilities or use of natural resources.

    - The Company competes in businesses which demand or sell sophisticated information systems, software and other technology, including the technology utilized to deliver products and services. The types of systems which the Company's businesses require or sell can be expected to be subject to refinements, some of which may be major, as such systems and underlying technologies are upgraded or advanced or new technologies are introduced. There can be no guarantee that as various systems and technologies become outdated, the Company will be able to replace them, to replace them as quickly as the Company's competition or develop and market new and better products and services and technology in the future on time and on a cost-effective basis. Further, there can be no guarantee regarding the degree and rate which customers will adopt new technologies or products that may result in the Company not achieving the benefits that might have been anticipated from such new technologies or products.

    - Currently, the Company's assets include a majority interest in CTS consisting of 11,290,900 shares of CTS Class B common stock, which represents 58.3% of the outstanding shares of all classes of CTS common stock (93.3% of the combined voting power of CTS's outstanding common stock) at December 31, 2001; and an equity investment in TriZetto consisting of 12,142,857 shares of TriZetto common stock, which represented 26.8% of the outstanding shares of TriZetto common stock at December 31, 2001, as well as, directly or through its investment in various limited partnerships, shares of various other companies, both public and private. Variations will occur in the market value of the Company's securities, and such variations may have an impact on the trading price of the Company's Common Stock. The results of operations of CTS and TriZetto may be subject to the various factors described in their respective reports filed with the SEC from time to time. Declines in the values of the Company's CTS and TriZetto investments, which the Company determines to be other than temporary, will have an impact on the Company's operating results in the period in which such determination is made.

    - A number of countries in which the Company operates have enacted regulations limiting the prices pharmaceutical companies may charge for drugs. The Company believes that such cost containment measures will cause pharmaceutical companies to seek more effective means of marketing their products (which will benefit the Company in the medium and long term). However, such governmental regulation may cause pharmaceutical companies to revise or reduce their marketing programs in the near term, which may in turn reduce the demand for certain of the Company's products and services.

    - Certain of the data services provided by the Company relate to the diagnosis and treatment of disease, including prescription data. The use of anonymized patient-specific information is anticipated to be an increasingly important tool in the design, development and marketing of pharmaceuticals. Recently, there have been a number of regulatory and legislative initiatives in the area of medical privacy at the federal, state and foreign government levels. Most of these initiatives seek to place restrictions on the use and disclosure of patient-identifiable information without consent and, in some cases, seek to extend restrictions to non-patient-identifiable information or the process of anonymizing data. In addition, there are initiatives that seek to restrict access to this information to non-commercial uses. To protect privacy, no individual patient is identified in any IMS database (except in the limited circumstances where the advance express written consent of the patient has been obtained) so that many of these initiatives would not apply to the Company's business. However, there can be no assurance that these initiatives or future initiatives would not adversely affect the Company's ability to generate or assemble data or to develop or market current or future products or services.

    - The Company is directly subject to certain restrictions on the collection and use of data. Laws relating to the collection and use of data are evolving, as are contractual rights relating to such data. There can be no assurance that contractual restrictions, legislation or regulations will not, now or in the future, directly or indirectly restrict the analysis or dissemination of the type of information the Company gathers and therefore materially adversely affect its operations.

    - Suppliers of data may increase restrictions on the use of the data by the Company, or refuse to license the data to the Company. There can be no assurance that data suppliers will not impose additional contractual restrictions on the Company's use or access to data, or refuse to provide data, now or in the future, in a manner which could have a material adverse affect on the business of the Company or its operating results.

    - The Company relies on a combination of trade secret, patent, copyright and trademark laws, contractual provisions, policies, practices, and technical measures to protect its proprietary rights in its products, services, databases and technologies. There can be no assurance that these protections will be adequate, or that the Company will adequately employ each and every one of these protections, or that the Company's competitors will not develop products, services, databases or technologies that are substantially equivalent or superior to the Company's products, services, databases or technologies. Although the Company believes that its products, services, databases, technologies and related proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future. Additionally, the Company may find it necessary to initiate litigation to protect the Company's trade secrets, to enforce its patent, copyright and trademark rights, and to determine the scope and validity of the proprietary rights of others. These types of litigation can be costly and time consuming.

    - The future success of the Company depends upon the contributions of its employees, including senior management and key personnel. The future success of the Company also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense. Any difficulties with the foregoing could have a material adverse affect on the business of the Company or its operating results.

    - An important aspect of the Company's business strategy in the past has been growth through acquisitions or joint ventures, and, although the Company expects to continue to pursue acquisitions and joint ventures, there can be no assurance that management of the Company will be able to identify and consummate acquisitions or joint ventures on satisfactory terms. Furthermore, every acquisition or joint venture will entail some degree of uncertainty and risk and, even if consummated, may not produce the operating results or increases in value over time which were expected at the time of acquisition or joint venture.

    - The Company's results could be adversely affected by general or specific weakening of economic conditions, including weak economic conditions in the pharmaceutical, healthcare, information technology or other industries in which the Company's customers operate.

ITEM 2. PROPERTIES

    The principal properties of the Company as at December 31, 2001 are set forth below.

    The executive offices of the Company are located at 1499 Post Road, Fairfield, Connecticut in a leased property (approximately 15,000 square feet).

    Property of the Company is geographically distributed to meet sales and operating requirements worldwide. The properties and equipment of the Company are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized.

    IMS SEGMENT

    Owned properties located within the United States include three facilities. The properties are located in Totowa, New Jersey (approximately 130,000 square feet), and Plymouth Meeting (approximately 212,000 square feet) and West Norriton, Pennsylvania (approximately 17,000 square feet).

    Owned properties located outside the United States include: one property in each of Buenos Aires, Argentina (approximately 12,000 square feet); Brussels, Belgium (25,000 square feet); Santiago, Chile (approximate 4,000 square feet); Lisbon, Portugal (approximately 10,000 square feet); Caracas, Venezuela (approximately 4,000 square feet); and London (approximately 102,000 square feet) and Pinner, England (approximately 26,000 square feet).

    The operations of the IMS Segment are also conducted from nine leased offices located throughout the United States and ninety-six leased offices in non-United States locations.

    IMS owns or leases a variety of computers and other equipment for its operational needs. The Company continues to upgrade and expand its computers and related equipment in order to increase efficiency, enhance reliability and provide the necessary base for business expansion.

    CTS SEGMENT

    Headquartered in Teaneck, New Jersey, operations are conducted from seven leased office locations in the United States (aggregating approximately 49,000 square feet) and fourteen non-United States locations (aggregating approximately 373,000 square feet), which are primarily located in India.

ITEM 3. LEGAL PROCEEDINGS

    Reference is made to "Note 21. Contingencies" of the Notes to the Consolidated Financial Statements on pages 43 to 47 of the 2001 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT*

    Officers are appointed by the Board of Directors to hold office until their respective successors are chosen and qualified. Listed below are the executive officers of IMS at March 15, 2002 and brief summaries of their business experience during the past five years.

NAME                                                         TITLE                                AGE
----                                                         -----                              --------
David M. Thomas.................  Chairman, Chief Executive Officer and President**                52
Gilles V. J. Pajot..............  Executive Vice President and President, IMS European             52
                                  Region**
Gary W. Noon....................  President, IMS U.S.                                              48
Nancy E. Cooper.................  Senior Vice President and Chief Financial Officer                48
Robert H. Steinfeld.............  Senior Vice President, General Counsel and Corporate             48
                                  Secretary
John R. Walsh...................  Vice President, Investor Relations and Acting Treasurer          47
Leslye G. Katz..................  Vice President and Controller                                    47
Murray L. Aitken................  Senior Vice President, IMS Global Consulting and Services        43

------------------------

* Set forth as a separate item pursuant to Item 401(b) of the Securities and Exchange Commission's Regulation S-K.

**  Member of the Board of Directors.

    Mr. Thomas was appointed Chairman, Chief Executive Officer and President of IMS in November, 2000. Prior to that, he was Senior Vice President/Group Executive at IBM, responsible for the global Personal Systems Group, from January, 1998 to September, 2000. Mr. Thomas also was a member of the IBM Corporate Executive Committee, which oversees all IBM operations worldwide. Joining IBM in 1972, Mr. Thomas held progressively responsible executive positions at the company, including General Manager, IBM North America from October, 1995 to January, 1996, and General Manager, Global Industries from January, 1996 to January, 1998.

    Mr. Pajot was appointed Executive Vice President of IMS in November, 2000. He joined the Company as President of IMS Europe Region in December, 1997. Previously, Mr. Pajot worked for 20 years with Pharmacia & Upjohn and its predecessor company, serving as Senior Vice President at Pharmacia & Upjohn from July, 1997 to December, 1997, with responsibility for global restructuring initiatives following the 1995 merger of Pharmacia and Upjohn. From November, 1995 to July, 1997, he was Senior Vice President of Pharmacia & Upjohn's Europe, Middle East and Africa Region. Prior to that, he served as Executive Vice President, Worldwide Pharmacia AB from September, 1994 to November, 1995.

    Mr. Noon was appointed President of IMS U.S. in November, 2000. Previously, he was Vice President, Global Marketing for Pfizer/Warner Lambert, a position he held since September, 1999. Mr. Noon was Founder and Managing Director of U.K.-based Practice Resource Systems (PRS) from April, 1996 to September, 1999, where he developed a clinical information system to integrate data across physician, pharmacy and hospital settings. From 1991 to 1995, Mr. Noon held a series of progressively responsible executive positions at GlaxoWellcome, including UK Integration Executive for the International Business & Commercial Development Task Force from March, 1995 to October, 1995 and Regional Director, Wellcome Pharmaceutical U.K. and Northern Europe from November, 1994 to March, 1995.

    Ms. Cooper was appointed Chief Financial Officer of IMS in December, 2001. Prior to that, she served as Chief Financial Officer at Reciprocal, Inc., a leading digital distribution infrastructure enabler, from July, 2000 to October, 2001. From September, 1998 to July, 2000, Ms. Cooper was Chief Financial Officer of Pitney Bowes Credit Corporation. She served as a Partner at General Atlantic Partners, a private equity firm focused on software and investments, from January to July, 1998. Prior to that, she spent 22 years at IBM in various positions of increasing responsibility, including Director of Financial Management Systems, Pricing and Financial Planning from 1982 to 1992, and Controller and Treasurer and Financial Director at IBM Credit Corporation from September, 1992 to January, 1995, Assistant Controller of IBM in 1996 and Chief Financial Officer of IBM Global Industries in 1997.

    Mr. Steinfeld was appointed Senior Vice President, General Counsel and Corporate Secretary in November, 2000. He was appointed Vice President, Taxes in April, 1998, and named Senior Vice President, Tax and Corporate Development in October, 2000. Mr. Steinfeld joined Cognizant Corporation in February, 1997 as Director of Taxes. From September, 1993 to February, 1997, he was Vice President, Taxation at Ultramar Corporation, a multinational petroleum refining and marketing company. From 1991 to 1993, he served as Vice President, Taxes at GAF Corporation and its publicly traded subsidiary, International Specialty Products, Inc. Prior to that, Mr. Steinfeld was a Partner and Chairman of the Tax Department at the law firm of Webster & Sheffield.

    Mr. Walsh was appointed Vice President, Investor Relations in July, 1998 and Acting Treasurer in November 2001. Previously, he was Director-Finance of Cognizant Corporation from April, 1997 to June, 1998. Prior to that he served in various capacities in Finance for MCI Communications Corporation from April, 1985 to April, 1997.

    Ms. Katz was appointed Vice President and Controller of IMS in October, 2001. Prior to that, Ms. Katz served as Vice President and Chief Financial Officer of American Lawyer Media, Inc., a legal journalism and information company, from September, 1998 to July, 2001. She was Vice President and Treasurer of Cognizant Corporation from August, 1996 to August, 1998. Ms. Katz held a number of senior financial management posts at Donnelley (then known as "The Dun & Bradstreet Corporation") from 1980 to 1996, including Senior Vice President and Chief Financial Officer of Reuben H. Donnelley from September, 1992 to July, 1996.

    Mr. Aitken was appointed Senior Vice President of Global Consulting and Services for IMS in June, 2001. Prior to that, he was a Principal in McKinsey & Co.'s Pharmaceutical and Medical Products Practice from July, 1997 to June, 2001. Joining McKinsey in 1987, he held progressively responsible positions with the firm in its Los Angeles and Seoul, South Korea operations, and was named a Principal and Partner in December, 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    Information in response to this Item is set forth under IMS Health Common Stock Information in the "Management's Discussion and Analysis of Results of Operations and Financial Position" on page 14 of the 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    Selected financial data required by this Item is incorporated herein by reference to the information relating to the years 1997 through 2001 set forth in the "Five-Year Selected Financial Data" on page 51 of the 2001 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information in response to this Item is set forth in the "Management's Discussion and Analysis of Results of Operations and Financial Position" on pages 1 to 14 of the 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Information in response to this Item is set forth under Market Risk in the "Management's Discussion and Analysis of Results of Operations and Financial Position" on pages 10 and 11 and in "Note 14. Financial Instruments" of Notes to Consolidated Financial Statements on pages 34 and 35 of the 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Consolidated Financial Statements and Schedule under Item 14 on page 19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information in response to this Item will be set forth in the section entitled "Proposal No. 1: Election of Directors" in the Company's Definitive Proxy Statement (the "2002 Proxy Statement") relating to its Annual Meeting of Shareholders to be held on May 3, 2002, which information is incorporated herein by reference, except that "Executive Officers of the Registrant" on pages 15 and 16 of this report responds to Items 401(b) and (e) of the Securities and Exchange Commission's Regulation S-K with respect to the Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION

    Information in response to this Item will be set forth in the section entitled "Compensation of Executive Officers" in the Company's 2002 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information in response to this Item will be set forth in the section entitled "Security Ownership of Management and Others" in the Company's 2002 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

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

    (1) Consolidated Financial Statements.

       See Index to Consolidated Financial Statements and Schedule on page 21.

    (2) Consolidated Financial Statement Schedule.

       See Index to Consolidated Financial Statements and Schedule on page 21.

    (3) Other Financial Information.

       Five-year Selected Financial Data. See Index to Consolidated Financial Statements and Schedule on page 21.

(b) Reports on Form 8-K.

    A report on Form 8-K was filed on October 24, 2001 to present under Item 5, Other Events, disclosure of the appointment of Nancy E. Cooper as the Company's new Chief Financial Officer.

(c) Exhibits.

    See Index to Exhibits on pages 24 to 28, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits. Only responsive information appearing on pages 1 through 51 to Exhibit 13 is incorporated herein by reference, and no other information appearing in
    Exhibit 13 is or shall be deemed to be filed as part of this Form 10-K.

(d) Financial Statement Schedule.

    See Index to Consolidated Financial Statements and Schedule on page 21.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       IMS HEALTH INCORPORATED
                                                       (Registrant)

                                                       By:                  /s/ DAVID M. THOMAS
                                                            ---------------------------------------------------
                                                                              David M. Thomas
                                                              CHAIRMAN, CHIEF EXECUTIVE OFFICER AND PRESIDENT

Date: March 20, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               /s/ DAVID M. THOMAS                                /s/ JOHN P. IMLAY, JR.
-------------------------------------------------   -------------------------------------------------
                (David M. Thomas,                             (John P. Imlay, Jr., Director)
 Chairman, Chief Executive Officer, President and
     Director) (principal executive officer)

               /s/ NANCY E. COOPER                               /s/ ROBERT J. KAMERSCHEN
-------------------------------------------------   -------------------------------------------------
     (Nancy E. Cooper, Senior Vice President                 (Robert J. Kamerschen, Director)
           and Chief Financial Officer)
          (principal financial officer)

                /s/ LESLYE G. KATZ                                /s/ ROBERT J. LANIGAN
-------------------------------------------------   -------------------------------------------------
   (Leslye G. Katz, Vice President, Controller)               (Robert J. Lanigan, Director)
          (principal accounting officer)

          /s/ CLIFFORD L. ALEXANDER, JR.                          /s/ H. EUGENE LOCKHART
-------------------------------------------------   -------------------------------------------------
      (Clifford L. Alexander, Jr., Director)                  (H. Eugene Lockhart, Director)

           /s/ CONSTANTINE L. CLEMENTE                            /s/ GILLES V. J. PAJOT
-------------------------------------------------   -------------------------------------------------
       (Constantine L. Clemente, Director)            (Gilles V. J. Pajot, Executive Vice President
                                                                      and Director)

              /s/ KATHRYNE E. GIUSTI                               /s/ BERNARD PUCKETT
-------------------------------------------------   -------------------------------------------------
          (Kathryne E. Giusti, Director)                       (Bernard Puckett, Director)

            /s/ WILLIAM C. VAN FAASEN
-------------------------------------------------
        (William C. Van Faasen, Director)

Date: March 20, 2002

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

FINANCIAL STATEMENTS:

    The Company's Consolidated Financial Statements, the notes thereto and the related report thereon of PricewaterhouseCoopers LLP, independent accountants, as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999, appearing on pages 15 to 49 of the 2001 Annual Report to Shareholders, are incorporated by reference into this Annual Report on Form 10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.

                                                                                    PAGE
                                                              -------------------------------------------------
                                                                                              2001 ANNUAL
                                                                                               REPORT TO
                                                                     FORM 10-K               SHAREHOLDERS
                                                              -----------------------   -----------------------
Statement of Management's Responsibility for Financial
  Statements................................................                                      15
Report of Independent Accountants...........................                                      15

As of December 31, 2001 and 2000:
  Consolidated Statements of Financial Position.............                                      16

For the years ended December 31, 2001, 2000 and 1999:
  Consolidated Statements of Income.........................                                      17
  Consolidated Statements of Cash Flows.....................                                     18-19
  Consolidated Statements of Shareholders' Equity...........                                     20-22
Notes to Consolidated Financial Statements..................                                     23-49

Other Financial Information:
Quarterly Financial Data (Unaudited) for the years ended
  December 31, 2001 and 2000................................                                      50
Management's Discussion and Analysis of Results of
  Operations and Financial Position.........................                                     1-14
Business Segments is included in "Notes to Consolidated
  Financial Statements"
Five-Year Selected Financial Data (Unaudited)...............                                      51

SCHEDULE:
Report of Independent Accountants on Financial Statement
  Schedule..................................................            22
II. Valuation and Qualifying Accounts for the years ended
  December 31, 2001, 2000, and 1999.........................            23

OTHER:
  IMS Health Incorporated and Subsidiaries (Exhibit 21).....           29-31

    Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of IMS Health Incorporated:

    Our audits of the consolidated financial statements referred to in our report dated February 11, 2002, appearing in the 2001 Annual Report to Shareholders of IMS Health Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in the index under Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
February 11, 2002

                    IMS HEALTH INCORPORATED AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                    COL. A                         COL. B                COL. C                  COL. D          COL. E
----------------------------------------------  ------------   --------------------------      ----------      ----------
                                                                       ADDITIONS
                                                               --------------------------
                                                  BALANCE      CHARGED TO      CHARGED TO                      BALANCE AT
                                                BEGINNING OF   COSTS AND         OTHER                           END OF
                 DESCRIPTION                       PERIOD       EXPENSES        ACCOUNTS       DEDUCTIONS        PERIOD
                 -----------                    ------------   ----------      ----------      ----------      ----------
Allowance for doubtful accounts:

  For the Year Ended December 31, 2001........    $ 8,016        $ 3,930         $     0         $ 2,686(a)      $ 9,260
                                                  =======        =======         =======         =======         =======
  For the Year Ended December 31, 2000........    $ 7,625        $ 3,378         $(1,601)(d)     $ 1,386(a)      $ 8,016
                                                  =======        =======         =======         =======         =======
  For the Year Ended December 31, 1999........    $11,246        $   108         $ 2,035         $ 5,764(a)      $ 7,625
                                                  =======        =======         =======         =======         =======
Valuation allowance deferred income taxes:

  For the Year Ended December 31, 2001........    $11,718        $ 1,683(b)      $     0         $   199         $13,202
                                                  =======        =======         =======         =======         =======
  For the Year Ended December 31, 2000........    $23,325        $ 2,493(b)      $     0         $14,100(c)      $11,718
                                                  =======        =======         =======         =======         =======
  For the Year Ended December 31, 1999........    $21,239        $10,270         $     0         $ 8,184         $23,325
                                                  =======        =======         =======         =======         =======

------------------------

NOTE:

(a) The charge-off of uncollectible accounts for which a reserve was provided in prior periods.

(b) Valuation allowances on assets related to additional NOLs created during the year where, based on available evidence, it is more likely than not that such assets will not be realized.

(c) Includes valuation allowances related to the net operating losses ("NOLs") of Erisco and the Synavant Business, $204 and $2,276, respectively; the recognition of the benefit of certain NOLs due to the implementation of global tax planning strategies ($10,072), and the expiration and true-up of certain NOLs ($1,548).

(d) Includes the allowance for doubtful accounts transferred to Synavant and Erisco in 2000.

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

      .6         1998 IMS Health Incorporated Non-Employee Directors'
                 Deferred Compensation Plan (As amended and restated through December 18, 2001).*+

      .7         1998 IMS Health Incorporated Employees' Stock Incentive Plan
                 (As amended and restated effective October 16, 2001).*+

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

      .14 Form of Purchased Option Agreement (incorporated by reference to the Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

      .15 Forms of Change-in-Control Agreement for Certain Executives of IMS Health Incorporated.*+

      .16 IMS Health Incorporated Employee Protection Plan, as adopted effective December 1, 1998 (incorporated by reference to the Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

      .17 IMS Health Incorporated Executive Annual Incentive Plan, as adopted effective July 1, 1998 (incorporated by reference to the Exhibit 10.17 to Registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

      .18        IMS Health Incorporated Supplemental Executive Retirement
                 Plan (As amended and restated effective April 17, 2001).*+

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

  REGULATION
 S-K EXHIBIT
    NUMBER                               DESCRIPTION
--------------                           -----------
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

      .24        Distribution Agreement between IMS Health Incorporated and
                 Gartner, Inc. (p.k.a. Gartner Group Inc.), dated as of
                 June 17, 1999 (incorporated by reference to Exhibit 10.1 to
                 Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 10, 1999).

      .25        Agreement and Plan of Merger among Gartner, Inc. (p.k.a.
                 Gartner Group Inc.), IMS Health Incorporated and GRGI, Inc.
                 dated as of June 17, 1999 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 10,
                 1999).

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

  REGULATION
 S-K EXHIBIT
    NUMBER                               DESCRIPTION
--------------                           -----------
      .32        Agreement and Plan of Reorganization, dated as of May 16,
                 2000, by and among The TriZetto Group, Inc., Elbejay
                 Acquisition Corp., IMS Health Incorporated and Erisco
                 Managed Care Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on
                 Form 8-K, filed May 17, 2000).

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

      .41 IMS Health Incorporated U.S. Executive Retirement Plan (As amended and restated effective April 17, 2001).*+

      .42 Amended and Restated Amendment dated as of January 15, 2001 to the Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert E. Weissman, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*

      .43 Amended and Restated Amendment dated as of January 15, 2001 to the Amended and Restated Employment Agreement by and between IMS Health Incorporated and Victoria R. Fash, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*

      .44        Amended and Restated Employment Agreement by and between IMS
                 Health Incorporated and David M. Thomas effective as of
                 November 14, 2000 (incorporated by reference to
                 Exhibit 10.44 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*

      .45 Employment Agreement by and between IMS Health Incorporated and Gilles Pajot effective as of November 14, 2000
                 (incorporated by reference to Exhibit 10.45 to Registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 2000 filed on March 30, 2001).*

      .46 Employment Agreement by and between IMS Health Incorporated and James C. Malone effective as of November 14, 2000
                 (incorporated by reference to Exhibit 10.46 to Registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 2000 filed on March 30, 2001).*

  REGULATION
 S-K EXHIBIT
    NUMBER                               DESCRIPTION
--------------                           -----------
      .47        Employment Agreement by and between IMS Health Incorporated and Robert H. Steinfeld effective as of November 14, 2000
                 (incorporated by reference to Exhibit 10.47 to Registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 2000 filed on March 30, 2001).*

      .48        1998 IMS Health Incorporated Employee Stock Purchase Plan
                 (As amended and restated as of December 19, 2000).*+

      .49        IMS Health Incorporated 2000 Stock Incentive Plan
                 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report of Form S-8 filed January 16,
                 2001).*

      .50        IMS Health Incorporated Long-Term Incentive Program
                 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10Q for the quarter ending June 30, 2001).*

      .51        Rules of The IMS Health Incorporated 2001 Inland Revenue
                 Approved Sub-Plan For United Kingdom Employees Adopted by the Company on October 16, 2001.+

13    2001 Annual Report to Shareholders.+

21    List of Active Subsidiaries as of December 31, 2001.+

23    Consent of Independent Accountants.+

--------------------------

*   Management contract or compensatory plan or arrangement

+   Filed herewith