Form 10-Q
period 2002-03-31
IMS HEALTH INC
filed 2002-05-09
CIK 1058083

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  To ______________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


             Title                                Shares Outstanding
           of Class                                At April 30, 2002
         --------------                            -----------------
Common Stock, par value $.01 per share                288,729,613

                                                  IMS HEALTH INCORPORATED

                                                    INDEX TO FORM 10-Q


                                                                                        PAGE(S)
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Financial Position
     March 31, 2002 and December 31, 2001                                                  3

Condensed Consolidated Statements of Income
     Three Months Ended March 31, 2002 and 2001                                            4

Condensed Consolidated Statements of Cash Flows
     Three Months Ended March 31, 2002 and 2001                                            5

Notes to Condensed Consolidated Financial Statements                                      6-19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND OPERATING RESULTS                                                     20-24

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                         25

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                  26

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                   26

SIGNATURES                                                                                 27

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                                      MARCH 31,
                                                                                         2002          DECEMBER 31,
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                        (UNAUDITED)          2001
--------------------------------------------------------------------------------------------------------------------
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                                                           $   278,334      $   268,386
Accounts receivable, net of allowance for doubtful accounts of $10,709 and
          $9,260 in 2002 and 2001 respectively                                          267,264          228,626
Other receivable (Note 6)                                                                34,050           33,361
Other current assets                                                                    129,931          126,472
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                    709,579          656,845
--------------------------------------------------------------------------------------------------------------------
Securities and other investments                                                         47,353           51,992
TriZetto equity investment                                                              119,563          119,896
Property, plant and equipment, net of accumulated depreciation of $6,198
          and $6,349 in 2002 and 2001 respectively                                      146,155          149,084
Computer software                                                                       124,655          116,540
Goodwill                                                                                154,543          148,597
Other assets                                                                            131,640          124,600
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $ 1,433,488      $ 1,367,554
--------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:

Accounts payable                                                                    $    35,198      $    33,327
Accrued and other current liabilities                                                   181,839          196,215
Short-term debt                                                                         282,544          196,463
Accrued income taxes                                                                    124,556          108,941
Short-term deferred tax liability                                                        11,156           10,684
Deferred revenues                                                                        84,350           89,861
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                               719,643          635,491
--------------------------------------------------------------------------------------------------------------------
Post-retirement and post-employment benefits                                             45,607           44,305
Long-term debt (Note 7)                                                                 175,000          150,000
Other liabilities                                                                       174,590          174,373
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                   $ 1,114,840      $ 1,004,169
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 6)
MINORITY INTERESTS                                                                  $   149,092      $   145,019
SHAREHOLDERS' EQUITY:
Common Stock, par value $.01, authorized 800,000 shares;                            $     3,350      $     3,350
         issued 335,045 shares at March 31, 2002 and December 31, 2001, respectively
Capital in excess of par                                                                501,557          504,776
Retained earnings                                                                       975,264          921,925
Treasury stock, at cost, 45,486 and 40,957 shares at
      March 31, 2002 and December 31, 2001, respectively                             (1,167,324)      (1,078,914)
Cumulative translation adjustment                                                      (146,382)        (138,123)
Minimum pension liability adjustment                                                     (3,746)          (3,746)
Unrealized gains on investments, net of tax expense                                       6,837            9,098
--------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                          $   169,556      $   218,366
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY                      $ 1,433,488      $ 1,367,554
--------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                           -----------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                                   2002           2001
------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE                                                                            $ 331,364      $ 329,562
------------------------------------------------------------------------------------------------------------------------
Operating costs                                                                                134,606        124,614
Selling and administrative expenses                                                             91,804         89,866
Depreciation and amortization                                                                   13,671         18,624
------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                                91,283         96,458
------------------------------------------------------------------------------------------------------------------------
Interest income                                                                                  1,818          1,164
Interest expense                                                                                (2,683)        (6,235)
Gains (losses) from investments, net                                                            (1,220)         1,400
Gain on issuance of investees' stock, net                                                          486            733
Other expense, net                                                                              (3,834)        (6,479)
------------------------------------------------------------------------------------------------------------------------
NON-OPERATING INCOME (LOSS), NET                                                                (5,433)        (9,417)
------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                                        85,850         87,041
Provision for income taxes                                                                     (26,469)       (18,677)
TriZetto equity loss, net of income tax benefit of $132 for 2002 and $1,648 for 2001              (202)        (2,557)
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                   $  59,179      $  65,807
------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK                                                     $    0.20      $    0.22
------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK                                                   $    0.20      $    0.22
------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding - basic                                          291,804        293,139
Dilutive effect of shares issuable as of period-end under stock option plans                     1,352          5,739
Adjustment of shares outstanding applicable to exercised and cancelled stock options                57
     during the period                                                                                          1,044
------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED                                        293,213        299,922
------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                            ----------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                                   2002            2001
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                   $  59,179      $  65,807
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                13,671         18,624
   Provision for doubtful accounts                                                               2,124            626
   Deferred income taxes                                                                         3,394         11,212
   (Gain) Loss from investments, net                                                             1,163         (1,400)
   Gain on issuance of investees' stock, net                                                      (486)          (733)
   TriZetto equity loss, net                                                                       202          2,557
   Minority interests in net income of consolidated companies                                    5,537          4,768
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
   Net increase in accounts receivable                                                         (43,412)       (22,058)
   Net increase in inventory                                                                      (968)        (1,050)
   Net increase in prepaid expenses                                                            (10,150)        (5,696)
   Net increase (decrease) in accounts payable                                                   3,490        (10,558)
   Net decrease in accrued and other current liabilities                                        (3,027)       (35,798)
   Net decrease in accrued severance, impairment and other charges                             (10,541)       (18,341)
   Net increase (decrease) in deferred revenues                                                 (5,051)         3,286
   Net increase (decrease) in accrued income taxes                                              13,298        (14,352)
   Net increase in long-term prepaid assets                                                     (8,019)          (125)
   Net tax benefit on stock option exercises                                                       535         12,181
   Receipt on Donnelley legacy tax contingency (Note 6)                                             --         10,530
   Other working capital items, net                                                             (1,744)         2,933
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       19,195         22,413
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures                                                                         (6,217)        (7,109)
   Additions to computer software                                                              (15,471)        (6,052)
   Payments for acquisitions of businesses                                                      (7,013)        (8,454)
   Proceeds from sales of investments                                                            3,000             --
   Proceeds from sale of IDRAC Holdings Inc.                                                        --          5,370
   Funding of venture capital investments                                                       (3,000)            --
   Net decrease in other investments                                                             1,389            205
   Other investing activities, net                                                               5,735          5,763
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                          (21,577)       (10,277)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Payments for purchase of treasury stock                                                     (99,707)       (91,224)
   Proceeds from exercise of stock options                                                       7,182        111,866
   Dividends paid                                                                               (5,840)        (5,881)
   Short-term borrowings, net                                                                  111,081         15,099
   Other financing activities, net                                                                 602         (1,176)
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       13,318         28,684
------------------------------------------------------------------------------------------------------------------------
 Effect of exchange rate changes                                                                  (988)        (2,250)
------------------------------------------------------------------------------------------------------------------------
 INCREASE IN CASH AND CASH EQUIVALENTS                                                           9,948         38,570
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                268,386        118,593
------------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $ 278,334      $ 157,163
------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and related notes of IMS Health Incorporated (the "Company" or "IMS") included in its 2001 Annual Report on Form 10-K. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

NOTE 2. BASIS OF PRESENTATION

         IMS is a leading global provider of information solutions to the pharmaceutical and healthcare industries. IMS operates in more than 100 countries and consists of the following businesses:

     o IMS is a leading global provider of market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Its key products include sales management information to optimize sales force productivity, marketing effectiveness research for prescription and over-the-counter pharmaceutical products, consulting and other services. IMS also owns a venture capital entity, Enterprise Associates, LLC ("Enterprises") which is focused on investments in emerging businesses, and a 26.7% equity interest in The TriZetto Group, Inc. ("TriZetto").

     o Cognizant Technology Solutions Corporation ("CTS") delivers full life-cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. CTS's primary service offerings include application development and integration, application management and re-engineering services. CTS is a publicly traded corporation on the Nasdaq national market system. IMS owned 58.2% of the common shares outstanding of CTS (93.3% of the outstanding voting power) as of March 31, 2002 and 58.3% as of December 31, 2001 (93.3% of the outstanding voting power). IMS accounts for CTS as a consolidated subsidiary.

         On July 26, 1999, the Company completed a spin-off of the majority of its equity investment in Gartner, Inc. ("Gartner", formerly known as "Gartner Group Inc.") to the Company's shareholders (the "Gartner Spin-Off"). The Consolidated Financial Statements of the Company have been reclassified for all periods presented to reflect the Gartner equity investment as a discontinued operation. The Company sold its remaining interest in Gartner during the third quarter of 2001.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 3.  ACQUISITIONS AND DISPOSITIONS

         During the first quarter of 2002, the Company acquired Infoplex Durdaut & Jassmann GmbH, based in Germany. The purchase price for this acquisition, including direct and incremental transaction costs, amounted to $7,013, payable in cash. After an allocation of the purchase price to the net assets acquired, the Company recorded goodwill of $3,758. Had this acquisition occurred as of January 1, 2002 or 2001, the impact on the Company's results of operations would not have been material.

         During the first quarter of 2001, the Company exercised its option to purchase the remaining interest in Medicare Audits Limited ("Medicare"), a U.K. based hospital research firm, for a net cash payment of $7,889. After the final allocation of the purchase price to the net assets acquired, goodwill of $7,921 was recorded.

         In addition, during the first quarter of 2001, the Company recorded $1,400 of pre-tax net gains. This includes a gain of $1,990 resulting from the sale of IDRAC Holdings Inc. ("IDRAC"), a non-strategic property, which provides information on pharmaceutical product registrations. The operating results of IDRAC were not significant to the results of operations of the Company.

         In a separate transaction, the Company also granted a non-exclusive perpetual license to IHI to use certain data for aggregate cash consideration of $17,000, of which approximately $7,900 was recognized as revenue in the first quarter of 2001 and $9,100 was deferred as of March 31, 2001 because the required revenue recognition criteria had not been met as of that date.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives be amortized. There was no impairment of goodwill upon adoption of SFAS No. 142 and as such, the Company did not recognize a transition adjustment during the first quarter of 2002.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

         Net income and earnings per share for the three months ended March 31, 2001, adjusted to exclude goodwill amortization expense (net of taxes) are as follows:

                                                                                 THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                                      2001
                                                                                      ----
Net Income:
   Reported net income                                                              $65,807
   Goodwill amortization                                                              2,211
   Equity method goodwill amortization                                                1,830
                                                                                      -----
      Adjusted Net Income                                                           $69,848
                                                                                    =======

Basic Earnings Per Share of Common Stock:
   Reported basic earnings per share of common stock                                $ 0.225
   Goodwill amortization                                                              0.007
   Equity method goodwill amortization                                                0.006
                                                                                      -----
      Adjusted Basic Earnings Per Share of Common Stock                             $ 0.238
                                                                                    =======

Diluted Earnings Per Share of Common Stock:
   Reported diluted earnings per share of common stock                              $ 0.220
   Goodwill amortization                                                              0.007
   Equity method goodwill amortization                                                0.006
                                                                                      -----
      Adjusted Diluted Earnings Per Share of Common Stock                           $ 0.233
                                                                                    =======

         During the three months ended March 31, 2002, the Company recorded additional goodwill of $3,758. As of March 31, 2002, goodwill was $153,665 at the IMS Segment and $878 at the CTS Segment.

         All of the Company's acquired intangibles are subject to amortization. The Company did not acquire any intangible assets during the three months ended March 31, 2002. Intangible asset amortization expense was $530 during the first quarter of 2002. At March 31, 2002, intangible assets were composed of Customer Relationships and Trade Names. The gross carrying amounts and related accumulated amortization of Customer Relationships and Trade Names were $15,850 and $394 and $2,680 and $134, respectively, at March 31, 2002.

         Amortization expense associated with intangible assets at March 31, 2002 is estimated to be $1,591 for the last three quarters of 2002 and $2,121 for each year during 2003 through 2006.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 5. INVESTMENT IN TRIZETTO

         Summary financial information for TriZetto for the three months ended March 31, 2002 and 2001 is presented below. The amounts shown represent consolidated TriZetto operating results, unaudited, based on publicly available information.


                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                              2002                   2001
                                              ----                   ----
    Net Sales                               $ 59,694              $  46,039
    Gross Profit                            $ 19,295              $  12,112
    Loss from Operations                    $ (5,961)             $ (23,026)
    Net Loss                                $ (4,614)             $ (17,934)

         The market value of the Company's investment in TriZetto was $147,536 as of March 31, 2002. The investment in TriZetto is accounted for under the equity method of accounting.

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

         In addition, the Company is subject to certain other contingencies discussed below:

INFORMATION RESOURCES LITIGATION

         On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the corporation then known as "The Dun and Bradstreet Corporation" and now known as "R. H. Donnelley Corporation" ("Donnelley"), A.C. Nielsen Company and I.M.S. International Inc. (a predecessor of IMS) (the "IRI Action"). At the time of the filing of the complaint, each of the other defendants was a subsidiary of Donnelley.

         The complaint alleges various violations of the antitrust laws of the United States, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortuous interference with a contract and a claim of tortuous interference with a prospective business relationship. These latter claims relate to the acquisition by the defendants of Survey Research Group Limited ("SRG"). IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement. IRI's complaint alleges damages in excess of $350,000, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount.

         In light of the potentially significant liabilities which could arise from the IRI Action and in order to facilitate the distribution by Donnelley of shares of Cognizant Corporation ("Cognizant") and

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

ACNielsen Corporation (the parent company of A.C. Nielsen Company) in 1996, Donnelley, ACNielsen and Cognizant entered into an Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating liabilities that may arise out of or in connection with the IRI Action, and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that, in the event of an adverse decision, ACNielsen will assume exclusive liability for liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount") and that Cognizant and Donnelley will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount ACNielsen will be able to pay after giving effect to (i) any plan submitted by such investment bank that is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented. On February 19, 2001, ACNielsen announced that it merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included with ACNielsen for purposes of determining the ACN Maximum Amount.

         In 1998, IMS was spun-off from Cognizant (the "1998 Spin-Off"), which then changed its name to Nielsen Media Research, Inc. ("NMR"). IMS and NMR are jointly and severally liable to Donnelley and ACNielsen for Cognizant's obligations under the terms of the Distribution Agreement dated October 28, 1996 among Donnelley, Cognizant and ACNielsen (the "1996 Distribution Agreement"). In connection with the 1998 Spin-Off, IMS and NMR agreed that, as between themselves, IMS will assume 75%, and NMR will assume 25%, of any payments to be made in respect of the IRI Action under the Indemnity and Joint Defense Agreement or otherwise, including any legal fees and expenses related thereto incurred in 1999 or thereafter. IMS agreed to be fully responsible for any legal fees and expenses incurred during 1998. NMR's aggregate liability to IMS for payments in respect of the IRI Action and certain other contingent liabilities shall not exceed $125,000.

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

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

MATTERS BEFORE THE EUROPEAN COMMISSION

         The Company is the subject of complaints filed with the European Commission ("EC" or the "Commission") pursuant to Article 3 of Council Regulation No. 17 of 1972. The EC complaints allege that the Company has been and continues to engage in certain commercial practices that violate Articles 81 and 82 of the EC Treaty, which relate to agreements or abuses of a dominant position that adversely affect competition.

         As a result of certain of these complaints, on October 19, 2000, the Commission initiated formal proceedings against the Company through the adoption of a statement of objections alleging that certain of the Company's commercial practices constituted an abuse of a dominant position in contravention of
Article 82 of the EC Treaty. A statement of objections is a preliminary document that does not represent the Commission's final view on the practices at issue. Under Commission procedures, the Company has full rights of defense, including access to the Commission's files, the right to answer the statement of objections in writing and produce evidence of its own, and the right to request the opportunity to present its defense at an oral hearing. On February 6, 2001, the Company filed its written answer to the statement of objections. The Commission will ultimately determine whether a decision requiring the Company to end some or all of the contested practices is necessary and may impose fines against the Company. If such a decision is rendered against the Company, the Company could appeal that decision before the European Court of First Instance. The Company intends to vigorously defend this matter.

         One of the EC complaints is an application lodged with the Commission by National Data Corporation ("NDC") on December 19, 2000. This complaint requests that the Commission initiate a proceeding against the Company for an alleged infringement of Article 82 of the EC Treaty and grant interim measures (the "Application"). The Application concerns an IMS geographic mapping structure used for the reporting of regional sales data in Germany, which the German courts have ruled is copyright protected. The Application requests that the Commission grant interim relief requiring the Company to grant NDC a compulsory license to enable NDC to use this structure in its competing regional sales data service in Germany.

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

         On July 3, 2001, the Commission announced its interim decision in these proceedings (the "Interim Decision") ordering interim measures pending a final decision on the Application. The Interim Decision required the Company to grant a license of the geographic mapping structure on commercially reasonable terms without delay to NDC and to any other competitor currently present on the German regional sales data market should it request a license. The terms and royalties to be paid for the license were to be agreed between the Company and the requesting party, and if agreement

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

could not be reached in a two week period, then the terms and royalties for the license would be determined by one or more independent experts agreed to by the parties, or if the parties could not agree, then the Commission would appoint one or more experts. The Interim Decision states that the expert(s) shall communicate its determination to the Commission for approval within two weeks of being chosen. Finally, the Interim Decision provides for a penalty of 1,000 Euros per day should the Company fail to comply with the Interim Decision.

         Following issuance of the Interim Decision, NDC and AzyX Deutschland GmbH ("AzyX") requested from the Company a license to the geographic mapping structure. The Company was not able to agree with NDC or AzyX on the terms and royalties to be paid for the license or the determination of one or more independent experts. Before the Commission appointed any independent experts, the Interim Decision was suspended by the President of the European Court of First Instance (the "CFI") as noted below.

         On August 6, 2001, the Company filed an appeal with the CFI seeking the annulment of the Interim Decision in its entirety (the "Annulment Appeal") and requesting that operation of the Interim Decision be suspended until the CFI renders judgement on the Annulment Appeal. On October 26, 2001, the President of the CFI ruled in the Company's favor and suspended the operation of the Decision until the Annulment Appeal is heard and decided. On December 12, 2001, NDC filed an appeal to the European Court of Justice ("ECJ") seeking annulment of the October 26 decision against it. On April 11, 2002, the ECJ denied NDC's appeal. The Company intends to continue to vigorously assert that its refusal to grant licenses for the use of its copyright-protected geographic mapping structure to its direct competitors in Germany, which compete in the same market for which the copyright exists, is not in contravention of Article 82 of the EC Treaty.

         Management of the Company is unable to predict at this time the final outcome of the matters described above or whether the resolution of these matters could materially affect the Company's future results of operations, cash flows or financial position.

OTHER CONTINGENCIES

         Under the terms of the purchase agreements related to acquisitions made in 2001, the Company may be required to pay up to $36,720 in relation to 2002 to 2004 as contingent consideration. Of the contingent consideration, up to $13,760 will be recorded as additional goodwill, while up to $22,960 will be recorded as compensation as earned in accordance with the provisions of Emerging Issues Task Force ("EITF") Statement No. 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination." The maximum contingent consideration payable with respect to any given year in the earn out period is $12,420. As of March 31, 2002, no accrual has been recorded as the contingency has not been resolved. The annual contingent payments will be resolved at the end of each respective calendar year from 2002 through 2004.

         The Company and its predecessors have entered, and the Company continues to enter, into global tax planning initiatives in the normal course of their businesses. These activities are subject to review by applicable tax authorities. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to the Company.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

         In 1999, the Company was informed by D&B I, acting as agent for Donnelley, that the IRS was reviewing Donnelley's utilization of certain capital losses during 1989 and 1990. In response, D&B I advised that it intended to file an amended tax return for these periods and to pay this amount in order to prevent further interest from accruing. In May 2000, D&B I paid $349,291 of this amount and the Company paid $212,291 pursuant to its obligation under the 1996 Distribution Agreement and the Distribution Agreement between Cognizant (renamed
NMR) and the Company (the "1998 Distribution Agreement"), whereby the Company is in effect obligated to pay an amount equal to one-half of the tax and interest owed to the IRS for this matter to the extent the liability exceeds $137,000 (subject to reimbursement to the Company of a portion of this amount by NMR). In the second quarter of 2000, Donnelley received a formal assessment from the IRS with respect to this matter in the amount of $561,582, for additional tax and interest due, which was satisfied by the payments made by D&B I and the Company in May 2000. D&B I has advised the Company that, notwithstanding the filing and payment, it intends to contest the assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. The Company had previously accrued for this liability and, therefore, this payment did not result in an expense in 2000.

         Pursuant to the 1998 Distribution Agreement, NMR is responsible for a portion of the amount that the Company paid pursuant to the 1996 Distribution Agreement ($41,136 according to the Company's calculations). NMR was not obligated to pay its share to the Company until January 2, 2001. In December 2000, the Company requested reimbursement of this amount from NMR. On January 2, 2001, NMR made a payment of $10,530 in respect of such matter but refused to pay the remaining $30,606 based on its interpretation of the applicable agreements. The Company believes that NMR's position has no merit and plainly contravenes the terms of the applicable agreements. Accordingly, the Company has a receivable of $34,050 which includes the outstanding principal and accumulated accrued interest income of $3,444. During the three months ended March 31, 2002, $689 of interest income was accrued in accordance with the terms of the applicable agreements. These amounts are reflected in other receivables in the Consolidated Statements of Financial Position. The Company has commenced arbitration regarding this matter by filing a Demand for Arbitration with the American Arbitration Association International Center for Dispute Resolution. The Company believes it will prevail in this matter, and it intends to vigorously pursue it.

         In connection with the Gartner Spin-Off, the Company and Gartner entered into a Distribution Agreement and an Agreement and Plan of Merger (together, the "1999 Distribution Agreements"). Pursuant to the 1999 Distribution Agreements, Gartner agreed to indemnify the Company and its stockholders for additional taxes which may become payable as a result of certain actions that may be taken by Gartner that adversely affect the tax-free treatment of the Gartner Spin-Off. However, the Company may become obligated for certain tax liabilities in the event the Gartner Spin-Off is deemed to be a taxable transaction as a result of certain Gartner share transactions that may be undertaken following the Gartner Spin-Off. In the opinion of management, it is not probable that any material liabilities will be incurred by the Company with respect to this matter.

         As part of the Synavant Spin-Off, IMS and Synavant entered into a Distribution Agreement (the "Synavant Distribution Agreement"). In connection with the distribution, Synavant will be jointly and severally liable to the other parties in the 1996 and 1998 Distribution Agreements for the liabilities relating to certain tax matters as well as those relating to the IRI Action. Under the Synavant

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Distribution Agreement, as between IMS and Synavant, each will bear 50% of IMS's share of these liabilities (net of the liability borne by NMR), up to a maximum liability of $9,000 for Synavant. If, contrary to expectations, the Synavant Spin-Off were not to qualify as tax free under Section 355 of the Internal Revenue Code, then, in general, a corporate tax would be payable by the consolidated group, of which IMS is a common parent and Synavant is a member, based on the difference between (x) the fair market value of the Synavant Common Stock on the date of the Synavant Spin-Off and (y) the adjusted basis of such Synavant Common Stock. In addition, under the consolidated return rules, each member of the consolidated group would be severally liable for such tax liability. IMS estimates that the aggregate tax liability in this regard is not expected to exceed $100,000. Pursuant to the Tax Allocation Agreement, IMS would be liable for the resulting corporate tax, except as provided in the Synavant Distribution Agreement. In the opinion of management and based on the opinion of tax counsel, it is not probable that the Company will incur any liability.

         The Company is unable to predict at this time the final outcome of these matters described above or whether the resolution of these matters could materially affect the Company's results of operations, cash flows, or financial position.

NOTE 7. FINANCIAL INSTRUMENTS

FOREIGN EXCHANGE RISK MANAGEMENT

         On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." These statements standardize the accounting for derivative instruments. The Company is required to record all derivative instruments on the balance sheet at fair value. Derivatives that are not classified as hedges are adjusted to fair value through earnings. Changes in fair value of the derivatives that the Company has designated and that qualify as effective hedges are recorded in either other comprehensive income or earnings. Any ineffective portion of the Company's derivatives that are classified as hedges is immediately recognized in earnings. This change in accounting principle did not have a material impact on the Company's financial position, results of operations or cash flow at the date of adoption.

         The Company transacts business in more than 100 countries and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on net income and on the value of non-functional currency assets and liabilities.

         It is the Company's policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for investment or speculative purposes. At March 31, 2002, all foreign currency forward contracts had a term of less than one year. The principal currencies hedged are the Japanese yen, the Euro, the Swiss franc, the Canadian dollar and the British pound sterling.

         The impact of foreign exchange risk management activities on pre-tax income during the three months ended March 31, 2002 and 2001 resulted in a net gain of $2,268 and $1,397, respectively. At March 31, 2002, the Company had approximately $298,000 in foreign exchange forward contracts

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

outstanding with expiration dates through June 2002 hedging non-functional currency assets and liabilities. Gains and losses on these contracts are included in the Consolidated Statements of Income in Other expense, net.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         At March 31, 2002, the Company's financial instruments included cash, cash equivalents, receivables, accounts payable, short-term debt, including short-term borrowings reclassified as long-term debt, and foreign currency forward contracts. Due to their short-term nature, the fair value of these instruments approximated their carrying value at March 31, 2002. At March 31, 2002, the fair value of the Company's foreign currency forward contracts was $298,000 and all contracts mature in 2002. The fair values of the forward contracts were estimated based on quoted market prices.

CREDIT CONCENTRATIONS

         The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counter parties to its financial instruments and does not anticipate non-performance by the counter parties. The Company would not realize a material loss as of March 31, 2002 in the event of non-performance by any one counterparty. The Company enters into transactions only with high credit quality financial institution counter parties. In addition, the Company limits the amount of credit exposure with any one institution.

         The Company maintains accounts receivable balances of $267,264 and $228,626, net of allowances for doubtful accounts, at March 31, 2002 and December 31, 2001, respectively, principally from customers in the pharmaceutical industry. The Company's trade receivables do not represent significant concentrations of credit risk at March 31, 2002, due to the high quality of its customers and their dispersion across many geographic areas.

LINES OF CREDIT AND LIQUIDITY

         The Company has borrowing arrangements with several international banks to provide short and long-term lines of credit up to $525,000. Total borrowings under these lines were $457,544 and $346,463 at March 31, 2002 and December 31, 2001, respectively. In general, the terms of these lines of credit give the Company the option to borrow at an interest rate equal to LIBOR plus 37.5 basis points for short-term lines and LIBOR plus 65 basis points for long-term lines. The weighted average interest rates for the short-term lines were 2.33% and 2.34% at March 31, 2002 and December 31, 2001, respectively. The weighted average interest rates for the long-term lines were 3.02% at March 31, 2002. The commitment fee associated with the unused short-term lines of credit is 22.5 basis points per year, increasing to 28.75 basis points per year if the facilities are less than 50% utilized. Under the long-term lines the commitment fee is 52.5 basis points per year. The borrowing arrangements require the Company to comply with certain financial covenants and at March 31, 2002 and December 31, 2001, the Company was in compliance with all such covenants.

         During the fourth quarter of 2001, the Company renegotiated with several banks and entered into three-year lines of credit for borrowings of up to $175,000. Borrowings under these three-year facilities are short-term in nature; however, the Company has the ability and the intent to refinance the

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

short-term borrowings through December 2004 as they come due under existing long-term lines. As such, at March 31, 2002, the Company reclassified $175,000 of its then outstanding debt as long-term debt pursuant to the provisions of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced." Borrowings under short-term lines were $282,544 and $196,463 at March 31, 2002 and December 31, 2001, respectively. Borrowings have maturity dates of up to ninety days from their inception.

         In March 2002, the Company entered into interest rate swaps on a portion of its variable rate debt portfolio. These arrangements convert the variable interest rates to a fixed interest rate on a notional amount of $50,000 and mature in March 2005. At March 31, 2002, the fixed rates range from 4.05% to 4.51%. Based on interest rates for similar transactions at March 31, 2002, the fair value of all interest rate swap agreements is not material.

         At March 31, 2002, the Company's Total Current Liabilities exceed its Total Current Assets by $10,064 primarily as a result of management's decision to maintain a greater proportion of short-term borrowings versus longer-term debt instruments. This strategy allows the Company to achieve lower borrowing costs while providing flexibility to repay debt with cash flow from operations and proceeds from the exercise of stock options and the liquidation of equity holdings. Based on estimated future cash flows from operations, the continued monetization of its investments, the ability to monetize other assets including its investment in CTS as well as the Company's ability to utilize existing lines of credit, the Company believes it will have sufficient cash and other resources to fund its short- and long-term business plans, including its current and long term obligations, its contingent payments, its stock repurchase program and its operations.

NOTE 8. INCOME TAXES

         The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

         In the quarter ended March 31, 2002, the Company's tax rate was impacted by CTS's decision that effective January 1, 2002, pursuant to Accounting Principles Bulletin No. 23, CTS will no longer provide incremental U.S. tax on the repatriation of Indian earnings recognized in 2002 and subsequent periods as these earnings are considered to be permanently reinvested outside of the United States. During the first quarter of 2002, CTS made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, CTS will use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. This change resulted in an effective tax rate for CTS of 24.5% during the first quarter of 2002, compared to an effective tax rate for CTS of 37.4% in the first quarter of 2001. Additionally, the Company's effective tax rate reflects true-ups of current and deferred income tax liabilities.

         In the quarter ended March 31, 2001, the Company's tax rate was reduced by approximately $10,200, primarily relating to the recognition of approximately $11,700 of additional tax benefits arising from a 1998 non-U.S. reorganization which gave rise to tax deductible amortization of non-U.S. intangible assets. This change in estimate resulted from the reassessment of the benefits from

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

this reorganization following certain new non-U.S. tax legislation enacted at the end of the first quarter of 2001.

         While the Company intends to continue to seek global tax planning initiatives, there can be no assurance that the Company will be able to successfully implement such initiatives to reduce or maintain its overall tax rate.

NOTE 9. IMS HEALTH CAPITAL STOCK

         On July 19, 2000, the Board of Directors authorized a stock repurchase program to buy up to 40 million shares, marking the fifth consecutive repurchase program the Company has implemented. Shares acquired through the repurchase program are open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18.

         During the first three months of 2002, the Company repurchased approximately 5.0 million shares of outstanding common stock under this program at a total cost of $99,707. As of March 31, 2002, approximately 25.6 million shares had been repurchased since the inception of the program, at a total cost of $616,884.

         The Company re-issued approximately 0.4 million treasury shares under option exercises for proceeds of $7,182 during the three months ended March 31, 2002. In addition, the Company paid dividends of $0.02 per share for a total of $5,840 during the three months ended March 31, 2002.

NOTE 10. COMPREHENSIVE INCOME

THE FOLLOWING TABLE SETS FORTH THE COMPONENTS OF COMPREHENSIVE INCOME, NET OF INCOME TAX EXPENSE:


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                    -------------------------------------
                                                                          2002               2001
     ----------------------------------------------------------------------------------------------------
     NET INCOME                                                         $59,179            $65,807
     Other comprehensive income, net of taxes:
     Unrealized losses on:
          Marketable equity securities                                   (3,973)            (7,566)
          Gartner, Inc. shares held for sale                                  -             (1,052)
          Reclassification adjustment                                       492              2,500
          Tax benefit on above                                            1,218              2,141
     -------------------------------------------------------------- ------------------ ------------------
     Change in unrealized losses on investments                          (2,263)            (3,977)
     -------------------------------------------------------------- ------------------ ------------------
     Foreign currency translation losses                                 (8,259)           (20,126)
     -------------------------------------------------------------- ------------------ ------------------
     Total other comprehensive income (loss)                            (10,522)           (24,103)
     -------------------------------------------------------------- ------------------ ------------------
     COMPREHENSIVE INCOME                                               $48,657            $41,704
     ============================================================== ================== ==================


         Included in the reclassification adjustment of $492 for the quarter ended March 31, 2002 were gains on sales of securities of $866 and losses on sales of securities of $1,358.

NOTE 11. SEVERANCE, IMPAIRMENT AND OTHER CHARGES

         During the first quarter of 2002, the Company paid approximately $8,082 under its Competitive Fitness Program, which was announced in the fourth quarter of 2001. As planned, the

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Company terminated approximately one-hundred twenty employees during the first three months of 2002. This included thirty-two employee terminations and cash payments of approximately $958 against the $6,277 accrual recorded in the fourth quarter of 2001 as part of this program in accordance with EITF 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)."

NOTE 12. OPERATIONS BY BUSINESS SEGMENT

         Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making groups, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment. The Company operates globally and is principally managed by way of and delivers information, software and related services through, the strategic business segments referenced below.

         The chief operating decision-makers evaluate performance and allocate resources based on revenue and operating income data. All inter-segment transactions are excluded from management's analysis of operations by business segment.

         At March 31, 2002 and 2001, the Company consisted of the following segments:

1. The IMS Segment provides market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Its key products include sales management information to optimize sales force productivity, marketing effectiveness research for prescription and over-the-counter pharmaceutical products, consulting and other services. The IMS Segment is managed on a global business model with global leaders for the majority of its critical business processes. In addition, the IMS Segment includes the Company's venture capital unit, Enterprises, which is focused on investments in emerging businesses, and IMS's 26.7% equity interest in TriZetto.

2. The CTS Segment delivers full life-cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. CTS's primary service offerings include application development and integration, application management and re-engineering services.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------------------------------------
                                                                                                     TOTAL
THREE MONTHS ENDED MARCH 31, 2002:                     IMS             CTS         ELIMINATION    CONSOLIDATED
--------------------------------------------------------------------------------------------------------------
Revenue (1)                                           $  289,714     $   46,484     $   (4,834)     $  331,364
Operating income                                      $   82,137     $    9,146             --      $   91,283
Total assets at March 31, 2002 (2)                    $1,279,167     $  154,321             --      $1,433,488
--------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2001:

--------------------------------------------------------------------------------------------------------------
Revenue (1)                                           $  289,576     $   43,404     $   (3,418)     $  329,562
Operating income                                      $   88,069     $    8,389             --      $   96,458
Total assets at December 31, 2001 (2)                 $1,222,571     $  144,983             --      $1,367,554
--------------------------------------------------------------------------------------------------------------

NOTES TO OPERATIONS BY BUSINESS SEGMENTS:

1.   Elimination relates to sales from the CTS segment to the IMS segment.

2. CTS segment assets include Cash and Cash Equivalents of $91,186 and $84,977 at March 31, 2002 and December 31, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

         IMS Health Incorporated ("IMS" or the "Company") is a leading global provider of information solutions to the pharmaceutical and healthcare industries. IMS operates in more than 100 countries and consists of the following business segments:

     o The IMS Segment is a leading global provider of market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Its key products include sales management information to optimize sales force productivity, marketing effectiveness research for prescription and over-the-counter pharmaceutical products, consulting and other services. The IMS Segment is managed on a global business model with global leaders for the majority of its critical business processes. In addition, the IMS Segment includes IMS's venture capital unit--Enterprise Associates, LLC ("Enterprises"), which is focused on investments in emerging businesses, and IMS's 26.7% equity interest in The TriZetto Group, Inc. ("TriZetto").

     o The Cognizant Technology Solutions Corporation ("CTS") Segment delivers full life-cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. CTS's primary service offerings include application development and integration, application management and re-engineering services. CTS is a publicly traded corporation on the NASDAQ national market. IMS owned 58.2% of the common shares outstanding (93.3% of the outstanding voting power) as of March 31, 2002 and 58.3% as of December 31, 2001. IMS accounts for CTS as a consolidated subsidiary.


OPERATING RESULTS

         Revenue for the first quarter of 2002 grew 0.5% to $331,364 from $329,562 in the first quarter of the prior year. On a constant dollar basis (i.e., a basis that eliminates currency rate fluctuations), revenue growth was 4.8% in the first quarter. The increase was primarily due to IMS's new products, expanding consulting business and to several large application management contracts at CTS.

         IMS's operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of IMS's services. IMS's operating costs grew 8.0% to $134,606 in the first quarter of 2002 from $124,614 in the first quarter of the prior year. The increase resulted primarily from higher data collection and production costs in the IMS Segment to support revenue growth.

         Selling and administrative expenses consist primarily of the costs attributable to sales, marketing, client service and administration, including personnel, promotion, communications, management, finance and occupancy. IMS's selling and administrative expenses grew during the first quarter of 2002 to $91,804 from $89,866 in the first quarter of the prior year. Selling and administrative expenses grew at only 2.2%, reflecting the results of cost reduction actions initiated in the fourth quarter of 2001 at the IMS Segment, and by cost controls at CTS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

         Depreciation and amortization charges decreased by 26.6% to $13,671 in the first quarter of 2002 from $18,624 in the first quarter of 2001. The decline was due primarily to the fact that the Company ceased amortization of goodwill effective January 1, 2002 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note 4), and to the impact of the write down of certain deferred software costs to their net realizable value as part of the Severance, impairment and other charges recorded in the fourth quarter of 2001.

         Operating income for the first quarter of 2002 declined 5.4% to $91,283 from $96,458 in the first quarter of 2001. Excluding the unfavorable impact of a generally stronger U.S. dollar, primarily against the Japanese yen and the Euro, operating income grew 2.1%.

         Net interest expense was $865 in the first quarter of 2002, compared with $5,071 in the first quarter of the prior year. The expense reduction resulted primarily from lower interest rates achieved on our borrowings.

         Gains (losses) from investments, net, amounted to a net loss of $1,220 in the first quarter of 2002. The loss in the first quarter of 2002 is due primarily to losses realized on the sale of investments within IMS's Enterprises venture capital entity and a write down related to the assessment of other-than-temporary declines in value of the venture capital investments. The net gains in the first quarter of 2001 were due primarily to IMS's disposal of IDRAC Holdings Inc. ("IDRAC"), a non-strategic property providing information on pharmaceutical product registration, for a gain of $1,990 (see Note 3).

         A $486 gain on the issuance of CTS stock, relating to the exercise of stock options by CTS employees, was recorded in the first quarter of 2002. This gain has been recognized in accordance with Staff Accounting Bulletin ("SAB") No. 51, "Accounting for Sales of Stock by a Subsidiary." A $733 gain in the first quarter of the prior year resulted from the exercise of stock options by CTS employees.

         Other expense, net, decreased in the first quarter of 2002 to $3,834 from $6,479 in the first quarter of the prior year, due to foreign exchange gains in 2002, primarily related to the Japanese yen and the Euro, compared with foreign exchange losses in the prior year.

         In the first quarter of 2002, the effective tax rate was 30.8% compared to 21.5% in the first quarter of 2001. This is more fully described in Note 8 to the Condensed Consolidated Financial Statements.

         A TriZetto equity loss, net, of $202 was recorded in the first quarter of 2002, compared with a loss of $2,557 in the first quarter of 2001. The improvement resulted from the absence of goodwill amortization expense in 2002 in accordance with SFAS 142, as well as improved performance by TriZetto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS BY BUSINESS SEGMENT

IMS SEGMENT

         IMS Segment revenue was $289,714 in the first quarter of 2002, essentially unchanged from $289,576 in the prior year. Excluding the generally unfavorable impact of a stronger U.S. dollar in the first quarter of 2002, revenue grew 4.9%. Sales Management revenue of $174,883 in the first quarter of 2002 reflects a decline of 0.8% from the prior year, but grew 4.2% on a constant-dollar basis driven by new product sales, primarily EarlyView and Prescriber Validation in the United States, Xponent, Pharmascope, Sales Analyzer and Strategy Evaluator in Europe, Xplorer.web in Canada and Weekly GP / Pharma in Japan. Market Research revenue declined 1.7% to $102,795 in the first quarter of 2002, but grew 3.1% constant dollar, reflecting growth from new clients and expansion of product capabilities. Other Services generated revenue of $12,036 in the first quarter of 2002, compared with $8,623 in the first quarter of 2001, reflecting the impact of acquisitions and solid growth in the Company's consulting business.

         IMS Segment operating income for the first quarter of 2002 was $82,137, down 6.7% from the comparable period from prior year on a reported basis, but 1.5% higher constant-dollar. The constant-dollar growth resulted from higher revenues, the benefits of cost-reduction actions initiated in the fourth quarter of 2001, and the absence of goodwill amortization expense in 2002, partially offset by higher data-collection and production costs.

CTS SEGMENT

         CTS revenue for the first quarter of 2002, net of inter-segment sales of $4,834, grew 4.2% to $41,650 from $39,986 in the comparable period of the prior year due to higher revenues from application management services. CTS operating income for the three months ended March 31, 2002 increased 9.0% to $9,146 from $8,389 in the comparable period of the prior year, due to revenue growth and increased reliance on fixed-bid contracts, which historically have higher margins.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $19,195 for the three months ended March 31, 2002, compared with $22,413 for the comparable period in 2001. The decrease in cash provided relates primarily to a $10,530 cash receipt received in the prior year from Nielsen Media Research in respect of the Donnelley legacy tax contingency, for which there was no comparable receipt in 2002. Adjusting for this receipt, cash provided from operations in 2002 would have increased by $7,312. This increase results from lower bonus payments and one-time charge payments made in 2002 versus the prior year, offset by increased accounts receivable cash requirements due to higher than anticipated days sales outstanding.

         Net cash used in investing activities amounted to $21,577 for the three months ended March 31, 2002, compared with $10,277 for the comparable period in 2001. The increase in cash used during 2002 relates primarily to increased spending on computer software. In addition, the Company was able to fund a required $3,000 investment in its venture capital portfolio with proceeds from the sales of securities from within the portfolio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

         Net cash provided by financing activities amounted to $13,318 for the three months ended March 31, 2002, compared with a $28,684 for the comparable period in 2001. The decrease of $15,366 was due primarily to lower proceeds from the exercise of stock options of $104,684 and higher payments for the purchase of treasury stock $8,483, offset by a $95,982 increase in net borrowings.

         At March 31, 2002, the Company's Total Current Liabilities exceed its Total Current Assets by $10,064 primarily as a result of management's decision to maintain a greater proportion of short-term borrowings versus longer-term debt instruments. This strategy allows the Company to achieve lower borrowing costs while providing flexibility to repay debt with cash flow from operations and proceeds from the exercise of stock options and the liquidation of equity holdings. Based on estimated future cash flows from operations, the continued monetization of its venture capital investments, the ability to monetize other assets including its investment in CTS as well as the Company's ability to utilize existing lines of credit (see Note 7), the Company believes it will have sufficient cash and other resources to fund its short- and long-term business plans, including its current and long-term obligations, its contingent payments, its stock repurchase program and its operations.

         On July 19, 2000, the Board of Directors authorized a stock repurchase program to buy up to 40 million shares, marking the fifth consecutive repurchase program the Company has implemented. Shares acquired through the repurchase program are open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18. During the first quarter of 2002, the Company repurchased approximately 5.0 million shares of outstanding common stock at a total cost of $99,707. As of March 31, 2002, approximately 25.6 million shares have been acquired under this program at a total cost of $616,884.

         IMS believes that its available funds, credit facilities and the cash flows expected to be generated from operations will be adequate to satisfy its current and planned operations and needs and contingent payments for at least the next 12 months. IMS's ability to expand and grow its business in accordance with current plans, to make acquisitions, repurchase stock and to meet its long-term capital requirements beyond this 12-month period will depend on many factors, including the rate, if any, at which its cash flow increases, its ability and willingness to accomplish acquisitions, repurchase treasury stock and the availability to IMS of public and private debt and equity financing, including its current ability to secure bank lines of credit. IMS cannot be certain that additional financing, if required, will be available on terms favorable to it, if at all.

         Cash and cash equivalents include amounts at CTS of $91,186 and $84,977 as of March 31, 2002 and December 31, 2001, respectively. The Company owned 58.2% of the CTS common shares outstanding which represented 93.3% of the voting power at March 31, 2002. To access these cash and cash equivalents, the Company would have to require CTS to declare and pay a dividend. Furthermore, a portion of the dividend would be paid to the minority shareholders of CTS.

CHANGES IN CRITICAL ACCOUNTING POLICIES

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment at the reporting unit level. It also provides that intangible assets that have finite useful lives be amortized. There was no impairment of goodwill upon adoption of SFAS No. 142 and as such, the Company did not recognize a transition adjustment during the first quarter of 2002. The effect of adopting SFAS No. 142 is more fully explained in Note 4. Goodwill may become impaired as a result of several factors such as increased competition and lower demand for the Company's products and services.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by IMS, contain statements which, in the opinion of IMS, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Quarterly Report and include, but are not limited to, all statements relating to plans for future growth and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, Euro conversion and all other statements regarding the intent, plans, beliefs or expectations of IMS or its directors or officers. Stockholders are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements. These risks and uncertainties include, but are not limited to, risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks; to the extent IMS seeks growth through acquisitions, alliances or joint ventures, the ability to identify, consummate and integrate acquisitions, alliances and ventures on satisfactory terms; the ability to develop new or advanced technologies, systems and products for their businesses on time and on a cost-effective basis including but not limited to those that use or are related to the Internet; the ability to identify and implement cost-containment measures; the ability to successfully maintain historic effective tax rates and to achieve estimated corporate overhead levels; competition, particularly in the markets for pharmaceutical information; regulatory, legislative and enforcement initiatives, particularly in the area of medical privacy and tax; the ability to timely and cost-effectively resolve any problems associated with the Euro currency issue, including the possibility of problems with internal data processing systems; the ability to obtain future financing on satisfactory terms; deterioration in economic conditions, particularly in the pharmaceutical, healthcare, or other industries in which IMS's customers may operate; consolidation in the pharmaceutical industry and the other industries in which IMS's customers operate; conditions in the securities markets which may effect the value or liquidity of portfolio investments and management's estimates of lives of assets, recoverability of assets, fair market value, estimates and liabilities and accrued income tax benefits and liabilities; and; failure of third parties to convert their information technology systems to the Euro currency in a timely manner and actions of government agencies and other third parties with respect to Euro currency issues. Consequently, all the forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including, but not limited to, the information contained under this heading and the Condensed Consolidated Financial Statements and notes thereto for the three month period ended March 31, 2002 and by the material set forth under the headings "Business" and "Factors that May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. IMS is under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

IMS HEALTH INCORPORATED


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information in response to this Item is set forth in "Note 7. Financial Instruments" of the Notes to Condensed Consolidated Financial Statements on pages 14 through 16.

IMS HEALTH INCORPORATED

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Information in response to this Item is set forth in "Note 6. Contingencies" of the Notes to Condensed Consolidated Financial Statements on pages 9 through 14 hereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          None.


     (b)  Reports on 8-K:

          None.

IMS HEALTH INCORPORATED


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            IMS Health Incorporated




                                    By:     /s/ Nancy E. Cooper
                                            ------------------------------------
Date: May 9, 2002                           Nancy E. Cooper
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)



                                            /s/ Leslye G. Katz
                                            ------------------------------------
Date: May 9, 2002                           Leslye G. Katz
                                            Vice President, Controller
                                            (principal accounting officer)