Form 10-Q
period 2002-06-30
IMS HEALTH INC
filed 2002-08-12
CIK 1058083

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                        Commission file number 001-14049

                             IMS HEALTH INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    06-1506026
----------------------------------------    ------------------------------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)

    1499 Post Road, Fairfield, CT                           06824
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (203) 319-4700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Title                               Shares Outstanding
              of Class                               At July 31, 2002
          -----------------                        --------------------
Common Stock, par value $.01 per share                  283,746,652

                             IMS HEALTH INCORPORATED

                               INDEX TO FORM 10-Q

                                                                                      PAGE(S)
                                                                                      -------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed  Consolidated  Statements  of  Financial  Position  June 30,  2002 and
  December 31, 2001                                                                      3

Condensed Consolidated Statements of Income Three Months Ended June 30, 2002 and
  2001                                                                                   4

Condensed  Consolidated  Statements of Income Six Months Ended June 30, 2002 and
  2001                                                                                   5

Condensed  Consolidated  Statements of Cash Flows Six Months Ended June 30, 2002
  and 2001                                                                               6

Notes to Condensed Consolidated Financial Statements                                   7-22

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS                                                                       23-30

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      31

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                               32

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             32

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                32

SIGNATURES                                                                              33

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       JUNE 30,
                                                                                         2002      DECEMBER 31,
                                                                                     (UNAUDITED)       2001
                                                                                    ---------------------------
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                                                           $    330,578   $    268,386
Accounts receivable, net of allowance for doubtful accounts of $10,585 and
  $9,260 in 2002 and 2001, respectively                                                  269,253        228,626
Other receivable (Note 7)                                                                 34,739         33,361
Other current assets                                                                     131,968        126,472
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                     766,538        656,845
---------------------------------------------------------------------------------------------------------------
Securities and other investments                                                          24,632         51,992
TriZetto equity investment (Note 6)                                                      119,324        119,896
Property, plant and equipment, net of accumulated depreciation of
  $166,310 and $170,388 in 2002 and 2001, respectively                                   151,643        149,084
Computer software                                                                        136,357        116,540
Goodwill                                                                                 157,053        148,597
Other assets                                                                             146,462        124,600
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $  1,502,009   $  1,367,554
---------------------------------------------------------------------------------------------------------------
LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable                                                                    $     40,882   $     33,327
Accrued and other current liabilities                                                    198,594        196,215
Short-term debt                                                                          333,139        196,463
Accrued income taxes                                                                     119,104        108,941
Short-term deferred tax liability                                                         12,034         10,684
Deferred revenues                                                                         86,836         89,861
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                790,589        635,491
---------------------------------------------------------------------------------------------------------------
Post-retirement and post-employment benefits                                              43,547         44,305
Long-term debt (Note 8)                                                                  175,000        150,000
Other liabilities                                                                        177,148        174,373
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                   $  1,186,284   $  1,004,169
---------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 7)
MINORITY INTERESTS                                                                  $    155,620   $    145,019
SHAREHOLDERS' EQUITY:
Common   Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares
  at June 30, 2002 and December 31, 2001, respectively                              $      3,350   $      3,350
Capital in excess of par                                                                 499,782        504,776
Retained earnings                                                                      1,031,490        921,925
Treasury stock, at cost, 49,553 and 40,957 shares at
  June 30, 2002 and December 31, 2001, respectively                                   (1,251,477)    (1,078,914)
Cumulative translation adjustment                                                       (120,055)      (138,123)
Minimum pension liability adjustment                                                      (3,746)        (3,746)
Unrealized loss on changes in fair value of cash flow hedges                              (1,215)             -
Unrealized gains on investments, net of tax expense                                        1,976          9,098
---------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                          $    160,105   $    218,366
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY                      $  1,502,009   $  1,367,554
---------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                    ---------------------------
                                                                                         2002           2001
                                                                                    ---------------------------
OPERATING REVENUE                                                                   $     353,046   $   334,349

Operating costs                                                                           143,554       122,548
Selling and administrative expenses                                                        90,752        88,709
Depreciation and amortization                                                              13,761        15,885
---------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                          104,979       107,207
---------------------------------------------------------------------------------------------------------------
Interest income                                                                             1,784         1,670
Interest expense                                                                           (3,625)       (5,433)
Gains from investments, net                                                                 2,470           975
Gain (loss) on issuance of investees' stock, net                                            3,082        (3,062)
Other expense, net                                                                        (19,318)       (1,330)
---------------------------------------------------------------------------------------------------------------
NON-OPERATING INCOME (LOSS), NET                                                          (15,607)       (7,180)
---------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                                   89,372       100,027
Provision for income taxes                                                                (27,266)      (34,240)
TriZetto equity loss, net of income tax benefit of $61 for 2002 and $802 for 2001             (93)       (1,243)
---------------------------------------------------------------------------------------------------------------
NET INCOME                                                                          $      62,013   $    64,544
---------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK                                            $        0.22   $      0.22
---------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK                                          $        0.21   $      0.21
---------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding - basic                                     287,660       295,914
Dilutive effect of shares issuable as of period-end under stock option plans                1,576         5,047
Adjustment of shares outstanding applicable to exercised and cancelled stock
  options during the period                                                                    34         1,303
---------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED                                   289,270       302,264
---------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                        -----------------------------
                                                                                             2002            2001
                                                                                        -----------------------------
OPERATING REVENUE                                                                       $     684,410    $    663,911


Operating costs                                                                               278,160         247,162
Selling and administrative expenses                                                           182,556         178,575
Depreciation and amortization                                                                  27,432          34,509
---------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                              196,262         203,665
---------------------------------------------------------------------------------------------------------------------
Interest income                                                                                 3,602           2,834
Interest expense                                                                               (6,308)        (11,668)
Gains from investments, net                                                                     1,250           2,375
Gain (loss) on issuance of investees' stock, net                                                3,568          (2,329)
Other expense, net                                                                            (23,152)         (7,809)
---------------------------------------------------------------------------------------------------------------------
NON-OPERATING INCOME (LOSS), NET                                                              (21,040)        (16,597)
---------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                                      175,222         187,068
Provision for income taxes                                                                    (53,735)        (52,917)
TriZetto equity loss, net of income tax benefit of $191 for 2002 and $2,450 for 2001             (295)         (3,800)
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                              $     121,192    $    130,351
---------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK                                                $        0.42    $       0.44
---------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK                                              $        0.42    $       0.43
---------------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding basic                                           289,720         294,534
Dilutive effect of shares issuable as of period-end under stock option plans                    1,440           4,644
Adjustment of shares outstanding applicable to exercised and cancelled stock options
  during the period                                                                                66           2,050
---------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED                                       291,226         301,228
---------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                   --------------------------
                                                                                       2002          2001
                                                                                   --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $    121,192   $   130,351
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                          27,432        34,509
  Bad debt expense                                                                        3,729         1,332
  Deferred income taxes                                                                   4,510         2,335
  Gain from investments, net                                                             (1,250)       (2,375)
  Loss (gain) on issuance of investees' stock, net                                       (3,568)        2,329
  TriZetto equity loss, net                                                                 295         3,800
  Minority interests in net income of consolidated companies                             12,010        10,050
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
  Net increase in accounts receivable                                                   (36,218)      (32,297)
  Net increase in inventory                                                              (2,526)       (1,503)
  Net increase in prepaid expenses                                                       (9,431)       (6,676)
  Net decrease in accounts payable                                                       (1,422)       (2,563)
  Net increase (decrease) in accrued and other current liabilities                       18,194       (42,422)
  Net decrease in accrued severance, impairment and other charges                       (19,429)      (19,901)
  Net decrease in deferred revenues                                                      (6,069)       (5,403)
  Net increase in accrued income taxes                                                   17,080         1,586
  Net (increase) decrease in pension assets                                              (4,499)        2,521
  Net increase in long-term prepaid assets                                              (10,262)       (3,075)
  Net tax benefit on stock option exercises                                                 696        24,764
  Nielsen Media Research payment received in respect of legacy D&B tax
    contingency (Note 7)                                                                      -        10,530
  Other working capital items, net                                                          912         1,037
-------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               111,376       108,929
-------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                                                  (13,488)      (12,407)
  Additions to computer software                                                        (32,100)      (18,134)
  Payments for acquisitions of businesses                                                (7,244)      (10,336)
  Proceeds from sale of investments, net                                                 22,020         1,346
  Proceeds from sale of IDRAC Holdings Inc.                                                   -         2,940
  Funding of venture capital investments                                                 (3,000)            -
  Other investing activities, net                                                        (1,102)        4,247
-------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (34,914)      (32,344)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Payments for purchase of treasury stock                                              (192,221)     (170,961)
  Proceeds from exercise of stock options                                                11,658       211,547
  Dividends paid                                                                        (11,626)      (11,785)
  Proceeds from employee stock purchase plan                                              1,406         1,436
  Increase in cash overdrafts                                                             8,590             -
  Net increase (decrease) in short-term borrowings                                      161,676       (53,102)
  Other financing activities, net                                                         4,087        10,599
-------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                   (16,430)      (12,266)
-------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes                                                           2,160        (3,436)
-------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                    62,192        60,883
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          268,386       118,593
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    330,578   $   179,476
-------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes of IMS Health Incorporated (the "Company" or "IMS") included in its 2001 Annual Report on Form 10-K and in its previous filings on Form 10-Q. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

NOTE 2. BASIS OF PRESENTATION

     IMS is a leading global provider of information solutions to the pharmaceutical and healthcare industries. IMS operates in more than 100 countries and consists of the following segments:

  - The IMS Segment provides market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Its key products include sales management information to optimize sales force productivity, marketing effectiveness research for prescription and over-the-counter pharmaceutical products, consulting and other services. IMS also owns a venture capital entity, Enterprise Associates, LLC ("Enterprises") which is focused on investments in emerging businesses, and a 26.6% equity interest in The TriZetto Group, Inc. ("TriZetto").

  - The Cognizant Technology Solutions Corporation Segment ("CTS") provides custom software development, integration and maintenance services that link e-business with core information systems for companies worldwide. These services are delivered through the use of a seamless on-site and offshore consulting project team. CTS's primary service offerings include application development and integration and application management. CTS is a publicly traded corporation on the Nasdaq national market system. IMS owned 57.3% of the common shares outstanding of CTS (93.1% of the outstanding voting power) as of June 30, 2002 and 58.3% as of December 31, 2001 (93.3% of the outstanding voting power). IMS accounts for CTS as a consolidated subsidiary.

     On July 26, 1999, the Company completed a spin-off of the majority of its equity investment in Gartner, Inc. ("Gartner", formerly known as "Gartner Group, Inc.") to the Company's shareholders (the "Gartner Spin-Off"). The Company sold its remaining interest in Gartner during the third quarter of 2001.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3. SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or sixty days, if no legal requirement exists). For employees retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. IMS is currently evaluating the financial impact of adoption of SFAS No. 146.

NOTE 4. ACQUISITIONS AND DISPOSITIONS

     In February 2002, the Company acquired Infoplex Durdaut & Jassmann GmbH, based in Germany. The purchase price for this acquisition, including direct and incremental transaction costs, amounted to $7,013, paid in cash. After an allocation of the purchase price to the net assets acquired, the Company recorded goodwill of $3,758. Had this acquisition occurred as of January 1, 2002 or 2001, the impact on the Company's results of operations would not have been material.

     During the first six months of 2001, the Company exercised its option to purchase the remaining interest in Medicare Audits Limited ("Medicare"), a U.K. based hospital research firm, for a net cash payment of $7,889. After the final allocation of the purchase price to the net assets acquired, goodwill of $7,921 was recorded.

     In addition, during the first six months of 2001, the Company recorded $2,375 of pre-tax net gains from dispositions. This includes a gain of $1,990 resulting from the sale of IDRAC Holdings Inc. ("IDRAC"), a non-strategic property that provides information on pharmaceutical product registrations, to a wholly-owned subsidiary of Information Holdings, Inc. ("IHI"). The operating results of IDRAC were not significant to the results of operations of the Company.

     In a separate transaction, the Company also granted a non-exclusive perpetual license to IHI to use certain data for aggregate cash consideration of approximately $17,000, all of which was recognized on delivery as revenue in the first half of 2001.

     On June 30, 2002, Cognizant Technology Solutions Ireland Limited ("CTS Ireland") a newly formed, wholly-owned subsidiary of CTS, purchased certain assets and assumed certain liabilities from UnitedHealthcare Ireland Limited ("UHC Ireland"), a subsidiary of UnitedHealth Group, for $2,900. UHC Ireland previously provided, and will continue to provide through CTS Ireland, software development and maintenance services, using the existing staff of seventy highly skilled software professionals. The acquisition of the operations of UHC Ireland will provide a wide range of services to CTS's clients in Europe and worldwide and represents the implementation of

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

CTS's previously announced international expansion strategy.

     CTS has commenced a preliminary assessment of the allocation of the purchase price to the tangible and amortizable assets and liabilities acquired. Based upon that preliminary assessment, CTS expects that the amortization of such intangible assets will not have a material effect on its results of operations. In the interim, the purchase price, net of amounts assigned to fixed assets of approximately $260 has been included in long-term "Other Assets" in the accompanying Condensed Consolidated Statements of Financial Position.

     Since the acquisition closed on June 30, 2002, the results of operations of CTS Ireland will be included in the Condensed Consolidated Financial Statements of the Company effective July 1, 2002. Had this acquisition occurred as of January 1, 2002 or January 1, 2001, the impact on the Company's results of operations would not have been material.

     During the three months ended June 30, 2002 the Company finalized its purchase price allocation related to its acquisition of Cambridge Pharma Consultancy, Ltd. No material adjustments were required.

     During the six months ended June 30, 2002 the Company sold investments with a cost basis of $14,505. These sales resulted in gross proceeds of $22,020 and a pretax gain of $7,515. In addition, the Company recorded $4,907 of write-downs associated with other-than-temporary declines in the fair value of its venture capital investments, which occurred primarily during the three-month period ended June 30, 2002. Furthermore, the Company's unrealized gains on available-for-sale securities declined by $7,122 since January 1, 2002.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives be amortized. There was no impairment of goodwill upon adoption of SFAS No. 142 and as such, the Company did not recognize a transition adjustment during the first half of 2002.

     Net income and earnings per share for the three and six months ended June 30, 2001, adjusted to exclude goodwill amortization expense (net of taxes) are as follows:

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                                          JUNE 30, 2001       JUNE 30, 2001
---------------------------------------------------------------------------------------------
NET INCOME:
 Reported net income                                    $           64,544   $        130,351
 Goodwill amortization                                               2,311              4,522
 Equity method goodwill amortization (TriZetto)                      1,825              3,655
---------------------------------------------------------------------------------------------
  Adjusted Net Income                                   $           68,680   $        138,528
=============================================================================================

BASIC EARNINGS PER SHARE OF COMMON STOCK:
 Reported basic earnings per share of common stock      $            0.218   $          0.443
 Goodwill amortization                                               0.008              0.015
 Equity method goodwill amortization (TriZetto)                      0.006              0.012
---------------------------------------------------------------------------------------------
  Adjusted Basic Earnings Per Share of Common Stock     $            0.232   $          0.470
=============================================================================================

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
 Reported diluted earnings per share of common stock    $            0.214   $          0.433
 Goodwill amortization                                               0.008              0.015
 Equity method goodwill amortization (TriZetto)                      0.006              0.012
---------------------------------------------------------------------------------------------
  Adjusted Diluted Earnings Per Share of Common Stock   $            0.228   $          0.460
=============================================================================================

     During the six months ended June 30, 2002, the Company recorded additional goodwill of $3,989. As of June 30, 2002, goodwill amounted to $156,175 at the IMS Segment and $878 at the CTS Segment.

     All of the Company's acquired intangibles are subject to amortization. The Company did not acquire any intangible assets during the six months ended June 30, 2002. Intangible asset amortization expense was $531 and $1,061 during the three and six months ended June 30, 2002. At June 30, 2002, intangible assets (included in Other assets) were composed of Customer Relationships and Trade Names. The gross carrying amounts and related accumulated amortization of Customer Relationships and Trade Names were $15,850 and $793 and $2,680 and $268, respectively, at June 30, 2002.

     Amortization expense associated with intangible assets at June 30, 2002 is estimated to be $1,060 for the last two quarters of 2002 and $2,121 for each year beginning in 2003 through 2006.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6. INVESTMENTS IN EQUITY INVESTEES AND SUBSIDIARIES

TRIZETTO

     Summary financial information for TriZetto for the three and six months ended June 30, 2002 and 2001 is presented below. The amounts shown represent TriZetto's unaudited consolidated operating results, based on publicly available information.

                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                           ---------------------------    -------------------------
                               2002            2001         2002            2001
                           --------------------------------------------------------
   Net Sales               $   66,781       $   53,319    $  126,475    $    99,358
   Gross Profit            $   21,920       $   17,112    $   41,215    $    29,224
   Loss from Operations    $   (5,071)      $  (18,167)   $  (11,032)   $   (41,193)
   Net Loss                $   (3,670)      $  (14,981)   $   (8,284)   $   (32,915)

     The market value of the Company's investment in TriZetto was $103,821 as of June 30, 2002. The investment in TriZetto is accounted for under the equity method of accounting. Following a decline in the market value of TriZetto stock below cost in the latter part of the second quarter of 2002, the Company performed, and continues to perform, a periodic assessment in accordance with its policy to determine whether an other-than-temporary decline in fair value had occurred. The Company evaluated the recoverability of the investment by reviewing recent information related to the industry and the operating results and financial position of TriZetto and by considering the Company's ability and intent to hold the investment on a short or long-term basis if need be. The Company concluded that evidence existed to support the recoverability of its carrying value, that there were no events or changes in circumstances specifically relating to TriZetto, that the underlying business fundamentals are strong and that the decline in the market value is consistent with the historical volatility of the stock and is attributable to the general market conditions since the middle of the second quarter of 2002. Accordingly, the Company concluded that the decline in market value of the TriZetto stock as of June 30, 2002 was temporary in nature and has not adjusted the cost basis of its investment.

CTS

     The Company recorded net gains of approximately $3,082 and $3,568 for the three and six months ending June 30, 2002, relating primarily to the exercise of stock options by CTS employees. This gain has been recognized in accordance with Staff Accounting Bulletin ("SAB") No. 51, "Accounting for Sales of Stock by a Subsidiary."

NOTE 7. CONTINGENCIES

     The Company and its subsidiaries are involved in miscellaneous legal proceedings, claims litigation and tax matters arising in the ordinary course of business. Although the outcome of such matters cannot be predicted with certainty, in the opinion of management, the ultimate liability of the Company in connection with such matters will not have a material effect on the Company's results of operations, cash flows or financial position.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     In addition, the Company is subject to certain other contingencies discussed below:

INFORMATION RESOURCES LITIGATION

     On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the corporation then known as "The Dun and Bradstreet Corporation" and now known as "R. H. Donnelley Corporation" ("Donnelley"), A.C. Nielsen Company and I.M.S. International, Inc. (a predecessor of IMS) (the "IRI Action"). At the time of the filing of the complaint, each of the other defendants was a subsidiary of Donnelley.

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

     In 1998, IMS was spun-off from Cognizant (the "1998 Spin-Off"), which then changed its name to Nielsen Media Research, Inc. ("NMR"). IMS and NMR are jointly and severally liable to

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     Management of the Company is unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect the Company's future results of operations, cash flows or financial position.


MATTERS BEFORE THE EUROPEAN COMMISSION

     The Company is the subject of complaints filed with the European Commission ("EC" or the "Commission") pursuant to Article 3 of Council Regulation No. 17 of 1972. The EC complaints allege that the Company has and continues to be engaged in certain commercial practices that violate Articles 81 and 82 of the EC Treaty, which relate to agreements or abuses of a dominant position that adversely affect competition.

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

     One of the EC complaints is an application lodged with the Commission by National Data

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     In response to the Application, on March 8, 2001, the Commission decided to initiate formal proceedings against the Company through the adoption of another statement of objections alleging that the Company's refusal to enter into negotiations with NDC following NDC's request for a license to use the aforementioned geographic mapping structure could constitute an abuse of a dominant position in contravention of Article 82 of the EC Treaty. In addition, the Commission proposed the granting of interim measures requiring the Company to license this structure to third parties, including NDC, until the Commission adopts a final decision on the merits of the case.

     On July 3, 2001, the Commission announced its interim decision in these proceedings (the "Interim Decision") ordering interim measures pending a final decision on the Application. The Interim Decision required the Company to grant a license of the geographic mapping structure on commercially reasonable terms without delay to NDC and to any other competitor currently present on the German regional sales data market, should it request a license. The terms and royalties to be paid for the license were to be agreed upon between the Company and the requesting party, and if an agreement could not be reached in a two week period, then the terms and royalties for the license would be determined by one or more independent experts agreed to by the parties, or if the parties could not agree, then the Commission would appoint one or more experts. The Interim Decision states that the expert(s) shall communicate its determination to the Commission for approval within two weeks of being chosen. Finally, the Interim Decision provides for a penalty of 1,000 Euros per day should the Company fail to comply with the Interim Decision.

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

     On August 6, 2001, the Company filed an appeal with the CFI seeking the annulment of the Interim Decision in its entirety (the "Annulment Appeal") and requesting that operation of the Interim Decision be suspended until the CFI renders judgement on the Annulment Appeal. On October 26, 2001, the President of the CFI ruled in the Company's favor and suspended the operation of the Interim Decision until the Annulment Appeal is heard and decided. On December 12, 2001, NDC filed an appeal to the European Court of Justice ("ECJ") seeking annulment of the October 26 decision against it. On April 11, 2002, the ECJ denied NDC's appeal. The Company intends to continue to vigorously assert that its refusal to grant licenses for the use of its copyright protected geographic mapping structure to its direct competitors in Germany, which compete in the same market for which the copyright exists, is not in contravention of Article 82 of the EC Treaty.

     Management of the Company is unable to predict at this time the final outcome of the matters described above or whether the resolution of these matters could materially affect the Company's future results of operations, cash flows or financial position.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

OTHER CONTINGENCIES

     Under the terms of the purchase agreements related to acquisitions made in 2001, the Company may be required to pay up to $36,720 in relation to performance results for the period from 2002 to 2004 as contingent consideration. Of the contingent consideration, up to $13,760 will be recorded as additional goodwill, while up to $22,960 will be recorded as compensation as earned in accordance with the provisions of Emerging Issues Task Force ("EITF") Statement No. 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination." The maximum contingent consideration payable with respect to any given year in the earn out period is $12,420. As of June 30, 2002, no accrual has been recorded as the contingency has not been resolved. The annual contingent payments will be resolved at the end of each respective calendar year from 2002 through 2004.

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

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Accordingly, the Company has a receivable of $34,739, which includes the outstanding principal and accumulated accrued interest income of $4,133. During the three and six months ended June 30, 2002, $689 and $1,378, respectively, of interest income was accrued in accordance with the terms of the applicable agreements. The Company did not record any interest income on the NMR receivable during the three and six months ended June 30, 2001. These amounts are reflected in other receivable in the Condensed Consolidated Statements of Financial Position. The Company has commenced arbitration regarding this matter by filing a Demand for Arbitration with the American Arbitration Association International Center for Dispute Resolution. The Company believes it will prevail in this matter, and it intends to vigorously pursue it.

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

     As part of the Synavant Spin-Off, IMS and Synavant entered into a Distribution Agreement (the "Synavant Distribution Agreement"). In connection with the distribution, Synavant will be jointly and severally liable to the other parties to the 1996 and 1998 Distribution Agreements for the liabilities relating to certain tax matters as well as those relating to the IRI Action. Under the Synavant Distribution Agreement, as between IMS and Synavant, each will bear 50% of IMS's share of these liabilities (net of the liability borne by NMR), up to a maximum liability of $9,000 for Synavant. If, contrary to expectations, the Synavant Spin-Off were not to qualify as tax free under
Section 355 of the Internal Revenue Code, then, in general, a corporate tax would be payable by the consolidated group, of which IMS is a common parent and Synavant is a member, based on the difference between (x) the fair market value of the Synavant Common Stock on the date of the Synavant Spin-Off and (y) the adjusted basis of such Synavant Common Stock. In addition, under the consolidated return rules, each member of the consolidated group would be severally liable for such tax liability. IMS estimates that the aggregate tax liability in this regard is not expected to exceed $100,000. Pursuant to the Tax Allocation Agreement, IMS would be liable for the resulting corporate tax, except as provided in the Synavant Distribution Agreement. In the opinion of management and based on the opinion of tax counsel, it is not probable that the Company will incur any liability.

     The Company has been informed that the IRS had issued Notices of Proposed Adjustments ("Notices") with respect to a transaction entered into by Donnelley in 1993. In these Notices, the IRS proposed to disallow certain royalty expense deductions claimed by Donnelly on its 1995 and 1996 tax returns and by Cognizant on its 1997 tax return. The IRS previously concluded an audit of the 1993 and 1994 Donnelley federal income tax returns and did not disallow any similar claimed deductions. D&B II and the Company disagree with the position taken by the IRS in its Notices and a responsive brief has been filed to this effect with the IRS. If the IRS were to issue a formal assessment consistent with such Notices and such assessment were ultimately upheld in full by the courts, the Company's share of the total liability, as determined in accordance with the 1996 and 1998 Distribution

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Agreements, would be approximately $50,000 net of income tax benefit.

     Although the Company has recorded provisions where these Other Contingencies are considered to be probable and reasonably estimable, it is unable to predict with certainty at this time the final outcome of these matters or whether the resolution of these matters could materially affect the Company's results of operations, cash flow or financial position. If these matters are resolved adversely to the Company, there could be a material affect on the Company's results of operations and cash flows in the period in which such matters are adversely resolved.

NOTE 8. FINANCIAL INSTRUMENTS

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

     It is the Company's policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for investment or speculative purposes. At June 30, 2002, all foreign currency forward contracts had a term of less than one year. The principal currencies hedged are the Japanese yen, the Euro, the Swiss franc, the Canadian dollar and the British pound sterling.

     The impact of foreign exchange risk management activities on pre-tax income during the three and six months ended June 30, 2002 and 2001 resulted in a net pre-tax gain (loss) of $(14,209) and $103, and $(11,941) and $1,500, respectively. At June 30, 2002, the Company had approximately $252,000 in foreign exchange forward contracts outstanding with expiration dates through September 2002 hedging non-functional currency assets and liabilities. Gains and losses on these contracts are included in the Condensed Consolidated Statements of Income in Other expense, net.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     At June 30, 2002, the Company's financial instruments included cash, cash equivalents, receivables, accounts payable, short-term debt, including short-term borrowings reclassified as long-term debt, and foreign currency forward contracts. Due to their short-term nature, the fair

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

value of these instruments approximated their carrying value at June 30, 2002. At June 30, 2002, the fair value of the Company's foreign currency forward contracts was approximately $252,000 and all contracts mature in 2002. The fair values of the forward contracts were estimated based on quoted market prices.

CREDIT CONCENTRATIONS

     The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counter parties to its financial instruments and does not anticipate non-performance by the counter parties. The Company would not realize a material loss as of June 30, 2002 in the event of non-performance by any one counter party. The Company enters into transactions only with high credit quality financial institution counter parties. In addition, the Company limits the amount of credit exposure with any one institution.

     The Company maintains accounts receivable balances of $269,253 and $228,626, net of allowances for doubtful accounts, at June 30, 2002 and December 31, 2001, respectively, principally from customers in the pharmaceutical industry. The Company's trade receivables do not represent significant concentrations of credit risk at June 30, 2002, due to the high quality of its customers and their dispersion across many geographic areas.

LINES OF CREDIT AND LIQUIDITY

     The Company has borrowing arrangements with several international banks to provide short and long-term lines of credit up to $580,000. Total borrowings were $508,100 and $346,463 at June 30, 2002 and December 31, 2001, respectively. In general, the terms of the lines of credit give the Company the option to borrow at an interest rate equal to LIBOR plus 37.5 basis points for short-term lines and LIBOR plus 65 basis points for long-term lines. The weighted average interest rates for the short-term lines were 2.38% and 2.34% at June 30, 2002 and December 31, 2001, respectively. The weighted average interest rates for the long-term lines were 3.70% and 2.48% at June 30, 2002 and December 31, 2001 respectively. The commitment fee associated with the unused short-term lines of credit is 22.5 basis points per year, increasing to 28.75 basis points per year if the facilities are less than 50% utilized. Under the long-term lines the commitment fee is 52.5 basis points per year. The borrowing arrangements require the Company to comply with certain financial covenants and at June 30, 2002 and December 31, 2001, the Company was in compliance with all such covenants.

     During the fourth quarter of 2001, the Company renegotiated certain borrowing arrangements and entered into three-year lines of credit for up to $175,000. Borrowings under these three-year facilities are short-term in nature; however, the Company has the ability and the intent to refinance the short-term borrowings through December 2004 as they come due under existing long-term lines. As such, at June 30, 2002, the Company reclassified $175,000 of its then outstanding debt as long-term debt pursuant to the provisions of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced." Borrowings classified as short-term were $333,139 and $196,463 at June 30, 2002 and December 31, 2001, respectively. Borrowings have maturity dates of up to ninety days from their inception.

     In March and April 2002, the Company entered into interest rate swaps on a portion of its

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

variable rate debt portfolio. These arrangements convert the variable interest rates to a fixed interest rate on a notional amount of $75,000 and mature at various times from March 2005 through April 2006. At June 30, 2002, the fixed rates range from 4.05% to 5.08%. The interest rate swaps are accounted for as cash flow hedges and any changes in fair value are recorded in other comprehensive income. The mark-to-market adjustment for the quarter ended June 30, 2002 was an unrealized net loss of $1,215.

     At June 30, 2002, the Company's Total Current Liabilities exceed its Total Current Assets by $24,051 primarily as a result of management's decision to maintain a greater proportion of short-term borrowings versus longer-term debt instruments. This strategy allows the Company to achieve lower borrowing costs while providing flexibility to repay debt with cash flow from operations and proceeds from the exercise of stock options and the liquidation of equity holdings. Based on estimated future cash flows from operations, the continued monetization of its investments, the ability to monetize other assets including its investment in CTS as well as the Company's ability to utilize existing lines of credit, the Company believes it will have sufficient cash and other resources to fund its short-term and long-term business plans, including its current and long-term obligations, its contingent payments, its stock repurchase program and its operations.

NOTE 9. INCOME TAXES

     The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

     In the first half of 2002, the Company's tax rate was impacted by CTS's decision that effective January 1, 2002, pursuant to Accounting Principles Bulletin No. 23, CTS will no longer accrue taxes on the repatriation of Indian earnings recognized in 2002 and subsequent periods as these earnings are considered to be permanently reinvested outside of the United States. During the first quarter of 2002, CTS made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, CTS intends to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. During the second quarter of 2002, there was a change in the manner in which repatriated earnings are taxed in India. These changes resulted in an effective tax rate for CTS of 23.4% during the first six months of 2002, compared to an effective tax rate for CTS of 37.4% in the first six months of 2001. Additionally, the Company's effective tax rate reflects true-ups of current and deferred income tax liabilities.

     In the first half of 2001, the Company's tax rate was reduced by approximately $10,200, primarily relating to the recognition of approximately $11,700 of additional tax benefits arising from a 1998 non-U.S. reorganization which gave rise to tax deductible amortization of non-U.S. intangible assets. This change in estimate resulted from the reassessment of the tax benefits from this reorganization following certain new non-U.S. tax legislation enacted at the end of the first quarter of 2001.

     While the Company intends to continue to seek global tax planning initiatives, there can be no assurance that the Company will be able to successfully implement such initiatives to reduce or

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

maintain its overall tax rate.

NOTE 10. IMS HEALTH CAPITAL STOCK

     On July 19, 2000, the Board of Directors authorized a stock repurchase program to buy up to 40 million shares, marking the fourth consecutive repurchase program the Company has implemented. Shares acquired through the repurchase program are open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18.

     During the second quarter of 2002, the Company repurchased approximately 4,400 shares of outstanding common stock under this program at a total cost of $92,514. For the first six months of 2002 the Company repurchased approximately 9,400 shares of outstanding common stock under this program at a total cost of $192,221. As of June 30, 2002, approximately 30,100 shares had been repurchased since the inception of the program, at a total cost of $709,377. As a result of these repurchases, the weighted average shares outstanding diluted for the three months ended June 30, 2002 declined to 289,270 from 302,264 for the same period in 2001.

     The Company re-issued approximately 300 treasury shares under option exercises for proceeds of $4,476 during the three months ended June 30, 2002. For the first half of 2002, the Company re-issued 700 shares for proceeds of $11,658. In addition, the Company paid dividends of $0.02 per share for a total of $5,786 during the three months ended June 30, 2002. For the first half of 2002, the Company paid dividends of $0.04 per share for a total of $11,626.

NOTE 11. COMPREHENSIVE INCOME

THE FOLLOWING TABLE SETS FORTH THE COMPONENTS OF COMPREHENSIVE INCOME, NET OF INCOME TAX EXPENSE:

                                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                   -------------------------------------------------------
                                                      2002            2001          2002          2001
   -------------------------------------------------------------------------------------------------------
   NET INCOME                                      $   62,013    $      64,544   $  121,192   $    130,351
   Other comprehensive income, net of taxes:
     Unrealized gains (losses) on:
        Marketable equity securities                      532            6,031       (3,442)        (1,535)
        Gartner, Inc. shares held for sale                  -           28,102            -         27,049
        Reclassification adjustment                    (8,007)          (1,084)      (7,515)         1,417
        Tax benefit (expense) on above                  2,616          (11,567)       3,835         (9,426)
   -------------------------------------------------------------------------------------------------------
     Change in unrealized gains on investments         (4,859)          21,482       (7,122)        17,505
   -------------------------------------------------------------------------------------------------------
     Foreign currency translation gains (losses)       26,327           (7,849)      18,068        (27,975)
   -------------------------------------------------------------------------------------------------------
     Changes in fair value of cash flow hedges         (1,215)               -       (1,215)             -
   -------------------------------------------------------------------------------------------------------
   Total other comprehensive income (loss)             20,253           13,633        9,731        (10,470)
   -------------------------------------------------------------------------------------------------------
   COMPREHENSIVE INCOME                            $   82,266    $      78,177   $  130,923   $    119,881
   =======================================================================================================

     Included in the reclassification adjustment of $8,007 and $7,515 for the three and six months ended June 30, 2002 were gains on sales of securities of $9,025 and $9,891, respectively, and losses on sales of securities of $1,018 and $2,376, respectively.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12. SEVERANCE, IMPAIRMENT AND OTHER CHARGES

     During the first half of 2002, the Company paid approximately $16,160 under its Competitive Fitness Program, which was announced in the fourth quarter of 2001. As planned, the Company terminated approximately two hundred sixty-one employees during the first six months of 2002. This included fifty-one employee terminations and cash payments of approximately $2,511 against the $6,277 accrual recorded in the fourth quarter of 2001 as part of this program in accordance with EITF 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." The actions are proceeding in accordance with the original plan and will be substantially complete by the end of 2002.

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

     At June 30, 2002 and 2001, the Company consisted of the following segments:

1. The IMS Segment provides market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Its key products include sales management information to optimize sales force productivity, marketing effectiveness research for prescription and over-the-counter pharmaceutical products, consulting and other services. The IMS Segment is managed on a global business model with global leaders for the majority of its critical business processes. In addition, the IMS Segment includes the Company's venture capital unit, Enterprises, which is focused on investments in emerging businesses, and IMS's 26.6% equity interest in TriZetto.

2. The CTS Segment provides custom software development, integration and maintenance services that link e-business with core information systems for companies worldwide. These services are delivered through the use of a seamless on-site and offshore consulting project team. CTS's primary service offerings include application development and integration and application management.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------------------------------------------
                                                                                                           TOTAL
THREE MONTHS ENDED JUNE 30, 2002:                        IMS              CTS         ELIMINATION      CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------
Operating Revenue (1)                                $   303,900       $  54,358      $    (5,212)     $    353,046
Operating income                                     $    94,277       $  10,702                -      $    104,979
Total assets at June 30, 2002 (2)                    $ 1,321,217       $ 180,792                -      $  1,502,009
-------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2001:
-------------------------------------------------------------------------------------------------------------------
Operating Revenue (1)                                $   293,935       $  45,411      $    (4,997)     $    334,349
Operating income                                     $    98,333       $   8,874                -      $    107,207
Total assets at June 30, 2001 (2)                    $ 1,156,815       $ 123,283                -      $  1,280,098
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                                           TOTAL
SIX MONTHS ENDED JUNE 30, 2002:                          IMS              CTS         ELIMINATION      CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------
Operating Revenue (1)                                $   593,614       $ 100,842      $   (10,046)     $    684,410
Operating income                                     $   176,414       $  19,848                -      $    196,262
-------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2001:
-------------------------------------------------------------------------------------------------------------------
Revenue (1)                                          $   583,511       $  88,815      $    (8,415)     $    663,911
Operating income                                     $   186,402       $  17,263                -      $    203,665
-------------------------------------------------------------------------------------------------------------------

NOTES TO OPERATIONS BY BUSINESS SEGMENTS:

1. Elimination relates to sales from the CTS segment to the IMS segment.

2. CTS segment assets include Cash and cash equivalents of $103,843 and $67,659 at June 30, 2002 and 2001, respectively.

3. The IMS segment operates principally in the United States, Japan, Germany, the United Kingdom, Canada, Australia and other countries within Europe, Latin America and the Asia-Pacific region.

4. The CTS Segment operates principally in the United States and India.

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

     IMS Health Incorporated ("IMS" or the "Company") is a leading global provider of information solutions to the pharmaceutical and healthcare industries. IMS operates in more than 100 countries and consists of the following business segments:

  - The IMS Segment provides market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Its key products include sales management information to optimize sales force productivity, marketing effectiveness research for prescription and over-the-counter pharmaceutical products, consulting and other services. The IMS Segment is managed on a global business model with global leaders for the majority of its critical business processes. In addition, the IMS Segment includes IMS's venture capital entity Enterprise Associates, LLC ("Enterprises"), which is focused on investments in emerging businesses, and IMS's 26.6% equity interest in the TriZetto Group, Inc. ("TriZetto").

  - The Cognizant Technology Solutions Corporation ("CTS") Segment provides custom software development, integration and maintenance services that link e-business with core information systems for companies worldwide. These services are delivered through the use of a seamless on-site and offshore consulting project team. CTS's primary service offerings include application development and integration and application management. CTS is a publicly traded corporation on the Nasdaq national market system. IMS owned 57.3% of the common shares outstanding (93.1% of the outstanding voting power) as of June 30, 2002 and 58.3% as of December 31, 2001. IMS accounts for CTS as a consolidated subsidiary.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

OPERATING RESULTS

     Operating revenue for the second quarter of 2002 grew 5.6% to $353,046 from $334,349 in the second quarter of the prior year. On a constant dollar basis (i.e., a basis that eliminates year-over-year currency rate fluctuations), revenue growth was 5.2% in the second quarter. The increase was primarily due to the introduction of new products at IMS, the expansion of the consulting business through acquisitions and growth at CTS (see Note 4 to the Condensed Consolidated Financial Statements).

     IMS's operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of IMS's services. IMS's operating costs grew 17.1% to $143,554 in the second quarter of 2002 from $122,548 in the second quarter of the prior year. The increase resulted primarily from higher data collection costs in the IMS Segment to support revenue growth and the investment in our global consulting business, and additional investment to support revenue growth at CTS.

     Selling and administrative expenses consist primarily of the costs attributable to sales, marketing, client service and administration, including personnel, promotion, communications,

IMS HEALTH INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

management, finance and occupancy. IMS's selling and administrative expenses grew during the second quarter of 2002 to $90,752 from $88,709 in the second quarter of the prior year. Selling and administrative expenses grew at only 2.3%, reflecting the results of cost reduction actions initiated in the fourth quarter of 2001 at the IMS Segment, and by cost controls at CTS.

     Depreciation and amortization charges decreased by 13.4% to $13,761 in the second quarter of 2002 from $15,885 in the second quarter of 2001. The decline was due primarily to the fact that the Company ceased amortization of goodwill effective January 1, 2002 in accordance with SFAS (Statement of Financial Accounting Standards) No. 142, "Goodwill and Other Intangible Assets" (see Note 5 to the Condensed Consolidated Financial Statements), and to the impact of the write down of certain deferred software costs to their net realizable value as part of the Severance, impairment and other charges recorded in the fourth quarter of 2001.

     Operating income for the second quarter of 2002 declined 2.1% to $104,979 from $107,207 in the second quarter of 2001. Excluding the impact of a generally weaker U.S. dollar, primarily against the Euro, operating income declined 1.8%.

     Net interest expense was $1,841 in the second quarter of 2002, compared with $3,763 in the second quarter of the prior year. The expense reduction resulted primarily from lower interest rates achieved on our borrowings and the accrual of interest income on the NMR receivable of $689.

     Gains from investments, net, amounted to $2,470 in the second quarter of 2002 as compared to $975 in the second quarter of the prior year. The net gain in the second quarter of 2002 is due mainly to $8,007 of net gains realized on the sale of investments primarily within IMS's Enterprises portfolio and a $4,236 write down related to other-than-temporary declines in value of the venture capital investments.

     A $3,082 net gain on the issuance of CTS and TriZetto stock, relating to the exercise of stock options by CTS and TriZetto employees, was recorded in the second quarter of 2002. This gain has been recognized in accordance with Staff Accounting Bulletin ("SAB") No. 51, "Accounting for Sales of Stock by a Subsidiary." A $3,062 loss in the second quarter of the prior year resulted primarily from the issuance by TriZetto of shares of common stock in a follow-on offering and the issuance of shares in connection with an acquisition completed in April 2001. The 2001 loss was partially offset by a gain on exercise of stock options by CTS employees.

     Other expense, net, increased in the second quarter of 2002 to $19,318 from $1,330 in the second quarter of the prior year, due to foreign exchange hedge losses in the current year, primarily resulting from the weakness of the U.S. dollar relative to the Japanese yen and the Euro, and increased minority interest expense in 2002 for CTS.

     In the second quarter of 2002, the effective tax rate was 30.5%, compared to 34.2% in the second quarter of 2001. This is more fully described in Note 9 to the Condensed Consolidated Financial Statements.

     A TriZetto equity loss, net, of $93 was recorded in the second quarter of 2002, compared with a net loss of $1,243 in the second quarter of 2001. The improvement resulted from the

IMS HEALTH INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

absence of goodwill amortization expense in 2002 in accordance with SFAS No.
142.

RESULTS BY BUSINESS SEGMENT

IMS SEGMENT

     IMS Segment revenue was $303,900 in the second quarter of 2002, an increase of 3.4% from $293,935 in the prior year. Excluding the impact of a generally weaker U.S. dollar in the second quarter of 2002, revenue grew 3.0%. Sales Management revenue of $184,470 in the second quarter of 2002 reflects an increase of 2.4% from the prior year, and a growth of 2.0% on a constant-dollar basis, driven by new product sales, primarily EarlyView and Prescriber Validation in the United States, Xponent, Pharmascope, Sales Analyzer and Strategy Evaluator in Europe, Xplorer.web in Canada and Weekly GP / Pharma in Japan. Market Research revenue improved 3.1% to $106,201 in the second quarter of 2002, and grew 2.5% constant dollar, reflecting growth from new clients and expansion of product capabilities. Other Services generated revenue of $13,228 in the second quarter of 2002, compared with $10,724 in the second quarter of 2001, primarily reflecting the impact of an acquisition in the Company's consulting business.

     IMS Segment operating income for the second quarter of 2002 was $94,277, down 4.1% from the comparable period from prior year and down 3.8% constant-dollar. The constant-dollar decline resulted from higher data collection costs and the investment in our global consulting business, partially offset by higher revenues, the benefits of cost-reduction actions initiated in the fourth quarter of 2001, and the absence of goodwill amortization expense in 2002.

CTS SEGMENT

     CTS revenue for the second quarter of 2002, net of inter-segment sales of $5,212, grew 21.6% to $49,146 from $40,414 in the comparable period of the prior year due to higher revenues from application management services. CTS operating income for the three months ended June 30, 2002 increased 20.6% to $10,702 from $8,874 in the comparable period of the prior year, due to CTS's ability to leverage previous investments in infrastructure and sales and marketing activities.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

OPERATING RESULTS

     Operating revenue for the first half of 2002 grew 3.1% to $684,410 from $663,911 in the first half of the prior year. On a constant dollar basis, revenue growth was 5.0% in the first half. The increase was primarily due to the introduction of new products at IMS, the expansion of the consulting business through acquisitions and growth at CTS (see Note 4 to the Condensed Consolidated Financial Statements).

     IMS's operating costs grew 12.5% to $278,160 in the first half of 2002 from $247,162 in the first half of the prior year. The increase resulted primarily from higher data collection costs in the IMS Segment to support revenue growth, the addition of Cambridge Pharma Consultancy, Ltd. ("Cambridge"), the investment in our global consulting business and the additional investment to

IMS HEALTH INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

support revenue growth at CTS.

     IMS's selling and administrative expenses grew during the first six months of 2002 to $182,556 from $178,575 in the first six months of the prior year. Selling and administrative expenses grew at only 2.2%, reflecting the results of cost reduction actions initiated in the fourth quarter of 2001 at the IMS Segment, and by cost controls at CTS.

     Depreciation and amortization charges decreased by 20.5% to $27,432 in the first half of 2002 from $34,509 in the first half of 2001. The decline was due primarily to the fact that the Company ceased amortization of goodwill effective January 1, 2002 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note 5 to the Condensed Consolidated Financial Statements), and to the impact of the write down of certain deferred software costs to their net realizable value as part of the Severance, impairment and other charges recorded in the fourth quarter of 2001.

     Operating income for the first six months of 2002 declined 3.6% to $196,262 from $203,665 in the first six months of 2001. Excluding the impact of fluctuations in the U.S. dollar, primarily against the Japanese yen and the Euro, operating income was essentially flat.

     Net interest expense was $2,706 in the first six months of 2002, compared with $8,834 in the first six months of the prior year. The expense reduction resulted primarily from lower interest rates achieved on our borrowings and interest income on the NMR receivable of $1,378.

     Gains from investments, net, amounted to a net gain of $1,250 in the first half of 2002. The net gain in the first half of 2002 is due primarily to a $7,515 net gain realized on the sale of investments within IMS's Enterprises portfolio and a $4,907 write down related to other-than-temporary declines in value of the venture capital investments. The net gains of $2,375 in the first half of 2001 were due primarily to IMS's disposal of IDRAC Holdings Inc. ("IDRAC"), a non-strategic property providing information on pharmaceutical product registration, for a gain of $1,990 (see Note 4 to the Condensed Consolidated Financial Statements).

     A $3,568 net gain on the issuance of CTS and TriZetto stock, relating to the exercise of stock options by CTS and TriZetto employees, was recorded in the first half of 2002. This gain has been recognized in accordance with SAB No. 51, "Accounting for Sales of Stock by a Subsidiary." A $2,329 loss in the first half of the prior year resulted primarily from the issuance by TriZetto of shares of common stock in a follow-on offering and shares used in connection with an acquisition completed in April 2001. The 2001 loss was partially offset by a gain on exercise of stock options by CTS employees.

     Other expense, net, increased in the first half of 2002 to $23,152 from $7,809 in the first half of the prior year, due to foreign exchange hedge losses, primarily related to the Japanese yen and the Euro and increased minority interest expense in 2002 for CTS, compared with the prior year.

     In the first six months of 2002, the effective tax rate was 30.7% compared to 28.3% in the first six months of 2001. This is more fully described in Note 9 to the Condensed Consolidated

IMS HEALTH INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Financial Statements.

     A TriZetto equity loss, net, of $295 was recorded in the first six months of 2002, compared with a net loss of $3,800 in the first six months of 2001. The improvement resulted from the absence of goodwill amortization expense in 2002 in accordance with SFAS No. 142.

RESULTS BY BUSINESS SEGMENT

IMS SEGMENT

     IMS Segment revenue was $593,614 in the first half of 2002, an increase of 1.7% from $583,511 in the comparable period of the prior year. Excluding the impact of fluctuations in the U.S. dollar in the first half of 2002, revenue grew 3.9%. Sales Management revenue of $359,354 in the first half of 2002 reflects an increase of 0.8% from the prior year, but grew 2.8% on a constant-dollar basis driven by new product sales, primarily EarlyView and Prescriber Validation in the United States, Xponent, Pharmascope, Sales Analyzer and Strategy Evaluator in Europe, Xplorer.web in Canada and Weekly GP / Pharma in Japan. Market Research revenue increased 0.7% to $208,996 in the first six months of 2002, but grew 2.4% constant dollar, reflecting growth from new clients and expansion of product capabilities. Other Services generated revenue of $25,264 in the first six months of 2002, compared with $19,347 in the first six months of 2001, primarily reflecting the impact of an acquisition in the Company's consulting business.

     IMS Segment operating income for the first half of 2002 was $176,414, down 5.4% from the comparable period from prior year, but down only 1.4% on a constant-dollar basis. The constant-dollar decline resulted from higher data collection costs and the investment in our global consulting business, partially offset by higher revenues, the benefits of cost-reduction actions initiated in the fourth quarter of 2001, and the absence of goodwill amortization expense in 2002.

CTS SEGMENT

     CTS revenue for the first half of 2002, net of inter-segment sales of $10,046, grew 12.9% to $90,796 from $80,400 in the comparable period of the prior year due to higher revenues from application management services. CTS operating income for the six months ended June 30, 2002 increased 15.0% to $19,848 from $17,263 in the comparable period of the prior year, due to CTS's ability to leverage previous investments in infrastructure and sales and marketing activities.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities amounted to $111,376 for the six months ended June 30, 2002, an increase of $2,447 over the comparable period in 2001. The increase relates primarily to lower cash requirements in funding the Company's accrued liabilities, offset by lower cash flows from operations and a $10,530 cash receipt received in the prior year from Nielsen Media Research in respect of the Donnelley legacy tax contingency, for which there was no comparable receipt in 2002.

     Net cash used in investing activities amounted to $34,914 for the six months ended June 30, 2002, an increase in cash used of $2,570 over the comparable period in 2001. The greater cash

IMS HEALTH INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

requirements during 2002 relate primarily to $13,966 in higher spending on deferred software relating to new product development, a required $3,000 funding of a venture capital investment, an increase of $1,081 in capital expenditures and an increase in cash used in other investing activities of $5,386. These items were offset by an increase in proceeds received from the sales of investments of $17,734 and lower payments for business acquisitions by $3,092.

     Net cash used in financing activities amounted to $16,430 for the six months ended June 30, 2002, an increase in cash used of $4,164 over the prior period. This was primarily due to an additional $21,260 in share repurchases during 2002 funded primarily through $214,778 in additional borrowings as cash received from exercise of stock options was lower than in the year ago period by $199,889.

     At June 30, 2002, the Company's Total Current Liabilities exceed its Total Current Assets by $24,051 primarily as a result of management's decision to maintain a greater proportion of short-term borrowings versus longer-term debt instruments. This strategy allows the Company to achieve lower borrowing costs while providing flexibility to repay debt with cash flow from operations and proceeds from the exercise of stock options and the liquidation of equity holdings. Based on estimated future cash flows from operations, the continued monetization of its venture capital investments, the ability to monetize other assets including its investment in CTS as well as the Company's ability to utilize existing lines of credit (see Note 8 to the Condensed Consolidated Financial Statements), the Company believes it will have sufficient cash and other resources to fund its short-term and long-term business plans, including its current and long-term obligations, its contingent payments, its stock repurchase program and its operations.

     On July 19, 2000, the Board of Directors authorized a stock repurchase program to buy up to 40 million shares, marking the fourth consecutive repurchase program the Company has implemented. Shares acquired through the repurchase program are open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18. During the first half of 2002, the Company repurchased approximately 9,400 shares of outstanding common stock at a total cost of $192,221. As of June 30, 2002, approximately 30,100 shares have been acquired under this program at a total cost of $709,377.

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

     Cash and cash equivalents include amounts at CTS of $103,843 and $84,977 as of June 30, 2002 and December 31, 2001, respectively. The Company owned 57.3% of the CTS common shares outstanding which represented 93.1% of the voting power at June 30, 2002. To access these cash and cash equivalents, the Company would have to require CTS to declare and pay a dividend.

IMS HEALTH INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Furthermore, a portion of the dividend would be paid to the minority shareholders of CTS.

CHANGES IN CRITICAL ACCOUNTING POLICIES

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment at the reporting unit level. It also provides that intangible assets that have finite useful lives be amortized. There was no impairment of goodwill upon adoption of SFAS No. 142 and as such, the Company did not recognize a transition adjustment during the first half of 2002. The effect of adopting SFAS No. 142 is more fully explained in
Note 5 to the Condensed Consolidated Financial Statements. Goodwill may become impaired as a result of several factors such as increased competition and lower demand for the Company's products and services.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or sixty days, if no legal requirement exists). For employees retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. IMS is currently evaluating the financial impact of adoption of SFAS No. 146.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by IMS, contain statements which, in the opinion of IMS, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Quarterly Report and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, and all other statements regarding the intent, plans, beliefs or expectations of IMS or its directors or officers. Stockholders are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those

IMS HEALTH INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

covered in such forward-looking statements. These risks and uncertainties include, but are not limited to, risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks; to the extent IMS seeks growth through acquisitions, alliances or joint ventures, the ability to identify, consummate and integrate acquisitions, alliances and ventures on satisfactory terms; the ability to develop new or advanced technologies, systems and products for their businesses on time and on a cost-effective basis including but not limited to those that use or are related to the Internet; the ability to identify and implement cost-containment measures; the ability to successfully maintain historic effective tax rates and to achieve estimated corporate overhead levels; competition, particularly in the markets for pharmaceutical information; regulatory, legislative and enforcement initiatives, particularly in the area of medical privacy and tax; the ability to obtain future financing on satisfactory terms; deterioration in economic conditions, particularly in the pharmaceutical, healthcare, or other industries in which IMS's customers may operate; consolidation in the pharmaceutical industry and the other industries in which IMS's customers operate; conditions in the securities markets which may effect the value or liquidity of portfolio investments, including the investment in TriZetto and management's estimates of lives of assets, recoverability of assets, fair market value, estimates and liabilities and accrued income tax benefits and liabilities; to the extent unforeseen cash needs arise, the ability to obtain financing on favorable terms; and terrorist activity, the threat of such activity, and responses to and results of such activity and threats, including but not limited to effects, domestically and/or internationally, on IMS, its personnel and facilities, its customers and suppliers, financial markets and general economic conditions. Consequently, all the forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including, but not limited to, the information contained under this heading and the Condensed Consolidated Financial Statements and notes thereto for the three and six month periods ended June 30, 2002 and by the material set forth under the headings "Business" and "Factors that May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. IMS is under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

IMS HEALTH INCORPORATED

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth in "Note 8. Financial Instruments" in the Notes to the Condensed Consolidated Financial Statements (unaudited) on pages 15 through 17 hereof.

IMS HEALTH INCORPORATED

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information in response to this Item is incorporated by reference to the information set forth in "Note 7. Contingencies" in the Notes to the Condensed Consolidated Financial Statements (unaudited) on pages 10 through 15 hereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of IMS Health Incorporated was held on May 3, 2002.

The following nominees for director named in the Proxy Statement dated March 29, 2002 were elected at the Meeting by the votes indicated:

                                                         For                    Withheld
                                                     -----------                ---------
      Constantine L. Clemente                        255,521,361                3,572,223

      Kathryn E. Giusti                              255,500,863                3,592,721

      Gilles V.J. Pajot                              255,541,377                3,552,207

      M. Bernard Puckett                             255,541,946                3,551,638

The votes in favor of the election of the nominees represent at least 98% of the shares present at the meeting.

Approval of the appointment of PricewaterhouseCoopers LLP as Independent Public Accountants was approved by the following vote:

                                          for                Against              Abstain
                                      -----------           ---------             -------
     Number of Shares                 248,936,776           9,200,168             947,940

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits:

         None.

   (b)   Reports on 8-K:

         None.

IMS HEALTH INCORPORATED

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IMS Health Incorporated


                                By:  /s/ Nancy E. Cooper
                                    --------------------------------------------
Date: August 12, 2002                Nancy E. Cooper
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (principal financial officer)


                                     /s/ Leslye G. Katz
                                    --------------------------------------------
Date: August 12, 2002                Leslye G. Katz
                                     Vice President, Controller
                                     (principal accounting officer)