Form 10-Q
period 2002-09-30
IMS HEALTH INC
filed 2002-11-15
CIK 1058083

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                        Commission file number 001-14049

                             IMS HEALTH INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  06-1506026
-----------------------------------------  -------------------------------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)

      1499 Post Road, Fairfield, CT                        06824
-----------------------------------------  -------------------------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Title                             Shares Outstanding
                 of Class                            At October 31, 2002
                 --------                            -------------------
   Common Stock, par value $.01 per share                280,915,233

                             IMS HEALTH INCORPORATED

                               INDEX TO FORM 10-Q

                                                                           PAGE(S)
                                                                           -------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Financial Position
   September 30, 2002 and December 31, 2001                                   3
Condensed Consolidated Statements of Income
   Three Months Ended September 30, 2002 and 2001                             4
Condensed Consolidated Statements of Income
   Nine Months Ended September 30, 2002 and 2001                              5
Condensed Consolidated Statements of Cash Flows
   Nine Months Ended September 30, 2002 and 2001                              6
Notes to Condensed Consolidated Financial Statements                        7-24

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                 25-33

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           34

ITEM 4. CONTROLS AND PROCEDURES                                              34

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    35

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     35

SIGNATURES                                                                   36

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER                                                      37

CHIEF FINANCIAL OFFICER                                                      38

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                                       2002                  2001
                                                                                  -------------------------------------
 ASSETS:
 CURRENT ASSETS:
 Cash and cash equivalents                                                        $       387,972       $       268,386
 Accounts receivable, net of allowance for doubtful accounts of $8,731 and
    $8,492 in 2002 and 2001, respectively                                                 247,506               228,626
 Other receivable (Note 8)                                                                 35,428                33,361
 Other current assets                                                                     125,755               126,472
-----------------------------------------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                                                     796,661               656,845
-----------------------------------------------------------------------------------------------------------------------
 Securities and other investments                                                          21,210                51,992
 TriZetto equity investment (Note 7)                                                      118,167               119,896
 Property, plant and equipment, net of accumulated depreciation of
    $171,176 and $170,388 in 2002 and 2001, respectively                                  152,084               149,084
 Computer software                                                                        149,292               116,540
 Goodwill                                                                                 166,638               148,597
 Other assets                                                                             145,666               124,600
-----------------------------------------------------------------------------------------------------------------------
 TOTAL ASSETS                                                                     $     1,549,718       $     1,367,554
-----------------------------------------------------------------------------------------------------------------------

 LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY:
 CURRENT LIABILITIES:
 Accounts payable                                                                 $        29,443       $        32,115
 Accrued and other current liabilities                                                    187,680               196,215
 Short-term debt                                                                          381,522               197,675
 Accrued income taxes                                                                     131,468               108,941
 Short-term deferred tax liability                                                         12,220                10,684
 Deferred revenues                                                                         75,022                89,861
-----------------------------------------------------------------------------------------------------------------------
 TOTAL CURRENT LIABILITIES                                                                817,355               635,491
-----------------------------------------------------------------------------------------------------------------------
 Post-retirement and post-employment benefits                                              41,597                44,305
 Long-term debt (Note 9)                                                                  175,000               150,000
 Other liabilities                                                                        183,068               174,373
-----------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES                                                                $     1,217,020       $     1,004,169
-----------------------------------------------------------------------------------------------------------------------
 Commitments and contingencies (Note 8)
 MINORITY INTERESTS (NOTE 8)                                                      $       166,193       $       145,019
 SHAREHOLDERS' EQUITY:
 Common Stock, par value $.01, authorized 800,000 shares;
    issued 335,045 shares at September 30, 2002 and December 31, 2001,
    respectively                                                                  $         3,350       $         3,350
 Capital in excess of par                                                                 498,637               504,776
 Retained earnings                                                                      1,108,050               921,925
 Treasury stock, at cost, 53,648 and 40,957 shares at
    September 30, 2002 and December 31, 2001, respectively                             (1,314,445)           (1,078,914)
 Cumulative translation adjustment                                                       (122,426)             (138,123)
 Minimum pension liability adjustment                                                      (3,746)               (3,746)
 Unrealized loss on changes in fair value of cash flow hedges, net of tax                  (3,017)                    -
 Unrealized gains on investments, net of tax expense                                          102                 9,098
-----------------------------------------------------------------------------------------------------------------------
 TOTAL SHAREHOLDERS' EQUITY                                                       $       166,505       $       218,366
-----------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY                   $     1,549,718       $     1,367,554
-----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 THREE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                            --------------------------
                                                                                               2002             2001
                                                                                            --------------------------
 OPERATING REVENUE                                                                          $ 361,762        $ 328,137

 Operating costs                                                                              134,692          113,909
 Selling and administrative expenses                                                           88,047           74,933
 Depreciation and amortization                                                                 16,403           15,853
----------------------------------------------------------------------------------------------------------------------
 OPERATING INCOME                                                                             122,620          123,442
----------------------------------------------------------------------------------------------------------------------
 Interest income                                                                                2,023            3,828
 Interest expense                                                                              (3,960)          (3,742)
 Loss on Gartner investment (Note 5)                                                                -          (84,880)
 Gains (losses) from investments, net                                                           1,200           (2,969)
 Gain on issuance of investees' stock, net                                                      3,940            3,082
 Other expense, net                                                                            (5,851)          (6,966)
----------------------------------------------------------------------------------------------------------------------
 NON-OPERATING INCOME (LOSS), NET                                                              (2,648)         (91,647)
----------------------------------------------------------------------------------------------------------------------
 Income before provision for income taxes                                                     119,972           31,795
 Income tax (provision) benefit                                                               (37,310)          11,237
 TriZetto equity loss, net of income taxes of $262 for 2002 and $1,126 for 2001                  (406)          (1,747)
----------------------------------------------------------------------------------------------------------------------
 INCOME FROM CONTINUING OPERATIONS                                                             82,256           41,285
 Income from discontinued operations, net of income taxes of $25,320 (Note 5)                       -           47,025
----------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                                                 $  82,256        $  88,310
----------------------------------------------------------------------------------------------------------------------

 BASIC EARNINGS PER SHARE OF COMMON STOCK:
   Income from continuing operations                                                        $    0.29        $    0.14
   Income from discontinued operations                                                              -        $    0.16
----------------------------------------------------------------------------------------------------------------------
 BASIC EARNINGS PER SHARE OF COMMON STOCK                                                   $    0.29        $    0.30
----------------------------------------------------------------------------------------------------------------------

 DILUTED EARNINGS PER SHARE OF COMMON STOCK:
   Income from continuing operations                                                        $    0.29        $    0.14
   Income from discontinued operations                                                              -        $    0.16
----------------------------------------------------------------------------------------------------------------------
 DILUTED EARNINGS PER SHARE OF COMMON STOCK                                                 $    0.29        $    0.29
----------------------------------------------------------------------------------------------------------------------

 Weighted average number of shares outstanding - basic                                        283,089          296,910
 Dilutive effect of shares issuable as of period-end under stock option plans                     207            4,152
 Adjustment of shares outstanding applicable to exercised and cancelled stock
    options during the period                                                                       4              193
----------------------------------------------------------------------------------------------------------------------
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED                                      283,300          301,255
----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                          ----------------------------
                                                                                             2002              2001
                                                                                          ----------------------------
 OPERATING REVENUE                                                                        $ 1,046,172       $  992,048

 Operating costs                                                                              412,851          361,052
 Selling and administrative expenses                                                          270,603          253,508
 Depreciation and amortization                                                                 43,836           50,362
----------------------------------------------------------------------------------------------------------------------
 OPERATING INCOME                                                                             318,882          327,126
----------------------------------------------------------------------------------------------------------------------
 Interest income                                                                                5,625            6,662
 Interest expense                                                                             (10,268)         (15,410)
 Loss on Gartner investment (Note 5)                                                                -          (84,880)
 Gains (losses) from investments, net                                                           2,450             (594)
 Gain on issuance of investees' stock, net                                                      7,508              753
 Other expense, net                                                                           (29,003)         (14,775)
----------------------------------------------------------------------------------------------------------------------
 NON-OPERATING INCOME (LOSS), NET                                                             (23,688)        (108,244)
----------------------------------------------------------------------------------------------------------------------
 Income before provision for income taxes                                                     295,194          218,882
 Provision for income taxes                                                                   (91,044)         (41,680)
 TriZetto equity loss, net of income taxes of $454 for 2002 and $3,599 for 2001                  (701)          (5,547)
----------------------------------------------------------------------------------------------------------------------
 INCOME FROM CONTINUING OPERATIONS                                                            203,449          171,655
 Income from discontinued operations, net of income taxes of $25,320 (Note 5)                       -           47,025
----------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                                               $   203,449       $  218,680
----------------------------------------------------------------------------------------------------------------------

 BASIC EARNINGS PER SHARE OF COMMON STOCK:
   Income from continuing operations                                                      $      0.71       $     0.58
   Income from discontinued operations                                                              -       $     0.16
----------------------------------------------------------------------------------------------------------------------
 BASIC EARNINGS PER SHARE OF COMMON STOCK                                                 $      0.71       $     0.74
----------------------------------------------------------------------------------------------------------------------

 DILUTED EARNINGS PER SHARE OF COMMON STOCK:
   Income from continuing operations                                                      $      0.70       $     0.57
   Income from discontinued operations                                                              -       $     0.16
----------------------------------------------------------------------------------------------------------------------
 DILUTED EARNINGS PER SHARE OF COMMON STOCK                                               $      0.70       $     0.73
----------------------------------------------------------------------------------------------------------------------

 Weighted average number of shares outstanding - basic                                        287,486          295,335
 Dilutive effect of shares issuable as of period-end under stock option plans                   1,053            4,313
 Adjustment of shares outstanding applicable to exercised and cancelled stock
     options during the period                                                                     50            1,607
----------------------------------------------------------------------------------------------------------------------
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED                                      288,589          301,255
----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                            -----------------------
                                                                                               2002         2001
                                                                                            -----------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                 $  203,449   $  218,680
 Less income from discontinued operations                                                            -      (47,025)
-------------------------------------------------------------------------------------------------------------------
 Income from continuing operations                                                             203,449      171,655
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                               43,836       50,362
    Bad debt expense                                                                             3,983        2,385
    Nielsen Media Research interest receivable                                                  (2,067)      (2,067)
    Deferred income taxes                                                                       16,264          749
    Loss (gain) from investments, net                                                           (2,450)         594
    Gain on issuance of investees' stock, net                                                   (7,508)        (753)
    TriZetto equity loss, net                                                                      701        5,547
    Minority interests in net income of consolidated companies                                  19,031       15,590
    Non-cash stock compensation charges                                                            480        1,652
    Loss on Gartner investment                                                                       -       84,880
 Change in assets and liabilities, excluding effects from acquisitions and dispositions:
    Net increase in accounts receivable                                                        (10,828)        (790)
    Net increase in inventory                                                                   (4,559)      (4,545)
    Net increase in prepaid expenses and other current assets                                   (5,999)      (6,714)
    Net decrease in accounts payable                                                            (4,083)      (6,112)
    Net increase (decrease) in accrued and other current liabilities                            13,867      (46,035)
    Net decrease in accrued severance, impairment and other charges                            (27,467)     (26,804)
    Net decrease in deferred revenues                                                          (18,304)     (15,994)
    Net increase (decrease) in accrued income taxes                                             29,652      (19,964)
    Net (increase) decrease in pension assets                                                   (3,529)       2,467
    Net increase in long-term assets                                                            (7,582)      (2,152)
    Net tax benefit on stock option exercises                                                    6,339       30,150
    Payment received in respect of legacy D&B tax contingency (Note 8)                               -       10,530
-------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     243,226      244,631
-------------------------------------------------------------------------------------------------------------------
 CASH FLOWS USED IN INVESTING ACTIVITIES:
    Capital expenditures                                                                       (20,176)     (23,777)
    Additions to computer software                                                             (52,746)     (31,278)
    Payments for acquisitions of businesses                                                    (10,244)     (14,429)
    Proceeds from sale of investments, net                                                      22,020        2,262
    Proceeds from sale of IDRAC Holdings Inc.                                                        -        2,640
    Proceeds from sale of Gartner investment                                                         -       65,207
    Funding of venture capital investments                                                      (3,000)           -
    Other investing activities, net                                                             (7,392)     (11,292)
-------------------------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                                         (71,538)     (10,667)
-------------------------------------------------------------------------------------------------------------------
 CASH FLOWS USED IN FINANCING ACTIVITIES:
    Net increase (decrease) in short-term borrowings                                           206,948      (77,134)
    Payments for purchase of treasury stock                                                   (260,543)    (255,921)
    Proceeds from exercise of stock options                                                     14,883      239,003
    Dividends paid                                                                             (17,324)     (17,737)
    Proceeds from employee stock purchase plan                                                   1,411        1,442
    Increase in cash overdrafts                                                                  1,883            -
-------------------------------------------------------------------------------------------------------------------
 NET CASH USED IN FINANCING ACTIVITIES                                                         (52,742)    (110,347)
-------------------------------------------------------------------------------------------------------------------
 Effect of exchange rate changes                                                                   640       (1,294)
-------------------------------------------------------------------------------------------------------------------
 INCREASE IN CASH AND CASH EQUIVALENTS                                                         119,586      122,323
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                268,386      118,593
-------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $  387,972   $  240,916
-------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The accompanying Condensed Consolidated Financial Statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The Condensed Consolidated Financial Statements (unaudited) and related notes should be read in conjunction with the Consolidated Financial Statements and related notes of IMS Health Incorporated (the "Company" or "IMS") included in its 2001 Annual Report on Form 10-K and in its previous filings on Form 10-Q. Accordingly, the accompanying Condensed Consolidated Financial Statements (unaudited) do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform with the 2002 presentation.

NOTE 2. BASIS OF PRESENTATION

     IMS is a leading global provider of information solutions to the pharmaceutical and healthcare industries. IMS operates in more than 100 countries and consists of the following segments:

     - The IMS Segment provides market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Its key products include sales management information to optimize sales force productivity, marketing effectiveness research for prescription and over-the-counter pharmaceutical products, consulting and other services. IMS also owns a venture capital unit, Enterprise Associates, LLC ("Enterprises") which is focused on investments in emerging businesses, and a 26.5% equity interest in The TriZetto Group, Inc. ("TriZetto").

     - The Cognizant Technology Solutions Corporation Segment ("CTS") provides custom Information Technology ("IT") design, development, integration and maintenance services. CTS's core competencies include web-centric applications, data warehousing, component-based development and legacy and client-server systems. CTS provides the IT services it offers using an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located in India and Ireland. CTS is a publicly traded corporation on the Nasdaq national market system. IMS owned 56.4% of the common shares outstanding of CTS (92.8% of the outstanding voting power) as of September 30, 2002 and 58.3% as of December 31, 2001 (93.3% of the outstanding voting power). IMS accounts for CTS as a consolidated subsidiary.

     On July 26, 1999, the Company completed a spin-off of the majority of its equity investment in Gartner, Inc. ("Gartner", formerly known as "Gartner Group, Inc.") to the Company's shareholders (the "Gartner Spin-Off"). The Company sold its remaining interest in Gartner during the third quarter of 2001 (see Note 5).

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3. SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. IMS is currently evaluating the financial impact of adoption of SFAS No. 146.

NOTE 4. ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

     In February 2002, the Company acquired Infoplex Durdaut & Jassmann GmbH, based in Germany. The purchase price for this acquisition, including direct and incremental transaction costs, amounted to $7,013, paid in cash. After an allocation of the purchase price to the net assets acquired, the Company recorded goodwill of $3,758.

     On June 30, 2002, Cognizant Technology Solutions Ireland Limited ("CTS Ireland"), a newly formed, wholly-owned subsidiary of CTS, purchased certain assets from and assumed certain liabilities of UnitedHealthcare Ireland Limited ("UHC Ireland"), a subsidiary of UnitedHealth Group, for $2,900. UHC Ireland previously provided, and will continue to provide, through CTS Ireland, application design, development and maintenance services, using the existing staff of 70 IT professionals. The acquisition of the assets of UHC Ireland will enable CTS to provide a wide range of services to its clients in Europe and worldwide and represents the initial phase of the implementation of CTS's previously announced international expansion strategy.

     CTS has completed a preliminary assessment of the allocation of the purchase price to the tangible and amortizable intangible assets acquired and liabilities assumed. Based upon that preliminary assessment, CTS has assigned estimated values to the workforce and customer relationship acquired, and expects the useful lives of such assets to range between three and ten years. Amortization expense associated with intangible assets of $114 has been included in the Condensed Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2002. The Company expects that adjustments related to the finalization of the valuation of such intangible assets will not have a material effect on its results of operations. Pending finalization of the valuation, the purchase price, net of amounts assigned to fixed assets of approximately $260, has been included in long-term Other assets in the accompanying Condensed Consolidated Statements of Financial Position (unaudited).

     Had these acquisitions occurred as of January 1, 2002 or January 1, 2001, the impact on the

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

Company's results of operations would not have been material.

     During the nine months ended September 30, 2002, the Company finalized its purchase price allocation related to its acquisition of Cambridge Pharma Consultancy, Ltd. ("Cambridge"). Accordingly, additional goodwill of $9,844 was recorded as a result of the finalization of the purchase price allocation, including $5,982 relating to the recognition of deferred tax liabilities resulting from non-amortizable intangibles associated with the Cambridge acquisition.

     During the first nine months of 2001, the Company exercised its option to purchase the remaining interest in Medicare Audits Limited ("Medicare"), a U.K. based hospital research firm, for a net cash payment of $7,889. After the final allocation of the purchase price to the net assets acquired, goodwill of $7,921 was recorded. In addition, the Company purchased the remaining interest it did not own in GPI Krankenhaus-forschung Gesellschaft fur Pharma-informationssysteme mbH ("GPI"), a German hospital market research firm, for $4,807. After the final allocation of the purchase price to the assets acquired, goodwill of $4,505 was recorded.

DISPOSITIONS

     During the nine months ended September 30, 2002, the Company and its venture capital funds sold investments with a cost basis of $14,762 and realized a pre-tax gain of $12,417. These sales resulted in cash proceeds of $26,819. Of the cash proceeds, $2,730 will be received in the fourth quarter, while $2,069 was retained by the venture capital funds. In addition, the Company recorded $7,620 of write-downs associated with other-than-temporary declines in the fair value of its venture capital investments. Furthermore, the Company's unrealized gains on available-for-sale securities declined by $8,996 since January 1, 2002.

     In addition, during the first nine months of 2001, the Company recorded $594 of pre-tax net losses from dispositions included in Gains (losses) from investments, net. This includes a gain of $1,990 resulting from the sale of IDRAC Holdings Inc. ("IDRAC"), a non-strategic property that provides information on pharmaceutical product registrations, to a wholly owned subsidiary of Information Holdings, Inc. ("IHI"). The operating results of IDRAC were not significant to the results of operations of the Company. The IDRAC gain was offset primarily by the write down of investments held by Enterprises, the Company's venture capital unit.

     In a separate transaction, the Company also granted a non-exclusive perpetual license to IHI to use certain data for aggregate cash consideration of approximately $17,000, all of which was recognized on delivery as revenue in the first half of 2001.

NOTE 5. INVESTMENT IN GARTNER, INC. ("GARTNER") STOCK

     On November 11, 1998, the Company announced that its Board of Directors had approved a plan to spin-off substantially all of its equity ownership of Gartner (the "Gartner Spin-Off"). On July 16, 1999, the Company's Board of Directors declared a dividend of all Gartner Class B Shares, which was distributed on July 26, 1999 to holders of the Company's Common Stock of record as of July 17, 1999. The transaction was structured as a tax-free distribution of Gartner stock to IMS shareholders and the Company received a favorable ruling from the Internal Revenue Service ("IRS"). The distribution consisted of 0.1302 Gartner Class B Shares for each outstanding share of the Company's Common Stock (the "Gartner Distribution").

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

     The unrealized gain as of the date of the Gartner Distribution (based on the then market price per share of $22.75 of Gartner Stock, the price at the time of the Gartner Distribution) was recorded as Other comprehensive income and included as a component of Shareholders' equity. Subsequent changes in the per share price of Gartner Stock since the date of the Gartner Distribution were also recorded as Other comprehensive income. Upon the sale of these securities, the unrealized gain measured based on the value of the Gartner shares as of the date of the Gartner Distribution was recognized in discontinued operations. The unrealized losses in the market value subsequent to the date of the Gartner Distribution were recognized in continuing operations as shares were sold.

     During the third quarter of 2001, IMS decided to sell, and by August 29, 2001, completed the sale of 1,555 shares of Class A common stock of Gartner ("Gartner Shares") to Gartner and its remaining holding in Gartner Shares to several institutional investors. The Company received aggregate proceeds of $65.2 million, or $9.88 per share, from these sales. The Company's original cost basis in these shares was $77.7 million, or $11.78 per share. These sales divested IMS of its then remaining equity interest in Gartner. The sale of shares to Gartner was part of Gartner's $75 million stock buyback program announced on July 19, 2001. These sales resulted in a pre-tax realized loss of $12,536 ($8,146, net of applicable taxes), which was recorded in two different lines in the income statement: (i) Income from Discontinued Operations of $72,344 ($47,025 net of applicable taxes), to reflect the difference between the fair market value at the date of the Gartner Spin-Off (July 26, 1999) and the book value of those shares; (ii) a loss from dispositions in continuing operations of $84,880 which was recorded as Loss on Gartner investment, to reflect the difference between the fair market value at the date of the Gartner Spin-Off and the disposal proceeds.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives be amortized. There was no impairment of goodwill upon adoption of SFAS No. 142 and as such, the Company did not recognize a transition adjustment during the first nine months of 2002.

     Net income and earnings per share for the three and nine months ended September 30, 2001, adjusted to exclude goodwill amortization expense (net of taxes) are as follows:

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS         NINE MONTHS
                                                                   ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                                          2001                2001
----------------------------------------------------------------------------------------------------------
 NET INCOME:
   Reported net income                                                $        88,310      $       218,680
   Goodwill amortization                                                        2,619                7,141
   Equity method goodwill amortization (TriZetto)                               1,773                5,428
----------------------------------------------------------------------------------------------------------
      Adjusted Net Income                                             $        92,702      $       231,249
==========================================================================================================

 BASIC EARNINGS PER SHARE OF COMMON STOCK:
   Reported basic earnings per share of common stock                  $         0.297      $         0.740
   Goodwill amortization                                                        0.009                0.024
   Equity method goodwill amortization (TriZetto)                               0.006                0.018
----------------------------------------------------------------------------------------------------------
      Adjusted Basic Earnings Per Share of Common Stock               $         0.312      $         0.782
==========================================================================================================

 DILUTED EARNINGS PER SHARE OF COMMON STOCK:
   Reported diluted earnings per share of common stock                $         0.293      $         0.726
   Goodwill amortization                                                        0.009                0.024
   Equity method goodwill amortization (TriZetto)                               0.006                0.018
----------------------------------------------------------------------------------------------------------
      Adjusted Diluted Earnings Per Share of Common Stock             $         0.308      $         0.768
==========================================================================================================

     During the nine months ended September 30, 2002, the Company recorded additional goodwill of $15,366 (see Note 4). As of September 30, 2002, goodwill amounted to $165,760 at the IMS Segment and $878 at the CTS Segment.

     All of the Company's acquired intangibles are subject to amortization. The Company did not acquire any material intangible assets during the nine months ended September 30, 2002. Intangible asset amortization expense was $644 and $1,705 during the three and nine months ended September 30, 2002. At September 30, 2002, intangible assets (included in Other assets) were primarily composed of Customer Relationships and Trade Names. The gross carrying amounts and related accumulated amortization of Customer Relationships and Trade Names were $17,650 and $1,189 and $2,980 and $402, respectively, at September 30, 2002.

     Amortization expense associated with intangible assets at September 30, 2002 is estimated to be $742 for the last quarter of 2002 and approximately $2,968 for each year beginning in 2003 through 2006.

NOTE 7. INVESTMENTS IN EQUITY INVESTEES AND SUBSIDIARIES

TRIZETTO

     Summary financial information for TriZetto for the three and nine months ended September 30, 2002 and 2001 is presented below. The amounts shown represent TriZetto's unaudited consolidated operating results, based on publicly available information.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                   ----------------------------------     --------------------------------
                                      2002                2001               2002                 2001
                                   -----------------------------------------------------------------------
   Net Sales                       $    68,602        $    57,216         $   195,077          $   156,574
   Gross Profit                    $    23,149        $    19,424         $    64,364          $    48,648
   Loss from Operations            $    (3,627)       $   (13,698)        $   (14,659)         $   (54,891)
   Net Loss                        $    (3,487)       $   (11,604)        $   (11,771)         $   (44,519)

     The market value of the Company's investment in TriZetto was $60,471 as of September 30, 2002. The investment in TriZetto is accounted for under the equity method of accounting. Following a decline in the market value of TriZetto stock below cost in the latter part of the second quarter of 2002, the Company performed, and continues to perform, a periodic assessment in accordance with its policy to determine whether an other-than-temporary decline in fair value has occurred. The Company evaluated the recoverability of the investment by reviewing recent information related to the industry and the operating results and financial position of TriZetto and by considering the Company's ability and intent to hold the investment on a long-term basis if necessary. Additionally, the market value of the Company's investment in TriZetto has increased significantly since September 30, 2002. The Company concluded that evidence existed at September 30, 2002 to support the recoverability of its carrying value, that there were no events or changes in circumstances specifically relating to TriZetto, that the underlying business fundamentals are strong and that the decline in the market value is consistent with the historical volatility of the stock and is attributable to the general market conditions since the middle of the second quarter of 2002. Accordingly, the Company concluded that the decline in market value of the TriZetto stock as of September 30, 2002 was temporary in nature and has not adjusted the cost basis of its investment. If the decline in value continues or should the Company's assessment change, the Company would take a charge to its earnings for the amount that is deemed unrecoverable.

CTS

     The Company recorded net gains of $3,940 and $7,508 in Gains (losses) from issuance of investees' stock, net, for the three and nine months ending September 30, 2002, primarily relating to the exercise of stock options by CTS employees. This gain has been recognized in accordance with Staff Accounting Bulletin ("SAB") No. 51, "Accounting for Sales of Stock by a Subsidiary." Minority interest expense of $4,361 and $11,091 for the three and nine months ended September 30, 2002, respectively, and $2,596 and $7,247 for the three and nine months ended September 30, 2001, respectively, was recorded in Other expense, net.

NOTE 8. CONTINGENCIES

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

     In addition, the Company is subject to certain other contingencies discussed below:

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     In light of the potentially significant liabilities which could arise from the IRI Action and in order to facilitate the distribution by Donnelley of shares of Cognizant Corporation ("Cognizant") and ACNielsen Corporation ("ACNielsen," which is the parent company of A.C. Nielsen Company) in 1996, Donnelley, ACNielsen and Cognizant entered into an Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating liabilities that may arise out of or in connection with the IRI Action, and
(ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that, in the event of an adverse decision, ACNielsen will assume exclusive liability for liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount") and that Cognizant and Donnelley will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount ACNielsen will be able to pay after giving effect to (i) any plan submitted by such investment bank that is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented. On February 19, 2001, ACNielsen announced that it merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included with ACNielsen for purposes of determining the ACN Maximum Amount.

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

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

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

MATTERS BEFORE THE EUROPEAN COMMISSION

     Complaints have been filed against the Company with the European Commission ("EC" or the "Commission") pursuant to Article 3 of Council Regulation No. 17 of 1972. The EC complaints allege that the Company has and continues to be engaged in certain commercial practices that violate Articles 81 and 82 of the EC Treaty, which relate to agreements or abuses of a dominant position that adversely affect competition.

     As a result of certain of these complaints, on October 19, 2000, the Commission initiated formal proceedings against the Company through the adoption of a statement of objections alleging that certain of the Company's commercial practices constituted an abuse of a dominant position in contravention of
Article 82 of the EC Treaty. The Commission informed the Company on October 1, 2002 that it had decided to close the file on this matter and that the complainants had withdrawn their complaints.

     Another of the EC complaints is an application lodged with the Commission by National Data Corporation ("NDC") on December 19, 2000. This complaint requested that the Commission initiate a proceeding against the Company for an alleged infringement of Article 82 of the EC Treaty and grant interim measures (the "Application"). The Application concerned an IMS geographic mapping structure used for the reporting of regional sales data in Germany, which the German courts have ruled is copyright protected. The Application requested that the Commission grant interim relief requiring the Company to grant NDC a compulsory license to enable NDC to use this structure in its competing regional sales data service in Germany. AzyX Deutschland GmbH ("AzyX"), another competitor, intervened in the same proceedings against the Company.

     In response to the Application, on March 8, 2001, the Commission decided to initiate formal proceedings against the Company through the adoption of a statement of objections alleging that the Company's refusal to enter into negotiations with NDC following NDC's request for a license to use the aforementioned geographic mapping structure could constitute an abuse of a dominant position in

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

contravention of Article 82 of the EC Treaty. In addition, the Commission proposed the granting of interim measures requiring the Company to license this structure to third parties, including NDC, until the Commission adopts a final decision on the merits of the case.

     On July 3, 2001, the Commission announced its interim decision in these proceedings (the "Interim Decision") ordering interim measures pending a final decision on the Application. The Interim Decision required the Company to grant a license of the geographic mapping structure on commercially reasonable terms without delay to NDC and to any other competitor currently present on the German regional sales data market, should it request a license. The terms and royalties to be paid for the license were to be agreed upon between the Company and the requesting party, and if an agreement could not be reached in a two week period, then the terms and royalties for the license would be determined by one or more independent experts agreed to by the parties, or if the parties could not agree, then the Commission would appoint one or more experts. The Interim Decision stated that the expert(s) shall communicate its determination to the Commission for approval within two weeks of being chosen. Finally, the Interim Decision provided for a penalty of 1,000 Euros per day should the Company fail to comply with the Interim Decision.

     On August 6, 2001, the Company filed an appeal with the Court of First Instance ("CFI") seeking the annulment of the Interim Decision in its entirety (the "Annulment Appeal") and requesting that operation of the Interim Decision be suspended until the CFI renders judgement on the Annulment Appeal. On October 26, 2001, the President of the CFI ruled in the Company's favor and suspended the operation of the Interim Decision until the Annulment Appeal is heard and decided. On December 12, 2001, NDC filed an appeal to the European Court of Justice ("ECJ") seeking annulment of the October 26 decision against it. On April 11, 2002, the ECJ denied NDC's appeal. In October 2002, the CFI informed the Company that it has suspended the Annulment Appeal until such time as the ECJ renders a decision on questions referred to the ECJ by the German courts that are presiding over certain litigations that the Company commenced against NDC and others in Germany for misappropriation of the Company's intellectual property rights.

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

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

The maximum contingent consideration payable with respect to any given year in the earn out period is $12,420. As of September 30, 2002, no accrual has been recorded as the contingency has not been resolved. The annual contingent payments will be resolved at the end of each respective calendar year from 2002 through 2004.

     The Company and its predecessors have entered, and the Company continues to enter, into global tax planning initiatives in the normal course of their businesses. These activities are subject to review by applicable tax authorities. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to the Company.

     In 1999, the Company was informed by D&B I, acting as agent for Donnelley, that the IRS was reviewing Donnelley's utilization of certain capital losses during 1989 and 1990. In response, D&B I advised that it intended to file an amended tax return for these periods and to pay this amount in order to prevent further interest from accruing. In May 2000, D&B I paid $349,291 of this amount and the Company paid $212,291 pursuant to its obligation under the 1996 Distribution Agreement and the Distribution Agreement between Cognizant (renamed
NMR) and the Company (the "1998 Distribution Agreement"), whereby the Company is in effect obligated to pay an amount equal to one-half of the tax and interest owed to the IRS for this matter together with certain other legacy tax matters (the "Donnelley Legacy Tax Matters") to the extent the liability exceeds $137,000 (subject to reimbursement to the Company of a portion of this amount by NMR). In the second quarter of 2000, Donnelley received a formal assessment from the IRS with respect to this matter in the amount of $561,582, for additional tax and interest due, which was satisfied by the payments made by D&B I and the Company in May 2000. D&B I has advised the Company that, notwithstanding the filing and payment, it intends to contest the assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. The Company had previously accrued for this liability and, therefore, this payment did not result in an expense in 2000.

     Pursuant to the 1998 Distribution Agreement, NMR is responsible for a portion of the amount that the Company paid pursuant to the 1996 Distribution Agreement ($41,136 according to the Company's calculations). NMR was not obligated to pay its share to the Company until January 2, 2001. In December 2000, the Company requested reimbursement of this amount from NMR. On January 2, 2001, NMR made a payment of $10,530 in respect of such matter but refused to pay the remaining $30,606 based on its interpretation of the applicable agreements. The Company believes that NMR's position has no merit and plainly contravenes the terms of the applicable agreements. Accordingly, the Company has a receivable of $35,428, which includes the outstanding principal and accumulated accrued interest income of $4,822. During the three and nine months ended September 30, 2002, $689 and $2,067, respectively, of interest income was accrued in accordance with the terms of the applicable agreements. The Company recorded $2,067 of interest income on the NMR receivable during the three and nine months ended September 30, 2001. These amounts are reflected in Other receivable in the Condensed Consolidated Statements of Financial Position (unaudited). The Company has commenced arbitration regarding this matter by filing a Demand for Arbitration with the American Arbitration Association International Center for Dispute Resolution. The Company believes it will prevail in this matter, and it intends to vigorously pursue it.

     In connection with the Gartner Spin-Off, which occurred in July 1999, the Company and Gartner entered into a Distribution Agreement and an Agreement and Plan of Merger (together, the "1999

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

Distribution Agreements"). Pursuant to the 1999 Distribution Agreements, Gartner agreed to indemnify the Company and its stockholders for additional taxes which may become payable as a result of certain actions that may be taken by Gartner that adversely affect the tax-free treatment of the Gartner Spin-Off. However, the Company may become obligated for certain tax liabilities in the event the Gartner Spin-Off is deemed to be a taxable transaction as a result of certain Gartner share transactions that may be undertaken following the Gartner Spin-Off. In the opinion of management, it is not probable that any material liabilities will be incurred by the Company with respect to this matter.

     IMS and Synavant, Inc. ("Synavant") entered into a Distribution Agreement (the "Synavant Distribution Agreement") as part of the Synavant Spin-Off, which occurred in August 2000. Synavant was formerly a wholly-owned subsidiary of IMS. In connection with the distribution, Synavant will be jointly and severally liable to the other parties to the 1996 and 1998 Distribution Agreements for the liabilities relating to certain tax matters as well as those relating to the IRI Action. Under the Synavant Distribution Agreement, as between IMS and Synavant, each will bear 50% of IMS's share of these liabilities (net of the liability borne by NMR), up to a maximum liability of $9,000 for Synavant. If, contrary to expectations, the Synavant Spin-Off were not to qualify as tax free under Section 355 of the Internal Revenue Code, then, in general, a corporate tax would be payable by the consolidated group, of which IMS is a common parent and Synavant is a member, based on the difference between (x) the fair market value of the Synavant Common Stock on the date of the Synavant Spin-Off and (y) the adjusted basis of such Synavant Common Stock. In addition, under the consolidated return rules, each member of the consolidated group would be severally liable for such tax liability. IMS estimates that the aggregate tax liability in this regard is not expected to exceed $100,000. Pursuant to the Tax Allocation Agreement, IMS would be liable for the resulting corporate tax, except as provided in the Synavant Distribution Agreement. In the opinion of management and based on the opinion of tax counsel, it is not probable that the Company will incur any liability.

     During the second quarter of this year, in connection with another Donnelley Legacy Tax Matter, the Company was informed that the IRS had issued Notices of Proposed Adjustments ("Notices") with respect to a certain transaction entered into by Donnelley in 1993. In these Notices, the IRS proposed to disallow certain royalty expense deductions claimed by Donnelly on its 1995 and 1996 tax returns and by Cognizant on its 1997 tax return. The IRS previously concluded an audit of the 1993 and 1994 Donnelley federal income tax returns and did not disallow any similar claimed deductions. D&B II and the Company disagree with the position taken by the IRS in its Notices and a responsive brief has been filed to this effect with the IRS. If the IRS were to issue a formal assessment consistent with such Notices and such assessment were ultimately upheld in full by the courts, the Company's share of the total liability, as determined in accordance with the 1996 and 1998 Distribution Agreements, would be approximately $53,000, net of income tax benefit. In addition the Company has been informed by D&B II that in recent verbal communications that D&B II had with the IRS, the IRS indicated an intention to assert penalties for 1995 and 1996 based on its interpretation of applicable law. The Company has been advised by D&B II that Donnelley would challenge this interpretation. If the IRS were to prevail in its assertion of penalties and interest thereon, the Company's share of such penalties and interest, as determined in accordance with the 1996 and 1998 Distribution Agreements, would be approximately $7,000, net of income tax benefit. In the opinion of management it is not probable that the Company will incur a liability for this matter which is materially in excess of the amounts provided for in the Financial Statements.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

     Although the Company has recorded its best estimates of provisions where these Other Contingencies are considered to be probable and reasonably estimable, it is unable to predict with certainty at this time the final outcome of these matters or whether the resolution of these matters could materially affect the Company's results of operations, cash flows, or financial position. If these matters are resolved adversely to the Company, there could be a material affect on the Company's results of operations, cash flows or financial position in the period in which such matters are adversely resolved.

     The Company consolidates the assets, liabilities, results of operations and cash flows of businesses and investments over which it has control. Third parties' ownership interests are reflected as minority interests on the Company's financial statements. Two of the Company's subsidiaries contributed assets to, and participate in, a limited partnership. One subsidiary serves as general partner, and all other partners hold limited partnership interests. The partnership, which is a separate and distinct legal entity, is in the business of licensing database assets and computer software. In 1997, third-party investors contributed $100,000 to the partnership in exchange for minority ownership interests. The Company and its subsidiaries maintain a controlling (88%) interest in the partnership. Under the terms of the partnership agreements, the third-party investors have the right to take steps that would result in the liquidation of their partnership interest on June 30, 2003. In the event that the third party investors liquidate their partnership interest, the Company would take steps to replace the minority interest with new investors prior to such termination.

NOTE 9. FINANCIAL INSTRUMENTS

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

     It is the Company's policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for investment or speculative purposes. At September 30, 2002, all foreign currency forward contracts had a term of less than one year. The principal currencies hedged are the Japanese yen, the Euro, the Swiss franc, the Canadian dollar and the British pound sterling.

     The impact of foreign exchange risk management activities on pre-tax income resulted in a net pre-tax gain (loss) of $1,196 and $(8,981) during the three and nine months ended September 30, 2002,

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

and $(301) and $2,327 during the three and nine months ended September 30, 2001. Gains and losses on these contracts are included in the Condensed Consolidated Statements of Income (unaudited) in Other expense, net. At September 30, 2002, the Company had foreign exchange forward contracts outstanding with a contractual value of $190,469 hedging non-functional currency assets and liabilities and other foreign exchange exposures. These contracts have expiration dates through December 2002. At September 30, 2002, the fair value of these contracts approximated their contractual value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     At September 30, 2002, the Company's financial instruments included cash, cash equivalents, receivables, accounts payable, short-term debt, including short-term borrowings reclassified as long-term debt, and foreign currency forward contracts. Due to their short-term nature, the fair value of these instruments approximated their carrying value at September 30, 2002.

CREDIT CONCENTRATIONS

     The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counter parties to its financial instruments and does not anticipate non-performance by the counter parties. The Company would not realize a material loss as of September 30, 2002 in the event of non-performance by any one counter party. The Company enters into transactions only with high credit quality financial institution counter parties. In addition, the Company limits the amount of credit exposure with any one institution.

     The Company maintained accounts receivable balances of $247,506 and $228,626, net of allowances for doubtful accounts, at September 30, 2002 and December 31, 2001, respectively, principally from customers in the pharmaceutical industry. The Company believes its trade receivables do not represent significant concentrations of credit risk at September 30, 2002, due to the high quality of its customers and their dispersion across many geographic areas.

LINES OF CREDIT AND LIQUIDITY

     The Company has borrowing arrangements with several international banks to provide short and long-term lines of credit up to $620,000. Total borrowings were $556,522 and $347,675 at September 30, 2002 and December 31, 2001,
respectively. In general, the terms of the lines of credit give the Company the option to borrow at an interest rate equal to LIBOR plus 37.5 basis points for short-term lines and LIBOR plus 65 basis points for long-term lines. The weighted average interest rates for the short-term lines were 2.35% and 2.34% at September 30, 2002 and December 31, 2001, respectively. The weighted average interest rates for the long-term lines were 3.67% and 2.48% at September 30, 2002 and December 31, 2001 respectively. The commitment fee associated with the unused short-term lines of credit is 22.5 basis points per year, increasing to
28.75 basis points per year if the facilities are less than 50% utilized. Under the long-term lines the commitment fee is 52.5 basis points per year. The borrowing arrangements require the Company to comply with certain financial covenants and at September 30, 2002 and December 31, 2001, the Company was in compliance with all such covenants.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

     During the fourth quarter of 2001, the Company renegotiated certain borrowing arrangements and entered into three-year lines of credit for up to $175,000. Borrowings under these three-year facilities are short-term in nature; however, the Company has the ability and the intent to refinance the short-term borrowings through December 2004 as they come due under existing long-term lines. As such, at September 30, 2002, the Company reclassified $175,000 of its then outstanding debt as long-term debt pursuant to the provisions of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced." Borrowings classified as short-term were $381,522 and $197,675 at September 30, 2002 and December 31, 2001, respectively. Borrowings have maturity dates of up to 90 days from their inception.

     In March and April 2002, the Company entered into interest rate swaps on a portion of its variable rate debt portfolio. These arrangements convert the variable interest rates to a fixed interest rate on a notional amount of $75,000 and mature at various times from March 2005 through April 2006. The fixed rates range from 4.05% to 5.08%. The interest rate swaps are accounted for as cash flow hedges and any changes in fair value are recorded in Other comprehensive income. The mark-to-market adjustment for the three and nine months ended September 30, 2002 was an unrealized net loss of $1,802 and $3,017, respectively.

     At September 30, 2002, the Company's Total Current Liabilities exceed its Total Current Assets by $20,694 primarily as a result of management's decision to maintain a greater proportion of short-term borrowings versus longer-term debt instruments. This strategy allows the Company to achieve lower borrowing costs while providing flexibility to repay debt with cash flow from operations and proceeds from the exercise of stock options and the liquidation of equity holdings. Based on estimated future cash flows from operations, the continued monetization of its Securities and other investments, the ability to monetize other assets including its investment in CTS (see Note 15) as well as the Company's ability to utilize existing unused lines of credit, the Company believes it will have sufficient cash and other resources to fund its short-term and long-term business plans, including its current and long-term obligations, its contingent payments, its stock repurchase program and its operations.

NOTE 10. INCOME TAXES

     The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

     In 2002, the Company's tax rate was impacted by CTS's decision that effective January 1, 2002, pursuant to Accounting Principles Board ("APB") Opinion No. 23, "Accounting For Income Taxes-Special Areas," CTS will no longer accrue taxes on the repatriation of Indian earnings realized in 2002 and subsequent periods as these earnings are now considered to be indefinitely reinvested outside of the United States. During the first quarter of 2002, CTS made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, CTS intends to use 2002 and future Indian earnings to expand operations outside the United States, instead of repatriating these earnings to the United States. During the second quarter of 2002, there was a change in the manner in which repatriated earnings are taxed in India. These changes resulted in an effective tax rate for CTS of 23.4% during the first nine months of 2002, compared to an effective tax rate for CTS of 37.4% in the first nine months of 2001. Additionally,

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

the Company's effective tax rate reflects true-ups of current and deferred income tax liabilities.

     In 2001, the Company's effective tax rate was reduced by the tax benefit at the U.S. federal rate on the loss from the sale of Gartner Shares recorded in continuing operations (see Note 5), the result of the expiration, without adjustment, on September 30, 2001 of the statute of limitations on certain previously reserved for Donnelley legacy transactions (approximately $21,800 recorded in the quarter ended September 30, 2001), and the recognition of additional tax benefits arising from a 1998 non-U.S. reorganization which gave rise to tax deductible non-U.S. intangible assets (approximately $11,700 recorded in the quarter ended March 31, 2001), which resulted from the reassessment of the tax benefits from the reorganization following certain new non-U.S. tax legislation enacted at the end of the first quarter of 2001.

     While the Company intends to continue to seek global tax planning initiatives, there can be no assurance that the Company will be able to successfully implement such initiatives to reduce or maintain its overall tax rate.

NOTE 11. IMS HEALTH CAPITAL STOCK

     On July 19, 2000, the Board of Directors authorized a stock repurchase program to buy up to 40,000 shares, marking the fourth consecutive repurchase program the Company has implemented. Shares acquired through the repurchase program are open-market purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

     During the third quarter of 2002, the Company repurchased approximately 4,300 shares of outstanding common stock under this program at a total cost of $68,322. For the first nine months of 2002 the Company repurchased approximately 13,700 shares of outstanding common stock under this program at a total cost of $260,543 compared with total repurchases of $255,921 for the first nine months in 2001. As of September 30, 2002, approximately 34,300 shares had been repurchased since the inception of the program, at a total cost of $777,699. As a result of these repurchases, the weighted average of shares outstanding on a diluted basis for the three months ended September 30, 2002 declined to 283,300 from 301,255 for the same period in 2001.

     The Company re-issued approximately 202 treasury shares under option exercises for proceeds of $3,224 during the three months ended September 30, 2002. For the first nine months of 2002, the Company re-issued 900 shares for proceeds of $14,883. In addition, the Company paid dividends of $0.02 per share for a total of $5,698 during the three months ended September 30, 2002. For the first nine months of 2002, the Company paid dividends of $0.06 per share for a total of $17,324.

NOTE 12. COMPREHENSIVE INCOME

THE FOLLOWING TABLE SETS FORTH THE COMPONENTS OF COMPREHENSIVE INCOME, NET OF INCOME TAX EXPENSE:

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                       ------------------------        --------------------------
                                                          2002          2001              2002            2001
  ---------------------------------------------------------------------------------------------------------------
   NET INCOME                                          $   82,256    $   88,310        $  203,449      $  218,680
   Other comprehensive income, net of taxes:
     Unrealized gains (losses) on:
        Available-for-sale equity securities                2,019       (11,088)           (1,423)        (12,623)
        Gartner, Inc. shares held for sale                      -        (7,360)                -          19,689
        Reclassification adjustment                        (4,901)       14,649           (12,417)         16,066
        Tax benefit (expense) on above                      1,008         1,330             4,844          (8,096)
  ---------------------------------------------------------------------------------------------------------------
     Change in unrealized gains on investments             (1,874)       (2,469)           (8,996)         15,036
  ---------------------------------------------------------------------------------------------------------------
     Foreign currency translation gains (losses)           (2,370)       11,960            15,697         (16,015)
  ---------------------------------------------------------------------------------------------------------------
     Changes in fair value of cash flow hedges             (1,802)            -            (3,017)              -
  ---------------------------------------------------------------------------------------------------------------
   Total other comprehensive income (loss)                 (6,046)        9,491             3,684            (979)
  ---------------------------------------------------------------------------------------------------------------
   COMPREHENSIVE INCOME                                $   76,210    $   97,801        $  207,133      $  217,701
  ===============================================================================================================

     Included in the reclassification adjustment of $4,901 and $12,417 for the three and nine months ended September 30, 2002 were gains on sales of securities of $4,901 and $14,793, respectively, and losses on sales of securities of $0 and $2,376, respectively.

NOTE 13. SEVERANCE, IMPAIRMENT AND OTHER CHARGES

     During the first nine months of 2002, the Company paid approximately $27,467 under its Competitive Fitness Program (the "Program"), which was announced in the fourth quarter of 2001. The Company terminated approximately 276 employees during the first nine months of 2002. This included 74 employee terminations and cash payments of approximately $2,654 against the $6,277 charge recorded in the fourth quarter of 2001 as part of this program in accordance with EITF 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." Total terminations to date under the Program stand at 466. Although the total cost of the Program is still expected to be in line with the original estimate, the total number of employees to be terminated will be lower by approximately 15%. The reduction in the planned number of employee terminations is the result of a different mix of employee terminations than originally planned. Due to the change in the mix of employee terminations, the Company has experienced a higher level of severance cost per employee, thereby offsetting any cost savings from fewer actual terminations. As a direct result of the change in the mix of employee terminations, the cost savings are still expected to be in line with original estimates under the Program. As expected, the Program will be substantially complete by the end of 2002.

NOTE 14. OPERATIONS BY BUSINESS SEGMENT

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

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

     At September 30, 2002 and 2001, the Company consisted of the following segments:

1. The IMS Segment provides market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Its key products include sales management information to optimize sales force productivity, marketing effectiveness research for prescription and over-the-counter pharmaceutical products, consulting and other services. The IMS Segment is managed on a global business model with global leaders for the majority of its critical business processes. In addition, the IMS Segment includes the Company's venture capital unit, Enterprises, which is focused on investments in emerging businesses, and IMS's 26.5% equity interest in TriZetto.

2. The CTS Segment provides custom IT design, development, integration and maintenance services. CTS's core competencies include web-centric applications, data warehousing, component-based development and legacy and client-server systems. CTS provides the IT services it offers using an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located in India and Ireland.

                                                                                                 TOTAL
 THREE MONTHS ENDED SEPTEMBER 30, 2002:            IMS             CTS        ELIMINATION     CONSOLIDATED
----------------------------------------------------------------------------------------------------------
 Operating Revenue(1)                         $    306,048    $     61,233    $    (5,519)    $    361,762
 Operating income                             $    110,512    $     12,108              -     $    122,620
 Total assets at September 30, 2002(1)(2)     $  1,351,374    $    200,776    $    (2,432)    $  1,549,718
----------------------------------------------------------------------------------------------------------
 THREE MONTHS ENDED SEPTEMBER 30, 2001:
 Operating Revenue(1)                         $    287,734    $     45,502    $    (5,099)    $    328,137
 Operating income                             $    114,119    $      9,323              -     $    123,442
 Total assets at September 30, 2001(1)(2)     $  1,112,404    $    138,573    $    (1,751)    $  1,249,226
----------------------------------------------------------------------------------------------------------
                                                                                                 TOTAL
 NINE MONTHS ENDED SEPTEMBER 30, 2002:             IMS             CTS        ELIMINATION     CONSOLIDATED
----------------------------------------------------------------------------------------------------------
 Operating Revenue(1)                         $    899,662    $    162,075    $   (15,565)    $  1,046,172
 Operating income                             $    286,926    $     31,956              -     $    318,882
----------------------------------------------------------------------------------------------------------
 NINE MONTHS ENDED SEPTEMBER 30, 2001:
 Operating Revenue(1)                         $    871,245    $    134,317    $   (13,514)    $    992,048
 Operating income                             $    300,540    $     26,586              -     $    327,126
----------------------------------------------------------------------------------------------------------

NOTES TO OPERATIONS BY BUSINESS SEGMENTS:

1. Eliminations relate to sales and corresponding receivables from the CTS Segment to the IMS Segment.

2. CTS Segment assets include Cash and cash equivalents of $123,082 and $79,767 at September 30, 2002 and 2001, respectively.

3. The IMS Segment operates principally in the United States, Japan, Germany, the United Kingdom, Canada, Australia and other countries within Europe, Latin America and the Asia-Pacific region.

4.   The CTS Segment operates principally in the United States and India.

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15. SUBSEQUENT EVENTS

ACQUISITIONS

     Subsequent to September 30, 2002, the IMS Segment completed two acquisitions with an aggregate purchase price of $9,050. The companies acquired were Rosenblatt-Klauber Group (U.S. and Canada) and Marketing Initiatives, Inc. (U.S.). Under the terms of these purchase agreements, the Company may be required to make additional payments in relation to 2002 to 2007 as contingent consideration, all of which will be recorded as additional goodwill.

     On October 29, 2002, CTS completed the transfer of Silverline Technologies, Inc.'s American Express practice to CTS. CTS will now provide application design, development and maintenance services to American Express through an acquired workforce of approximately 300 IT and support professionals located primarily in the U.S. and India. CTS has commenced a preliminary assessment of the allocation of the consideration paid of approximately $10,400 to the amortizable intangible assets acquired in this transaction. Based upon that preliminary assessment, the Company expects that the amortization of such intangible assets will not have a material effect on the Company's results of operations.

     Since these transactions were effected subsequent to September 30, 2002, the results of operations of these transactions will be included in the consolidated financial statements of the Company in the fourth quarter of 2002. The operating results from the above transactions are not expected to be material to the Company.

COGNIZANT SPLIT-OFF

CTS intends to file a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") concurrently with the filing of the CTS quarterly report on Form 10-Q for the period ended September 30, 2002. The purpose of the filing is to register the offer by IMS to exchange shares of CTS Class B common stock owned by IMS for a number of shares of common stock of IMS that will be determined according to an exchange ratio that will be established at a later time (the "Exchange Offer"). IMS is offering to exchange up to 11,291 shares of CTS Class B common stock in the Exchange Offer, representing all the CTS shares that are currently owned by IMS.

     The shares of IMS common stock received by the Company pursuant to the Exchange Offer will be recorded as an acquisition of treasury stock at a cost equal to the market value of such shares received at the date of completion of the exchange offer. Any excess of the market value of the IMS shares acquired above the net book value of the Company's investment in CTS at that date will be recognized by the Company as a gain on the disposal of the CTS shares after deducting direct and incremental expenses of the Exchange Offer. Depending on the market value and the number of IMS shares received by the Company in the Exchange Offer, the gain on the disposal may be significant.

     The disposal of the Company's investment in CTS will be accounted for as a tax-free split-off for federal income tax purposes.

     Subject to the SEC's review of the registration statement and satisfaction of the conditions of the Exchange Offer, this transaction is expected to be completed during the first quarter of 2003.

     We urge you to read the documents that IMS and CTS have filed and will file in the future with the SEC in connection with the Exchange Offer. These documents contain important information about the Exchange Offer and its effect on the companies and their shareholders. These documents are available free at the SEC's website (http://www.sec.gov) or from IMS Investor Relations at 1499 Post Road, Fairfield, Connecticut 06824.

IMS HEALTH INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) AND RELATED NOTES.

     IMS Health Incorporated ("IMS" or the "Company") is a leading global provider of information solutions to the pharmaceutical and healthcare industries. IMS operates in more than 100 countries and consists of the following business segments:

     - The IMS Segment provides market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Its key products include sales management information to optimize sales force productivity, marketing effectiveness research for prescription and over-the-counter pharmaceutical products, consulting and other services. The IMS Segment is managed on a global business model with global leaders for the majority of its critical business processes. In addition, the IMS Segment includes IMS's venture capital unit Enterprise Associates, LLC ("Enterprises"), which is focused on investments in emerging businesses, and IMS's 26.5% equity interest in the TriZetto Group, Inc. ("TriZetto").

     - The Cognizant Technology Solutions Corporation Segment ("CTS") provides custom Information Technology ("IT") design, development, integration and maintenance services. CTS's core competencies include web-centric applications, data warehousing, component-based development and legacy and client-server systems. CTS provides the IT services it offers using an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located in India and Ireland. CTS is a publicly traded corporation on the Nasdaq national market system. IMS owned 56.4% of the common shares outstanding of CTS (92.8% of the outstanding voting power) as of September 30, 2002 and 58.3% as of December 31, 2001 (93.3% of the outstanding voting power). IMS accounts for CTS as a consolidated subsidiary.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

OPERATING RESULTS

     Operating revenue for the third quarter of 2002 grew 10.2% to $361,762 from $328,137 in the third quarter of the prior year. On a constant dollar basis (i.e., a basis that eliminates the impact of year-over-year foreign currency fluctuations), revenue growth was 8.4% in the third quarter. The increase was primarily due to the introduction of new products at IMS, the expansion of the consulting business through acquisitions and growth at CTS, partially offset by the adverse impact of transitioning certain products to a more competitive pricing structure and a data supply interruption in two of our new products in Japan.

     IMS's operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of IMS's services. IMS's operating costs grew 18.2% to $134,692 in the third quarter of 2002 from $113,909 in the third quarter of the prior year. The increase resulted primarily from higher data collection costs in the IMS Segment to support revenue growth and the investment in our global consulting business, and additional investment to support revenue growth at CTS.

IMS HEALTH INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

     Selling and administrative expenses consist primarily of the costs attributable to sales, marketing, client service and administration, including personnel, promotion, communications, management, finance and occupancy. IMS's selling and administrative expenses grew 17.5% during the third quarter of 2002 to $88,047 from $74,933 in the third quarter of the prior year primarily due to additional investment to support revenue growth at CTS.

     Depreciation and amortization charges increased by 3.5% to $16,403 in the third quarter of 2002 from $15,853 in the third quarter of 2001, arising from increased software amortization associated with new product development, partially offset by the fact that the Company ceased amortization of goodwill effective January 1, 2002 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") (as described in Note 6 to the unaudited Condensed Consolidated Financial Statements).

     Operating income for the third quarter of 2002 declined 0.7% to $122,620 from $123,442 in the third quarter of 2001. On a constant dollar basis operating income declined 1.4%.

     Net interest expense was $1,937 in the third quarter of 2002, compared with income of $86 in the third quarter of the prior year. The higher level of interest expense results from the recognition of cumulative interest income on the NMR receivable recorded during the third quarter of the prior year.

     During the third quarter of 2001, IMS decided to sell, and by August 29, 2001, completed the sale of 1,555 shares of Class A common stock of Gartner, Inc. ("Gartner Shares") to Gartner and its remaining holding in Gartner Shares to several institutional investors. The Company received aggregate proceeds of $65.2 million, or $9.88 per share, from these sales. The Company's original cost basis in these shares was $77.7 million, or $11.78 per share. These sales divested IMS of its then remaining equity interest in Gartner. The sale of shares to Gartner was part of Gartner's $75 million stock buyback program announced on July 19, 2001. These sales resulted in a pre-tax realized loss of $12,536 ($8,146, net of applicable taxes), which was recorded in two different lines in the income statement: (i) Income from Discontinued Operations of $72,344 ($47,025 net of applicable taxes), to reflect the difference between the fair market value at the date of the Gartner Spin-Off (July 26, 1999) and the book value of those shares; (ii) a loss from dispositions in continuing operations of $84,880 which was recorded as Loss on Gartner investment, to reflect the difference between the fair market value at the date of the Gartner Spin-Off and the disposal proceeds (see Note 5 to the unaudited Condensed Consolidated Financial Statements).

     Gains from investments, net, amounted to $1,200 in the third quarter of 2002 as compared to a loss of $2,969 in the third quarter of the prior year. The net gain in the third quarter of 2002 is due primarily to $4,901 of net gains realized on the sale of investments within IMS's Enterprises portfolio, partially offset by write downs related to other-than-temporary declines in value of the venture capital investments amounting to $2,713. The $2,969 loss recognized in the third quarter of 2001 related primarily to the write down of investments held within the Enterprises portfolio.

     A $3,940 net gain on the issuance of CTS and TriZetto stock, relating to the exercise of stock options by CTS and TriZetto employees, was recorded in the third quarter of 2002. This gain has been recognized in accordance with Staff Accounting Bulletin ("SAB") No. 51, "Accounting for Sales of Stock by a Subsidiary." A $3,082 net gain in the third quarter of the prior year resulted

IMS HEALTH INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

primarily from the issuance by CTS of shares relating to the exercise of employee stock options.

     Other expense, net, decreased in the third quarter of 2002 to $5,851 from $6,966 in the third quarter of the prior year, due to foreign exchange hedge gains in the current year, primarily resulting from the weakness of the U.S. dollar relative to the Japanese yen and the Euro and lower legal fees, partially offset by increased minority interest expense in 2002 for CTS.

     In the third quarter of 2002, the effective tax rate was 30.8%, compared to 32.0% in the third quarter of 2001. This is more fully described in Note 10 to the Condensed Consolidated Financial Statements (unaudited).

     A TriZetto equity loss, net, of $406 was recorded in the third quarter of 2002, compared with a net loss of $1,747 in the third quarter of 2001. The improvement resulted primarily from the absence of goodwill amortization expense in 2002 in accordance with SFAS No. 142 (see Note 6 to the unaudited Condensed Consolidated Financial Statements), and lower TriZetto reported operating losses.

RESULTS BY BUSINESS SEGMENT

IMS SEGMENT

     IMS Segment revenue was $306,048 in the third quarter of 2002, an increase of 6.4% from $287,734 in the prior year. Excluding the impact of a generally weaker U.S. dollar in the third quarter of 2002, revenue grew 4.3%. Sales Management revenue of $186,993 in the third quarter of 2002 reflects an increase of 3.3% from the prior year, and a growth of 1.0% on a constant-dollar basis, driven by new product sales, primarily EarlyView(TM) and Prescriber Validation(TM) in the United States, Xponent(R), Pharmascope(TM), Sales Analyzer(TM) and IMS Sales Strategy Evaluator(TM) in Europe, Xplorer.web(TM) in Canada and Weekly GP / Pharma(TM) in Japan. Market Research revenue improved 5.2% to $106,033 in the third quarter of 2002, and grew 3.7% constant dollar, reflecting growth from new clients and expansion of product capabilities. Other Services generated revenue of $13,023 in the third quarter of 2002, compared with $5,894 in the third quarter of 2001, primarily reflecting the impact of an acquisition in the Company's consulting business.

     IMS Segment operating income for the third quarter of 2002, after excluding legal fees associated with the European Union Litigation of $2,336 for the three months ending September 30, 2001, was $110,512, down 5.1% from the comparable period from prior year and down 5.9% constant-dollar. The constant-dollar decline resulted from higher data collection costs and the investment in our global consulting business, partially offset by higher revenues, the benefits of cost-reduction actions initiated in the fourth quarter of 2001, and the absence of goodwill amortization expense in 2002 (see Note 6 to the unaudited Condensed Consolidated Financial Statements).

CTS SEGMENT

     CTS revenue for the third quarter of 2002, net of inter-segment sales of $5,519, grew 37.9% to $55,714 from $40,403 in the comparable period of the prior year due to higher revenues from application management services. CTS operating income for the three months ended

IMS HEALTH INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

September 30, 2002 increased 29.9% to $12,108 from $9,323 in the comparable period of the prior year. The decrease in operating margin was due primarily to higher incentive compensation expense associated with better than expected performance.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

OPERATING RESULTS

     Operating revenue for the first nine months of 2002 grew 5.5% to $1,046,172 from $992,048 in the first nine months of the prior year. On a constant dollar basis, revenue growth was 6.2% in the nine months. The increase was primarily due to the introduction of new products at IMS, the expansion of the consulting business through acquisitions and growth at CTS (see Note 4 to the unaudited Condensed Consolidated Financial Statements).

     IMS's operating costs grew 14.3% to $412,851 in the first nine months of 2002 from $361,052 in the first nine months of the prior year. The increase resulted primarily from higher data collection costs in the IMS Segment to support revenue growth, the investment in our global consulting business and the additional investment to support revenue growth at CTS.

     IMS's selling and administrative expenses grew during the first nine months of 2002 to $270,603 from $253,508 in the first nine months of the prior year. Selling and administrative expenses grew at 6.7%, primarily due to additional investment to support revenue growth at CTS.

     Depreciation and amortization charges decreased by 13.0% to $43,836 in the first nine months of 2002 from $50,362 in the first nine months of 2001. The decline was due primarily to the fact that the Company ceased amortization of goodwill effective January 1, 2002 in accordance with SFAS No. 142 (see Note 6 to the unaudited Condensed Consolidated Financial Statements), and to the impact of the write down of certain deferred software costs to their net realizable value as part of the Severance, impairment and other charges recorded in the fourth quarter of 2001, partially offset by higher software amortization associated with new product development.

     Operating income for the first nine months of 2002 declined 2.5% to $318,882 from $327,126 in the first nine months of 2001. Excluding the impact of fluctuations in the U.S. dollar, primarily against the Japanese yen and the Euro, operating income was essentially flat.

     Net interest expense was $4,643 in the first nine months of 2002, compared with $8,748 in the first nine months of the prior year. The expense reduction resulted primarily from lower interest rates achieved on our borrowings.

     Gains from investments, net, amounted to a net gain of $2,450 in the first nine months of 2002. The net gain is due primarily to a $12,417 net gain realized on the sale of investments primarily within IMS's Enterprises portfolio offset by a $9,967 write down related to other-than-temporary declines in value of the venture capital and available for sale investments and other charges.
The net loss of $594 in the first nine months of 2001 was due primarily to the write down due to other-than-temporary declines in value of the venture capital investments in Enterprises, offset by IMS's disposal of IDRAC
Holdings Inc. ("IDRAC"), a non-strategic property providing information on

IMS HEALTH INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

pharmaceutical product registration, for a gain of $1,990.

     Gain on issuance of investees stock net amounted to $7,508 in the first nine months of 2002 versus $753 in the prior year. The increase relates primarily to an increase of $3,405 in SAB No. 51 gains relating to issuances of CTS stock and a decrease of $3,350 in SAB No. 51 losses on issuances of TriZetto shares.

     Other expense, net, increased in the first nine months of 2002 to $29,003 from $14,775 in the first nine months of the prior year, due to foreign exchange hedge losses in 2002, primarily related to the Japanese yen and the Euro and increased minority interest expense in 2002 for CTS, compared with the prior year.

     In the first nine months of 2002, the effective tax rate was 30.8% compared to 32.0% in the first nine months of 2001. This is more fully described in Note 10 to the Condensed Consolidated Financial Statements (unaudited).

     A TriZetto equity loss, net, of $701 was recorded in the first nine months of 2002, compared with a net loss of $5,547 in the first nine months of 2001. The improvement resulted from the absence of goodwill amortization expense in 2002 in accordance with SFAS No. 142 (see Note 6 to the unaudited Condensed Consolidated Financial Statements), and lower TriZetto reported operating losses.

RESULTS BY BUSINESS SEGMENT

IMS SEGMENT

     IMS Segment revenue was $899,662 in the first nine months of 2002, an increase of 3.3% from $871,245 in the comparable period of the prior year. Excluding the impact of fluctuations in the U.S. dollar in the first nine months of 2002, revenue grew 4.1%. Sales Management revenue of $546,345 in the first nine months of 2002 reflects an increase of 1.6% from the prior year, but grew 2.2% on a constant-dollar basis driven by new product sales, primarily EarlyView(TM) and Prescriber Validation(TM) in the United States, Xponent(R), Pharmascope(TM), Sales Analyzer(TM) and IMS Sales Strategy Evaluator(TM) in Europe, Xplorer.web(TM) in Canada and Weekly GP / Pharma(TM) in Japan. Market Research revenue increased 2.2% to $315,030 in the first nine months of 2002, but grew 2.8% constant dollar, reflecting growth from new clients and expansion of product capabilities. Other Services generated revenue of $38,288 in the first nine months of 2002, compared with $25,242 in the first nine months of 2001, primarily reflecting the impact of an acquisition in the Company's consulting business.

     IMS Segment operating income for the first nine months of 2002 was $286,926, down 4.5% from the comparable period from prior year, but down 3.1% on a constant-dollar basis. The constant-dollar decline resulted from higher data collection costs and the investment in our global consulting business, partially offset by higher revenues, the benefits of cost-reduction actions initiated in the fourth quarter of 2001, and the absence of goodwill amortization expense in 2002 (see Note 4 to the unaudited Condensed Consolidated Financial Statements).

IMS HEALTH INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

CTS SEGMENT

     CTS revenue for the first nine months of 2002, net of inter-segment sales of $15,565, grew 21.3% to $146,510 from $120,803 in the comparable period of the prior year due to higher revenues from application management services. CTS operating income for the nine months ended September 30, 2002 increased 20.2% to $31,956 from $26,586 in the comparable period of the prior year. However, operating margins decreased slightly due to higher incentive compensation expense associated with better than expected performance.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities amounted to $243,226 for the nine months ended September 30, 2002, a decrease of $1,405 over the comparable period in 2001. The decrease relates primarily to lower tax benefits from stock option exercises, a $10,530 cash receipt received in the prior year from Nielsen Media Research in respect of the Donnelley legacy tax contingency, for which there was no comparable receipt in 2002 and greater cash requirements in funding the Company's accounts receivable. Offsetting these items were lower cash requirements in funding the Company's accrued liabilities, primarily reduced bonus payments. During the first nine months of 2002, the Company paid approximately $27,467 under its Competitive Fitness Program ("the Program"), which was announced in the fourth quarter of 2001. Although the total cost of the Program is still expected to be in line with the original estimate, the total number of employees to be terminated will be lower by approximately 15%, but still represents over 10% of IMS employees.

     Net cash used in investing activities amounted to $71,538 for the nine months ended September 30, 2002, an increase in cash used of $60,871 over the comparable period in 2001. The greater cash requirements during 2002 relate primarily to $21,468 in higher spending on deferred software relating to new product development, a required $3,000 funding of a venture capital investment and cash receipts of $67,847 received in the prior year for proceeds from the sale of the Gartner investment and IDRAC Holdings Inc., for which there were no comparable receipts in 2002. These items were offset by an increase in proceeds received from the sales of investments of $19,758, lower payments for capital expenditures by $3,601, lower payments for business acquisitions by $4,185 and a decrease in cash used in other investing activities by $3,900.

     Net cash used in financing activities amounted to $52,742 for the nine months ended September 30, 2002, a decrease in cash used of $57,605 over the prior period. This was primarily due to $284,082 in higher borrowings used to fund the share repurchase program during 2002 as a result of $224,120 in lower proceeds received from the exercise of stock options in the prior year period.

     At September 30, 2002, the Company's Total Current Liabilities exceed its Total Current Assets by $20,694 primarily as a result of management's decision to maintain a greater proportion of short-term borrowings versus longer-term debt instruments. This strategy allows the Company to achieve lower borrowing costs while providing flexibility to repay debt with cash flow from operations and proceeds from the exercise of stock options and the liquidation of equity holdings. Based on estimated future cash flows from operations, the continued monetization of its venture capital investments, the ability to monetize other assets including its investment in CTS if the exchange offer is not consummated (see Note 15 to the unaudited Condensed Consolidated Financial

IMS HEALTH INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

Statements) as well as the Company's ability to utilize unused existing lines of credit (see Note 9 to the unaudited Condensed Consolidated Financial Statements), the Company believes it will have sufficient cash and other resources to fund its short-term and long-term business plans, including its current and long-term obligations, its contingent payments, its stock repurchase program and its operations.

     On July 19, 2000, the Board of Directors authorized a stock repurchase program to buy up to 40,000 shares, marking the fourth consecutive repurchase program the Company has implemented. Shares acquired through the repurchase program are open-market purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the first nine months of 2002, the Company repurchased approximately 13,700 shares of outstanding common stock at a total cost of $260,543. As of September 30, 2002, approximately 34,300 shares have been acquired under this program at a total cost of $777,699.

     IMS believes that its available funds, credit facilities and the cash flows expected to be generated from operations will be adequate to satisfy its current and planned operations and needs and contingent payments for at least the next 12 months including an estimate of approximately $9,000 to $14,000 in fees associated with the Cognizant Split-off (see Note 15 to the unaudited
Condensed Consolidated Financial Statements). IMS's ability to expand and grow its business in accordance with current plans, to make acquisitions, repurchase stock and to meet its long-term capital requirements beyond this 12-month period will depend on many factors, including the rate, if any, at which its cash flow increases, its ability and willingness to accomplish acquisitions, repurchase treasury stock and the availability to IMS of public and private debt and equity financing, including its current ability to secure bank lines of credit. IMS cannot be certain that additional financing, if required, will be available on terms favorable to it, if at all.

     Cash and cash equivalents include amounts at CTS of $123,082 and $84,977 as of September 30, 2002 and December 31, 2001, respectively. The Company owned 56.4% of the CTS common shares outstanding which represented 92.8% of the voting power at September 30, 2002. To access these cash and cash equivalents, the Company would have to require CTS to declare and pay a dividend. Furthermore, a portion of the dividend would be paid to the minority shareholders of CTS.

CHANGES IN CRITICAL ACCOUNTING POLICIES

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment at the reporting unit level. It also provides that intangible assets that have finite useful lives be amortized. There was no impairment of goodwill upon adoption of SFAS No. 142 and as such, the Company did not recognize a transition adjustment during the first half of 2002. The effect of adopting SFAS No. 142 is more fully explained in
Note 6 to the Condensed Consolidated Financial Statements (unaudited). Goodwill may become impaired as a result of several factors such as increased competition and lower demand for the Company's products and services.

IMS HEALTH INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. IMS is currently evaluating the financial impact of adoption of SFAS No. 146.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by IMS, contain statements which, in the opinion of IMS, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Quarterly Report and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, and all other statements regarding the intent, plans, beliefs or expectations of IMS or its directors or officers. Investors are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements. These risks and uncertainties include, but are not limited to, risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks; to the extent IMS seeks growth through acquisitions, alliances or joint ventures, the ability to identify, consummate and integrate acquisitions, alliances and ventures on satisfactory terms; the ability to develop new or advanced technologies, systems and products for their businesses on time and on a cost-effective basis including but not limited to those that use or are related to the Internet; the ability to identify and implement cost-containment measures; the ability to successfully maintain historic effective tax rates and to achieve estimated corporate overhead levels; competition, particularly in the markets for pharmaceutical information; regulatory, legislative and enforcement initiatives, particularly in the area of medical privacy and tax; the ability to obtain future financing on satisfactory terms; deterioration in economic conditions, particularly in the pharmaceutical, healthcare, or other industries in which IMS's customers may operate; consolidation in the pharmaceutical industry and the other industries in which IMS's customers operate; conditions in the securities markets which may effect the value or liquidity of portfolio investments, including the investment in TriZetto and management's estimates of lives of assets, recoverability of assets, fair market value, estimates and liabilities and accrued income tax benefits and liabilities; to the extent unforeseen cash needs arise, the ability to obtain financing on favorable terms; terrorist activity, the threat of such activity, and responses to and results of such activity and threats, including but not limited to effects, domestically and/or internationally, on IMS, its personnel and facilities, its customers and suppliers,

IMS HEALTH INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

financial markets and general economic conditions; the concentration of CTS's operations in India and the related geo-political risks of local and cross-border conflicts and uncertainties regarding the satisfaction or waiver of the conditions to the Exchange Offer and the effects on the Exchange Offer of market conditions, economic conditions, tax treatment, regulatory and legal requirements and the results of negotiations between CTS and IMS. Consequently, all the forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including, but not limited to, the information contained under this heading and the Condensed Consolidated Financial Statements (unaudited) and notes thereto for the three and nine month periods ended September 30, 2002 and by the material set forth under the headings "Business" and "Factors that May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. IMS is under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

IMS HEALTH INCORPORATED

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information in response to this Item is set forth in "Note 9. Financial Instruments" in the Notes to the Condensed Consolidated Financial Statements (unaudited) on pages 18 through 20 hereof.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Based on their evaluation as of a date within 90 days of the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) were effective as of such date to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN CONTROLS AND PROCEDURES

     Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

IMS HEALTH INCORPORATED

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information in response to this Item is incorporated by reference to the information set forth in "Note 8. Contingencies" in the Notes to the Condensed Consolidated Financial Statements (unaudited) on pages 12 through 18 hereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.1 IMS Health Incorporated Executive Deferred Compensation Plan as Amended and Restated August 1, 2002.

          10.2 1998 IMS Health Incorporated Non-Employee Directors' Deferred Compensation Plan as Amended and Restated Through August 1, 2002.

     (b)  Reports on 8-K:

          On August 12, 2002, the Company filed a Current Report on Form 8-K whereby the Company made a disclosure under Item 9, Regulation FD Disclosure, relating to the announcement that its Chief Executive Officer and the Chief Financial Officer had filed sworn statements with the Securities and Exchange Commission in compliance with SEC Order No. 4-460 and Section 906 of the Sarbanes-Oxley Act of 2002.

IMS HEALTH INCORPORATED

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IMS Health Incorporated


                                  By:   /s/ Nancy E. Cooper
Date: November 14, 2002                 Nancy E. Cooper
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)


                                        /s/ Leslye G. Katz
Date: November 14, 2002                 Leslye G. Katz
                                        Vice President, Controller
                                        (principal accounting officer)

IMS HEALTH INCORPORATED

                                 CERTIFICATIONS

I, David M. Thomas, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of IMS Health
     Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      /s/ David M. Thomas
                                      --------------------------------------
Date: November 14, 2002               David M. Thomas
                                      Chairman and Chief Executive Officer

IMS HEALTH INCORPORATED

I, Nancy E. Cooper, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of IMS Health
     Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         /s/ Nancy E. Cooper
                                         --------------------------------
Date: November 14, 2002                  Nancy E. Cooper
                                         Senior Vice President and
                                         Chief Financial Officer