Form 10-K
period 2002-12-31
IMS HEALTH INC
filed 2003-03-14
CIK 1058083

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-14049

IMS Health Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	06-1506026 (IRS Employer Identification No.)
1499 Post Road, Fairfield, Connecticut (Address of principal executive offices)	06824 (Zip Code)
Registrant's telephone number, including area code: (203) 319-4700
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes /X/ No / /

        As of March 1, 2003, 244,302,319 shares of Common Stock of IMS Health Incorporated were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon its closing transaction price on the Composite Tape on such date) was approximately $3,664 million. This value was calculated by excluding all shares held by directors and executive officers of the Registrant but the Registrant does not concede that all such persons are "affiliates" of the Registrant for purposes of federal securities laws.

(Continued)

DOCUMENTS INCORPORATED BY REFERENCE

PART I
Item 1	—Business	"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report to Shareholders.

"Note 1. Basis of Presentation," "Note 4. Investment in Gartner, Inc. ("Gartner") Stock," "Note 5. Acquisitions and Dispositions," "Note 8. Spin-Off of Synavant," "Note 13. Investments in Equity Investees," "Note 17. Employee Stock Plans," "Note 21. Contingencies," "Note 23. Operations by Business Segment" and "Note 24. Subsequent Events" to the Consolidated Financial Statements in the 2002 Annual Report to Shareholders.
Item 2	—Properties
Item 3	—Legal Proceedings	"Note 21. Contingencies" to the Consolidated Financial Statements in the 2002 Annual Report to Shareholders.
PART II
Item 5	—Market for the Registrant's Common Equity and Related Stockholder Matters	"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report to Shareholders.
Item 6	—Selected Financial Data	"Five-Year Selected Financial Data" in the 2002 Annual Report to Shareholders.
Item 7	—Management's Discussion and Analysis of Financial Condition and Results of Operations	"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report to Shareholders.
Item 7A	—Quantitative and Qualitative Disclosure About Market Risk
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 15. Financial Instruments" to the Consolidated Financial Statements in the 2002 Annual Report to Shareholders.
Item 8	—Financial Statements and Supplementary Data	Consolidated Financial Statements and Notes thereto in the 2002 Annual Report to Shareholders.
PART III
Item 10	—Directors and Executive Officers of the Registrant
Sections entitled "Proposal No. 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement (the "Proxy Statement") relating to its Annual Meeting of Shareholders to be held on May 2, 2003.
Item 11	—Executive Compensation	Section entitled "Compensation of Executive Officers" in the Proxy Statement.
Item 12	—Security Ownership of Certain Beneficial Owners and Management and Stockholder Matters	Section entitled "Security Ownership of Management and Others" in the Proxy Statement.

The Index to Exhibits is located on Pages 21 to 25

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

        Cognizant began operating as an independent publicly-held company on November 1, 1996 as a result of its spin-off from the corporation now known as "R.H. Donnelley Corporation" and previously known as "The Dun & Bradstreet Corporation."

        IMS operates in more than 100 countries and, at December 31, 2002, consisted of the following business segments:

•
The IMS Segment is a leading global provider of market information, sales management and decision-support services to the pharmaceutical and healthcare industries. Its key products include sales management information to optimize sales force productivity, marketing effectiveness research for prescription and over-the-counter pharmaceutical products, consulting and other services. The IMS Segment is managed on a global business model with global leaders for the majority of its critical business processes. In addition, the IMS Segment includes IMS's venture capital unit, Enterprise Associates, LLC ("Enterprises"), which is focused on investments in emerging businesses, and IMS's 26.4% equity interest in The TriZetto Group, Inc. ("TriZetto").

•
The Cognizant Technology Solutions Corporation Segment ("CTS") provides custom Information Technology ("IT") design, development, integration and maintenance services. CTS's core competencies include web-centric applications, data warehousing, component-based development and legacy and client-server systems. CTS provides the IT services it offers using an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located in India and Ireland. CTS is a publicly traded corporation on the Nasdaq National Market System. IMS owned 55.3% of the common shares outstanding of CTS (92.5% of the outstanding voting power) as of December 31, 2002. IMS accounted for CTS as a consolidated subsidiary during each of the years ended December 31, 2002, 2001 and 2000. IMS divested CTS during the first quarter of 2003. See "CTS Segment" below and Note 24 to the Consolidated Financial Statements in the 2002 Annual Report to Shareholders.

        During the year ended December 31, 2000, IMS also included:

•
The Transaction Businesses Segment, which consisted of: (a) Synavant, Inc., which serves the pharmaceutical industry by developing and selling pharmaceutical relationship management solutions that support sales and marketing decision-making; (b) Erisco Managed Care Technologies, Inc. ("Erisco"), a leading supplier of software- based administrative and analytical solutions to the managed care industry; and (c) three small non-strategic software businesses. IMS spun off the Synavant business on August 31, 2000 and sold Erisco to TriZetto and entered into a strategic alliance with TriZetto on October 3, 2000. IMS also divested or discontinued the other small non-strategic software businesses.

        The Consolidated Financial Statements of IMS have been reclassified for all periods presented to reflect the Transaction Businesses Segment as a discontinued operation. Additional information regarding the Transaction Businesses Segment is contained in the "Management's Discussion and Analysis of Financial Condition and Results of

Operations" section, and in Note 23 to the Consolidated Financial Statements in the 2002 Annual Report to Shareholders.

        On July 26, 1999, IMS completed a spin-off of the majority of its equity investment in Gartner, Inc. ("Gartner", formerly known as "Gartner Group, Inc.") to IMS shareholders. The Consolidated Financial Statements of IMS have been reclassified for all periods presented to reflect the Gartner equity investment as a discontinued operation. During the third quarter of 2001, IMS sold its remaining interests in Gartner.

        Segment financial information, including financial information about domestic and foreign generated revenue, is included in Note 23 to the Consolidated Financial Statements in the 2002 Annual Report to Shareholders.

        Additional information regarding changes to and the development of the business of IMS is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, and in Notes 1, 4, 5, 8, 13, 17, 21, 23 and 24 to the Consolidated Financial Statements in the 2002 Annual Report to Shareholders.

IMS Segment

        The IMS Segment provides sales management and market research information services to the pharmaceutical and healthcare industries worldwide. The IMS Segment provides information services covering more than 100 countries and maintains offices in 76 countries on six continents, with 59% of total 2002 IMS Segment revenue generated outside the United States. IMS Segment revenue represented 85% of consolidated revenue in 2002.

IMS Services

        Sales management services represented more than 60% of the IMS Segment's worldwide revenue in 2002. Sales management services include sales territory reports, prescription tracking reports and self-medication services. Sales management services are used principally by pharmaceutical manufacturers to measure and forecast the effectiveness and efficiency of sales representatives and to target the marketing and sales efforts of a client's sales force. They are also used by customers to compensate pharmaceutical sales forces. Sales management services are made available to clients and their sales representatives and management via hardcopy reports, CD-ROMs, software application tools, computer on-line services, web-based access and magnetic media for use in client computer systems and IMS's customized electronic workstations. IMS's data delivery systems help clients to maximize efficiency by aiding in the setting of sales targets and calculation of sales commissions; giving fast access to sales data and permitting more sophisticated analyses; improving call reporting; and improving communication between sales management and their sales forces. In the United States, IMS has several customized client decision support systems that allow a client to store large amounts of data at its own site and integrate its own internal sales and marketing data with IMS data and other external data. IMS's principal sales management services are as follows:

  •
  Sales Territory Reporting Services.  Sales territory reporting is the principal sales management service offered by IMS to its pharmaceutical clients. Sales territory reports can be precisely tailored for each client, and measure the sales of a client's own products and those of competitors within specified geographical configurations. These reports are designed to provide marketing and sales managers with a reliable measurement of each salesperson's activity and effectiveness in his or her sales territory. Xplorer Web™, a web-based platform, enables decision makers easy and immediate measurement of activity by integrating unique sets of IMS customer-level prescription and sales intelligence, along with the client's proprietary segmentation, call plan, promotional activity and territory sales goals. IMS's sales territory reporting services cover more than 50 countries and are used by IMS customers for applications such as sales-force compensation, resource allocation, territory alignment, market analyses and distribution management. Reports are available to clients with a variety of frequencies such as: on a weekly, monthly and quarterly basis. In the United States, sales territory reports from IMS's DDD™ service allow pharmaceutical clients to track the flow of sales for their products and those of their competitors to various levels of geography and channels of distribution. The DDD database contains data on sales of pharmaceutical products through all distribution channels, including direct sales by pharmaceutical manufacturers and indirect sales through drug wholesalers, mail service distributors, warehousing chains and other specialty distributors.

  •
  Prescription Tracking Reporting Services.  Prescription tracking reporting services are designed to monitor prescription activity and to track the movement of pharmaceutical products out of retail channels. Prescription tracking services are used by pharmaceutical companies to facilitate product marketing at the prescriber level. In the United States, the Xponent® service monitors prescription activity from retail pharmacies, long-term care and mail service pharmacies using a patented statistical methodology to project the prescription activity of nearly 1.2 million individual prescribers on a monthly basis. Xponent is available in over five European countries. The European Xponent database is built from prescription data collected from retail pharmacies and coding centers which are linked to the geographical area in which the prescription was written. The IMS Segment also offers EarlyView™, a sales optimization solution, providing weekly prescriber level activity, prescribing and competitive trends and alerts for client's key prescribers directly to clients' sales representatives electronically.

  •
  Self-Medication Services.  These services provide detailed product movement, market share and pricing information for over-the-counter personal care, patient care and nutritional products. The IMS Segment publishes self-medication reports covering 24 countries and provides related services. PharmaTrend™, the IMS Segment's tracking service for over-the-counter pharmaceutical products purchased by consumers, is available in 12 European countries.

        Market research services represented approximately 35% of the IMS Segment's worldwide revenue in 2002. The principal market research services are multinational integrated analytical tools, and syndicated pharmaceutical, medical, hospital, promotional and prescription audits. Market research services are utilized by clients for various strategic purposes, including analyzing market shares, therapeutic prescribing trends and price movements at the national and sub-national levels. The information reported in these services is generated or derived from data collected primarily from pharmaceutical manufacturers, pharmaceutical wholesalers, pharmacies, hospitals and doctors. Market research services are delivered to clients via hardcopy reports, CD-ROMs, software application tools, computer on-line services, and magnetic media for use in client computer systems and the IMS Segment's customized electronic workstations. The IMS Segment's principal market research services are as follows:

  •
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

  •
  Medical Audits.  These audits are based on information collected from panels of practicing physicians and contain projected national estimates of the number of consultations for each diagnosed disease with details of the therapy prescribed. These audits also analyze the use physicians make of individual drugs by listing the diseases for which they are prescribed, the potential therapeutic action the physician is expecting, other drugs prescribed at the same time, and estimates of the total number of drugs used for each disease. IMS publishes medical audits covering over 50 countries.

  •
  Hospital Audits.  These audits contain data projected to national and regional estimates and show the sale of pharmaceutical products to hospitals by therapeutic class. Related reports provide audits of laboratory diagnostic supplies, hospital supplies and hospital records. IMS publishes hospital audits covering nearly 40 countries.

  •
  Promotional Audits.  These audits measure pharmaceutical promotion for a particular market, including sales-force promotion and journal and mail advertising, based on information received from panels of physicians and from monitoring medical journals and direct mail. IMS publishes promotional audit reports covering over 20 countries.

  •
  Prescription Audits.  These audits analyze the rate at which drugs move out of the pharmacy and into the hands of the consumer, and measure both what is prescribed by physicians and what is actually dispensed at the pharmacy. IMS publishes prescription audits covering over 20 countries.

  •
  MIDAS® Services.  MIDAS is an on-line multinational integrated data analysis tool that harnesses IMS's worldwide databases and is used by the pharmaceutical industry to assess and utilize pharmaceutical information and trends in multiple markets. MIDAS gives clients on-line access to IMS compiled pharmaceutical, medical, promotional and chemical data. Using MIDAS, clients are able to view information from the national databases compiled by IMS and produce statistical reports in the format required by the client. MIDAS is available in nearly 80 countries.

  •
  Other Market Research Reports.  These include managed care reports, which offer an array of information to quantify the effects of managed care on the pharmaceutical and healthcare industry; Market Research Publications including the Pharmaceutical World Review™; personal care reports, which measure the sale of healthcare accessories, wound care and dietetic aids; and reports on bulk chemical shipments and molecules for R&D. IMS has developed, in certain countries, disease and treatment information at the patient level (in which information is not identifiable at the individual patient level) that gives participants in the healthcare industry new insights into the treatment of diseases. The availability, scope and frequency of the foregoing reports vary on a country-by-country basis.

        The remaining 4% of the IMS Segment's 2002 revenue was derived primarily through professional consulting and services. IMS provides pharmaceutical and other clients with a range of value-added services that are used (i) to study specific issues and trends in the pharmaceutical marketplace and the healthcare industry, (ii) to manage sales and marketing, (iii) to evaluate the effectiveness of marketing programs, (iv) to analyze components of a product marketing program at any stage of its implementation, and (v) for consultancy in optimizing strategy, marketing programs and product commercialization. These services include:

  •
  Professional Consulting Services.  The IMS Segment's professional consulting services are provided to help pharmaceutical clients analyze and evaluate market trends, strategies and tactics, and to assist in the development and implementation of customized software applications and data warehouse tools. The IMS Segment's professional consulting services provide a wide range of custom market research, promotion optimization, promotion effectiveness, managed care and other advanced analytics services for the pharmaceutical and healthcare marketplace. The professional services consulting group also helps clients to design customized decision-support systems based on a variety of cutting-edge technologies, for the purpose of leveraging the IMS Segment data more rapidly. Outside of the United States, consulting services are offered on a country-by-country basis.

IMS Data Suppliers

        Over the past four decades, the IMS Segment generally has developed and maintained strong relationships with its data suppliers in each market in which it operates. IMS has historical connections with many of the relevant trade associations and professional associations, including for example, in the United States, where it has been designated as a database licensee by the American Medical Association ("AMA") for use and sublicensing of the AMA's physician database. As the supply of pharmaceutical data is critical to the IMS Segment's business, IMS devotes significant human and financial resources to its data collection efforts. Currently, the segment is working to address adverse data supply issues with respect to two products in Japan.

IMS Customers

        Sales to the pharmaceutical industry accounted for substantially all of the IMS Segment's revenue in 2002. All major pharmaceutical and biotechnology companies are customers of the IMS Segment, and many of the companies subscribe to reports and services in several countries. The IMS Segment's customer base is broad in scope and enables it to avoid dependence on any single customer. None of the IMS Segment's customers accounted for more than 10% of the Company's gross revenues in 2002, 2001 and 2000.

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

IMS Foreign Operations

        As indicated above, the IMS Segment and its subsidiaries engage in a significant portion of their business outside of the United States. The IMS Segment provides information services covering more than 100 countries and maintains offices in 76 countries on six continents, with 59% of total 2002 revenue and a significant portion of its operating income generated outside the United States. The IMS Segment's foreign operations are subject to the usual risks inherent in carrying on business outside of the United States, including fluctuation in relative currency values, possible nationalization, expropriation, price controls and other restrictive government actions. IMS believes that the risk of nationalization or expropriation is reduced because its products are software, services and information, rather than the production of products that require manufacturing facilities or the use of natural resources.

IMS Intellectual Property

        The IMS Segment owns and controls a number of trade secrets, confidential information, trademarks, trade names, copyrights, patents and other intellectual property rights which, in the aggregate, are of material importance to its business. The IMS Segment owns two significant U.S. patents relating to its Xponent product, U.S. Patent Nos. 5,420,786 and 5,781,893, each having a remaining life of eleven years. The IMS Segment also has numerous trade secrets relating to data processing that are of material importance to its business. Management believes that the "IMS" name and related names, marks and logos are of material importance to IMS. IMS is licensed to use certain technology and other intellectual property rights owned and controlled by others, and similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by IMS. The technology and other intellectual property rights licensed by IMS are of importance to its business, although management of IMS believes that IMS's business, as a whole, is not dependent upon any one intellectual property or group of such properties.

        The names of IMS's and its subsidiaries' products and services referred to herein are trademarks, service marks, registered trademarks or registered service marks owned by or licensed to IMS or one of its subsidiaries.

IMS Employees

        The IMS Segment had approximately 5,900 employees worldwide as of December 31, 2002. Almost all of these employees are full-time. None of the Company's U.S. employees are represented by a union. In Austria, Belgium, France, Germany, Italy, the Netherlands and Spain, the Company has Works Councils, which are a legal requirement in those countries. The Company also has a European Works Council, which is a requirement under European Union laws. Management considers its relations with its employees to be good and to have been maintained in a normal and customary manner.

Corporate

        IMS currently maintains its corporate center in Fairfield, Connecticut and a global Shared Services facility located in Allentown, Pennsylvania. Other components of the IMS Segment are:

  •
  Enterprises.  Enterprises has investments in venture capital funds that invest in emerging businesses, with an emphasis on information technology and the healthcare information industry. It has invested as a limited partner in Information Partners Capital Fund, Information Associates, L.P. and Information Associates II, L.P., all of which are venture capital limited partnerships. Enterprises also has a limited number of direct investments.

  •
  TriZetto.  The Company owns 12,142,857 of the common shares of TriZetto, which it received as consideration for the sale of Erisco to TriZetto on October 3, 2000. IMS's ownership interest in TriZetto represented 26.4% of the outstanding shares of TriZetto as of December 31, 2002. TriZetto is a publicly-traded information technology and services company (NASDAQ: TZIX) focused on the healthcare industry. TriZetto delivers proprietary and third-party software on a licensed or hosted basis, as well as outsourcing and consulting services. TriZetto's target markets include health plans, benefits administrators and physician groups, according to publicly available information. For additional information regarding TriZetto, see TriZetto's Annual Report on Form 10-K for the year ended December 31, 2002 and its other filings with the Securities and Exchange Commission. IMS accounts for its ownership interest in TriZetto under the equity method. See Note 13 to Consolidated Financial Statements in the 2002 Annual Report to Shareholders.

CTS Segment

        The CTS Segment provides custom IT design, development, integration and maintenance services. CTS's core competencies include web-centric applications, data warehousing, component-based development and legacy and client-server systems. CTS provides the IT services it offers using an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located in India and Ireland. CTS is a publicly traded corporation on the Nasdaq National Market System (NASDAQ: CTSH). IMS owned 55.3% of the common shares of CTS (92.5% of the outstanding voting power) as of December 31, 2002. CTS Segment revenue (net of inter segment sales) represented 14.6% of consolidated revenue in 2002.

        On January 9, 2003, the Company commenced an exchange offer to distribute its majority interest in CTS. The Company offered to exchange 0.309 shares of CTS class B common shares for each share of IMS that was tendered. The exchange offer, which was oversubscribed, expired on February 6, 2003. Under terms of the offer, the Company accepted 36,540,129 tendered IMS common shares in exchange for all 11,290,900 CTS common shares that IMS owned. As the offer was oversubscribed, the Company accepted tendered IMS shares on a pro-rata basis in proportion to the number of shares tendered. The proration factor was 21.115717%. As a result of this exchange offer, IMS no longer has any continuing ownership interest in CTS and reacquired approximately 35.0 million shares of IMS common stock.

        In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company will record the results of CTS through the disposition date and the gain as discontinued operations in the Consolidated Statement of Income for the quarter ended March 31, 2003.

        For additional information regarding CTS, see CTS's Annual Report on Form 10-K for the year ended December 31, 2002 and its other filings with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        From time to time, information and statements provided by the Company may contain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. The Company cautions shareholders and investors that actual results may differ materially from those projected or suggested in any forward-looking statement as a result of a wide variety of factors, including but not limited to the factors set forth below and under the caption "Forward Looking Statements" in the Company's 2002 Annual Report to Shareholders, which is incorporated herein by reference:

  •
  Results could be affected by the costs and other effects of litigation and other contingencies involving the Company. In particular, management of the Company is unable to predict at this time the final outcome of the Information Resources Litigation, the Matters before the European Commission and the various tax and other matters described in Notes 21 and 24 to the Consolidated Financial Statements in the 2002 Annual Report to Shareholders, or whether the resolution of these matters could materially affect the Company's financial position, results of operations or cash flows.

  •
  The Company operates globally, deriving more than half of its 2002 revenue from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar-denominated operating results. Emerging markets currencies tend to be considerably less stable than in established markets, which may further contribute to volatility in operating results. In addition, the Company is subject to the usual risks inherent in carrying on business in certain countries outside the United States, including possible nationalization, expropriation, price controls or other restrictive government actions. Management believes that the risk of nationalization or expropriation is reduced because its basic service is the delivery of information, rather than the production of products which require manufacturing facilities or use of natural resources.

  •
  The Company competes in businesses which demand or sell sophisticated information systems, software and other technology, including the technology utilized to deliver products and services. The types of systems which the Company's businesses require or sell can be expected to be subject to refinements, some of which may be major, as such systems and underlying technologies are upgraded or advanced or new technologies are introduced. There can be no guarantee that as various systems and technologies become outdated, the Company will be able to replace them, to replace them as quickly as the Company's competition or develop and market new and better products and services and technology in the future on time and on a cost-effective basis. Further, there can be no guarantee regarding the degree and rate of which customers will adopt new technologies or products that may result in the Company not achieving the benefits that might have been anticipated from such new technologies or products.

  •
  Currently, the Company's assets include an equity investment in TriZetto consisting of 12,142,857 shares of TriZetto common stock, which represented 26.4% of the outstanding shares of TriZetto common stock at December 31, 2002, as well as, directly or through its investment in various limited partnerships, shares of various other companies, both public and private. Variations will occur in the market value of the Company's securities, and such variations may have an impact on the trading price of the Company's Common Stock. The results of operations of TriZetto may be subject to the various factors described in its reports filed with the SEC from time to time. In the fourth quarter of 2002, the Company recorded an impairment charge of approximately $26 million (net of taxes of approximately $17 million) to write down the Company's investment in Trizetto following the continued significant decline in the market value of TriZetto shares below the Company's carrying value, including a further substantial decline subsequent to December 31, 2002. Declines in the value of the Company's TriZetto investment subsequent to December 31, 2002, which the Company determines to be other than temporary, will have an impact on the Company's operating results in the period in which such determination is made.

  •
  The Company and its predecessors have entered, and the Company continues to enter, into global tax planning initiatives in the normal course of their businesses. These activities are subject to review by applicable tax authorities and courts. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to the Company, including those tax related matters described in Notes 21 and 24 to the Consolidated Financial Statements in the 2002 Annual Report to Shareholders.

  •
  A number of countries in which the Company operates have enacted regulations limiting the prices pharmaceutical companies may charge for drugs. The Company believes that such cost containment measures will cause pharmaceutical companies to seek more effective means of marketing their products (which will benefit the Company in the medium and long-term). However, such governmental regulation may cause pharmaceutical companies to revise or reduce their marketing programs in the near term, which may in turn reduce the demand for certain of the Company's products and services.

  •
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

  •
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

  •
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

  •
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

  •
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

  •
  An important aspect of the Company's business strategy in the past has been growth through acquisitions or joint ventures, and, although the Company expects to continue to pursue acquisitions and joint ventures, there can be no assurance that management of the Company will be able to identify and consummate acquisitions or joint ventures on satisfactory terms. Furthermore, every acquisition or joint venture will entail some degree of uncertainty and risk and, even if consummated, may not produce the operating results or increases in value over time which were expected at the time of acquisition or joint venture. In addition, some acquisitions will have contingent consideration components that may require the Company to pay additional amounts in the future in relation to future performance results of the acquired business.

  •
  The Company's results could be adversely affected by general or specific weakening of economic conditions, including weak economic conditions in the pharmaceutical, healthcare, information technology or other industries in which the Company's customers operate.

Available Information

        The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The Company's Internet address is http://www.IMSHEALTH.com.

Item 2. Properties

        The principal properties of the Company as at December 31, 2002 are set forth below.

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

        The operations of the IMS Segment are also conducted from nine leased offices located throughout the United States and eighty-nine leased offices in non-United States locations.

        IMS owns or leases a variety of computers and other equipment for its operational needs. The Company continues to upgrade and expand its computers and related equipment in order to increase efficiency, enhance reliability and provide the necessary base for business expansion.

CTS Segment

        Headquartered in Teaneck, New Jersey, operations are conducted from nine leased office locations in the United States and Canada (aggregating approximately 56,000 square feet), four leased European locations (aggregating approximately 13,000 square feet) and fifteen leased / owned Asian locations (aggregating approximately 1,076,000 square feet), which are primarily located in India. For additional information regarding the properties of CTS, see CTS's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3. Legal Proceedings

        Reference is made to "Note 21. Contingencies" and "Note 24. Subsequent Events" of the Notes to the Consolidated Financial Statements on pages 45 to 49 and 52 to 53, respectively, in the 2002 Annual Report to Shareholders, which are incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT*

        Officers are appointed by the Board of Directors to hold office until their respective successors are chosen and qualified. Listed below are the executive officers of IMS at March 14, 2003 and brief summaries of their business experience during the past five years.

Name	Title	Age
David M. Thomas	Chairman and Chief Executive Officer**	53
David R. Carlucci	President and Chief Operating Officer	48
Gilles V. J. Pajot	Executive Vice President and President, IMS European Region	53
Gary W. Noon	President, IMS U.S.	49
Nancy E. Cooper	Senior Vice President and Chief Financial Officer	49
Robert H. Steinfeld	Senior Vice President, General Counsel and Corporate Secretary	49
John R. Walsh	Vice President and Treasurer	48
Leslye G. Katz	Vice President and Controller	48
Murray L. Aitken	Senior Vice President, IMS Global Consulting and Services	44

*
Set forth as a separate item pursuant to Item 401(b) of the Securities and Exchange Commission's Regulation S-K.

**
Member of the Board of Directors.

        Mr. Thomas was appointed Chairman, Chief Executive Officer and President of IMS in November, 2000 and Chairman and Chief Executive Officer in October, 2002. Prior to that, he was Senior Vice President/Group Executive at IBM, responsible for the global Personal Systems Group, from January, 1998 to September, 2000. Mr. Thomas also was a member of the IBM Corporate Executive Committee, which oversees all IBM operations worldwide. Joining IBM in 1972, Mr. Thomas held progressively responsible executive positions at the company, including General Manager, IBM North America from October, 1995 to January, 1996, and General Manager, Global Industries from January, 1996 to January, 1998.

        Mr. Carlucci was appointed President and Chief Operating Officer in October, 2002. Before joining IMS, Mr. Carlucci was General Manager, IBM Americas, which comprises all of IBM's sales and distribution operations in the U.S., Canada and Latin America from January, 2000 until January, 2002. Prior to that, Mr. Carlucci held roles of increasing responsibility at IBM, including General Manager, IBM's S/390 Division from January, 1998 to January, 2000; Chief Information Officer from February, 1997 to January, 1998; General Manager, IBM Printing Systems Company from July, 1995 to January, 1997; Vice President, systems, industries and services, Asia Pacific from January, 1993 to July, 1995; and Vice President, marketing and channel management, IBM Personal Computer Company — North America from February, 1990 to December, 1992. He joined IBM in 1976 as a Sales Representative.

        Mr. Pajot was appointed Executive Vice President of IMS in November, 2000. He joined the Company as President of IMS Europe Region in December, 1997. Previously, Mr. Pajot worked for 20 years with Pharmacia &

Upjohn and its predecessor company, serving as Senior Vice President at Pharmacia & Upjohn from July, 1997 to December, 1997, with responsibility for global restructuring initiatives following the 1995 merger of Pharmacia & Upjohn. From November, 1995 to July, 1997, he was Senior Vice President of Pharmacia & Upjohn's Europe, Middle East and Africa Region. Prior to that, he served as Executive Vice President, Worldwide Pharmacia AB from September, 1994 to November, 1995.

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

        Ms. Cooper was appointed Senior Vice President and Chief Financial Officer of IMS in December, 2001. Prior to that, she served as Chief Financial Officer at Reciprocal, Inc., a leading digital distribution infrastructure enabler, from July, 2000 to October, 2001. From September, 1998 to July, 2000, Ms. Cooper was Chief Financial Officer of Pitney Bowes Credit Corporation. She served as a Partner at General Atlantic Partners, a private equity firm focused on software and investments, from January to July, 1998. Prior to that, she spent 22 years at IBM in various positions of increasing responsibility, including Director of Financial Management Systems, Pricing and Financial Planning from 1982 to 1992, and Controller and Treasurer and Financial Director at IBM Credit Corporation from September, 1992 to January, 1995, Assistant Controller of IBM in 1996 and Chief Financial Officer of IBM Global Industries in 1997.

        Mr. Steinfeld was appointed Senior Vice President, General Counsel and Corporate Secretary in November, 2000. He was appointed Vice President, Taxes in April, 1998, and named Senior Vice President, Tax and Corporate Development in August, 2000. Mr. Steinfeld joined Cognizant Corporation in February, 1997 as Director of Taxes. From September, 1993 to February, 1997, he was Vice President, Taxation at Ultramar Corporation, a multinational petroleum refining and marketing company. From 1991 to 1993, he served as Vice President, Taxes at GAF Corporation and its publicly traded subsidiary, International Specialty Products, Inc. Prior to that, Mr. Steinfeld was a Partner and Chairman of the Tax Department at the law firm of Webster & Sheffield.

        Mr. Walsh was appointed Vice President, Investor Relations in July, 1998, Vice President, Investor Relations and Acting Treasurer in November, 2001 and Vice President and Treasurer July, 2002. Previously, he was Director-Finance of Cognizant Corporation from April, 1997 to June, 1998. Prior to that he served in various capacities in Finance for MCI Communications Corporation from April, 1985 to April, 1997.

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

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        Information in response to this Item is set forth under "IMS Health Common Stock Information" and "Dividends" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 in the 2002 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 6. Selected Financial Data

        Selected financial data required by this Item is incorporated herein by reference to the information relating to the years 1998 through 2002 set forth in the "Five-Year Selected Financial Data" on page 55 in the 2002 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Information in response to this Item is set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1 to 15 in the 2002 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

        Information in response to this Item is set forth under Market Risk in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 and 11 and in "Note 15. Financial Instruments" of Notes to Consolidated Financial Statements on pages 37 and 38 in the 2002 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        See Index to Consolidated Financial Statements and Schedule under Item 15 on page 18.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information about the Company's directors and nominees in response to this Item will be set forth in the section entitled "Proposal No. 1: Election of Directors" in the Company's Definitive Proxy Statement (the "2003 Proxy Statement") relating to its Annual Meeting of Shareholders to be held on May 2, 2003, which information is incorporated herein by reference. Information about the Company's executive officers is set forth in the section entitled "Executive Officers of the Registrant" on pages 10 and 11 of this report.

        Information about the filing of reports by the Company's directors, executive officers and 10% stockholders under Section 16(a) of the Exchange Act will be set forth under the section "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement.

Item 11. Executive Compensation

        Information in response to this Item will be set forth in the section entitled "Compensation of Executive Officers" in the Company's 2003 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information in response to this Item will be set forth in the sections entitled "Security Ownership of Management and Others" and "Equity Compensation Plan Information" in the Company's 2003 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Not applicable.

Item 14. Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

          The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

  (b)
  Changes in Internal Controls

          Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  List of documents filed as part of this report.

  (1)
  Consolidated Financial Statements.

      See Index to Consolidated Financial Statements and Schedule on page 18.

    (2)
    Consolidated Financial Statement Schedule.

      See Index to Consolidated Financial Statements and Schedule on page 18.

    (3)
    Other Financial Information.

      Five-Year Selected Financial Data. See Index to Consolidated Financial Statements and Schedule on page 18.

  (b)
  Reports on Form 8-K.

    None.

  (c)
  Exhibits.

    See Index to Exhibits on pages 21 to 25, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits. Only responsive information appearing on pages 1 through 53 to Exhibit 13 is incorporated herein by reference, and no other information appearing in Exhibit 13 is or shall be deemed to be filed as part of this Form 10-K.

  (d)
  Financial Statement Schedule.

    See Index to Consolidated Financial Statements and Schedule on page 18.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMS HEALTH INCORPORATED (Registrant)
By:	/s/ DAVID M. THOMAS David M. Thomas Chairman and Chief Executive Officer

Date: March 14, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DAVID M. THOMAS (David M. Thomas, Chairman, Chief Executive Officer and Director) (principal executive officer)	/s/ ROBERT J. KAMERSCHEN (Robert J. Kamerschen, Director)
/s/ NANCY E. COOPER (Nancy E. Cooper, Senior Vice President and Chief Financial Officer) (principal financial officer)	/s/ H. EUGENE LOCKHART (H. Eugene Lockhart, Director)
/s/ LESLYE G. KATZ (Leslye G. Katz, Vice President, Controller) (principal accounting officer)	/s/ M. BERNARD PUCKETT (M. Bernard Puckett, Director)
/s/ CONSTANTINE L. CLEMENTE (Constantine L. Clemente, Director)	/s/ WILLIAM C. VAN FAASEN (William C. Van Faasen, Director)
/s/ JAMES D. EDWARDS (James D. Edwards, Director)
/s/ KATHRYN E. GIUSTI (Kathryn E. Giusti, Director)
/s/ JOHN P. IMLAY, JR. (John P. Imlay, Jr., Director)

Date: March 14, 2003

CEO CERTIFICATION

I, David M. Thomas, certify that:

1.
I have reviewed this annual report on Form 10-K of IMS Health Incorporated (the "registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

By: /s/ David M. Thomas
Chairman and Chief Executive Officer

CFO CERTIFICATION

I, Nancy E. Cooper, certify that:

1.
I have reviewed this annual report on Form 10-K of IMS Health Incorporated (the "registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

By: /s/ Nancy E. Cooper
Senior Vice President and Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Financial Statements:

        The Company's Consolidated Financial Statements, the notes thereto and the related report thereon of PricewaterhouseCoopers LLP, independent accountants, as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001, and 2000, appearing on pages 17 to 53 in the 2002 Annual Report to Shareholders, are incorporated by reference into this Annual Report on Form 10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.

	Form 10-K	2002 Annual Report to Shareholders
	Page
Statement of Management's Responsibility for Financial Statements		16
Report of Independent Accountants		16
FINANCIAL STATEMENTS:
As of December 31, 2002 and 2001:
Consolidated Statements of Financial Position		17
For the years ended December 31, 2002, 2001 and 2000:
Consolidated Statements of Income		18
Consolidated Statements of Cash Flows		19-20
Consolidated Statements of Shareholders' Equity		21-23
Notes to Consolidated Financial Statements		24-53
OTHER FINANCIAL INFORMATION:
Quarterly Financial Data (Unaudited) for the years ended December 31, 2002 and 2001		54
Management's Discussion and Analysis of Financial Condition and Results of Operations		1-15
Business Segments is included in "Notes to Consolidated Financial Statements"		50-52
Five-Year Selected Financial Data (Unaudited)		55
SCHEDULE:
Report of Independent Accountants on Financial Statement Schedule	19
Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000	20
OTHER:
IMS Health Incorporated and Subsidiaries (Exhibit 21)	26-28

        Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of IMS Health Incorporated:

        Our audits of the consolidated financial statements referred to in our report dated February 10, 2003, appearing in the 2002 Annual Report to Shareholders of IMS Health Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in the index under Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
February 10, 2003

IMS HEALTH INCORPORATED AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2002, 2001 and 2000

(In thousands)

COL. A	COL. B	COL. C				COL. D		COL. E
		Additions
Description	Balance Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for accounts receivable:
For the Year Ended December 31, 2002	$9,260	$2,167		$16,279		$16,847	(a)	$10,859

For the Year Ended December 31, 2001	$8,016	$3,930		$11,797		$14,483	(a)	$9,260

For the Year Ended December 31, 2000	$7,625	$3,378		$9,390	(d)	$12,377	(a)	$8,016

Valuation allowance deferred income taxes:
For the Year Ended December 31, 2002	$13,202	$3,763		$0		$7,810		$9,155

For the Year Ended December 31, 2001	$11,718	$1,683	(b)	$0		$199		$13,202

For the Year Ended December 31, 2000	$23,325	$2,493	(b)	$0		$14,100	(c)	$11,718

NOTES:

(a)
The charge-off of uncollectible accounts and issuance of credits for which a reserve was provided in prior periods.

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

(d)
Includes the allowance for doubtful accounts transferred to Synavant and Erisco in 2000 in connection with the spin-off and sale, respectively.

INDEX TO EXHIBITS

Regulation S-K Exhibit Number		Description
3	Articles of Incorporation and By-laws
	..1	Restated Certificate of Incorporation of IMS Health Incorporated dated May 29, 1998 (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed on June 12, 1998).
..2
Certificate of Amendment of Restated Certificate of Incorporation of IMS Health Incorporated dated March 22, 1999 (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed on May 17, 1999).
	..3	Amended and Restated By-laws of IMS Health Incorporated (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed on June 12, 1998).
4	Instruments Defining Rights of Security Holders, Including Indentures
..1
Rights Agreement dated as of June 15, 1998 between IMS Health Incorporated and First Chicago Trust Company of New York (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
..2
Amendment No. 1 to the Rights Agreement dated as of March 28, 2000 between IMS Health Incorporated and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000).
..3
Amendment No. 2 to the Rights Agreement dated as of July 18, 2000 between IMS Health Incorporated and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000).
..4
Note Purchase Agreement dated as of January 15, 2003, between IMS Health Incorporated and each purchaser party thereto relating to the issuance and sale of $150,000,000 aggregate principal amount of 4.60% Senior Notes due 2008.†
10	Material Contracts
..1
Distribution Agreement between Cognizant Corporation and IMS Health Incorporated, dated as of June 30, 1998 (incorporated by reference to the Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
..2
Tax Allocation Agreement between Cognizant Corporation and IMS Health Incorporated, dated as of June 30, 1998 (incorporated by reference to the Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
..3
Employee Benefits Agreement between Cognizant Corporation and IMS Health Incorporated, dated as of June 30, 1998 (incorporated by reference to the Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
..4
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
..5
1998 IMS Health Incorporated Non-Employee Directors' Stock Incentive Plan, as amended on July 25, 2000 and restated to reflect such amendment (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 filed on January 16, 2001).*

..6
1998 IMS Health Incorporated Non-Employee Directors' Deferred Compensation Plan (As amended and restated through August 1, 2002). (incorporated by reference to the Exhibit 10.2 to the Registrants Report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002).*
..7
1998 IMS Health Incorporated Employees' Stock Incentive Plan (As amended and restated effective October 16, 2001) (incorporated by reference to the Exhibit 10.7 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*
..8
1998 IMS Health Incorporated Replacement Plan for Certain Employees Holding Cognizant Corporation Equity-Based Awards, as adopted effective July 1, 1998 (incorporated by reference to the Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..9
1998 IMS Health Incorporated Replacement Plan for Certain Non-Employee Directors Holding Cognizant Corporation Equity-Based Awards, as adopted effective July 1, 1998 (incorporated by reference to the Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..10
Form of Non-Employee Directors' Stock Option Agreement (incorporated by reference to the Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..11
Form of Non-Employee Directors' Restricted Stock Agreement (incorporated by reference to the Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..12	Form of Restricted Stock Unit Agreements (incorporated by reference to the Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..13	Form of Stock Option Agreement (incorporated by reference to the Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..14	Form of Purchased Option Agreement (incorporated by reference to the Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..15
Forms of Change-in-Control Agreement for Certain Executives of IMS Health Incorporated. (incorporated by reference to the Exhibit 10.15 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002)*
..16
IMS Health Incorporated Employee Protection Plan, as adopted effective December 1, 1998 (incorporated by reference to the Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..17
IMS Health Incorporated Executive Annual Incentive Plan, as adopted effective July 1, 1998 (incorporated by reference to the Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..18
IMS Health Incorporated Supplemental Executive Retirement Plan (As amended and restated effective April 17, 2001) (incorporated by reference to the Exhibit 10.18 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*
..19
IMS Health Incorporated Retirement Excess Plan, as adopted effective July 1, 1998 (incorporated by reference to the Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..20
IMS Health Incorporated Savings Equalization Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

..21
Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert E. Weissman, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
..22
Amended and Restated Employment Agreement by and between IMS Health Incorporated and Victoria R. Fash, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
..23
Undertaking of IMS Health Incorporated, dated June 30, 1998 (incorporated by reference to the Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
..23.1
Distribution Agreement among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997).
..23.2
Tax Allocation Agreement among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997).
..23.3
Employee Benefits Agreement among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997).
..23.4
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
..24
Distribution Agreement between IMS Health Incorporated and Gartner, Inc. (p.k.a. Gartner Group Inc.), dated as of June 17, 1999 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 10, 1999).
..25
Agreement and Plan of Merger among Gartner, Inc. (p.k.a. Gartner Group Inc.), IMS Health Incorporated and GRGI, Inc. dated as of June 17, 1999 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 10, 1999).
..26
IMS Health Incorporated Executive Deferred Compensation Plan, (As amended and restated effective August 1, 2002) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002)*
..26.1
Selected portions of the Prospectus Supplement, dated September 27, 1999 setting forth certain terms and conditions of the Executive Deferred Compensation Plan for U.S. employees (incorporated by reference to Exhibit 10.4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
..26.2
Selected portions of the Private Placement Memorandum, dated September 27, 1999 setting forth certain terms and conditions of the Executive Deferred Compensation Plan for U.S. employees (incorporated by reference to Exhibit 10.4.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*

..27
First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
..28
First Amendment to the IMS Health Incorporated Savings Equalization Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
..29
Second Amendment to the IMS Health Incorporated Savings Equalization Plan, dated October 1, 1999 (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
..30
Second Amendment to the IMS Health Incorporate Retirement Excess Plan, dated October 1, 1999 (incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
..31
IMS Health European Deferred Compensation Plan, dated December 1, 1999 (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
..32
Agreement and Plan of Reorganization, dated as of May 16, 2000, by and among The TriZetto Group, Inc., Elbejay Acquisition Corp., IMS Health Incorporated and Erisco Managed Care Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2000).
..33
Stockholder Agreement, dated as of October 2, 2000, by and between The TriZetto Group, Inc. and IMS Health Incorporated (incorporated by reference to Exhibit C to the Registrant's Schedule 13D/A2 filed October 6, 2000).
..34
Registration Rights Agreement, dated as of October 2, 2000, by and between The TriZetto Group, Inc. and IMS Health Incorporated (incorporated by reference to Exhibit D to the Registrant's Schedule 13D/A2 filed October 6, 2000).
..35
Distribution Agreement between IMS Health Incorporated and Synavant Inc., dated August 31, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed September 15, 2000).
..36
Xponent Data License Agreement between IMS Health Incorporated and Synavant Inc. dated August 31, 2000 (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed September 15, 2000).
..37
Cross License Agreement between IMS Health Incorporated and Synavant Inc. dated August 31, 2000 (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed September 15, 2000).
..38
Tax Allocation Agreement between IMS Health Incorporated and Synavant Inc. dated August 31, 2000 (incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K filed September 15, 2000).
..39
Employee Benefits Agreement between IMS Health Incorporated and Synavant Inc. dated August 31, 2000 (incorporated by reference to Exhibit 2.5 to the Registrant's Current Report on Form 8-K filed September 15, 2000).
..40
IMS Health Incorporated U.S. Executive Retirement Plan (As amended and restated effective April 17, 2001) (incorporated by reference to the Exhibit 10.41 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*

..41
Amended and Restated Amendment dated as of January 15, 2001 to the Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert E. Weissman, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
..42
Amended and Restated Amendment dated as of January 15, 2001 to the Amended and Restated Employment Agreement by and between IMS Health Incorporated and Victoria R. Fash, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
	..43	Amended and Restated Employment Agreement by and between IMS Health Incorporated and David M. Thomas effective as of December 3, 2002.* †
..44
Employment Agreement by and between IMS Health Incorporated and Gilles Pajot effective as of November 14, 2000 (incorporated by reference to Exhibit 10.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
..45
Employment Agreement by and between IMS Health Incorporated and James C. Malone effective as of November 14, 2000 (incorporated by reference to Exhibit 10.46 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
..46
Employment Agreement by and between IMS Health Incorporated and Robert H. Steinfeld effective as of November 14, 2000 (incorporated by reference to Exhibit 10.47 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
..47
1998 IMS Health Incorporated Employee Stock Purchase Plan (As amended and restated as of December 19, 2000) (incorporated by reference to the Exhibit 10.48 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*
	..48	IMS Health Incorporated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report of Form S-8 filed January 16, 2001).*
	..49	IMS Health Incorporated Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10Q for the quarter ending June 30, 2001).*
..50
Rules of The IMS Health Incorporated 2001 Inland Revenue Approved Sub-Plan For United Kingdom Employees Adopted by the Company on October 16, 2001) (incorporated by reference to the Exhibit 10.51 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*
	..51	Amended and Restated Employment Agreement by and between IMS Health Incorporated and David R. Carlucci effective as of December 3, 2002.* †
..52
Distribution Agreement between IMS Health Incorporated and Cognizant Technology Solutions Corporation dated January 7, 2003 (incorporated by reference to Exhibit 10.13 to the Amendment No. 2 to Form S-4 Registration Statement of Cognizant Technology Solutions Corporation filed on January 9, 2003).
13	2002 Annual Report to Shareholders.†
21	List of Active Subsidiaries as of December 31, 2002.†
23	Consent of Independent Accountants.†

*
Management contract or compensatory plan or arrangement
†
Filed herewith

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
FACTORS THAT MAY AFFECT FUTURE RESULTS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
PART III
PART IV
SIGNATURES
CEO CERTIFICATION
CFO CERTIFICATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
IMS HEALTH INCORPORATED AND SUBSIDIARIES SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS For the years ended December 31, 2002, 2001 and 2000 (In thousands)
INDEX TO EXHIBITS