Form 10-Q
period 2003-03-31
IMS HEALTH INC
filed 2003-05-07
CIK 1058083

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-14049

IMS Health Incorporated
(Exact name of registrant as specified in its charter)

Delaware	06-1506026
(State of Incorporation)	(I.R.S. Employer Identification No.)

1499 Post Road, Fairfield, CT	06824
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 319-4700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding At April 30, 2003
Common Stock, par value $.01 per share	243,054,322

IMS HEALTH INCORPORATED

PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of March 31, 2003	As of December 31, 2002
Assets:
Current Assets:
Cash and cash equivalents	$285,625	$289,261
Accounts receivable, net of allowances of $7,156 and $5,808 in 2003 and 2002, respectively	242,890	215,868
Other receivable (Note 9)	36,805	36,116
Other current assets	110,695	110,258
Current assets of discontinued operations	—	175,761
Total Current Assets	676,015	827,264
Securities and other investments	22,054	18,239
TriZetto equity investment (Note 8)	49,287	74,557
Property, plant and equipment, net of accumulated depreciation of $153,847 and $150,606 in 2003 and 2002, respectively	131,535	131,587
Computer software	171,005	168,985
Goodwill	217,144	184,163
Other assets	182,880	159,070
Non-current assets of discontinued operations	—	54,663
Total Assets	$1,449,920	$1,618,528

Liabilities, Minority Interests and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$37,314	$31,940
Accrued and other current liabilities	174,289	152,201
Short-term debt	256,064	204,812
Accrued income taxes	132,958	143,872
Short-term deferred tax liability	12,006	11,964
Deferred revenues	96,462	94,061
Current liabilities of discontinued operations	—	39,733
Total Current Liabilities	709,093	678,583
Postretirement and postemployment benefits	72,154	73,813
Long-term debt (Note 10)	327,452	325,000
Other liabilities	172,252	107,894
Non-current liabilities of discontinued operations	—	31,622
Total Liabilities	$1,280,951	$1,216,912

Commitments and contingencies (Note 9)
Minority Interests	$102,652	$102,033
Minority Interests of discontinued operations	—	77,327
Shareholders’ Equity:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares at March 31, 2003 and December 31, 2002, respectively	$3,350	$3,350
Capital in excess of par	501,557	497,562
Retained earnings	1,604,860	1,165,090
Treasury stock, at cost, 90,446 and 53,980 shares at March 31, 2003 and December 31, 2002, respectively	(1,920,984)	(1,316,354)
Cumulative translation adjustment	(102,097)	(106,907)
Minimum pension liability adjustment, net of taxes of $8,371 and $8,371 at March 31, 2003 and December 31, 2002, respectively	(17,487)	(17,487)
Unrealized loss on changes in fair value of cash flow hedges, net of tax	(3,183)	(3,141)
Unrealized gains on investments, net of taxes of $162 and $76 at March 31, 2003 and December 31, 2002, respectively	301	143
Total Shareholders’ Equity	$66,317	$222,256
Total Liabilities, Minority Interests and Shareholders’ Equity	$1,449,920	$1,618,528

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Operating Revenue	$313,917	$289,714

Operating costs	132,989	115,251
Selling and administrative expenses	85,760	80,582
Depreciation and amortization	16,798	11,744
Severance, impairment and other charges	37,220	—
Operating Income	41,150	82,137
Interest income	1,263	1,389
Interest expense	(4,054)	(2,683)
Gains (losses) from investments, net	(876)	(1,220)
Gain on issuance of investees’ stock, net	(315)	—
Other expense, net	(10,803)	(702)
Non-Operating Income (Loss), Net	(14,785)	(3,216)
Income before provision for income taxes	26,365	78,921
Provision for income taxes (Note 11)	(64,349)	(24,548)
TriZetto equity loss, net of income taxes of $215 and $132 for 2003 and 2002, respectively	(333)	(202)
TriZetto impairment charge, net of income taxes of $9,565 for 2003	(14,842)	—
Income (Loss) from continuing operations	(53,159)	54,171
Income from discontinued operations, net of income taxes of $1,237 and $1,921 for 2003 and 2002, respectively (Note 6)	2,779	5,008
Gain on discontinued operations (Note 6)	495,053	—
Net Income	$444,673	$59,179

Basic Earnings Per Share of Common Stock:
Income (loss) from continuing operations	$(0.20)	$0.19
Income from discontinued operations	1.92	0.02
Basic Earnings Per Share of Common Stock	$1.71	$0.20

Diluted Earnings Per Share of Common Stock:
Income (loss) from continuing operations	$(0.20)	$0.18
Income from discontinued operations	1.91	0.02
Diluted Earnings Per Share of Common Stock	$1.71	$0.20

Weighted average number of shares outstanding – basic	259,414	291,804
Dilutive effect of shares issuable as of period-end under stock option plans	615	1,352
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	1	57
Weighted Average Number of Shares Outstanding – Diluted	260,030	293,213

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net income	$444,673	$59,179
Less income from discontinued operations	(497,832)	(5,008)
Income (loss) from continuing operations	(53,159)	54,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,798	11,744
Bad debt expense	1,344	1,593
Nielsen Media Research interest receivable	(689)	(689)
Deferred income taxes	7,940	3,691
(Gains) losses from investments, net	876	1,163
(Gain) loss on issuance of investees’ stock, net	315	—
TriZetto equity loss, net	333	202
TriZetto impairment charge, net	14,842	—
Minority interests in net income of consolidated companies	2,695	2,564
Non-cash stock compensation charges	623	361
Non-cash portion of severance, impairment and other charges	4,959	—
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in accounts receivable	(25,195)	(41,553)
Net (increase) decrease in inventory	20	(968)
Net increase in prepaid expenses and other current assets	(10,056)	(10,605)
Net increase in accounts payable	4,661	3,144
Net decrease in accrued and other current liabilities	(5,002)	(3,868)
Net increase (decrease) in accrued severance, impairment and other charges	24,321	(10,541)
Net decrease in deferred revenues	(4,569)	(3,946)
Net increase in accrued income taxes	46,973	12,965
Net increase in pension assets and liabilities	(225)	(760)
Net (increase) decrease in other long-term assets	1,160	(8,019)
Net tax benefit on stock option exercises	—	535
Net Cash Provided by Operating Activities	28,965	11,184
Cash Flows Used in Investing Activities:
Capital expenditures	(5,069)	(4,382)
Additions to computer software	(19,461)	(15,471)
Payments for acquisitions of businesses, net of cash acquired	(47,249)	(7,013)
Proceeds from sale of investments, net	—	3,000
Funding of venture capital investments	—	(3,000)
Other investing activities, net	(8,813)	6,973
Net Cash Used in Investing Activities	(80,592)	(19,893)
Cash Flows Provided by Financing Activities:
Net increase in short-term borrowings	48,725	111,801
Payments for purchase of treasury stock	—	(99,707)
Proceeds from exercise of stock options	909	7,182
Dividends paid	(4,903)	(5,840)
Proceeds from employee stock purchase plan	14	—
Increase in cash overdrafts	1,878	—
Net Cash Provided by Financing Activities	46,623	13,436
Effect of Exchange Rate Changes	1,368	(988)
Increase in Cash and Cash Equivalents	(3,636)	3,739
Cash and Cash Equivalents, Beginning of Period	289,261	183,409
Cash and Cash Equivalents, End of Period	$285,625	$187,148

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 1.   Interim Condensed Consolidated Financial Statements (unaudited)

The accompanying Condensed Consolidated Financial Statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended.  The Condensed Consolidated Financial Statements (unaudited) and related notes should be read in conjunction with the Consolidated Financial Statements and related notes of IMS Health Incorporated (the “Company” or “IMS”) included in its 2002 Annual Report on Form 10-K.  Accordingly, the accompanying Condensed Consolidated Financial Statements (unaudited) do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  Certain prior year amounts have been reclassified to conform with the 2003 presentation.

Note 2.   Basis of Presentation

The Company is a leading global provider of information solutions to the pharmaceutical and healthcare industries.  The Company operates in more than 100 countries and provides market information, sales management and decision-support services to the pharmaceutical and healthcare industries.  Its key products include sales management information to optimize sales force productivity, marketing effectiveness research for prescription and over-the-counter pharmaceutical products, consulting and other services.  The Company also owns a venture capital unit, Enterprise Associates, LLC (“Enterprises”) which is focused on investments in emerging businesses, and a 26.3% equity interest in The TriZetto Group, Inc. (“TriZetto”), at March 31, 2003.

During the year ended December 31, 2002, the Company also included:

•                  The Cognizant Technology Solutions Corporation Segment (“CTS”), which provides custom Information Technology (“IT”) design, development, integration and maintenance services.  CTS is a publicly traded corporation on the Nasdaq national market system.  IMS owned 55.3% of the common shares outstanding of CTS (92.5% of the outstanding voting power) as of December 31, 2002, and accounted for CTS as a consolidated subsidiary.  On February 6, 2003, the Company divested CTS through a split-off transaction, and as a result, during the three months ended March 31, 2003, the Company recorded a net gain from discontinued operations of $495,053.  The Company’s share of CTS results are presented as discontinued operations for 2003 through the date of divestiture and the three months ended March 31, 2002.  CTS’s assets and liabilities are presented as discontinued operations as of December 31, 2002 (see Note 6.)

Note 3.   Summary of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”  SFAS

No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS No. 143 was effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 effective January 1, 2003 did not have a material impact on the Company’s financial position, results of operations or cash flows for the three months ended March 31, 2003.

Note 4.   Summary of Significant Accounting Policies

Stock-based compensation.  SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied.  The Company has chosen to continue applying Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employers” and related interpretations in accounting for its plans.  If the compensation cost for the Company’s stock-based compensation plans was determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three months ended March 31:

		2003	2002
Net Income:	As reported	$444,673	$59,179
	Add: Stock-based employee compensation expense included in reported net income, net of tax	623	361
	Deduct: Total stock-based employee compensation expense under fair value method for all awards, net of tax	(6,106)	(3,931)
	Pro forma	$439,190	$55,609
Earnings Per Share:
Basic	As reported	$1.71	$0.20
	Pro forma	$1.69	$0.19
Diluted
	As reported	$1.71	$0.20
	Pro forma	$1.69	$0.19

For a description of the Company’s other critical accounting policies, please refer to the Company’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 5.   Acquisitions

Acquisitions

During the three months ended March 31, 2003, the Company completed two acquisitions with an aggregate cash purchase price of $52,938.  These acquisitions were Data Niche Associates, Inc. (U.S.)

and Azyx Polska Geopharma Information Services, Sp.z.o.o. (Poland).  These acquisitions were accounted for under the purchase method of accounting.  As such, the aggregate cash purchase price has been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date.  The purchase price allocation will be finalized after completion of the valuation of certain assets and liabilities.  The unaudited Condensed Consolidated Financial Statements include the results of these acquired companies subsequent to the closing of the acquisition.  Had these acquisitions occurred as of January 1, 2003 or 2002, the impact on the Company’s results of operations would not have been significant.

During the three months ended March 31, 2003, the Company also entered into an agreement to purchase the Azyx business in Portugal.  However, the completion of this acquisition is contingent upon the Company getting regulatory approval from Portugal.

In February 2002, the Company acquired Infoplex Durdaut & Jassmann GmbH, based in Germany.  The purchase price for this acquisition, including direct and incremental transaction costs, amounted to $7,013, paid in cash.  After an allocation of the purchase price to the net assets acquired, the Company recorded goodwill of $3,758.

Note 6.   CTS Split-Off

On January 9, 2003, the Company commenced an exchange offer to distribute its majority interest in CTS.  The Company offered to exchange 0.309 shares of CTS class B common shares for each share of the Company that was tendered.  The exchange offer, which was oversubscribed, expired on February 6, 2003.  Under terms of the offer, the Company accepted 36,540 IMS common shares tendered in exchange for all 11,291 CTS common shares that the Company owned.  As the offer was oversubscribed, the Company accepted tendered IMS shares on a pro-rata basis in proportion to the number of shares tendered.  The proration factor was 21.115717%.

As a result of this exchange offer, during the three months ended March 31, 2003, the Company recorded a net gain from discontinued operations of $495,053.  This gain is based on the Company’s closing market price on February 6, 2003 multiplied by the 36,540 shares of IMS accepted in the offer, net of the Company’s carrying value of CTS and after deducting direct and incremental expenses related to the exchange offer.

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded the results of CTS through the disposition date and the gain on disposal as income from discontinued operations net of income taxes in the Condensed Consolidated Statements of Income (unaudited) for the three months ended March 31, 2003.  The Company’s share of CTS’s, assets and liabilities are presented as discontinued operations as of March 31, 2003 and December 31, 2002.  The Company’s share of CTS’s results for the three months ended March 31, 2002 and the period from January 1, 2003 through the effective date of the exchange offer are presented as discontinued operations.

The Company currently expects direct costs related to the CTS Split-Off to be approximately $17,300, consisting primarily of investment advisor, legal and accounting fees.  Of this amount, approximately $3,944 was paid through March 31, 2003.

Note 7.   Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment.  It also provides that intangible assets that have finite useful lives be amortized.  There was no impairment of goodwill upon adoption of SFAS No. 142 and as such, the Company did not recognize a transition adjustment during the first three months of 2002.

During the three months ended March 31, 2003, the Company recorded additional goodwill of $31,973 based on a preliminary allocation of purchase price for the two acquisitions completed in 2003 (see Note 5).  As of March 31, 2003 total goodwill amounted to $217,144.

All of the Company’s other acquired intangibles are subject to amortization.  During the three months ended March 31, 2003, the Company recorded intangible assets of $21,000 based on a preliminary allocation of purchase price for acquisitions completed in 2003.  Intangible asset amortization expense was $2,017 during the three months ended March 31, 2003.  At March 31, 2003, intangible assets (principally included in Other assets) were primarily composed of Customer Relationships, Databases and Trade Names.  The gross carrying amounts and related accumulated amortization of these intangibles were $62,323 and $5,225, respectively, at March 31, 2003.  These intangibles are amortized over periods ranging from three to ten years.

Amortization expense associated with intangible assets at March 31, 2003 is estimated to be $7,809 for the last three quarters of 2003 and approximately $10,412 for each year beginning in 2004 through 2008.

Note 8.   Investments in Equity Investees

Summary financial information for TriZetto for the three months ended March 31, 2003 and 2002 is presented below.  The amounts shown represent TriZetto’s unaudited consolidated operating results, based on publicly available information.

	Three Months ended March 31,
	2003	2002
Net Sales	$69,034	$59,694
Gross Profit	$21,092	$19,295
Loss from Operations	$(2,141)	$(5,961)
Net Loss	$(2,669)	$(4,614)

The investment in TriZetto is accounted for under the equity method of accounting.  Following an initial decline in the market value of TriZetto stock below cost in the latter part of the second quarter of 2002, the Company performed, and continues to perform, a periodic assessment in accordance with its policy to determine whether an other-than-temporary decline in fair value has occurred.  An impairment charge of $14,842, net of taxes of $9,565, was recorded in the three months ended March 31, 2003, to write down the Company’s investment in TriZetto following the continued significant decline in the market value of TriZetto shares below the Company’s carrying value.  As of March 31, 2003, TriZetto shares closed at $4.13 compared to the Company’s carrying value per share of $6.14.  The Company concluded that this decline is other-than-temporary in accordance with Staff Accounting Bulletin (“SAB”) No. 59, “Views on Accounting for Noncurrent Marketable Equity Securities,” and the impairment charge recorded brings the book value of the Company’s investment in TriZetto down to TriZetto’s March 31, 2003 market value.

Note 9.   Contingencies

The Company and its subsidiaries are involved in legal and tax proceedings, claims and litigation arising in the ordinary course of business.  Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available.  For those matters where management currently believes it is probable that the Company will incur a loss and that the probable loss or range of loss can be reasonably estimated, the Company has recorded reserves in the consolidated financial statements based on its best estimates of such loss.  In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any.  However, even in many instances where the Company has recorded a reserve, the Company is unable to predict with certainty the final outcome of the matter or whether resolution of the matter will materially affect the Company’s results of operations, financial position or cash flows.  As additional information becomes available, the Company adjusts its assessment and estimates of such liabilities accordingly.

The Company routinely enters into agreements with its customers to sell data that the Company acquires in the normal course of business.  In these customer agreements the Company agrees to indemnify and hold harmless the customers for any damages they may suffer as a result of potential intellectual property infringement claims.  These indemnities typically have terms of approximately two years.  The Company has not accrued a liability with respect to these matters, as the exposure is not considered probable and reasonably estimable.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending tax and legal proceedings, claims and litigation will not have a material effect on the Company’s results of operations, cash flows or financial position, with the possible exception of the matters described below.

Legacy and Related Matters

In order to understand the Company’s exposure to the potential liabilities described below, it is important to understand the relationship between the Company and its predecessors and other parties that, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

In November 1996, the company then known as The Dun & Bradstreet Corporation (“D&B”) separated into three public companies by spinning-off ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Spin-Off”).  Pursuant to the agreements effecting the 1996 Spin-Off, among other things, certain liabilities, including contingent liabilities relating to the IRI Action (defined below) and tax liabilities arising out of certain prior business transactions (the

“D&B Legacy Tax Matters”), described more fully below, were allocated among D&B, ACNielsen and Cognizant.

In June 1998, Cognizant separated into two public companies by spinning-off IMS (the “1998 Spin-Off”) and then changed its name to Nielsen Media Research, Inc. (“NMR”).  As a result of the 1998 Spin-Off, the Company and NMR are jointly and severally liable for all liabilities of Cognizant under the agreements effecting the 1996 Spin-Off.  As between themselves, however, the Company and NMR agreed that IMS will assume 75%, and NMR will assume 25%, of any payments to be made in respect of the IRI Action, including any legal fees and expenses related thereto incurred in 1999 or thereafter (IMS agreed to be responsible for legal fees and expenses incurred during 1998).  In addition, the Company and NMR agreed they would share equally Cognizant’s share of liability arising out of the D&B Legacy Tax Matters after the Company paid the first $130,000 of such liability.  NMR’s aggregate liability for payments in respect of the IRI Action and the D&B Legacy Tax Matters shall not exceed $125,000.

Also during 1998, D&B separated into two public companies by spinning-off The Dun & Bradstreet Corporation (“D&B I”) and then changed its name to R.H. Donnelley (“Donnelley”).  As a result of their separation in 1998, Donnelley and D&B I are each jointly and severally liable for all liabilities of D&B under the agreements effecting the 1996 Spin-Off.

During 2000, D&B I separated into two public companies by spinning off The Dun & Bradstreet Corporation (“D&B II”) and then changed its name to Moody’s Corporation (“Moody’s).

Pursuant to their separation in 2000, Moody’s and D&B II are each jointly and severally liable for all of D&B’s liabilities under the agreements effecting the 1996 Spin-Off.

IRI Litigation.  On July 29, 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the corporation then known as “The Dun and Bradstreet Corporation” and now known as Donnelley, A.C. Nielsen Company (a subsidiary of ACNielsen) and I.M.S. International, Inc. (a predecessor of the Company and then a subsidiary of Cognizant) (the “IRI Action”).  At the time of the filing of the complaint, each of the other defendants was a subsidiary of Donnelley.

The complaint alleges various violations of the antitrust laws of the United States, including alleged violations of Sections 1 and 2 of the Sherman Act.  The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship.  These latter claims relate to the acquisition by the defendants of Survey Research Group Limited (“SRG”).  IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.  IRI’s complaint alleges damages in excess of $350,000, which amount IRI has asked to be trebled under the antitrust laws.  IRI also seeks punitive damages in an unspecified amount.

In connection with the 1996 Spin-Off, D&B, ACNielsen and Cognizant entered into an Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating liabilities that may arise out of or in connection with the IRI Action, and (ii) to conduct a joint defense of such action.  In particular, the Indemnity and Joint Defense Agreement provides that, in the event of an adverse decision, ACNielsen will assume exclusive liability for liabilities up to an amount to be calculated by an investment banking firm, at the time such liabilities, if any, become payable, pursuant to a specified solvency test (the “ACN Maximum Amount”) and that Cognizant and Donnelley will share liability equally for any amounts in excess of the ACN Maximum Amount.  On February 19, 2001, ACNielsen announced that it merged with VNU N.V.  Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included with ACNielsen for purposes of determining the ACN Maximum Amount.

D&B Legacy and Related Tax Matters.  During the second quarter of 2002, the IRS issued Notices of Proposed Adjustments (“Notices”) with respect to a certain transaction entered into by D&B in 1993.  In these Notices, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1995 and 1996 tax returns and by Cognizant on its 1997 tax return.  The IRS previously concluded an audit of the 1993 and 1994 D&B federal income tax returns and did not disallow any similar claimed deductions.  D&B II is the agent for Donnelley in the D&B Legacy Tax Matters.  D&B II and the Company disagree with the position taken by the IRS in its Notices and a responsive brief has been filed to this effect with the IRS.  If the IRS were to issue a formal assessment consistent with such Notices and such assessment were ultimately upheld in full by the courts, the Company’s share of the total liability for 1995 and 1996 (as determined pursuant to the agreements effecting the 1996 and 1998 Spin-Off’s) would be approximately $39,900, net of income tax benefit.  If the IRS were to issue a formal assessment for 1997 consistent with such Notices and such assessment were ultimately upheld in full by the courts, the Company’s total liability would be approximately $17,200, net of income tax benefit.  In addition, the IRS has indicated an intention to assert penalties for 1995 and 1996 based on its interpretation of applicable law.  D&B II has advised the Company that Donnelley would challenge this interpretation.  If the IRS were to prevail in its assertion of penalties and interest thereon, the Company’s share of such penalties and interest would be approximately $8,000, net of income tax benefit.

In addition, in February 2003, the partnership associated with the transaction described above received a Summary Report from the IRS that challenges the tax treatment of certain royalty payments received by the partnership which relate to the royalty expense deductions referred to above.  In the Summary Report, the IRS proposes to reallocate certain partnership income to D&B.  If the IRS were to prevail in the positions taken in the Summary Report, the Company’s share of the additional liability including penalties and interest thereon would be approximately $20,100, net of income tax benefit.  Management disagrees with the position taken by the IRS, in part because this position is inconsistent with the IRS’s position with respect to the royalty expense deduction described above, and D&B II has advised the Company that Donnelley intends to vigorously challenge the IRS’s interpretation.

If the IRS were to prevail in the positions taken in the Summary Report, certain deductions taken by the Company subsequent to the 1996 Spin-Off may be disallowed.  The Company believes the deductions are appropriate and will vigorously challenge any disallowance claimed by the IRS.  If the IRS were to issue a formal assessment and such assessment were ultimately upheld in full by the courts, the Company’s liability would be approximately $55,800 net of income tax benefits.

Based on new information received in April 2003, the Company increased its reserve to its anticipated share of the probable liability in connection with the foregoing tax matters.  Accordingly, based on information currently available, management does not believe that these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations but may have a material adverse effect on cash flows in the period in which any such amounts are paid.

On June 26, 2000, the IRS issued a formal assessment in the amount of $561,582, for additional tax and interest due based on its review of Donnelley’s utilization of certain capital losses during 1989 and 1990.  D&B I, as agent for Donnelley, advised the Company that on May 12, 2000 it filed an amended tax return for these periods, which reflected $561,000 of tax and interest due.  In May 2000, D&B I paid $349,291 of this amount and the Company paid $212,291 (subject to reimbursement to the Company of a portion of this amount by NMR).  Notwithstanding the filing and payment, D&B II is contesting the assessment and has advised the Company that it would also contest the assessment of amounts, if any, in excess of the amounts paid.  The Company had previously accrued for this liability and, therefore, this payment did not result in an expense in 2000.

In addition to these matters, the Company and its predecessors have entered, and the Company continues to enter, into global tax planning initiatives in the normal course of their businesses.  These activities are subject to review by applicable tax authorities.  As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to the Company.

Sharing Dispute.  Pursuant to the terms of the 1998 Spin-Off, NMR was not obligated to pay the Company for its share of the $212,291 that the Company paid to the IRS in 2000 in connection with a D&B Legacy Tax Matter until January 2, 2001.  In December 2000, the Company requested reimbursement from NMR in the amount of $41,136, which represented NMR’s share of the liability according to the Company’s calculations.  On January 2, 2001, NMR made a payment of $10,530 but refused to pay the remaining $30,606 based on its interpretation of the applicable agreements.  The Company believes that NMR’s position has no merit and plainly contravenes the terms of the applicable agreements.  Accordingly, at March 31, 2003, the Company has a receivable of $36,805, which includes the outstanding principal and accumulated accrued interest of $6,199.  During each of the three months ended March 31, 2003 and 2002, $689 of interest income was accrued in accordance with the terms of the applicable agreements.  These amounts are reflected in Other receivable in the Condensed Consolidated Statements of Financial Position.  The Company commenced arbitration regarding this matter in April 2001 by filing a Demand for Arbitration with the American Arbitration Association International Center for Dispute Resolution.  On April 29, 2003, the arbitration panel issued an award in favor of the Company and ordered that NMR pay the Company the entire principal balance plus simple 9% interest from January 2, 2001, together with all legal fees and costs incurred by the Company in connection with the arbitration.  On April 30, 2003, the Company received $37,025 from NMR in satisfaction of the principal amount plus interest from January 2, 2001 through April 30, 2003; payment of the legal fees is pending.

Matters Before the European Commission

On December 19, 2000 National Data Corporation (“NDC”) filed a complaint against the Company with the European Commission (“EC” or “Commission”), requesting that the Commission initiate a proceeding against the Company for an alleged infringement of Article 82 of the EC Treaty.  Article 82 of the EC Treaty relates to abuses of a dominant position that adversely affect competition.  The complaint concerned an IMS geographic mapping structure used for the reporting of regional sales data in Germany, which the German courts have ruled is copyright protected.  In addition to seeking a formal Commission proceeding against the Company, the complaint requested that the Commission grant interim relief requiring the Company to grant NDC a compulsory license to enable NDC to use this structure in its competing regional sales data service in Germany.  AzyX Deutschland GmbH (“AzyX”), another competitor, intervened in the same proceedings against the Company.

On March 8, 2001, the Commission initiated formal proceedings against the Company in this matter and on July 3, 2001, the Commission ordered interim measures against the Company pending a final decision (the “Interim Decision”).  Under the Interim Decision, the Company was ordered to grant a license of the geographic mapping structure on commercially reasonable terms without delay to NDC and to any other competitor currently present on the German regional sales data market that requested a license.

On August 6, 2001, the Company filed an appeal with the Court of First Instance (“CFI”) seeking the annulment of the Interim Decision in its entirety (the “Annulment Appeal”) and requesting that operation of the Interim Decision be suspended until the CFI renders judgement on the Annulment Appeal.  On October 26, 2001, the President of the CFI suspended operation of the Interim Decision pending a judgement on the Annulment Appeal.  On April 11, 2002, the European Court of Justice (“ECJ”) denied an appeal by NDC of the October 26 decision.  In October 2002, the CFI informed the Company that it had suspended the Annulment Appeal.  The Annulment Appeal is suspended until the ECJ renders a decision on questions referred to it by the German court that is presiding over certain litigations that the Company commenced against NDC and others in Germany for misappropriation of the Company’s intellectual property rights.

The Company intends to vigorously continue to assert that its refusal to grant licenses for the use of its copyright protected geographic mapping structure to its direct competitors in Germany, which compete in the same market for which the copyright exists, is not in contravention of Article 82 of the EC Treaty.  Management of the Company is unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect the Company’s future results of operations, cash flows or financial position.

As a result of other complaints filed with the Commission, on October 19, 2000, the Commission initiated formal proceedings against the Company through the adoption of a statement of objections alleging that certain of the Company’s commercial practices constituted an abuse of a dominant position in contravention of Article 82 of the EC Treaty.  The Commission informed the Company on October 1, 2002 that it had decided to close the file on this matter and that the complaints had been withdrawn.

Other Contingencies

Contingent Consideration.  Under the terms of the purchase agreements related to acquisitions made in 2002 and 2001, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain targets during 2003 to 2007.  Any additional payments will be recorded as goodwill in accordance with Emerging Issues Task Force Issue No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”  Based on current estimates, management expects the additional payments under these agreements to total approximately $14,000.  As of March 31, 2003, no amounts were earned under these contingencies.  The annual contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2003 through 2007.

Gartner Spin-Off.  In July 1999, the Company spun-off Gartner, Inc.  Pursuant to the terms of that spin-off, Gartner agreed to indemnify the Company and its stockholders for additional taxes that may become payable as a result of certain actions that may be taken by Gartner that adversely affect the tax-free treatment of the spin-off.  However, the Company may become obligated for certain tax liabilities in the event the spin-off is deemed to be a taxable transaction as a result of certain Gartner share transactions that may be undertaken following the spin-off.  In the opinion of management, it is not probable that the Company will incur any material liabilities with respect to this matter.

Synavant Spin-Off.  In August 2000, the Company spun-off Synavant, Inc.  Pursuant to the terms of that spin-off, Synavant undertook to be jointly and severally liable to the other parties to the 1996 Spin-Off for any future liabilities of Cognizant under the terms of that spin-off and to NMR for any future liabilities of the Company under the 1998 Spin-Off.  However, as between the Company and Synavant, each will bear 50% of the Company’s share of any future liability arising out of the IRI Action or the D&B Legacy Tax Matters (net of the liability borne by NMR), up to a maximum liability of $9,000 for Synavant.  If, contrary to expectations, the spin-off of Synavant were not to qualify as tax free under Section 355 of the Internal Revenue Code, then, in general, a corporate tax would be payable by the consolidated group, of which the Company is a common parent and Synavant is a member, based on the difference between (x) the fair market value of the Synavant common stock on the date of the spin-off and (y) the adjusted basis of such Synavant common stock.  In addition, under the consolidated return rules, each member of the consolidated group would be severally liable for such tax liability.  The Company estimates that the aggregate tax liability in this regard is not expected to exceed $100,000.  Pursuant to the terms of the spin-off, the Company would be liable for the resulting corporate tax, except in certain circumstances.  In the opinion of management and based on the opinion of tax counsel, it is not probable that the Company will incur any liability.

CTS Split-Off.  The Company completed the CTS Split-Off exchange offer on February 6, 2003 (see Note 6).  If, contrary to expectations, the CTS distribution were not to qualify as tax free under Section 355 of the Internal Revenue Code, then, in general, a corporate tax would be payable by the Company based on the difference between (x) the fair market value of the CTS class B common stock at the time of the exchange offer and (y) the Company’s adjusted tax basis in such class B common stock.  Such corporate tax would be material in amount because the Company’s adjusted tax basis in the CTS class B common stock is zero.  Pursuant to the distribution agreement entered into between the Company and CTS in connection with the distribution, CTS agreed to indemnify the Company in the event the transaction is taxable as a result of a breach of certain representations made by CTS, subject to certain exceptions.  In the opinion of management and based on the opinion of tax counsel, it is not probable that the Company will incur any liability for taxes in this matter.

Recent Litigation.  On January 17, 2003, the Company was served with a summons in a new litigation matter.  Also named as defendants in this litigation are approximately 50 software vendors from which the Company purchased prescription data in the 1990’s (and, for many of these vendors, from which the Company continues to purchase data).  In this action, it is alleged the Company misappropriated the trade secrets (i.e., prescription data) of thousands of pharmacies in the United States and used this information either without authorization or outside the scope of any authorization.  This same conduct is alleged to breach contracts between the Company and the software vendors from which the Company had purchased this prescription data.

The action has been brought in state court in southern Illinois (Circuit Court of the 20th Judicial Circuit) by two pharmacies.  Plaintiffs are seeking class action status, representing all pharmacies whose data was sold to the Company by their pharmacy dispensary software vendors from 1990 to the present.  The pharmacies are seeking $100,000 in actual damages plus an unspecified amount of unjust enrichment damages (i.e., share of the Company profits) derived from use of the prescription data by the Company and the other defendants, or, in the alternative, a reasonable royalty paid for the use of the prescription data.

The Company is currently investigating the circumstances surrounding the claims and is unable at this time to predict the manner in which this matter may eventually be resolved or, if resolved adversely to the Company, the range of possible liability.  However, the Company believes that its practices with respect to the acquisition and use of this prescription data are consistent with applicable law and industry practices, and that the claims are without merit.

Limited Partnership.  The Company consolidates the assets, liabilities, results of operations and cash flows of businesses and investments over which it has control.  Third parties’ ownership interests are reflected as minority interests on the Company’s financial statements.  Two of the Company’s subsidiaries contributed assets to, and participate in, a limited partnership.  One subsidiary serves as general partner, and all other partners hold limited partnership interests.  The partnership, which is a separate and distinct legal entity, is in the business of licensing database assets and computer software.  In 1997, third-party investors contributed $100,000 to the partnership in exchange for minority ownership interests.  The Company and its subsidiaries maintain a controlling (88%) interest in the partnership.  Under the terms of the partnership agreements, the third-party investors have the right to take steps that would result in the liquidation of their partnership interest on June 30, 2003.  The Company intends to negotiate an extension of such date and in the unlikely event it is not successful in obtaining the extension, the Company intends to replace the partner with a new partner prior to any such liquidation.

With respect to the matters described in this Note, management of the Company is unable to predict at this time the final outcome or whether their resolution could materially affect the Company’s future results of operations, cash flows or financial position.

Note 10.   Financial Instruments

 Foreign Exchange Risk Management

The Company transacts business in more than 100 countries and is subject to risks associated with changing foreign exchange rates.  The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes.  Accordingly, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on net income and on the value of non-functional currency assets and liabilities.

It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above.  The Company does not enter into foreign currency transactions for investment or speculative purposes.  The principal currencies hedged are the Japanese Yen, the Euro and the Swiss Franc.

The impact of foreign exchange risk management activities on pre-tax income resulted in a net pre-tax (loss) gain of $(7,702) and $2,427 during the three months ended March 31, 2003 and 2002, respectively.  In addition, at March 31, 2003, the Company had approximately $380,847 in foreign exchange forward contracts outstanding with various expiration dates through June 2003 relating to non-functional currency assets and liabilities and estimated 2003 operating income.  Gains and losses on these contracts are not deferred and are included in the Condensed Consolidated Statements of Income (Unaudited) in Other expense, net.

Fair Value of Financial Instruments

At March 31, 2003, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable, short-term debt, including short-term borrowings reclassified as long-term debt, long-term debt, interest rate swaps and foreign currency forward contracts.  At March 31, 2003, the fair values of cash, cash equivalents, receivables, accounts payable and short-term debt approximated carrying values due to the short-term nature of these instruments.  The contractual value of the Company’s foreign currency forward contracts was approximately $380,847 at March 31, 2003, and all contracts mature in 2003.  The estimated fair values of the forward contracts were determined based on quoted market prices.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties.  The Company would not realize a material loss as of March 31, 2003 in the event of non-performance by any one counterparty.  The Company enters into transactions only with financial institution counterparties which have a credit rating of A or better.  In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($242,890 and $215,868, net of allowances, at March 31, 2003 and December 31, 2002, respectively), principally from customers in the pharmaceutical industry.  The Company’s trade receivables do not represent significant concentrations of credit risk at March 31, 2003, due to the high quality of its customers and their dispersion across many geographic areas.

Lines of Credit and Liquidity

The Company has borrowing arrangements with several domestic and international banks to provide lines of credit up to $607,500 at March 31, 2003.  Total borrowings under these existing lines totaled $428,200 and $523,900 at March 31, 2003 and December 31, 2002, respectively.  In general, the terms of these lines of credit give the Company the option to borrow at an interest rate equal to LIBOR plus 37.5 basis points for short-term lines and LIBOR plus 65.0 basis points for long-term lines.  The weighted average interest rates for the short-term lines were 1.75% and 1.99% at March

31, 2003 and December 31, 2002, respectively.  The weighted average interest rates for the long-term lines were 2.03% and 2.21% at March 31, 2003 and December 31, 2002, respectively.  The commitment fee associated with the unused short-term lines of credit is 22.5 basis points per year, increasing to 28.75 basis points per year if the facilities are less than 50% utilized.  Under the long-term lines the commitment fee is 52.5 basis points on the unused portion per year.  The borrowing arrangements require the Company to comply with certain financial covenants and at March 31, 2003, the Company was in compliance with all such covenants.  Total debt of $583,516 and $529,812 at March 31, 2003 and December 31, 2002, respectively, included $150,000 of five-year private placement debt (as further discussed below) at March 31, 2003, and $2,864 and $5,912 at March 31, 2003 and December 31, 2002, respectively, related primarily to cash overdrafts, certain capital leases, mortgages and an adjustment to the carrying amount of fair value hedged debt.

In March and April 2002, the Company entered into interest rate swaps on a portion of its variable rate debt portfolio.  These arrangements convert the variable interest rates to a fixed interest rate on a notional amount of $75,000 and mature at various times from March 2005 through April 2006.  The fixed rates range from 4.05% to 5.08%.  The interest rate swaps are accounted for as cash flow hedges and any changes in fair value are recorded in Other comprehensive income, in the Consolidated Statements of Shareholders’ Equity.  The mark-to-market adjustment for the three months ended March 31, 2003 was an unrealized net loss of $42.

In January 2003, the Company closed a private placement transaction pursuant to which the Company issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  The proceeds were used to pay down short-term debt.  At December 31, 2002, the Company reclassified $150,000 of its short-term debt outstanding as long-term debt in accordance with the provisions of SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”  The Company also swapped $100,000 of the fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  These swaps have been accounted for as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

During the fourth quarter of 2001, the Company renegotiated with several banks and entered into three-year lines of credit for borrowings of up to $175,000.  Borrowings under these three-year facilities are short-term in nature; however, the Company has the ability and the intent to refinance the short-term borrowings as they come due through December 2004.  As such, at March 31, 2003 and December 31, 2002, the Company reclassified $175,000, of its then outstanding debt as long-term debt pursuant to the provisions of SFAS No. 6.  Borrowings have maturity dates of up to 90 days from their inception.

At March 31, 2003, the Company’s Total Current Liabilities exceed its Total Current Assets by $33,078 primarily as a result of management’s decision to maintain a greater proportion of short-term borrowings versus longer-term debt instruments.  This strategy allows the Company to achieve lower borrowing costs while providing flexibility to repay debt with cash flow from operations and proceeds from the exercise of stock options and the liquidation of equity holdings.  Based on estimated future cash flows from operations, the continued monetization of its venture capital investments, the ability to monetize other assets as well as IMS’s ability to utilize unused existing lines of credit, the Company believes it will have sufficient cash and other resources to fund its short-term and long-term business plans, including its current and long-term obligations, its contingent payments, its stock repurchase program and its operations.

Note 11.   Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

In the three months ended March 31, 2003 the Company’s effective tax rate was impacted by the Company’s reassessment, based on information received in April 2003, of its liability associated with certain D&B Legacy Tax Matters and related subsequent transactions (approximately $69,600).  This is more fully described in Note 9.  Further, the effective tax rate was affected by the favorable settlement of a non-U.S. audit (approximately $13,900).  In the three months ended March 31, 2002, the Company’s effective tax rate reflects true-ups of current and deferred income tax liabilities.

While the Company intends to continue to seek global tax planning initiatives, there can be no assurance that the Company will be able to successfully implement such initiatives to reduce or maintain its overall tax rate.

Note 12.   IMS Health Capital Stock

On April 15, 2003, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares, marking the sixth consecutive repurchase program the Company has implemented.  Shares acquired through the repurchase program will be open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18.

On July 19, 2000, the Board of Directors authorized a stock repurchase program to buy up to 40,000 shares, marking the fifth consecutive repurchase program the Company has implemented.  Shares acquired through the repurchase program will be open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18.

During the three months ended March 31, 2003, the Company did not repurchase any shares of outstanding common stock under these programs, compared with total repurchases of $99,707 for the three months ended March 31, 2002.  As of March 31, 2003, approximately 34,811 shares had been repurchased since the inception of the July 2000 program, at a total cost of $784,569.

As discussed in Note 6, during the three months ended March 31, 2003, the Company completed the CTS Split-Off exchange offer and accepted 36,540 IMS common shares tendered in exchange for all 11,291 CTS common shares that the Company owned.

The Company re-issued approximately 61 treasury shares under option exercises for proceeds of $909 during the three months ended March 31, 2003.  In addition, the Company paid dividends of $0.02 per share for a total of $4,903 during the three months ended March 31, 2003.

Note 13.   Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended March 31,
	2003	2002
Net Income	$444,673	$59,179
Other comprehensive income, net of taxes:
Unrealized gains (losses) on:
Available-for-sale equity securities	(116)	(3,973)
Reclassification adjustment	359	492
Tax benefit on above	(85)	1,218
Change in unrealized gains (losses) on investments	158	(2,263)
Foreign currency translation gains (losses)	4,809	(8,259)
Changes in fair value of cash flow hedges	(42)	—
Total other comprehensive income (loss)	4,925	(10,522)
Comprehensive Income	$449,598	$48,657

Included in the reclassification adjustment of $359 for the three months ended March 31, 2003, are $359 of write downs related to other-than-temporary declines in value of the venture capital investments.

Note 14.   Severance, Impairment and Other Charges

During the three months ended March 31, 2003, the Company completed its assessment of, and recorded $37,220 of Severance, impairment and other charges as a component of operating income.  These charges were designed to further streamline operations and increase productivity.

Approximately $9,958 was charged to expense in the three months ended March 31, 2003, related to a worldwide reduction in headcount of approximately 80 employees.  These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

The Company recorded approximately $22,303 in contract-related charges, including $16,500 in charges to exit data supply and processing contracts and $5,803 related to lease obligations associated with abandoned properties.  These costs are incremental and either relate to existing contractual obligations that do not have any future economic benefit or represent a contract cancellation penalty.

Approximately $4,959 was charged to expense to write down computer software to its net realizable value.  These write-downs resulted from the Company’s decision to abandon certain products or introduce new regional or global platforms.

The cash portion of this charge amounts to $32,261, of which the Company paid approximately $1,322 during the three months ended March 31, 2003.

During the fourth quarter of 2001, the Company completed the assessment of its Competitive Fitness Program (the “Program”).  This program was designed to streamline operations, increase productivity, and improve client service.  In connection with this program, the Company recorded $94,616 of Severance, impairment and other charges relating to the IMS Segment during the fourth quarter of 2001 as a component of operating income.

During the three months ended March 31, 2003, the Company paid approximately $6,168 under the Program, related primarily to employee termination payments and costs related to a facility shutdown.  Since the program’s inception $51,068 has been paid by the Company.  As expected, all actions under the Program were completed by December 31, 2002.  The remaining accrual of $12,636 at March 31, 2003 related primarily to lease obligations and continuing payments related to completed employee terminations.

Note 15.   Operations by Business Segment

Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making groups, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment.  The Company has one reportable segment; it operates globally and is principally managed by way of and delivers information, software and related services through one reporting segment.

The chief operating decision-makers evaluate performance and allocate resources based on revenue and operating income data.

A summary of the Company’s revenue by product line, as of and for the three months ended March 31, 2003 and 2002 is presented below:

	Three Months Ended March 31,
	2003	2002
Operating Revenue by product line:
Sales management	$187,636	$174,731
Market research	$114,951	$102,938
Other services	$11,330	$12,045
Total Operating Revenue	$313,917	$289,714

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements (unaudited) and related notes.

IMS Health Incorporated (“IMS” or the “Company”) is a leading global provider of information solutions to the pharmaceutical and healthcare industries.  IMS operates in more than 100 countries and provides market information, sales management and decision-support services to the pharmaceutical and healthcare industries.  Its key products include sales management information to optimize sales force productivity, marketing effectiveness research for prescription and over-the-counter pharmaceutical products, consulting and other services.  IMS also owns a venture capital unit, Enterprise Associates, LLC (“Enterprises”) which is focused on investments in emerging businesses, and a 26.3% equity interest in The TriZetto Group, Inc. (“TriZetto”), at March 31, 2003.

During the year ended December 31, 2002, IMS also included:

•                  The Cognizant Technology Solutions Corporation Segment (“CTS”), which provides custom Information Technology (“IT”) design, development, integration and maintenance services.  CTS is a publicly traded corporation on the Nasdaq national market system.  IMS owned 55.3% of the common shares outstanding of CTS (92.5% of the outstanding voting power) as of December 31, 2002, and accounted for CTS as a consolidated subsidiary.  On February 6, 2003, the Company divested CTS through a split-off transaction, and as a result, during the three months ended March 31, 2003, the Company recorded a net gain from discontinued operations of $495,053.  The Company’s share of CTS results are presented as discontinued operations for 2003 through the date of divestiture and the three months ended March 31, 2002.  CTS’s assets and liabilities are presented as discontinued operations as of December 31, 2002 (see Note 6 to the unaudited Condensed Consolidated Financial Statements.)

Three Months Ended March 31, 2003 compared with Three Months Ended March 31, 2002

Operating Results

Operating revenue for the three months ended March 31, 2003, grew 8.4% to $313,917 from $289,714 in the three months ended March 31, 2002.  On a constant dollar basis (i.e. a basis that eliminates the impact of year-over-year foreign currency fluctuations), revenue growth was 0.8%.  Sales Management revenue of $187,636 in the three months ended March 31, 2003, reflects an increase of 7.4% from the three months ended March 31, 2002, and a decline of 0.2% on a constant dollar basis, driven by new product sales.  Market Research revenue improved 11.7% to $114,951 in the three months ended March 31, 2003, and grew 3.7% constant dollar, reflecting growth from new clients and expansion of product capabilities.  Other Services revenue declined 5.9% to $11,330 for the three months ended March 31, 2003, an 8.7% decline on a constant dollar basis, primarily due to a very strong first quarter in 2002 for Cambridge.

IMS’s operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of IMS’s services.  IMS’s operating costs grew 15.4% to $132,989 in the three months ended March 31, 2003, from $115,251 in the three months ended March 31, 2002.  The increase resulted primarily from higher data collection costs in the IMS Segment to support revenue growth, the investment in the global consulting business and higher operating costs resulting from acquisitions made during the latter half of 2002 and the first quarter of 2003.

Selling and administrative expenses consist primarily of the costs attributable to sales, marketing, client service and administration, including personnel, promotion, communications, management, finance, and occupancy.  IMS’s selling and administrative expenses grew 6.4% in the three months ended March 31, 2003, to $85,760 from $80,582 in the three months ended March 31, 2002, primarily due to investment in the global consulting business and higher selling and administrative costs resulting from acquisitions made during the latter half of 2002 and the first quarter of 2003.

Depreciation and amortization charges increased 43.0% to $16,798 in the three months ended March 31, 2003, from $11,744 in the three months ended March 31, 2002, primarily due to higher amortization of intangible assets resulting from acquisitions made during the latter half of 2002 and the first quarter of 2003 and increased software amortization associated with new product development.

During the three months ended March 31, 2003, IMS recorded a $37,220 pretax charge for Severance, impairments and other charges consisting primarily of severance charges of approximately $9,958 for approximately 80 employees, charges to exit data supply and processing contracts of $16,500, lease obligations associated with abandoned properties of $5,803, and approximately $4,959 to write down computer software to its net realizable value.  There was no comparable charge during the three months ended March 31, 2002.

Operating income for the three months ended March 31, 2003, decreased 49.9% to $41,150 from $82,137 in the three months ended March 31, 2002, primarily due to the Severance, impairment and other charges of $37,220 recorded in the three months ended March 31, 2003.

Net interest expense was $2,791 in the three months ended March 31, 2003, compared with $1,294 in the three months ended March 31, 2002, primarily due to higher levels of debt.  During each of the three months ended March 31, 2003 and 2002, IMS recorded $689 of interest income related to its receivable from Nielsen Media Research, Inc. (“NMR”).  See Note 9 to the unaudited Condensed Consolidated Financial Statements.

Gains (losses) from investments, net, amounted to a net loss of $876 in the three months ended March 31, 2003, as compared to a net loss of $1,220 in the three months ended March 31, 2002.  The net loss in 2003 is due primarily to $359 of write downs related to other-than-temporary declines in value of the venture capital investments, and management fees of $517.  The loss in the three months ended March 31, 2002 was due primarily to $549 of net losses realized on the sale of investments within IMS’s Enterprises portfolio and a write down related to the assessment of other-than-temporary declines in value of the venture capital investments amounting to $671.

A $315 net loss on the issuance of TriZetto stock, relating to the exercise of stock options by TriZetto employees, was recorded in the three months ended March 31, 2003.  This loss has been recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 51, “Accounting for Sales of Stock by a Subsidiary.”  There was no comparable charge in the three months ended March 31, 2002.

Other expense, net, increased in the three months ended March 31, 2003, to $10,803 from $702 in the three months ended March 31, 2002, primarily due to net foreign exchange losses of $7,702 in the three months ended March 31, 2003, compared with net foreign exchange gains of $2,427 in the three months ended March 31, 2002.

In the three months ended March 31, 2003, IMS’s effective tax rate was impacted by the IMS’s reassessment, based on information received in April 2003, of its liability associated with certain D&B Legacy Tax Matters and related subsequent transactions (approximately $69,600).  This is more fully described in Note 9 to the unaudited Condensed Consolidated Financial Statements.  Further the effective tax rate was affected by the favorable settlement of a non-U.S. audit (approximately $13,900).  In the three months ended March 31, 2002, IMS’s effective tax rate reflects true-ups of current and deferred income tax liabilities.

For all periods presented, IMS’s effective tax rate was reduced as a result of global tax planning initiatives.  While IMS intends to continue to seek global tax planning initiatives, there can be no assurance that IMS will be able to successfully implement such initiatives to reduce or maintain its overall tax rate.

A TriZetto equity loss, net, of $333 was recorded in the three months ended March 31, 2003, compared with a net loss of $202 in the three months ended March 31, 2002.

An impairment charge of $14,842, net of taxes of $9,565, was recorded in the three months ended March 31, 2003 to write down IMS’s investment in TriZetto following the continued significant decline in the market value of TriZetto shares below IMS’s carrying value, including a further substantial decline subsequent to December 31, 2002.  As of March 31, 2003, TriZetto shares closed at $4.13 compared to IMS’s carrying value per share of $6.14.  IMS concluded that this decline is other-than-temporary in accordance with SAB No. 59, “Views on Accounting for Noncurrent Marketable Equity Securities,” and the impairment charge recorded brings IMS’s book value in TriZetto down to TriZetto’s March 31, 2003 market value.

On February 6, 2003, the Company divested CTS through a split-off transaction, and as a result, CTS’s results are presented as income from discontinued operations for 2003 through the date of divestiture and for the three months ended March 31, 2002 (see Note 6 to the unaudited Condensed Consolidated Financial Statements).  Income from discontinued operations net in the three months ended March 31, 2003 decreased to $2,779 from $5,008 in the three months ended March 31, 2002.  The decrease is due to only 37 days of IMS’s share of CTS net income (January 1, 2003 through February 6, 2003) being included for 2003 compared with a full quarter in 2002.  As a result of the divestiture, the Company recorded a net gain from discontinued operations during the first quarter of 2003 of $495,053.

Liquidity and Capital Resources

Cash and cash equivalents decreased $3,636 during the first quarter of 2003 to $285,625 at March 31, 2003 compared to $289,261 at December 31, 2002.  The decrease was driven by cash used in investing activities of $80,592, offset by cash generated from operating and financing activities of $28,965 and $46,623, respectively.  On February 6, 2003, the Company divested CTS through a split-off transaction, and as a result, the Company’s share of CTS’s, assets and liabilities are presented as discontinued operations as of March 31, 2003 and December 31, 2002.  The Company’s share of CTS’s results for the three months ended March 31, 2002 and the period from January 1, 2003 through the effective date of the exchange offer are presented as discontinued operations, and the Condensed Consolidated Statements of Cash Flows are presented to exclude CTS Cash Flows for the three months ended March 31, 2003 and 2002, respectively (see Note 6.)

Net cash provided by operating activities amounted to $28,965 for the three months ended March 31, 2003, an increase of $17,781 over the comparable period in 2002.  The increase relates primarily to lower cash requirements for severance, impairment and other, accrued income taxes, and lower funding of accounts receivables balances due to improved collection.  These items were offset by lower cash from continuing operations in 2003.

Net cash used in investing activities amounted to $80,592 for the three months ended March 31, 2003, an increase in cash used of $60,699 over the comparable period in 2002.  The greater cash requirements during 2003 relate primarily to $40,236 in higher spending on acquisitions, an increase in cash used in other investing activities of $15,786, $3,990 in higher spending on deferred software relating to new product development and cash receipts received in the prior period for sales of investments of $3,000 for which there were no comparable receipts during 2003.  These items were offset by a required $3,000 funding of a venture capital investment in the prior period for which there was no comparable outlay in 2003.

Net cash provided by financing activities amounted to $46,623 for the three months ended March 31, 2003, an increase of $33,187 over the comparable period in 2002.  This increase was primarily due to $99,707 of payments for purchase of treasury stock in the prior period, for which there was no comparable payment in 2003 offset by a $63,076 decrease in borrowings during 2003 when compared with the prior period.

At March 31, 2003, IMS’s Total Current Liabilities exceed its Total Current Assets by $33,078 primarily as a result of management’s decision to maintain a greater proportion of short-term borrowings versus longer-term debt instruments.  This strategy allows IMS to achieve lower borrowing costs while providing flexibility to repay debt with cash flow from operations and proceeds from the exercise of stock options and the liquidation of equity holdings.  Based on estimated future cash flows from operations, the continued monetization of its venture capital investments, the ability to monetize other assets as well as IMS’s ability to utilize unused existing lines of credit (see Note 10 to the unaudited Condensed Consolidated Financial Statements), IMS believes it will have sufficient cash and other resources to fund its short-term and long-term business plans, including its current and long-term obligations, its contingent payments, its stock repurchase program and its operations.

On April 15, 2003, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares, marking the sixth consecutive repurchase program the Company has implemented.  Shares acquired through the repurchase program will be open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18.

On July 19, 2000, the Board of Directors authorized a stock repurchase program to buy up to 40,000 shares, marking the fifth consecutive repurchase program the Company has implemented.  Shares acquired through the repurchase program will be open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18.  During the three months ended March 31, 2003, the Company did not repurchase any shares of outstanding common stock under these programs.  As of March 31, 2003, approximately 34,811 shares had been repurchased since the inception of the July 2000 program, at a total cost of $784,569.

IMS believes that its available funds, credit facilities and the cash flows expected to be generated from operations will be adequate to satisfy its current and planned operations and needs and contingent payments for at least the next 12 months including an estimate of approximately $13,356 in fees associated with the CTS Split-Off (see Note 6 to the unaudited Condensed Consolidated Financial Statements).  IMS’s ability to expand and grow its business in accordance with current plans, to make acquisitions, repurchase stock and to meet its long-term capital requirements beyond this 12-month period will depend on many factors, including the rate, if any, at which its cash flow increases, its ability and willingness to accomplish acquisitions, repurchase treasury stock and the availability to IMS of public and private debt and equity financing, including its current ability to secure bank lines of credit.  IMS cannot be certain that additional financing, if required, will be available on terms favorable to it, if at all.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS No. 143 was effective for fiscal years beginning after June 15, 2002.  IMS adopted SFAS No. 143 effective January 1, 2003, which did not have a material impact on the IMS’s financial position, results of operations or cash flows for the three months ended March 31, 2003.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by IMS, contain statements that, in the opinion of IMS, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “project,” “estimate,” “will,” “may,” “should,” “future,” “predicts,” “potential,” “continue” and similar expressions identify these forward-looking statements, which appear in a number of places in this Quarterly Report and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, foreign currency conversion and all other statements regarding the intent, plans, beliefs or expectations of IMS or its directors or officers.  Investors are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements.  These risks and uncertainties include, but are not limited to:

•            risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks – IMS derived approximately 59% of its revenue in 2002 from non-US operations;

•            to the extent IMS seeks growth through acquisitions, alliances or joint ventures, the ability to identify, consummate and integrate acquisitions, alliances and ventures on satisfactory terms;

•            the ability to develop new or advanced technologies, including sophisticated information systems, software and other technology used to deliver its products and services and to do so on a timely and cost-effective basis, and the exposure to the risk of obsolescence or incompatibility of these technologies with those of its customers or suppliers;

•            the ability of IMS to maintain and defend its intellectual property rights in jurisdictions around the world;

•            the ability to identify and implement cost-containment measures;

•            the ability to successfully maintain historic effective tax rates and to achieve  estimated corporate overhead levels;

•            competition, particularly in the markets for pharmaceutical information;

•            regulatory, legislative and enforcement initiatives to which IMS is or may become subject, relating particularly to patient privacy and the collection and dissemination of data and specifically, the use of anonymized patient-specific information, which IMS anticipates to be an increasingly important tool in the design, development and marketing of pharmaceuticals, and tax;

•            regulatory, legislative and enforcement initiatives to which customers of IMS in the pharmaceutical industry are or may become subject restricting the prices that may be charged for subscription or other pharmaceutical products or the manner in which such products may be marketed or sold;

•            deterioration in economic conditions, particularly in the pharmaceutical, healthcare, or other industries in which IMS’s customers may operate;

•            consolidation in the pharmaceutical industry and the other industries in which IMS’s customers operate;

•            the imposition of additional restrictions on IMS’s use of or access to data, or the refusal by data suppliers to provide data to IMS;

•            conditions in the securities markets which may affect the value or liquidity of portfolio investments, including the investment in TriZetto and management’s estimates of lives of assets, recoverability of assets, fair market value, estimates and liabilities and accrued income tax benefits and liabilities;

•            to the extent unforeseen cash needs arise, the ability to obtain financing on favorable terms; and

•            terrorist activity, the threat of such activity, and responses to and results of such activity and threats, including but not limited to effects, domestically and/or internationally, on IMS, its personnel and facilities, its customers and suppliers, financial markets and general economic conditions.

Consequently, all the forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including, but not limited to, the information contained under this heading and the Condensed Consolidated Financial Statements (unaudited) and notes thereto for the three month period ended March 31, 2003 and by the material set forth under the headings “Business” and “Factors That May Affect Future Results” in IMS’s Annual Report on Form 10-K for the year ended December 31, 2002.  IMS is under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item is set forth in “Note 10. Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements (unaudited) on pages 16 through 19 hereof.

Item 4. Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)                                 Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth in “Note 9. Contingencies” in the Notes to the Condensed Consolidated Financial Statements (unaudited) on pages 10 through 16 hereof.

Item 5. Other Information.

Due to a typographical error, the IMS Health 2003 Proxy Statement incorrectly states the deadline for submitting shareholder proposals for inclusion in our Proxy Statement for consideration at the Company’s 2004 Annual Meeting.  Under the rules of the Securities and Exchange Commission, if a shareholder wants us to include a proposal in our Proxy Statement (and form of proxy) for presentation at our 2004 Annual Meeting of Shareholders, the proposal must be received by us, marked to the attention of
Robert H. Steinfeld, Corporate Secretary, at our principal executive offices by December 2, 2003 – not December 2, 2004.

For additional details on submitting shareholder proposals, please refer to IMS’s 2003 Proxy Statement.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

None.

(b)	Reports on 8-K:

A report on Form 8-K was filed on January 16, 2003 to present under Item 5, Other Events, pro forma financial information that updated and replaced pro forma financial information presented in the Cognizant Technology exchange offering circular-prospectus mailed on January 9, 2003.

A report on Form 8-K was filed on January 23, 2003 to present under Item 5, Other Events, disclosure of an action filed against IMS Health and several other defendants alleging, among other things, misappropriation of certain independent pharmacies’ trade secrets.

A report on Form 8-K was filed on February 5, 2003 to present under Item 5, Other Events, disclosure of a press release announcing that IMS would take a non-cash, non-recurring after-tax impairment charge in the fourth quarter of 2002 on its investment in The TriZetto Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMS Health Incorporated

By:	/s/ Nancy E. Cooper
Date: May 7, 2003	Nancy E. Cooper
Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ Leslye G. Katz
Date: May 7, 2003	Leslye G. Katz
Vice President, Controller
(principal accounting officer)

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David M. Thomas
Date: May 7, 2003	David M. Thomas
Chairman and Chief Executive Officer

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Nancy E. Cooper
Date: May 7, 2003	Nancy E. Cooper
Senior Vice President and
Chief Financial Officer