Form 10-Q
period 2003-06-30
IMS HEALTH INC
filed 2003-08-05
CIK 1058083

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding At July 31, 2003
Common Stock, par value $.01 per share	239,100,245

IMS HEALTH INCORPORATED

PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of June 30, 2003	As of December 31, 2002
Assets:
Current Assets:
Cash and cash equivalents	$286,529	$289,261
Short-term marketable securities	27,862	—
Accounts receivable, net of allowances of $7,631 and $5,808 in 2003 and 2002, respectively	240,218	215,868
Other receivable (Note 9)	—	36,116
Other current assets	114,705	110,258
Current assets of discontinued operations	—	175,761
Total Current Assets	669,314	827,264
Securities and other investments	17,082	18,239
TriZetto equity investment (Note 8)	49,232	74,557
Property, plant and equipment, net of accumulated depreciation of $162,507 and $150,606 in 2003 and 2002, respectively	134,094	131,587
Computer software	179,236	168,985
Goodwill	226,135	184,163
Other assets	187,888	159,070
Non-current assets of discontinued operations	—	54,663
Total Assets	$1,462,981	$1,618,528

Liabilities, Minority Interests and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$36,717	$31,940
Accrued and other current liabilities	171,538	152,201
Short-term debt	250,023	204,812
Accrued income taxes	134,947	143,872
Short-term deferred tax liability	12,119	11,964
Deferred revenues	108,475	94,061
Current liabilities of discontinued operations	—	39,733
Total Current Liabilities	713,819	678,583
Postretirement and postemployment benefits	74,110	73,813
Long-term debt (Note 10)	345,015	325,000
Other liabilities	170,939	107,894
Non-current liabilities of discontinued operations	—	31,622
Total Liabilities	$1,303,883	$1,216,912

Commitments and contingencies (Note 9)
Minority Interests	$103,326	$102,033
Minority Interests of discontinued operations	—	77,327
Shareholders’ Equity:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares at June 30, 2003 and December 31, 2002, respectively	$3,350	$3,350
Capital in excess of par	500,068	497,562
Retained earnings	1,660,197	1,165,090
Treasury stock, at cost, 95,956 and 53,980 shares at June 30, 2003 and December 31, 2002, respectively	(2,009,931)	(1,316,354)
Cumulative translation adjustment	(77,634)	(106,907)
Minimum pension liability adjustment, net of taxes of $8,371 at June 30, 2003 and December 31, 2002	(17,487)	(17,487)
Unrealized loss on changes in fair value of cash flow hedges, net of tax	(3,270)	(3,141)
Unrealized gains on investments, net of taxes of $258 and $76 at June 30, 2003 and December 31, 2002, respectively	479	143
Total Shareholders’ Equity	$55,772	$222,256
Total Liabilities, Minority Interests and Shareholders’ Equity	$1,462,981	$1,618,528

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended June 30,
	2003	2002

Operating Revenue	$337,776	$303,900

Operating costs	135,311	119,834
Selling and administrative expenses	85,335	77,775
Depreciation and amortization	19,831	12,014
Operating Income	97,299	94,277
Interest income	1,255	1,379
Interest expense	(3,920)	(3,625)
Gains (losses) from investments, net	32	2,470
Gain (loss) on issuance of investees’ stock, net	54	(86)
Other expense, net	(9,835)	(15,607)
Non-Operating Income (Loss), Net	(12,414)	(15,469)
Income before provision for income taxes	84,885	78,808
Provision for income taxes (Note 11)	(29,463)	(24,944)
TriZetto equity loss, net of income taxes of $43 and $61 for 2003 and 2002, respectively	(66)	(93)
Income from continuing operations	55,356	53,771
Income from discontinued operations, net of income taxes of $2,322 for 2002 (Note 6)	—	8,242
Net Income	$55,356	$62,013

Basic Earnings Per Share of Common Stock:
Income from continuing operations	$0.23	$0.19
Income from discontinued operations	—	0.03
Basic Earnings Per Share of Common Stock	$0.23	$0.22

Diluted Earnings Per Share of Common Stock:
Income from continuing operations	$0.23	$0.19
Income from discontinued operations	—	0.03
Diluted Earnings Per Share of Common Stock	$0.23	$0.21

Weighted average number of shares outstanding – basic	241,999	287,660
Dilutive effect of shares issuable as of period-end under stock option plans	813	1,576
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	5	34
Weighted Average Number of Shares Outstanding – Diluted	242,817	289,270

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Six Months Ended June 30,
	2003	2002

Operating Revenue	$651,693	$593,614

Operating costs	268,300	235,085
Selling and administrative expenses	171,095	158,357
Depreciation and amortization	36,629	23,758
Severance, impairment and other charges	37,220	—
Operating Income	138,449	176,414
Interest income	2,518	2,768
Interest expense	(7,974)	(6,308)
Gains (losses) from investments, net	(844)	1,250
Loss on issuance of investees’ stock, net	(261)	(86)
Other expense, net	(20,638)	(16,309)
Non-Operating Income (Loss), Net	(27,199)	(18,685)
Income before provision for income taxes	111,250	157,729
Provision for income taxes (Note 11)	(93,812)	(49,492)
TriZetto equity loss, net of income taxes of $258 and $191 for 2003 and 2002, respectively	(399)	(295)
TriZetto impairment charge, net of income taxes of $9,565 for 2003	(14,842)	—
Income from continuing operations	2,197	107,942
Income from discontinued operations, net of income taxes of $1,237 and $4,243 for 2003 and 2002, respectively (Note 6)	2,779	13,250
Gain on discontinued operations (Note 6)	495,053	—
Net Income	$500,029	$121,192

Basic Earnings Per Share of Common Stock:
Income from continuing operations	$0.01	$0.37
Income from discontinued operations	1.99	0.05
Basic Earnings Per Share of Common Stock	$1.99	$0.42

Diluted Earnings Per Share of Common Stock:
Income from continuing operations	$0.01	$0.37
Income from discontinued operations	1.98	0.05
Diluted Earnings Per Share of Common Stock	$1.99	$0.42

Weighted average number of shares outstanding – basic	250,658	289,720
Dilutive effect of shares issuable as of period-end under stock option plans	663	1,440
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	5	66
Weighted Average Number of Shares Outstanding – Diluted	251,326	291,226

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Net income	$500,029	$121,192
Less income from discontinued operations and gain on disposal	(497,832)	(13,250)
Income from continuing operations	2,197	107,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,629	23,758
Bad debt expense	513	2,307
Nielsen Media Research interest receivable	—	(1,378)
Deferred income taxes	9,079	6,452
(Gains) losses from investments, net	844	(1,250)
(Gain) loss on issuance of investees’ stock, net	261	86
TriZetto equity loss, net	399	295
TriZetto impairment charge, net	14,842	—
Minority interests in net income of consolidated companies	5,445	5,277
Non-cash stock compensation charges	1,532	904
Non-cash portion of severance, impairment and other charges	6,480	—
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in accounts receivable	(12,984)	(23,517)
Net increase in inventory	(857)	(2,526)
Net increase in prepaid expenses and other current assets	(13,071)	(6,711)
Net increase (decrease) in accounts payable	2,149	(3,568)
Net (decrease) increase in accrued and other current liabilities	(7,453)	12,622
Net increase (decrease) in accrued severance, impairment and other charges	18,304	(19,429)
Net increase (decrease) in deferred revenues	3,300	(5,189)
Net increase in accrued income taxes	52,210	14,533
Net decrease (increase) in pension assets and liabilities	933	(4,499)
Net decrease (increase) in other long-term assets	2,065	(10,262)
Net tax benefit on stock option exercises	78	(1,774)
Nielsen Media Research payment received in respect of D&B Legacy Tax Matters	37,025	—
Net Cash Provided by Operating Activities	159,920	94,073
Cash Flows Used in Investing Activities:
Capital expenditures	(9,133)	(8,988)
Additions to computer software	(37,680)	(32,100)
Investments in short-term marketable securities	(27,862)	—
Payments for acquisitions of businesses, net of cash acquired	(48,966)	(7,244)
Proceeds from sale of investments, net	1,296	22,020
Funding of venture capital investments	(1,200)	(3,000)
Other investing activities, net	(8,291)	(2,795)
Net Cash Used in Investing Activities	(131,836)	(32,107)
Cash Flows Used in Financing Activities:
Net (decrease) increase in debt	(91,272)	161,393
Borrowings under private placement	150,000	—
Payments for purchase of treasury stock	(93,550)	(192,221)
Proceeds from exercise of stock options	1,755	11,658
Dividends paid	(9,785)	(11,626)
Proceeds from employee stock purchase plan	1,385	1,406
Increase in cash overdrafts	832	8,590
Refund of cash portion of Synavant spin-off dividend	4,863	—
Net Cash Used in Financing Activities	(35,772)	(20,800)
Effect of Exchange Rate Changes	4,956	2,160
Increase in Cash and Cash Equivalents	(2,732)	43,326
Cash and Cash Equivalents, Beginning of Period	289,261	183,409
Cash and Cash Equivalents, End of Period	$286,529	$226,735

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars and shares in thousands, except per share data)

Note 1.  Interim Condensed Consolidated Financial Statements (unaudited)

The accompanying Condensed Consolidated Financial Statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended.  The Condensed Consolidated Financial Statements (unaudited) do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  The Condensed Consolidated Financial Statements (unaudited) and related notes should be read in conjunction with the Consolidated Financial Statements and related notes of IMS Health Incorporated (the “Company” or “IMS”) included in its 2002 Annual Report on Form 10-K and in its previous filings on Form 10-Q.  Certain prior year amounts have been reclassified to conform with the 2003 presentation.  Amounts presented in the Condensed Consolidated Financial Statements (unaudited) may not add due to rounding.

Note 2.  Basis of Presentation

The Company is a leading global provider of information solutions to the pharmaceutical and healthcare industries.  The Company operates in more than 100 countries and provides market information, sales management and decision-support services to the pharmaceutical and healthcare industries.  Its key products include sales management information to optimize sales force productivity, marketing effectiveness research for prescription and over-the-counter pharmaceutical products, consulting and other services.  The Company also owns a venture capital unit, Enterprise Associates, LLC (“Enterprises”) which is focused on investments in emerging businesses, and a 26.1% equity interest in The TriZetto Group, Inc. (“TriZetto”), at June 30, 2003.

During the year ended December 31, 2002, the Company also included the Cognizant Technology Solutions Corporation Segment (“CTS”), which provides custom Information Technology (“IT”) design, development, integration and maintenance services.  CTS is a publicly traded corporation on the Nasdaq national market system.  IMS owned 55.3% of the common shares outstanding of CTS (92.5% of the outstanding voting power) as of December 31, 2002, and accounted for CTS as a consolidated subsidiary.  On February 6, 2003, the Company divested CTS through a split-off transaction, and as a result, during the three months ended March 31, 2003, the Company recorded a net gain from discontinued operations of $495,053.  The Company’s share of CTS results are presented as discontinued operations for 2003 through the date of divestiture and for the three and six months ended June 30, 2002.  CTS’s assets and liabilities are presented as discontinued operations as of December 31, 2002 (see Note 6.)

Note 3.  Summary of Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an enterprise classifies and measures certain financial instruments that have characteristics of both liabilities and equity.  SFAS No. 150 requires an enterprise to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 effective June 1, 2003 did not have a material impact on the Company’s financial position, results of operations or cash flows for the three months ended June 30, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS No. 143 was effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 effective January 1, 2003 did not have a material impact on the Company’s financial position, results of operations or cash flows for the three and six months ended June 30, 2003.

Note 4.  Summary of Significant Accounting Policies

Short-term marketable securities.  Short-term marketable securities primarily include highly liquid bonds.  The Company considers all highly liquid investments with maturities of greater than 90 days and less than 365 days at the time of purchase to be short-term marketable securities.

Stock-based compensation.  SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied.  The Company has chosen to continue applying Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employers” and related interpretations in accounting for its plans.  If the compensation cost for the Company’s stock-based compensation plans was determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three and six months ended June 30:

		Three months ended June 30,		Six months ended June 30,
		2003	2002	2003	2002
Net Income:	As reported	$55,356	$62,013	$500,029	$121,192
	Add: Stock-based employee compensation expense included in reported net income, net of tax	620	403	1,175	995
	Deduct: Total stock-based employee compensation expense under fair value method for all awards, net of tax	(4,837)	(7,323)	(10,875)	(11,485)
	Pro forma	$51,139	$55,093	$490,329	$110,702
Earnings Per Share:
Basic	As reported	$0.23	$0.22	$1.99	$0.42
	Pro forma	$0.21	$0.19	$1.96	$0.38
Diluted
	As reported	$0.23	$0.21	$1.99	$0.42
	Pro forma	$0.21	$0.19	$1.95	$0.38

For a description of the Company’s other critical accounting policies, please refer to the Company’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 5.  Acquisitions

Acquisitions

During the three months ended March 31, 2003, the Company completed two acquisitions with an aggregate cash purchase price of $52,938.  These acquisitions were Data Niche Associates, Inc. (U.S.) and Azyx Polska Geopharma Information Services, Sp.z.o.o. (Poland) and were accounted for under the purchase method of accounting.  As such, the aggregate cash purchase price has been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date.  The purchase price allocation will be finalized after completion of the valuation of certain assets and liabilities.  Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company’s results of operations.  The unaudited Condensed Consolidated Financial Statements include the results of these acquired companies subsequent to the closing of the acquisitions.  Had these acquisitions occurred as of January 1, 2003 or 2002, the impact on the Company’s results of operations would not have been significant.

During the three months ended March 31, 2003, the Company also entered into an agreement to purchase the Azyx business in Portugal.  However, the completion of this acquisition was contingent upon the Company obtaining regulatory approval from Portugal.  During July 2003, the Company received regulatory approval from Portugal and expects to close the acquisition during the third quarter of 2003.

The Company is in the process of completing its purchase price allocation related to its acquisitions of (a) Medcom Canada, (b) Marketing Initiatives, Inc., (c) Rosenblatt-Klauber Group, (d) Battaerd Mansley PTY Limited and (e) Medical Radar Limited, completed during 2002.  In addition, the Company made tax related and other acquisition related payments during the second quarter of 2003.  Accordingly, additional goodwill of $4,251 was recorded as a result of this process for these acquisitions.  This includes a reduction of $3,012 related to the deferred tax liabilities resulting from intangible assets which are not amortizable for tax purposes.

In February 2002, the Company acquired Infoplex Durdaut & Jassmann GmbH, based in Germany.  The purchase price for this acquisition, including direct and incremental transaction costs, amounted to $7,013, paid in cash.  After an allocation of the purchase price to the net assets acquired, the Company recorded goodwill of $3,758.

Note 6.  CTS Split-Off

On February 6, 2003, the Company completed an exchange offer to distribute its majority interest in CTS.  The Company exchanged 0.309 shares of CTS class B common shares for each share of the Company that was tendered.  Under terms of the offer, the Company accepted 36,540 IMS common shares tendered in exchange for all 11,291 CTS common shares that the Company owned.  As the offer was oversubscribed, the Company accepted tendered IMS shares on a pro-rata basis in proportion to the number of shares tendered.  The proration factor was 21.115717%.

As a result of this exchange offer, during the three months ended March 31, 2003, the Company recorded a net gain from discontinued operations of $495,053.  This gain was based on the Company’s closing market price on February 6, 2003 multiplied by the 36,540 shares of IMS common shares accepted in the offer, net of the Company’s carrying value of CTS and after deducting direct and incremental expenses related to the exchange offer.

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded the results of CTS through the disposition date and the gain on disposal as income from discontinued operations net of income taxes in the Condensed Consolidated Statements of Income (unaudited) for the six months ended June 30, 2003.  The Company’s share of CTS’s, assets and liabilities are presented as discontinued operations as of December 31, 2002.  The Company’s share of CTS’s results for the three and six months ended June 30, 2002 and the period from January 1, 2003 through the effective date of the exchange offer are presented as discontinued operations.

Direct costs related to the CTS Split-Off approximated $17,300, consisting primarily of investment advisor, legal and accounting fees.  Of this amount, approximately $12,400 was paid through June 30, 2003.

Note 7.  Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment.  It also provides that intangible assets that have finite useful lives be amortized.  There was no impairment of goodwill upon adoption of SFAS No. 142 and as such, the Company did not recognize a transition adjustment during the first six months of 2002.

During the first quarter of 2003, the Company recorded additional goodwill of $31,973 based on a preliminary allocation of purchase price for the two acquisitions completed in 2003 (see Note 5).  During the three months ended June 30, 2003, the Company increased goodwill and reduced certain intangible assets by $3,711 related to certain acquisitions completed during the second half of 2002, as it is in the process of completing its purchase price allocations (see Note 5).  As of June 30, 2003 total goodwill amounted to $226,135.

All of the Company’s other acquired intangibles are subject to amortization.  During the first quarter of 2003, the Company recorded intangible assets of $21,000 based on a preliminary allocation of purchase price for acquisitions completed in 2003.  Intangible asset amortization expense was $2,372 and $4,389 during the three and six months ended June 30, 2003.  At June 30, 2003, intangible assets (principally included in Other assets) were primarily composed of Customer Relationships, Databases and Trade Names.  The gross carrying amounts and related accumulated amortization of these intangibles were $58,612 and $7,597, respectively, at June 30, 2003.  These intangibles are amortized over periods ranging from two to fifteen years.

Amortization expense associated with intangible assets at June 30, 2003 is estimated to be $4,745 for the second half of 2003 and approximately $9,490 for each year beginning in 2004 through 2008.

Note 8.  Investments in Equity Investees

Summary financial information for TriZetto for the three and six months ended June 30, 2003 and 2002 is presented below.  The amounts shown represent TriZetto’s unaudited consolidated operating results, based on publicly available information.

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Net Sales	$76,524	$66,781	$145,558	$126,475
Gross Profit	$24,035	$21,920	$45,127	$41,215
Loss from Operations	$(828)	$(5,071)	$(2,969)	$(11,032)
Net Loss	$(1,359)	$(3,670)	$(4,028)	$(8,284)

The investment in TriZetto is accounted for under the equity method of accounting.  Following an initial decline in the market value of TriZetto stock below cost in the latter part of the second quarter of 2002, the Company performed, and continues to perform, a periodic assessment in accordance with its policy to determine whether an other-than-temporary decline in fair value has occurred.  An impairment charge of $14,842, net of taxes of $9,565, was recorded in the three months ended March 31, 2003, to write down the Company’s investment in TriZetto following the continued significant decline in the market value of TriZetto shares below the Company’s carrying value.  As of June 30, 2003, TriZetto shares closed at $5.99 compared to the Company’s carrying value per share of $4.06.

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

The Company routinely enters into agreements with its customers to sell data that the Company acquires in the normal course of business.  In these customer agreements the Company agrees to indemnify and hold harmless the customers for any damages they may suffer as a result of potential intellectual property infringement claims.  These indemnities typically have terms of approximately two years.  The Company has not accrued a liability with respect to these matters, as the exposure is considered neither probable nor reasonably estimable.

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

In June 1998, Cognizant separated into two public companies by spinning off IMS (the “1998 Spin-Off”) and then changed its name to Nielsen Media Research, Inc. (“NMR”).  As a result of the 1998 Spin-Off, the Company and NMR are jointly and severally liable for all liabilities of Cognizant under the agreements effecting the 1996 Spin-Off.  As between themselves, however, the Company and NMR agreed that IMS will assume 75%, and NMR will assume 25%, of any payments to be made in respect of the IRI Action, including any legal fees and expenses related thereto incurred in 1999 or thereafter (IMS agreed to be responsible for legal fees and expenses incurred during 1998).  In addition, the Company and NMR agreed they would share equally Cognizant’s share of liability arising out of the D&B Legacy Tax

Matters after the Company paid the first $130,000 of such liability.  NMR’s aggregate liability for payments in respect of the IRI Action and the D&B Legacy Tax Matters shall not exceed $125,000.

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

The complaint alleges various violations of the antitrust laws of the United States, including alleged violations of Sections 1 and 2 of the Sherman Act.  The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship.  These latter claims relate to the acquisition by the defendants of Survey Research Group Limited (“SRG”).  IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.  IRI’s complaint alleges damages in excess of $350,000, which amount IRI has asked to be trebled under the antitrust laws.  IRI also seeks punitive damages in an unspecified amount.  A trial date has been set for September 20, 2004.

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

D&B Legacy and Related Tax Matters.  During the second quarter of 2002, the IRS issued Notices of Proposed Adjustments (“Notices”) with respect to a certain transaction entered into by D&B in 1993.  In these Notices, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1995 and 1996 tax returns and by Cognizant on its 1997 tax return.  The IRS previously concluded an audit of the 1993 and 1994 D&B federal income tax returns and did not disallow any similar claimed deductions.  D&B II is the agent for Donnelley in the D&B Legacy Tax Matters.  D&B II and the Company disagree with the position taken by the IRS in its Notices and a responsive brief has been filed to this effect with the IRS.  If the IRS were to issue a formal assessment consistent with such Notices and such assessment were ultimately upheld in full by the courts, the Company’s share of the total liability for 1995 and 1996 (as determined pursuant to the agreements effecting the 1996 and 1998 Spin-Off’s) would be approximately $40,300, net of income tax benefit.  If the IRS were to issue a formal assessment for 1997 consistent with such Notices and such assessment were ultimately upheld in full by the courts, the Company’s total liability would be approximately $17,400, net of income tax benefit.  In addition, the IRS has indicated an intention to assert penalties for 1995 and 1996 based on its interpretation of applicable law.  D&B II has advised the Company that Donnelley would challenge this interpretation.  If the IRS were to prevail in its assertion of penalties and interest thereon, the Company’s share of such penalties and interest would be approximately $8,100, net of income tax benefit.

In addition, in February 2003, the partnership associated with the transaction described above received a Summary Report from the IRS that challenges the tax treatment of certain royalty payments received by the partnership which relate to the royalty expense deductions referred to above.  In the Summary Report, the IRS proposes to reallocate certain partnership income to D&B.  If the IRS were to prevail in the positions taken in the Summary Report, the Company’s share of the additional liability including penalties and interest thereon would be approximately $20,300, net of income tax benefit.  The IRS formalized its position by issuing 30 and 60-day letters to D&B II and the partnership in May of 2003.  Management disagrees with the position taken by the IRS, in part because this position is inconsistent with the IRS’s position with respect to the royalty expense deduction described above, and D&B II has advised the Company that Donnelley intends to vigorously challenge the IRS’s interpretation.

If the IRS were to prevail in the positions taken in the Summary Report, certain deductions taken by the Company subsequent to the 1996 Spin-Off may be disallowed.  The Company believes the deductions are appropriate and will vigorously challenge any disallowance claimed by the IRS.  If the IRS were to issue a formal assessment and such assessment were ultimately upheld in full by the courts, the Company’s liability would be approximately $56,300 net of income tax benefits.

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

Sharing Dispute.  In May 2000, the Company paid $212,291 to the IRS in connection with a D&B Legacy Tax Matter.  Pursuant to the terms of the 1998 Spin-Off, NMR was liable for a portion of this amount but was not obligated to pay the Company for its share until January 2, 2001.  In December 2000, the Company requested reimbursement from NMR in the amount of $41,136, which represented NMR’s share of the liability according to the Company’s calculations.  On January 2, 2001, NMR made a payment of $10,530 but refused to pay the remaining $30,606 based on its interpretation of the applicable agreements.  At March 31, 2003, the Company had a receivable of $36,805, which included the outstanding principal and accumulated accrued interest of $6,199.  During each of the three and six months ended June 30, 2003 and 2002, $220, $909, $689 and $1,378, respectively, of interest income was accrued in accordance with the terms of the applicable agreements.  These amounts were reflected in Other receivable in the Condensed Consolidated Statements of Financial Position.  On April 29, 2003, the American Arbitration Association International Center for Dispute Resolution panel issued an award in favor of the Company and ordered that NMR pay the Company the entire principal balance plus simple 9% interest from January 2, 2001, together with all legal fees and costs incurred by the Company in connection with the arbitration.  On April 30, 2003, the Company received $37,025 from NMR in satisfaction of the principal amount plus interest from January 2, 2001 through April 30, 2003.  On May 16, 2003, the Company received an additional $1,332 from NMR as reimbursement of the Company’s legal fees and costs in connection with the arbitration.

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

Other Contingencies

Contingent Consideration.  Under the terms of the purchase agreements related to acquisitions made in 2002 and 2001, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain targets during 2003 to 2007.  Any additional payments will be recorded as goodwill in accordance with Emerging Issues Task Force Issue No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”  Based on current estimates, management expects the additional payments under these agreements to total approximately $14,000.  As of June 30, 2003, no amounts were earned under these contingencies.  The annual contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2003 through 2007.

Gartner Spin-Off.  In July 1999, the Company spun off Gartner, Inc.  Pursuant to the terms of that spin-off, Gartner agreed to indemnify the Company and its stockholders for additional taxes that may become payable as a result of certain actions that may be taken by Gartner that adversely affect the tax-free treatment of the spin-off.  However, the Company may become obligated for certain tax liabilities in the event the spin-off is deemed to be a taxable transaction as a result of certain Gartner share transactions that may be undertaken following the spin-off.  In the opinion of management, it is not probable that the Company will incur any material liabilities with respect to this matter.

Synavant Spin-Off.  In August 2000, the Company spun off Synavant, Inc.  Pursuant to the terms of that spin-off, Synavant undertook to be jointly and severally liable to the other parties to the 1996 Spin-Off for any future liabilities of Cognizant under the terms of that spin-off and to NMR for any future liabilities of the Company under the 1998 Spin-Off.  However, as between the Company and Synavant, each agreed to bear 50% of the Company’s share of any future liability arising out of the IRI Action or the D&B Legacy Tax Matters (net of the liability borne by NMR), up to a maximum liability of $9,000 for Synavant.  In connection with the acquisition of Synavant by Dendrite International, Inc., on June 16, 2003, Synavant satisfied its current and future liabilities to the Company in respect of the IRI Action and the D&B Legacy Tax Matters by paying $8,345 to the Company of which approximately $4,900 represented an adjustment to the Synavant Spin dividend, approximately $2,200 represented the reimbursement of previously expensed legal fees and approximately $1,100 was a prepayment of Synavant’s future 50% share of legal fees associated with the IRI litigation.

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

Other Litigation.  On January 17, 2003, the Company was served with a summons in a new litigation matter.  Also named as defendants in this litigation are approximately 50 software vendors from which the Company purchased prescription data in the 1990’s (and, for many of these vendors, from which the Company continues to purchase data).  In this action, it is alleged the Company misappropriated the trade secrets (i.e., prescription data) of thousands of pharmacies in the United States and used this information either without authorization or outside the scope of any authorization.  This same conduct is alleged to breach contracts between the Company and the software vendors from which the Company had purchased this prescription data.

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

The Company is a defendant in another litigation brought in state court in southern Illinois (Circuit Court of the 20th Judicial Circuit).  This lawsuit was originally brought in 1994 against Mayberry Systems, a small developer of pharmacy dispensary software in the Midwest.  Two pharmacy customers alleged Mayberry Systems was taking prescription data from their systems without authorization, and selling it to others (including the Company).  The Company was subsequently added to the lawsuit in 1996, alleging the Company knew or should have known that Mayberry Systems was taking the data and selling it without authorization (i.e., misappropriation of trade secrets).  The lawsuit was later certified as a class action on behalf of all former and current customers of Mayberry Systems (approximately 350 pharmacies).  Plaintiffs are demanding damages in the amount of $20,000 plus punitive damages and attorneys fees.  The Company denies any of the wrongdoing alleged by the plaintiffs and plans to vigorously defend this action.  The trial is scheduled to start during August, 2003.  In the opinion of management of the Company, it is remote that the Company will incur any material liabilities with respect to this matter.

During the second quarter of 2003 and up to the date of this filing, the Company has been served with 19 complaints filed with the labor court in Frankfurt, Germany.  The plaintiffs are part of a group of approximately 110 employees of GIC Global Information Technology and Consulting GmbH (“GIC Global”) whose employment was terminated in the second quarter in connection with GIC Global’s insolvency proceedings.  GIC Global is owned by former senior managers of what was once the Company’s data processing center in Frankfurt, Germany.  GIC Global purchased the assets and business of the Frankfurt data processing center from the Company in September 2000 as part of a management buyout.  Thereafter, the Company moved its data processing to its data center in the United States.  The plaintiffs are seeking reemployment and/or severance from the Company.  The Company is currently investigating the claims made by these plaintiffs and is unable at this time to predict the manner in which this matter may eventually be resolved or, if resolved adversely to the Company, the range of possible liability.  However, the Company believes that these claims are without merit and intends to vigorously defend these actions.

Limited Partnership.  The Company consolidates the assets, liabilities, results of operations and cash flows of businesses and investments over which it has control.  Third parties’ ownership interests are reflected as minority interests on the Company’s financial statements.  Two of the Company’s subsidiaries contributed assets to, and participate in, a limited partnership.  One subsidiary serves as general partner, and all other partners hold limited partnership interests.  The partnership, which is a separate and distinct legal entity, is in the business of licensing database assets and computer software.  In 1997, third-party investors contributed $100,000 to the partnership in exchange for minority ownership interests.  The Company and its subsidiaries maintain a controlling (88%) interest in the partnership and consolidates the assets, liabilities, results of operations and cash flows of the partnership.  Under the terms of the partnership agreements, the third-party investors had the right to take steps that would result in the liquidation of their partnership interest on June 30, 2003.  On July 1, 2003, the Company and the third party investors entered into agreements extending the date on which the third party investors could liquidate their interests to June 30, 2006.

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

It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above.  The Company does not enter into foreign currency transactions for investment or speculative purposes.  The principal currencies hedged are the Japanese Yen, the Euro, the Swiss Franc and the Canadian Dollar.

The impact of foreign exchange risk management activities on pre-tax income resulted in net pre-tax losses of $9,282 and $16,984, and $12,491 and $10,064, during the three and six months ended

June 30, 2003 and 2002, respectively.  In addition, at June 30, 2003, the Company had approximately $349,867 in foreign exchange forward contracts outstanding with various expiration dates through September 2003 relating to non-functional currency assets and liabilities and estimated 2003 operating income.  Gains and losses on these contracts are not deferred and are included in the Condensed Consolidated Statements of Income (Unaudited) in Other expense, net.

Fair Value of Financial Instruments

At June 30, 2003, the Company’s financial instruments included cash, cash equivalents, short-term marketable securities, accounts receivable, accounts payable, short-term debt, including short-term borrowings reclassified as long-term debt, long-term debt, interest rate swaps and foreign currency forward contracts.  At June 30, 2003, the fair values of cash, cash equivalents, short-term marketable securities, accounts receivable, accounts payable and short-term debt approximated carrying values due to the short-term nature of these instruments.  The contractual value of the Company’s foreign currency forward contracts was approximately $349,867 at June 30, 2003, and all contracts mature in 2003.  The estimated fair values of the forward contracts were determined based on quoted market prices.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties.  The Company would not realize a material loss as of June 30, 2003 in the event of non-performance by any one counterparty.  The Company enters into transactions only with financial institution counterparties that have a credit rating of A or better.  In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($240,218 and $215,868, net of allowances, at June 30, 2003 and December 31, 2002, respectively), principally from customers in the pharmaceutical industry.  The Company’s trade receivables do not represent significant concentrations of credit risk at June 30, 2003, due to the high quality of its customers and their dispersion across many geographic areas.

Lines of Credit and Liquidity

The Company has borrowing arrangements with several domestic and international banks to provide lines of credit up to $632,500 at June 30, 2003.  Total borrowings under these existing lines totaled $438,200 and $523,900 at June 30, 2003 and December 31, 2002, respectively.  In general, the terms of these lines of credit give the Company the option to borrow at an interest rate equal to LIBOR plus 37.5 basis points for short-term lines and LIBOR plus 65.0 basis points for long-term lines.  The weighted average interest rates for the short-term lines were 1.67% and 1.99% at June 30, 2003 and December 31, 2002, respectively.  The weighted average interest rates for the long-term lines were 1.89% and 2.21% at June 30, 2003 and December 31, 2002, respectively.  The commitment fee associated with the unused short-term lines of credit is 22.5 basis points per year, increasing to 28.75 basis points per year if the facilities are less than 50% utilized.  Under the long-term lines the commitment fee is 52.5 basis points on the unused portion per year.  The borrowing arrangements require the Company to comply with certain financial covenants and at June 30, 2003, the Company was in compliance with all such covenants.  Total debt of $595,038 and $529,812 at June 30, 2003 and December 31, 2002, respectively, included $150,000 of five-year private placement debt (as further discussed below) at June 30, 2003, and $6,838 and $5,912 at June 30, 2003 and December 31, 2002, respectively, related primarily to cash overdrafts, certain capital leases, mortgages and an adjustment to the carrying amount of fair value hedged debt.

During the fourth quarter of 2001, the Company renegotiated with several banks and entered into three-year lines of credit for borrowings of up to $175,000.  During the second quarter of 2003, the Company renegotiated with a bank and increased the amount available under an existing three-year line by $25,000.  Borrowings under these three-year facilities are short-term in nature; however, the Company has the ability and the intent to refinance the short-term borrowings as they come due through December 2004.  As such, at June 30, 2003 and December 31, 2002, the Company reclassified $190,000 and $175,000, respectively, of its then outstanding debt as long-term debt pursuant to the provisions of SFAS No. 6.  Borrowings have maturity dates of up to 90 days from their inception.

In March and April 2002, the Company entered into interest rate swaps on a portion of its variable rate debt portfolio.  These arrangements convert the variable interest rates to a fixed interest rate on a notional amount of $75,000 and mature at various times from March 2005 through April 2006.  The fixed rates range from 4.05% to 5.08%.  The interest rate swaps are accounted for as cash flow hedges and any changes in fair value are recorded in Other comprehensive income, in the Consolidated Statements of Shareholders’ Equity (Unaudited).  The mark-to-market adjustment for the three and six months ended June 30, 2003 was an unrealized net loss of $87 and $129, respectively.

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

At June 30, 2003, the Company’s Total Current Liabilities exceed its Total Current Assets by $44,505 primarily as a result of management’s decision to maintain a greater proportion of short-term borrowings versus longer-term debt instruments.  This strategy allows the Company to achieve lower borrowing costs while providing flexibility to repay debt with cash flow from operations and proceeds from the exercise of stock options and the liquidation of equity holdings.  Based on estimated future cash flows from operations, the continued monetization of its venture capital investments, the ability to monetize other assets as well as IMS’s ability to utilize unused existing lines of credit, the Company believes it will have sufficient cash and other resources to fund its short-term and long-term business plans, including its current and long-term obligations, its contingent payments, its stock repurchase program and its operations.

Note 11.  Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

In the six months ended June 30, 2003 the Company’s effective tax rate was impacted by approximately $69,600 due to the Company’s reassessment, based on information received in April 2003, of its liability associated with certain D&B Legacy Tax Matters and related subsequent transactions.  This is more fully described in Note 9.  Further, the effective tax rate was affected by the favorable settlement of a non-U.S. audit which approximated $13,900.  In the six months ended June 30, 2002, the Company’s effective tax rate reflected true-ups of current and deferred income tax liabilities.

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

On July 19, 2000, the Board of Directors authorized a stock repurchase program to buy up to 40,000 shares, marking the fifth consecutive repurchase program the Company has implemented.  Shares acquired through this repurchase program were open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18.

During the six months ended June 30, 2003, the Company repurchased approximately 5,700 shares of outstanding common stock under these programs at a total cost of $93,550, compared with total repurchases of approximately 9,400 shares at a total cost of $192,221 for the six months ended June 30, 2002.  As of June 30, 2003, approximately 500 shares of the 5,700 shares purchased in the second quarter of 2003 had been repurchased since the inception of the April 2003 program, at a total cost of $9,799.

As discussed in Note 6, during the three months ended March 31, 2003, the Company completed the CTS Split-Off exchange offer and accepted 36,540 IMS common shares tendered in exchange for all 11,291 CTS common shares that the Company owned.

The Company re-issued approximately 54 treasury shares under option exercises for proceeds of $846 during the three months ended June 30, 2003.  During the six months ended June 30, 2003, the Company re-issued approximately 115 treasury shares under option exercises for proceeds of $1,755.  In addition, the Company paid dividends of $0.02 per share for a total of $4,882 during the three months ended June 30, 2003.  For the six months ended June 30, 2003, the Company paid dividends of $0.04 per share for a total of $9,785.

Note 13.  Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income	$55,356	$62,013	$500,029	$121,192
Other comprehensive income, net of taxes:
Unrealized gains (losses) on:
Available-for-sale equity securities	834	532	718	(3,442)
Reclassification adjustment	(560)	(8,007)	(201)	(7,515)
Tax benefit on above	(96)	2,616	(181)	3,835
Change in unrealized gains (losses) on investments	178	(4,859)	336	(7,122)
Foreign currency translation gains	24,464	26,327	29,273	18,068
Changes in fair value of cash flow hedges	(87)	(1,215)	(129)	(1,215)
Total other comprehensive income	24,555	20,253	29,480	9,731
Comprehensive Income	$79,911	$82,266	$529,509	$130,923

Included in the reclassification adjustments of $(560) and $(201) for the three and six months ended June 30, 2003, respectively, are $296 and $655, respectively of write downs related to other-than-temporary declines in value of the venture capital investments.

Note 14.  Severance, Impairment and Other Charges

During the three months ended March 31, 2003, the Company recorded $37,220 of Severance, impairment and other charges (the “first quarter charge”) as a component of operating income.  These charges were designed to further streamline operations and increase productivity.

Approximately $9,958 was charged to expense in the first quarter of 2003, related to a worldwide reduction in headcount of approximately 80 employees.  These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

The Company recorded approximately $22,303 in contract-related charges, including $16,500 in charges to exit data supply and processing contracts and $5,803 related to lease obligations associated with abandoned properties.  These costs are incremental and either relate to existing contractual obligations that do not have any future economic benefit or represent a contract cancellation penalty.

Approximately $4,959 was charged to expense to write down computer software to its net realizable value.  These write-downs resulted from the Company’s decision to abandon certain products.

The cash portion of this charge amounts to $32,261, of which the Company paid approximately $4,814 during the first half of 2003 related primarily to employee termination payments and contract-related charges.  The remaining accrual of $25,926 at June 30, 2003 relates to lease obligations and continuing payments related to employee terminations.

During the three months ended June 30, 2003, the Company reversed approximately $3,000 of severance charges and contract-related charges originally included in the first quarter charge due to the Company’s refinement of estimates and change in headcount reductions.  The Company also recorded additional charges during the three months ended June 30, 2003 of approximately $3,000 related primarily to a software impairment and severance action.

During the fourth quarter of 2001, the Company completed the assessment of its Competitive Fitness Program (the “Program”).  This program was designed to streamline operations, increase productivity, and improve client service.  In connection with this program, the Company recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income.

During the first six months of 2003, the Company paid approximately $7,640 under the Program, related primarily to employee termination payments and costs related to a facility shutdown.  Since the program’s inception $52,540 has been paid by the Company.  As expected, all actions under the Program were completed by December 31, 2002.  The remaining accrual of $11,164 at June 30, 2003 relates primarily to lease obligations and continuing payments related to completed employee terminations.

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

The chief operating decision-makers evaluate performance and allocate resources based on revenue and operating income data.

A summary of the Company’s revenue by product line, as of and for the three and six months ended June 30, 2003 and 2002 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating Revenue by product line:
Sales management	$205,283	$184,469	$392,920	$359,200
Market research	$119,657	$106,202	$234,607	$209,140
Other services	$12,836	$13,229	$24,166	$25,274
Total Operating Revenue	$337,776	$303,900	$651,693	$593,614

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars and shares in thousands, except per share data)

This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements (unaudited) and related notes.

IMS Health Incorporated (“IMS” or the “Company”) is a leading global provider of information solutions to the pharmaceutical and healthcare industries.  IMS operates in more than 100 countries and provides market information, sales management and decision-support services to the pharmaceutical and healthcare industries.  Its key products include sales management information to optimize sales force productivity, marketing effectiveness research for prescription and over-the-counter pharmaceutical products, consulting and other services.  IMS also owns a venture capital unit, Enterprise Associates, LLC (“Enterprises”) which is focused on investments in emerging businesses, and a 26.1% equity interest in The TriZetto Group, Inc. (“TriZetto”), at June 30, 2003.

During the year ended December 31, 2002, IMS also included the Cognizant Technology Solutions Corporation Segment (“CTS”), which provides custom Information Technology (“IT”) design, development, integration and maintenance services.  CTS is a publicly traded corporation on the Nasdaq national market system.  IMS owned 55.3% of the common shares outstanding of CTS (92.5% of the outstanding voting power) as of December 31, 2002, and accounted for CTS as a consolidated subsidiary.  On February 6, 2003, the Company divested CTS through a split-off transaction, and as a result, during the three months ended March 31, 2003, the Company recorded a net gain from discontinued operations of $495,053.  The Company’s share of CTS results are presented as discontinued operations for 2003 through the date of divestiture and for the three and six months ended June 30, 2002.  CTS’s assets and liabilities are presented as discontinued operations as of December 31, 2002 (see Note 6 to the unaudited Condensed Consolidated Financial Statements.)

Three Months Ended June 30, 2003 compared with Three Months Ended June 30, 2002

Operating Results

The reference to constant dollar throughout this report is made so that IMS’s results can be viewed without the impacts of changing foreign currency exchange rates and therefore facilitates a comparative view of business growth.  In the first half of 2003 the U.S. Dollar generally weakened against other currencies, so growth at constant dollar exchange rates was lower than growth at actual currency exchange rates.

Operating revenue for the three months ended June 30, 2003 grew 11.1% to $337,776 from $303,900 in the three months ended June 30, 2002.  On a constant dollar basis revenue growth was 3.0%.  Sales Management revenue of $205,283 in the three months ended June 30, 2003 reflects an increase of 11.3% from the three months ended June 30, 2002, with growth of 2.8% on a constant dollar basis, driven by new product sales.  Market Research revenue improved 12.7% to $119,657 in the three months ended June 30, 2003, and grew 4.5% constant dollar, reflecting growth from new clients and expansion of product capabilities.  Other Services revenue declined 3.0% to $12,836 for the three months ended June 30, 2003, a decline of 6.6% on a constant dollar basis, primarily due to a very strong second quarter in 2002 for Cambridge Pharma Consultancy, Limited (“Cambridge”).

IMS’s operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of IMS’s services.  IMS’s operating costs grew 12.9% to $135,311 in the three months ended

June 30, 2003, from $119,834 in the three months ended June 30, 2002.  The increase resulted primarily from foreign exchange and higher operating costs resulting from acquisitions made during the latter half of 2002 and the first half of 2003.

Selling and administrative expenses consist primarily of the costs attributable to sales, marketing, client service and administration, including personnel, promotion, communications, management, finance, and occupancy.  IMS’s selling and administrative expenses grew 9.7% in the three months ended June 30, 2003, to $85,335 from $77,775 in the three months ended June 30, 2002, primarily due to foreign exchange and higher selling and administrative costs resulting from acquisitions made during the latter half of 2002 and the first half of 2003.

Depreciation and amortization charges increased 65.1% to $19,831 in the three months ended June 30, 2003, from $12,014 in the three months ended June 30, 2002, primarily due to foreign exchange, higher amortization of intangible assets resulting from acquisitions made during the latter half of 2002 and the first half of 2003 and increased software amortization associated with new products.

Operating income for the three months ended June 30, 2003, increased 3.2% to $97,299 from $94,277 in the three months ended June 30, 2002.  On a constant dollar basis operating income declined by 4.4%.

Net interest expense was $2,665 in the three months ended June 30, 2003, compared with $2,246 in the three months ended June 30, 2002, primarily due to higher levels of debt and lower interest income from Nielsen Media Research, Inc. (“NMR”) in 2003.  See Note 9 to the unaudited Condensed Consolidated Financial Statements.

Gains (losses) from investments, net, amounted to a net gain of $32 in the three months ended June 30, 2003, as compared to a net gain of $2,470 in the three months ended June 30, 2002.  The net gain in 2003 is due to a gain of $856 from the sale of an investment in the Enterprises portfolio, net of write downs of $296 related to other-than-temporary declines in value of the venture capital investments, and management fees relating to the portfolio of $528.  The gain in the three months ended June 30, 2002 was due primarily to $8,008 of net gains realized on the sale of investments within IMS’s Enterprises portfolio, offset by a write down related to the assessment of other-than-temporary declines in value of the venture capital investments amounting to $4,235 and management fees of $1,301.

Gain (loss) on issuance of investees’ stock, net, amounted to $54 in the three months ended June 30, 2003, relating to the exercise of stock options by TriZetto employees and TriZetto share repurchases, compared to $(86) in the three months ended June 30, 2002.  This gain (loss) has been recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 51, “Accounting for Sales of Stock by a Subsidiary.”

Other expense, net, decreased in the three months ended June 30, 2003, to $9,835 from $15,607 in the three months ended June 30, 2002.  This was primarily due to net foreign exchange losses of $9,282 in the three months ended June 30, 2003, compared with net foreign exchange losses of $12,491 in the three months ended June 30, 2002, and a $2,210 cash refund from Synavant received during the second quarter of 2003 relating to their share of fees for the IRI litigation.

In the three months ended June 30, 2003 and June 30, 2002, IMS’s effective tax rate was reduced as a result of global tax planning initiatives.  While IMS intends to continue to seek global tax planning initiatives, there can be no assurance that IMS will be able to successfully implement such initiatives to reduce or maintain its overall tax rate.

A TriZetto equity loss, net, of $66 was recorded in the three months ended June 30, 2003, compared with a net loss of $93 in the three months ended June 30, 2002.

On February 6, 2003, the Company divested CTS through a split-off transaction, and as a result, CTS’s results are presented as income from discontinued operations for 2003 through the date of divestiture and for the three months ended June 30, 2002 (see Note 6 to the unaudited Condensed Consolidated Financial Statements).  Income from discontinued operations net of $8,242 was recorded in the three months ended June 30, 2002.  As a result of the divestiture there was no comparable income in the three months ended June 30, 2003.

Six Months Ended June 30, 2003 compared with Six Months Ended June 30, 2002

Operating Results

Operating revenue for the six months ended June 30, 2003 grew 9.8% to $651,693 from $593,614 in the six months ended June 30, 2002.  On a constant dollar basis revenue growth was 2.0%.  Sales Management revenue of $392,920 in the six months ended June 30, 2003 reflects an increase of 9.4% from the six months ended June 30, 2002, with growth of 1.4% on a constant dollar basis, driven by new product sales.  Market Research revenue improved 12.2% to $234,607 in the six months ended June 30, 2003, and grew 4.1% constant dollar, reflecting growth from new clients and expansion of product capabilities.  Other Services revenue declined 4.4% to $24,166 for the six months ended June 30, 2003, a decline of 7.6% on a constant dollar basis primarily due to a very strong first half in 2002 for Cambridge.

IMS’s operating costs grew 14.1% to $268,300 in the six months ended June 30, 2003, from $235,085 in the six months ended June 30, 2002.  The increase resulted primarily from foreign exchange and higher operating costs resulting from acquisitions made during the latter half of 2002 and the first half of 2003.

IMS’s selling and administrative expenses grew 8.0% in the six months ended June 30, 2003, to $171,095 from $158,357 in the six months ended June 30, 2002, primarily due to foreign exchange and higher selling and administrative costs resulting from acquisitions made during the latter half of 2002 and the first half of 2003.

Depreciation and amortization charges increased 54.2% to $36,629 in the six months ended June 30, 2003, from $23,758 in the six months ended June 30, 2002, primarily due to foreign exchange, higher amortization of intangible assets resulting from acquisitions made during the latter half of 2002 and the first half of 2003 and increased software amortization associated with new products.

During the first quarter of 2003, IMS recorded a $37,220 pretax charge for Severance, impairments and other charges consisting primarily of severance charges of approximately $9,958 for approximately 80 employees, charges to exit data supply and processing contracts of $16,500, lease obligations associated with abandoned properties of $5,803, and approximately $4,959 to write down computer software to its net realizable value.  There was no comparable charge during the six months ended June 30, 2002.  See Note 14 to the unaudited Condensed Consolidated Financial Statements.

Operating income for the six months ended June 30, 2003, decreased 21.5% to $138,449 from $176,414 in the six months ended June 30, 2002, primarily due to the Severance, impairment and other charges of $37,220 recorded in the first quarter of 2003.  On a constant dollar basis operating income declined by 7.6%.

Net interest expense was $5,456 in the six months ended June 30, 2003, compared with $3,540 in the six months ended June 30, 2002, primarily due to higher levels of debt and lower interest income from NMR.  See Note 9 to the unaudited Condensed Consolidated Financial Statements.

Gains (losses) from investments, net, amounted to a net loss of $844 in the six months ended June 30, 2003, as compared to a net gain of $1,250 in the six months ended June 30, 2002.  The net loss in 2003 is due primarily to management fees relating to IMS’s Enterprises portfolio of $1,046 and $655 of write downs related to other-than-temporary declines in value of the venture capital investments, offset by gains realized on the sale of such investments of $856.  The gain in the six months ended June 30, 2002 was due primarily to $7,515 of net gains realized on the sale of investments within IMS’s Enterprises portfolio, offset by write downs related to the assessment of other-than-temporary declines in value of the venture capital investments amounting to $4,907.

Loss on issuance of investees’ stock, net, amounted to $261 in the six months ended June 30, 2003, relating to the exercise of stock options by TriZetto employees and TriZetto share repurchases, compared to a net loss of $86 in the six months ended June 30, 2002.  This loss has been recognized in accordance with SAB No. 51.

Other expense, net, increased in the six months ended June 30, 2003, to $20,638 from $16,309 in the six months ended June 30, 2002, primarily due to net foreign exchange losses of $16,984 in the six months ended June 30, 2003, compared with net foreign exchange losses of $10,064 in the six months ended June 30, 2002, and a $2,210 cash refund from Synavant received during the second quarter of 2003 relating to their share of fees for the IRI litigation.

In the six months ended June 30, 2003, IMS’s effective tax rate was impacted by approximately $69,600 due to IMS’s reassessment, based on information received in April 2003, of its liability associated with certain D&B Legacy Tax Matters and related subsequent transactions.  This is more fully described in Note 9 to the unaudited Condensed Consolidated Financial Statements.  Further, the effective tax rate was affected by the favorable settlement of a non-U.S. audit which approximated $13,900.  In the six months ended June 30, 2002, IMS’s effective tax rate reflected true-ups of current and deferred income tax liabilities.

For all periods presented, IMS’s effective tax rate was reduced as a result of global tax planning initiatives.  While IMS intends to continue to seek global tax planning initiatives, there can be no assurance that IMS will be able to successfully implement such initiatives to reduce or maintain its overall tax rate.

A TriZetto equity loss, net, of $399 was recorded in the six months ended June 30, 2003, compared with a net loss of $295 in the six months ended June 30, 2002.

An impairment charge of $14,842, net of taxes of $9,565, was recorded in the three months ended March 31, 2003 to write down IMS’s investment in TriZetto following the continued significant decline in the market value of TriZetto shares below IMS’s carrying value, including a further substantial decline subsequent to December 31, 2002.  As of June 30, 2003, TriZetto shares closed at $5.99 compared to IMS’s carrying value per share of $4.06.

On February 6, 2003, the Company divested CTS through a split-off transaction, and as a result, CTS’s results are presented as income from discontinued operations for 2003 through the date of divestiture and for the six months ended June 30, 2002 (see Note 6 to the unaudited Condensed Consolidated Financial Statements).  Income from discontinued operations net in the six months ended June 30, 2003 decreased to $2,779 from $13,250 in the six months ended June 30, 2002.  The decrease is due to only 37 days of IMS’s share of CTS net income (January 1, 2003 through February 6, 2003) being included for 2003 compared with a full six months in 2002.  As a result of the divestiture, the Company recorded a net gain from discontinued operations during the six months ended June 30, 2003, of $495,053.

Liquidity and Capital Resources

Cash and cash equivalents decreased $2,732 during the first six months of 2003 to $286,529 at June 30, 2003 compared to $289,261 at December 31, 2002.  The decrease reflects cash used in investing and financing activities of $131,836 and $35,772, respectively, offset by cash generated from operating activities of $159,920 and exchange rate changes of $4,956.  Including the change in short-term marketable securities, which is included in cash used in investing activities, cash and cash equivalents and short-term marketable securities increased to $314,391 at June 30, 2003 compared to $289,261 at December 31, 2002, an increase of $25,130.  On February 6, 2003, the Company divested CTS through a split-off transaction, and as a result, the Company’s share of CTS’s, assets and liabilities is presented as discontinued operations as of June 30, 2003 and December 31, 2002.  The Company’s share of CTS’s results for the six months ended June 30, 2002 and the period from January 1, 2003 through the effective date of the exchange offer are presented as discontinued operations, and the Condensed Consolidated Statements of Cash Flows exclude CTS Cash Flows for the six months ended June 30, 2003 and 2002 (see Note 6 to the unaudited Condensed Consolidated Financial Statements.)

Net cash provided by operating activities amounted to $159,920 for the six months ended June 30, 2003, an increase of $65,847 over the comparable period in 2002.  The increase relates primarily to the NMR payment received in respect of Legacy D&B Tax Matters, lower cash requirements for accrued income taxes, severance, impairment and other charges and lower funding of accounts receivables balances due to improved collection.  These items were partially offset by lower income from continuing operations in 2003.

Net cash used in investing activities amounted to $131,836 for the six months ended June 30, 2003, an increase in cash used of $99,729 over the comparable period in 2002.  The greater cash requirements during 2003 relate primarily to $41,722 in higher spending on acquisitions, $27,862 of investments in short-term marketable securities in 2003 with no comparable investment in 2002, a

$20,724 reduction in cash receipts received for sales of investments and an increase of $5,580 in spending on deferred software relating to new product development.  These items were partially offset by a required $3,000 funding of a venture capital investment in the prior period compared with a cash outlay of $1,200 in 2003.

Net cash used in financing activities amounted to $35,772 for the six months ended June 30, 2003, an increase of $14,972 over the comparable period in 2002.  This increase was primarily due to a $9,903 decrease in proceeds from exercise of stock options and a $7,758 decrease in cash overdrafts.

At June 30, 2003, IMS’s Total Current Liabilities exceed its Total Current Assets by $44,505 primarily as a result of management’s decision to maintain a greater proportion of short-term borrowings versus longer-term debt instruments.  This strategy allows IMS to achieve lower borrowing costs while providing flexibility to repay debt with cash flow from operations and proceeds from the exercise of stock options and the liquidation of equity holdings.  Based on estimated future cash flows from operations, the continued monetization of its venture capital investments, the ability to monetize other assets as well as IMS’s ability to utilize unused existing lines of credit (see Note 10 to the unaudited Condensed Consolidated Financial Statements), IMS believes it will have sufficient cash and other resources to fund its short-term and long-term business plans, including its current and long-term obligations, its contingent payments, its stock repurchase program and its operations.

On April 15, 2003, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares, marking the sixth consecutive repurchase program the Company had implemented.  Shares acquired through this repurchase program were open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18.

On July 19, 2000, the Board of Directors authorized a stock repurchase program to buy up to 40,000 shares, marking the fifth consecutive repurchase program the Company has implemented.  Shares acquired through the repurchase program will be open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18.

During the six months ended June 30, 2003, the Company repurchased approximately 5,700 shares of outstanding common stock under these programs at a total cost of $93,550, compared with total repurchases of approximately 9,400 shares at a total cost of $192,221 for the six months ended June 30, 2002.  As of June 30, 2003, approximately 500 shares of the 5,700 shares purchased in the second quarter of 2003, had been repurchased since the inception of the April 2003 program, at a total cost of $9,799.

IMS believes that its available funds, credit facilities and the cash flows expected to be generated from operations will be adequate to satisfy its current and planned operations and needs and contingent payments for at least the next 12 months including an estimate of approximately $4,900 in fees associated with the CTS Split-Off (see Note 6 to the unaudited Condensed Consolidated Financial Statements).  IMS’s ability to expand and grow its business in accordance with current plans, to make acquisitions, repurchase stock and to meet its long-term capital requirements beyond this 12-month period will depend on many factors, including the rate, if any, at which its cash flow increases, its ability and willingness to accomplish acquisitions, repurchase treasury stock and the availability to IMS of public and private debt and equity financing, including its current ability to secure bank lines of credit.  IMS cannot be certain that additional financing, if required, will be available on terms favorable to it, if at all.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an enterprise classifies and measures certain financial instruments that have characteristics of both liabilities and equity.  SFAS No. 150 requires an enterprise to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 effective June 1, 2003 did not have a material impact on the Company’s financial position, results of operations or cash flows for the three months ended June 30, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS No. 143 was effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 effective January 1, 2003 did not have a material impact on the Company’s financial position, results of operations or cash flows for the three and six months ended June 30, 2003.

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

•                  the ability to successfully maintain historic effective tax rates;

•                  competition, particularly in the markets for pharmaceutical information;

•                  regulatory, legislative and enforcement initiatives to which IMS is or may become subject, relating particularly to tax and to patient privacy and the collection and dissemination of data and specifically, the use of anonymized patient-specific information, which IMS anticipates to be an increasingly important tool in the design, development and marketing of pharmaceuticals;

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

Consequently, all the forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including, but not limited to, the information contained under this heading and the Condensed Consolidated Financial Statements (unaudited) and notes thereto for the three and six month periods ended June 30, 2003 and by the material set forth under the headings “Business” and “Factors That May Affect Future Results” in IMS’s Annual Report on Form 10-K for the year ended December 31, 2002.  IMS is under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item is set forth in “Note 10. Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements (unaudited) on pages 18 through 20 hereof.

Item 4. Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of June 30, 2003 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)                                 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth in “Note 9. Contingencies” in the Notes to the Condensed Consolidated Financial Statements (unaudited) on pages 11 through 18 hereof.

Item 2.  Changes in Securities and Use of Proceeds

On April 14, 2003, in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), the Company issued to each of Curtis C. Cutter and Joseph L. Ebersole 30,907 shares of its Common Stock without registration under the Securities Act.  These shares were issued in satisfaction of the Company’s deferred contingent purchase price obligation under the Agreement and Plan of Merger between ChinaMetric, Inc., the Stockholders of ChinaMetric, Inc. and IMS (as successor to Cognizant Corporation) dated March 31, 1998, pursuant to which the Company purchased ChinaMetric, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of IMS Health Incorporated was held on May 2, 2003.

The following nominees for director named in the Proxy Statement dated March 31, 2003 were elected at the Meeting by the votes indicated:

	For	Withheld

John P. Imlay, Jr.	192,161,214	20,931,977

Robert J. Kamerschen	192,188,441	20,904,750

H. Eugene Lockhart	192,003,946	21,089,245

The votes in favor of the election of the nominees represent at least 90% of the shares present at the meeting.

Approval of the appointment of PricewaterhouseCoopers LLP as Independent Public Accountants was approved by the following vote:

	For	Against	Abstain

Number of Shares	186,307,513	25,748,396	1,307,282

Approval of the Amended and Restated 1998 IMS Health Incorporated Non-Employee Directors’ Stock Incentive Plan:

Number of Shares	132,616,034	47,501,020	1,762,167

Approval of the Amended and Restated 1998 IMS Health Incorporated Employees’ Stock Incentive Plan:

Number of Shares	130,695,679	49,472,266	1,701,677

Reapproval of Performance Goals Under the 1998 IMS Health Incorporated Employees’ Stock Incentive Plan and Executive Annual Incentive Plan:

Number of Shares	199,552,397	11,979,396	1,557,396

Approval of the Floor Proposal for the Removal of the Staggered Board:

Number of Shares	400	213,093,191	0

Item 6.  Exhibits and Reports on Form 8-K

(a)                        Exhibits:

Exhibit Number	Description of Exhibits

10.1	First Amendment to the IMS Health Incorporated U.S. Executive Retirement Plan (As amended effective April 17, 2001)*

10.2	First Amendment to the IMS Health Incorporated Supplemental Executive Retirement Plan (As amended effective April 17, 2001)*

10.3	IMS Health Incorporated Executive Pension Plan effective as of April 17, 2001*

10.4	Employment Agreement for Nancy E. Cooper (As amended and restated as of February 11, 2003)*

10.5	Employment Agreement for Robert H. Steinfeld (As amended and restated as of February 11, 2003)*

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002

*Management Contract or Compensatory Plan Arrangement

(b)                       Reports on 8-K:

A report on Form 8-K was filed on June 23, 2003 to present under Item 9, Regulation FD Disclosure, Certifications of IMS Health’s Vice President Global Compensation and Benefits and the Senior Vice President and Chief Financial Officer accompanying the Annual Report on Form 11-K of the IMS Health Incorporated Savings Plan filed June 23, 2003.

A report on Form 8-K was filed on May 7, 2003 to present under Item 9, Regulation FD Disclosure, Certifications of IMS Health’s Chief Executive Officer and Chief Financial Officer accompanying the IMS Health Incorporated Quarterly Report on Form 10-Q filed May 7, 2003.

A report on Form 8-K was filed on April 15, 2003 to present under Item 9, Regulation FD Disclosure, Press Release regarding IMS Health’s financial results for its first quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMS Health Incorporated

	By:	/s/ Nancy E. Cooper
Date: August 5, 2003		Nancy E. Cooper Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ Leslye G. Katz
Date: August 5, 2003		Leslye G. Katz Vice President, Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	First Amendment to the IMS Health Incorporated U.S. Executive Retirement Plan (As amended and restated effective April 17, 2001)*

10.2	First Amendment to the IMS Health Incorporated Supplemental Executive Retirement Plan (As amended and restated effective April 17, 2001)*

10.3	IMS Health Incorporated Executive Pension Plan effective as of April 17, 2001*

10.4	Employment Agreement for Nancy E. Cooper (As amended and restated as of February 11, 2003)*

10.5	Employment Agreement for Robert H. Steinfeld (As amended and restated as of February 11, 2003)*

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002

*Management Contract or Compensatory Plan Arrangement