Form 10-Q
period 2003-09-30
IMS HEALTH INC
filed 2003-11-04
CIK 1058083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding At September 30, 2003
Common Stock, par value $.01 per share	239,459,616

IMS HEALTH INCORPORATED

PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of September 30, 2003	As of December 31, 2002
Assets:
Current Assets:
Cash and cash equivalents	$307,422	$289,261
Short-term marketable securities	34,312	—
Accounts receivable, net of allowances of $4,846 and $5,808 in 2003 and 2002, respectively	227,121	215,868
Other receivable (Note 9)	—	36,116
Other current assets	109,519	110,258
Current assets of discontinued operations	—	175,761
Total Current Assets	678,374	827,264
Securities and other investments	15,316	18,239
TriZetto equity investment (Note 8)	49,448	74,557
Property, plant and equipment, net of accumulated depreciation of $166,134 and $150,606 in 2003 and 2002, respectively	132,375	131,587
Computer software	185,032	168,985
Goodwill	231,266	184,163
Other assets	187,327	159,070
Non-current assets of discontinued operations	—	54,663
Total Assets	$1,479,138	$1,618,528

Liabilities, Minority Interests and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$31,810	$31,940
Accrued and other current liabilities	170,320	152,201
Short-term debt	185,543	204,812
Accrued income taxes	154,182	143,872
Short-term deferred tax liability	12,126	11,964
Deferred revenues	95,359	94,061
Current liabilities of discontinued operations	—	39,733
Total Current Liabilities	649,340	678,583
Postretirement and postemployment benefits	72,804	73,813
Long-term debt (Note 10)	342,762	325,000
Other liabilities	177,717	107,894
Non-current liabilities of discontinued operations	—	31,622
Total Liabilities	$1,242,623	$1,216,912

Commitments and Contingencies (Note 9)
Minority Interests	$101,269	$102,033
Minority Interests of Discontinued Operations	—	77,327

Shareholders’ Equity:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares at September 30, 2003 and December 31, 2002, respectively	$3,350	$3,350
Capital in excess of par	497,948	497,562
Retained earnings	1,724,620	1,165,090
Treasury stock, at cost, 95,586 and 53,980 shares at September 30, 2003 and December 31, 2002, respectively	(2,000,918)	(1,316,354)
Cumulative translation adjustment	(69,970)	(106,907)
Minimum pension liability adjustment, net of taxes of $8,371 at September 30, 2003 and December 31, 2002	(17,487)	(17,487)
Unrealized loss on changes in fair value of cash flow hedges, net of tax	(2,809)	(3,141)
Unrealized gains on investments, net of taxes of $276 and $76 at September 30, 2003 and December 31, 2002, respectively	512	143
Total Shareholders’ Equity	$135,246	$222,256
Total Liabilities, Minority Interests and Shareholders’ Equity	$1,479,138	$1,618,528

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended September 30,
	2003	2002

Operating Revenue	$345,978	$306,048

Operating costs	137,954	110,723
Selling and administrative expenses	81,684	70,416
Depreciation and amortization	18,398	14,398
Operating Income	107,942	110,511
Interest income	739	1,552
Interest expense	(3,688)	(3,960)
Gains from investments, net	1,964	1,200
Loss on issuance of investees’ stock, net	(143)	(489)
Other expense, net	(1,117)	(1,514)
Non-Operating Income (Loss), Net	(2,245)	(3,211)
Income before provision for income taxes	105,697	107,300
Provision for income taxes (Note 11)	(36,702)	(33,245)
TriZetto equity income (loss), net of income taxes of $(141) and $262 for 2003 and 2002, respectively	218	(406)
Income from Continuing Operations	69,213	73,649
Income from discontinued operations, net of income taxes of $4,065 for 2002 (Note 6)	—	8,607
Net Income	$69,213	$82,256

Basic Earnings Per Share of Common Stock:
Income from continuing operations	$0.29	$0.26
Income from discontinued operations	—	0.03
Basic Earnings Per Share of Common Stock	$0.29	$0.29

Diluted Earnings Per Share of Common Stock:
Income from continuing operations	$0.29	$0.26
Income from discontinued operations	—	0.03
Diluted Earnings Per Share of Common Stock	$0.29	$0.29

Weighted average number of shares outstanding – basic	239,141	283,089
Dilutive effect of shares issuable as of period-end under stock option plans	2,593	207
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	64	4
Weighted Average Number of Shares Outstanding – Diluted	241,798	283,300

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Nine Months Ended September 30,
	2003	2002

Operating Revenue	$997,671	$899,662

Operating costs	406,254	345,807
Selling and administrative expenses	252,779	228,773
Depreciation and amortization	55,027	38,156
Severance, impairment and other charges	37,220	—
Operating Income	246,391	286,926
Interest income	3,257	4,320
Interest expense	(11,662)	(10,268)
Gains from investments, net	1,120	2,450
Loss on issuance of investees’ stock, net	(404)	(575)
Other expense, net	(21,755)	(17,823)
Non-Operating Income (Loss), Net	(29,444)	(21,896)
Income before provision for income taxes	216,947	265,030
Provision for income taxes (Note 11)	(130,514)	(82,737)
TriZetto equity loss, net of income taxes of $117 and $453 for 2003 and 2002, respectively	(181)	(701)
TriZetto impairment charge, net of income taxes of $9,565 for 2003	(14,842)	—
Income from Continuing Operations	71,410	181,592
Income from discontinued operations, net of income taxes of $1,237 and $8,308 for 2003 and 2002, respectively (Note 6)	2,779	21,857
Gain on discontinued operations (Note 6)	495,053	—
Net Income	$569,242	$203,449

Basic Earnings Per Share of Common Stock:
Income from continuing operations	$0.29	$0.63
Income from discontinued operations	2.02	0.08
Basic Earnings Per Share of Common Stock	$2.31	$0.71

Diluted Earnings Per Share of Common Stock:
Income from continuing operations	$0.29	$0.63
Income from discontinued operations	2.01	0.08
Diluted Earnings Per Share of Common Stock	$2.30	$0.70

Weighted average number of shares outstanding – basic	246,776	287,486
Dilutive effect of shares issuable as of period-end under stock option plans	1,058	1,053
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	83	50
Weighted Average Number of Shares Outstanding – Diluted	247,917	288,589

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net income	$569,242	$203,449
Less income from discontinued operations and gain on disposal	(497,832)	(21,857)
Income from continuing operations	71,410	181,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,027	38,156
Bad debt expense	864	1,198
Nielsen Media Research interest receivable	—	(2,067)
Deferred income taxes	10,436	15,361
Gains from investments, net	(1,120)	(2,450)
Loss on issuance of investees’ stock, net	404	575
TriZetto equity loss, net	181	701
TriZetto impairment charge, net	14,842	—
Minority interests in net income of consolidated companies	6,189	7,933
Non-cash stock compensation charges	2,303	480
Non-cash portion of severance, impairment and other charges	6,576	—
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net decrease in accounts receivable	298	6,215
Net increase in inventory	(377)	(4,559)
Net increase in prepaid expenses and other current assets	(7,380)	(6,219)
Net decrease in accounts payable	(3,431)	(7,235)
Net (decrease) increase in accrued and other current liabilities	(224)	4,576
Net increase (decrease) in accrued severance, impairment and other charges	10,219	(27,467)
Net decrease in deferred revenues	(10,234)	(17,210)
Net increase in accrued income taxes	77,722	28,834
Net decrease (increase) in pension assets and liabilities	435	(3,529)
Net decrease (increase) in other long-term assets	3,061	(7,582)
Net tax benefit on stock option exercises	799	793
Nielsen Media Research payment received in respect of D&B Legacy Tax Matters	37,025	—
Net Cash Provided by Operating Activities	275,025	208,096
Cash Flows Used in Investing Activities:
Capital expenditures	(12,948)	(12,931)
Additions to computer software	(56,743)	(52,746)
Investments in short-term marketable securities	(34,312)	—
Payments for acquisitions of businesses, net of cash acquired	(52,237)	(10,244)
Proceeds from sale of investments, net	3,988	22,020
Funding of venture capital investments	(1,200)	(3,000)
Other investing activities, net	(9,645)	(17,613)
Net Cash Used in Investing Activities	(163,097)	(74,514)
Cash Flows Used in Financing Activities:
Net (decrease) increase in debt	(156,380)	206,948
Borrowings under private placement	150,000	—
Payments for purchase of treasury stock	(97,936)	(260,543)
Proceeds from exercise of stock options	11,545	14,883
Dividends paid	(14,575)	(17,324)
Proceeds from employee stock purchase plan	1,382	1,411
Increase in cash overdrafts	1,246	1,883
Refund of cash portion of Synavant spin-off dividend	4,863	—
Net Cash Used in Financing Activities	(99,855)	(52,742)
Effect of Exchange Rate Changes	6,088	640
Increase in Cash and Cash Equivalents	18,161	81,480
Cash and Cash Equivalents, Beginning of Period	289,261	183,409
Cash and Cash Equivalents, End of Period	$307,422	$264,889

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 1.    Interim Condensed Consolidated Financial Statements (unaudited)

The accompanying Condensed Consolidated Financial Statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended.  The Condensed Consolidated Financial Statements (unaudited) do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  The Condensed Consolidated Financial Statements (unaudited) and related notes should be read in conjunction with the Consolidated Financial Statements and related notes of IMS Health Incorporated (the “Company” or “IMS”) included in its 2002 Annual Report on Form 10-K and in its previous filings on Form 10-Q.  Certain prior year amounts have been reclassified to conform to the 2003 presentation.  Amounts presented in the Condensed Consolidated Financial Statements (unaudited) may not add due to rounding.

Note 2.     Basis of Presentation

The Company is a leading global provider of information solutions to the pharmaceutical and healthcare industries.  The Company operates in more than 100 countries and provides market information, sales management and decision-support services to the pharmaceutical and healthcare industries.  Its key products include sales management information to optimize sales force productivity, marketing effectiveness research for prescription and over-the-counter pharmaceutical products, consulting and other services.  The Company also owns a venture capital unit, Enterprise Associates, LLC (“Enterprises”), which is focused on investments in emerging businesses, and a 26.0% equity interest in The TriZetto Group, Inc. (“TriZetto”), at September 30, 2003.

During the year ended December 31, 2002, the Company also included the Cognizant Technology Solutions Corporation Segment (“CTS”), which provides custom Information Technology (“IT”) design, development, integration and maintenance services.  CTS is a publicly traded corporation on the Nasdaq national market system.  IMS owned 55.3% of the common shares outstanding of CTS (92.5% of the outstanding voting power) as of December 31, 2002, and accounted for CTS as a consolidated subsidiary.  On February 6, 2003, the Company divested CTS through a split-off transaction, and as a result, during the three months ended March 31, 2003, the Company recorded a net gain from discontinued operations of $495,053.  The Company’s share of CTS results are presented as discontinued operations for 2003 through the date of divestiture and for the three and nine months ended September 30, 2002.  CTS’s assets and liabilities are presented as discontinued operations as of December 31, 2002 (see Note 6).

Note 3.    Summary of Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an enterprise classifies and measures certain financial instruments that have characteristics of both liabilities and equity.  SFAS No. 150 requires an enterprise to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 effective June 1, 2003 did not have a material impact on the Company’s financial position, results of operations or cash flows through September 30, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The adoption of SFAS No. 149 effective July 1, 2003 did not have a material impact on the Company’s financial position, results of operations or cash flows for the three months ended September 30, 2003.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF 00-21 addresses the revenue recognition for arrangements with multiple deliverables.  The deliverables in these arrangements must be divided into separate units of accounting when the individual deliverables have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right to return the delivered element, delivery or performance of the undelivered element is considered probable.  The relative fair value of each unit should be determined and the total consideration of the arrangement should be allocated among the individual units based on their fair value.  EITF 00-21 was effective for revenue arrangements entered into after June 30, 2003.  The adoption of EITF 00-21, effective July 1, 2003 did not have a material impact on the Company’s financial position, results of operations or cash flows for the three months ended September 30, 2003.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS No. 143 was effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 effective January 1, 2003 did not have a material impact on the Company’s financial position, results of operations or cash flows for the three and nine months ended September 30, 2003.

Note 4.    Summary of Significant Accounting Policies

Short-term marketable securities.  Short-term marketable securities primarily include highly liquid bonds.  The Company considers all highly liquid investments with maturities of greater than 90 days and less than 365 days at the time of purchase to be short-term marketable securities.

Stock-based compensation.  SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied.  The Company has chosen to continue applying Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans.  If the compensation cost for the Company’s stock-based compensation plans was determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three and nine months ended September 30:

		Three months ended September 30,		Nine months ended September 30,
		2003	2002	2003	2002
Net Income:	As reported	$69,213	$82,256	$569,242	$203,449
	Add: Stock-based employee compensation expense included in reported net income, net of tax	586	662	1,760	1,657
	Deduct: Total stock-based employee compensation expense under fair value method for all awards, net of tax	(5,136)	(8,485)	(16,011)	(19,969)
	Pro forma	$64,663	74,433	$554,991	$185,137
Earnings Per Share:
Basic	As reported	$0.29	$0.29	$2.31	$0.71
	Pro forma	$0.27	$0.26	$2.25	$0.64
Diluted
	As reported	$0.29	$0.29	$2.30	$0.70
	Pro forma	$0.27	$0.26	$2.24	$0.64

For a description of the Company’s other critical accounting policies, please refer to the Company’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 5.    Acquisitions

Acquisitions

During the nine months ended September 30, 2003, the Company completed five acquisitions with an aggregate cash purchase price of $58,238.  These acquisitions were Data Niche Associates, Inc. (U.S.), Azyx Polska Geopharma Information Services, Sp.z.o.o. (Poland), Azyx Serviços de Geomarketing Farmacéutico, Ltda. (Portugal), Interpharma Asia Pacific’s healthcare consulting business (China) and Rx Canada, Inc. (Canada) and were accounted for under the purchase method of accounting.  As such, the aggregate cash purchase price has been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date.  The purchase price allocation will be finalized after completion of the valuation of certain assets and liabilities.  Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company’s results of operations.  The unaudited Condensed Consolidated Financial Statements include the results of these acquired companies subsequent to the closing of the acquisitions.  Had these acquisitions occurred as of January 1, 2003 or 2002, the impact on the Company’s results of operations would not have been significant.

The Company is in the process of completing its purchase price allocation related to its acquisitions of Medcom Canada, Marketing Initiatives, Inc., Rosenblatt-Klauber Group, Battaerd Mansley PTY Limited and Medical Radar Limited, which closed during 2002.  In addition, the Company made tax related and other acquisition related payments during the nine months ended September 30, 2003.  Accordingly, additional goodwill of $4,509 was recorded.  This includes a reduction of $3,012 related to the deferred tax liabilities resulting from intangible assets which are not amortizable for tax purposes.

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

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded the results of CTS through the disposition date and the gain on disposal as income from discontinued operations net of income taxes in the Condensed Consolidated Statements of Income (unaudited) for the nine months ended September 30, 2003.  The Company’s share of CTS’s assets and liabilities are presented as discontinued operations as of December 31, 2002.  The Company’s share of CTS’s results for the three and nine months ended September 30, 2002 and the period from January 1, 2003 through the effective date of the exchange offer are presented as discontinued operations.

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

During the first nine months of 2003, the Company recorded additional goodwill of $35,603 based on a preliminary allocation of purchase price for the five acquisitions completed in 2003 (see Note 5).  The Company is in the process of completing its purchase price allocations in relation to certain acquisitions completed during the second half of 2002 (see Note 5), and as such during the first nine months of 2003 has increased goodwill and reduced certain intangible assets by $3,711.  As of September 30, 2003 total goodwill amounted to $231,266.

All of the Company’s other acquired intangibles are subject to amortization.  During the first nine months of 2003, the Company recorded intangible assets of $23,046 based on a preliminary allocation of purchase price for acquisitions completed in 2003.  Intangible asset amortization expense was $2,378 and $6,767 during the three and nine months ended September 30, 2003.  At September 30, 2003, intangible assets were primarily composed of Customer Relationships, Databases and Trade Names (principally included in Other assets) and Computer software.  The gross carrying amounts and related accumulated amortization of these intangibles were $58,752 and $9,975, respectively, at September 30, 2003.  These intangibles are amortized over periods ranging from two to fifteen years.

Amortization expense associated with intangible assets at September 30, 2003 is estimated to be $2,382 for the fourth quarter of 2003 and approximately $9,528 for each year beginning in 2004 through 2008.

Note 8.    Investments in Equity Investees

Summary financial information for TriZetto for the three and nine months ended September 30, 2003 and 2002 is presented below.  The amounts shown represent TriZetto’s unaudited consolidated operating results, based on publicly available information.

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Net Sales	$76,018	$68,602	$223,668	$195,077
Gross Profit	$22,267	$23,149	$67,394	$64,364
Income (Loss) from Operations	$1,437	$(3,627)	$(1,532)	$(14,659)
Net Income (Loss)	$630	$(3,487)	$(3,398)	$(11,771)

The investment in TriZetto is accounted for under the equity method of accounting.  Following an initial decline in the market value of TriZetto stock below cost in the latter part of the second quarter of 2002, the Company performed, and continues to perform, a periodic assessment in accordance with its policy to determine whether an other-than-temporary decline in fair value has occurred.  An impairment charge of $14,842, net of taxes of $9,565, was recorded in the three months ended March 31, 2003, to write down the Company’s investment in TriZetto following the continued significant decline in the market value of TriZetto shares below the Company’s carrying value.  As of September 30, 2003,

TriZetto shares closed at $6.70 compared to the Company’s carrying value per share of $4.06.

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

In connection with the 1996 Spin-Off, D&B, ACNielsen and Cognizant entered into an Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating liabilities that may arise out of or in connection with the IRI Action, and (ii) to conduct a joint defense of such action.  In particular, the Indemnity and Joint Defense Agreement provides that, in the event of an adverse decision, ACNielsen will assume exclusive liability for liabilities up to an amount to be calculated by an investment banking firm, at the time such liabilities, if any, become payable, pursuant to a specified solvency test designed to permit ACNielsen to pay the maximum amount of the liability possible while remaining a viable company (the “ACN Maximum Amount”) and that Cognizant and Donnelley will share liability equally for any amounts in excess of the ACN Maximum Amount.  On February 19, 2001, ACNielsen announced that it merged with a wholly-owned subsidiary of VNU N.V.

Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included with ACNielsen for purposes of determining the ACN Maximum Amount.

D&B Legacy and Related Tax Matters.  During the second quarter of 2003, the IRS issued an agent’s final examination report seeking to disallow certain royalty expense deductions claimed by D&B on its 1995 and 1996 tax returns in connection with a partnership established in 1993.  In October of 2003, the IRS issued a Notice of Proposed Adjustment seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense on the partnership’s 1997 tax return during which year Cognizant was a partner in the partnership.  In October 2003, the partnership and the Company received Notices of Proposed Adjustments seeking to reverse items of partnership income and loss and disallow certain royalty expense deductions claimed by the Company on its 1998 and 1999 tax returns arising from the Company’s participation in the partnership.  If the IRS were to ultimately prevail in the foregoing positions, the Company’s share of the total liability for 1995 and 1996 would be approximately $40,700, its liability for 1997 would be approximately $17,600, and its aggregate liability for 1998 and 1999 would be approximately $26,500 (all net of income tax benefit).  If the IRS were to take a comparable position with respect to all of the Company’s open tax years subsequent to 1999 and ultimately prevail, the Company’s additional liability would be approximately $30,300 (net of income tax benefit).

In addition, in the second quarter of 2003, the IRS issued an additional agent’s final examination report to the partnership described above seeking to reallocate certain partnership income to D&B for 1996.  D&B II and the Company believe that the positions taken by the IRS in this report are inconsistent with the IRS’s denial of the royalty expense deductions described above.  If the IRS were to ultimately prevail in this matter, the Company’s share of the liability for 1996 would be approximately $20,500 (net of income tax benefit).

In addition, the IRS has asserted penalties for the years described above based on its interpretation of applicable law.  If the IRS were to prevail in its assertion of penalties and interest thereon, the Company’s share of such penalties and interest would be approximately $8,100 for 1995 and 1996 and its aggregate liability for 1998 and 1999 would be approximately $9,700 (all net of income tax benefit).  D&B II and the Company dispute this interpretation.

D&B II, as the agent for Donnelley in the D&B Legacy Tax Matters, has filed protests relating to the proposed assessments for 1995 and 1996 with the IRS Office of Appeals.  D&B II will attempt to resolve these matters at the appeals phase before proceeding to litigation if necessary.  The Company intends to contest the adjustments asserted by the IRS against Cognizant for 1997 and the Company for 1998 and 1999 in due course.

During the first quarter of 2003, the Company increased its reserve to its anticipated share of the probable liability in connection with the foregoing tax matters.  Accordingly, based on information currently available, management does not believe that these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations but may have a material adverse effect on cash flows in the period in which any such amounts are paid.

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

Sharing Dispute.  In May 2000, the Company paid $212,291 to the IRS in connection with a D&B Legacy Tax Matter.  Pursuant to the terms of the 1998 Spin-Off, NMR was liable for a portion of this amount but was not obligated to pay the Company for its share until January 2, 2001.  In December 2000, the Company requested reimbursement from NMR in the amount of $41,136, which represented NMR’s share of the liability according to the Company’s calculations.  On January 2, 2001, NMR made a payment of $10,530 but refused to pay the remaining $30,606 based on its interpretation of the applicable agreements.  At March 31, 2003, the Company had a receivable of $36,805, which included the outstanding principal and accumulated accrued interest of $6,199.  During each of the three and nine months ended September 30, 2003 and 2002, $0, $909, $689 and $2,067, respectively, of interest income was accrued in accordance with the terms of the applicable agreements.  These amounts were reflected in Other receivable in the Condensed Consolidated Statements of Financial Position (unaudited).  On April 29, 2003, a panel from the American Arbitration Association International Center for Dispute Resolution issued an award in favor of the Company and ordered that NMR pay the Company the entire principal balance plus simple 9% interest from January 2, 2001, together with all legal fees and costs incurred by the Company in connection with the arbitration.  On April 30, 2003, the Company received $37,025 from NMR in satisfaction of the principal amount plus interest from January 2, 2001 through April 30, 2003.  On May 16, 2003, the Company received an additional $1,332 from NMR as reimbursement of the Company’s legal fees and costs in connection with the arbitration.

Matters Before the European Commission

On December 19, 2000, National Data Corporation (“NDC”) filed a complaint against the Company with the European Commission (“EC” or “Commission”), requesting that the Commission initiate a proceeding against the Company for an alleged infringement of Article 82 of the EC Treaty.  Article 82 of the EC Treaty relates to abuses of a dominant position that adversely affect competition.  The complaint concerned an IMS geographic mapping structure used for the reporting of regional sales data in Germany, which the German courts have ruled is copyright protected.  In addition to seeking a formal Commission proceeding against the Company, the complaint requested that the Commission grant interim relief requiring the Company to grant NDC a compulsory license to enable NDC to use this structure in its competing regional sales data service in Germany.

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

On August 6, 2001, the Company filed an appeal with the Court of First Instance (“CFI”) seeking the annulment of the Interim Decision in its entirety (the “Annulment Appeal”) and requesting that operation of the Interim Decision be suspended until the CFI renders judgment on the Annulment Appeal.  On October 26, 2001, the President of the CFI suspended operation of the Interim Decision pending a judgment on the Annulment Appeal.  On April 11, 2002, the European Court of Justice (“ECJ”) denied an appeal by NDC of the October 26 decision.  In August 2003, the Commission withdrew its Interim Decision.  In October 2003, the Commission applied to the CFI to have the Annulment Appeal declared moot.

In October 2002, the CFI informed the Company that it had suspended the Annulment Appeal.  The Annulment Appeal is suspended until the ECJ renders a decision on questions referred to it by the German court that is presiding over a certain litigation that the Company is maintaining against NDC in Germany for misappropriation of the Company’s intellectual property rights.

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

Other Contingencies

Contingent Consideration.  Under the terms of the purchase agreements related to acquisitions made in 2002 and 2001, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain targets during 2003 to 2007.  Any additional payments will be recorded as goodwill in accordance with EITF No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”  Based on current estimates, management expects the additional payments under these agreements to total approximately $14,000.  As of September 30, 2003, no amounts were earned under these contingencies.  The annual contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2003 through 2007.

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

Other Litigation.  On January 17, 2003, the Company was served with a summons in a new litigation matter (the “Douglas Litigation”).  Also named as defendants in this litigation are approximately 60 software vendors from which the Company purchased prescription data in the 1990’s (and, for many of these vendors, from which the Company continues to purchase data).  In this action, it is alleged the Company misappropriated the trade secrets (i.e., prescription data) of thousands of pharmacies in the United States and used this information either without authorization or outside the scope of any authorization.  This same conduct is alleged to breach contracts between the Company and the software vendors from which the Company had purchased this prescription data.

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

The Company is a defendant in another litigation brought in state court in southern Illinois (Circuit Court of the 20th Judicial Circuit) (the “Mayberry Litigation”).  This lawsuit was originally brought in 1994 against Mayberry Systems, a small developer of pharmacy dispensary software in the Midwest.  Two pharmacy customers alleged Mayberry Systems was taking prescription data from their systems without authorization, and selling it to others (including the Company).  The Company was subsequently added to the lawsuit in 1996, alleging that the Company knew or should have known that Mayberry Systems was taking the data and selling it without authorization (i.e., misappropriation of trade secrets).  The lawsuit was later certified as a class action on behalf of all former and current customers of Mayberry Systems (approximately 350 pharmacies).  Plaintiffs are demanding damages in the amount of $20,000 plus punitive damages and attorney’s fees.  The Company denies any of the wrongdoing alleged by the plaintiffs and plans to vigorously defend this action if required.

Although, the Company continues to believe that the two actions described above are without merit, the Company is pursuing a joint settlement of the cases.  During the third quarter of 2003, the Company proposed a settlement agreement with the plaintiffs’ counsel on both the actions.  Under the proposed settlement, the Company would make certain cash payments, provide certain product credits and enter into certain agreements for the purchase of data originating from the independent pharmacy plaintiffs.  This would provide the Company the opportunity to acquire new data for new offerings while eliminating the costs and risks of litigation.  There are a number of contingencies that must be determined before the settlement is finalized and uncertainty exists as to the final outcome.  Currently, the Company cannot reasonably estimate the potential range of loss or conclude that any such loss is probable.  If a joint settlement of these cases on commercial terms satisfactory to the Company cannot be reached, the Company intends to return to litigation.  If the Company returns to litigation, management believes that the risk that the Company will incur any material liabilities with respect to the Mayberry Litigation is remote but is unable at this time to predict the manner in which the Douglas Litigation would eventually be resolved or, if resolved adversely to the Company, the range of possible liability.  Therefore, the Company has not accrued a liability for these matters as of September 30, 2003.

During the second quarter of 2003 and up to the date of this filing, the Company has been served with 63 complaints filed with the labor court in Frankfurt, Germany.  The plaintiffs are part of a group of approximately 110 employees of GIC Global Information Technology and Consulting GmbH (“GIC Global”) whose employment was terminated in the second quarter of 2003 in connection with GIC Global’s insolvency proceedings.  GIC Global is owned by former senior managers of what was once the Company’s data processing center in Frankfurt, Germany.  GIC Global purchased the assets and business of the Frankfurt data processing center from the Company in September 2000 as part of a management buyout.  Thereafter, the Company moved its data processing to its data center in the United States.  The plaintiffs are seeking reemployment and/or severance from the Company.  The Company is currently investigating the claims made by these plaintiffs and is unable at this time to predict the manner in which this matter may eventually be resolved or, if resolved adversely to the Company, the range of possible liability.  However, the Company believes that these claims are without merit and intends to vigorously defend these actions.

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

It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above.  The Company does not enter into foreign currency transactions for investment or speculative purposes.  The principal currencies hedged are the Euro, the Japanese Yen, the British Pound, the Swiss Franc and the Canadian Dollar.

The impact of foreign exchange risk management activities on pre-tax income resulted in net pre-tax gains (losses) of $222 and $(16,762), and $1,196 and $(8,981), during the three and nine months ended September 30, 2003 and 2002, respectively.  In addition, at September 30, 2003, the Company had approximately $255,938 in foreign exchange forward contracts outstanding with various expiration dates through December 2003 relating to non-functional currency assets and liabilities and estimated 2003 operating income.  Gains and losses on these contracts are not deferred and are included in the Condensed Consolidated Statements of Income (Unaudited) in Other expense, net.

Fair Value of Financial Instruments

At September 30, 2003, the Company’s financial instruments included cash, cash equivalents, short-term marketable securities, accounts receivable, accounts payable, short-term debt, including short-term borrowings reclassified as long-term debt, long-term debt, interest rate swaps and foreign currency forward contracts.  At September 30, 2003, the fair values of cash, cash equivalents, short-term marketable securities, accounts receivable, accounts payable and short-term debt approximated carrying values due to the short-term nature of these instruments.  The contractual value of the Company’s foreign currency forward contracts was approximately $255,938 at September 30, 2003, and all contracts mature in 2003.  The estimated fair values of the forward contracts were determined based on quoted market prices.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties.  The Company would not realize a material loss as of September 30, 2003 in the event of non-performance by any one counterparty.  The Company enters into transactions only with financial institution counterparties that have a credit rating of A or better.  In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($227,121 and $215,868, net of allowances, at September 30, 2003 and December 31, 2002, respectively), principally from customers in the pharmaceutical industry.  The Company does not have significant trade receivables with any one customer at September 30, 2003.  Further, the majority of its customers are large pharmaceutical corporations having a broad geographic dispersion.

Lines of Credit and Liquidity

The Company has borrowing arrangements with several domestic and international banks to provide lines of credit up to $662,500 at September 30, 2003.  Total borrowings under these existing lines totaled $373,300 and $523,900 at September 30, 2003 and December 31, 2002, respectively.  In general, the terms of these lines of credit give the Company the option to borrow at an interest rate equal to LIBOR plus 37.5 basis points for short-term lines and LIBOR plus 65.0 basis points for long-term lines.  The weighted average interest rates for the short-term lines were 1.67% and 1.99% at September 30, 2003 and December 31, 2002, respectively.  The weighted average interest rates for the long-term lines were 3.12% and 2.21% at September 30, 2003 and December 31, 2002, respectively.  The commitment fee associated with the unused short-term lines of credit is 22.5 basis points per year, increasing to 28.75 basis points per year if the facilities are less than 50% utilized.  Under the long-term lines the commitment fee is 52.5 basis points on the unused portion per year.  The borrowing arrangements require the Company to comply with certain financial covenants and at September 30, 2003, the Company was in compliance with all such covenants.  Total debt of $528,305 and $529,812 at September 30, 2003 and December 31, 2002, respectively, included $150,000 of five-year private placement debt (as further discussed below) at September 30, 2003, and $5,005 and $5,912 at September 30, 2003 and December 31, 2002, respectively, related primarily to cash overdrafts, certain capital leases, mortgages and an adjustment to the carrying amount of fair value hedged debt.

During the fourth quarter of 2001, the Company renegotiated with several banks and entered into three-year lines of credit for borrowings of up to $175,000.  During the second quarter of 2003, the Company renegotiated with a bank and increased the amount available under an existing three-year line by $25,000.  Borrowings under these three-year facilities are short-term in nature; however, the Company has the ability and the intent to refinance the short-term borrowings as they come due through December 2004.  As such, at September 30, 2003 and December 31, 2002, the Company reclassified $190,000 and $175,000, respectively, of its then outstanding debt as long-term debt pursuant to the provisions of SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”  Borrowings have maturity dates of up to 90 days from their inception.

In March and April 2002, the Company entered into interest rate swaps on a portion of its variable rate debt portfolio.  These arrangements convert the variable interest rates to a fixed interest rate on a notional amount of $75,000 and mature at various times from March 2005 through April 2006.  The fixed rates range from 4.05% to 5.08%.  The interest rate swaps are accounted for as cash flow hedges and any changes in fair value are recorded in Other comprehensive income, in the Consolidated Statements of Shareholders’ Equity (Unaudited).  The mark-to-market adjustment for the three and nine months ended September 30, 2003 was an unrealized net gain of $461 and $332, respectively.

In January 2003, the Company closed a private placement transaction pursuant to which the Company issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  The proceeds were used to pay down short-term debt.  At December 31, 2002, the Company reclassified $150,000 of its short-term debt outstanding as long-term debt in accordance with the provisions of SFAS No. 6.  The Company also swapped $100,000 of the fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  These swaps have been accounted for as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Note 11.    Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

In the nine months ended September 30, 2003 the Company’s effective tax rate was impacted by approximately $69,600 due to the Company’s reassessment, based on information received in April 2003, of its liability associated with certain D&B Legacy Tax Matters and related subsequent transactions.  This is more fully described in Note 9.  Further, the effective tax rate was affected by the favorable settlement of a non-U.S. audit which approximated $13,900.  In the nine months ended September 30, 2002, the Company’s effective tax rate reflected true-ups of current and deferred income tax liabilities.

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

On July 19, 2000, the Board of Directors authorized a stock repurchase program to buy up to 40,000 shares, marking the fifth consecutive repurchase program the Company had implemented.  Shares acquired through this repurchase program were open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18.

During the nine months ended September 30, 2003, the Company repurchased approximately 6,000 shares of outstanding common stock under these programs at a total cost of $97,936, compared with total repurchases of approximately 13,700 shares at a total cost of $260,543 for the nine months ended September 30, 2002.  As of September 30, 2003, approximately 800 shares of the 6,000 shares purchased during 2003 had been repurchased since the inception of the April 2003 program, at a total cost of $14,185.

As discussed in Note 6, during the three months ended March 31, 2003, the Company completed the CTS Split-Off exchange offer and accepted 36,540 IMS common shares tendered in exchange for all 11,291 CTS common shares that the Company owned.

The Company re-issued approximately 618 treasury shares under option exercises for proceeds of $9,790 during the three months ended September 30, 2003.  During the nine months ended September 30, 2003, the Company re-issued approximately 733 treasury shares under option exercises for proceeds of $11,545.  In addition, the Company paid dividends of $0.02 per share for a total of $4,790 during the three months ended September 30, 2003.  For the nine months ended September 30, 2003, the Company paid dividends of $0.06 per share for a total of $14,575.

Note 13.    Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net Income	$69,213	$82,256	$569,242	$203,449
Other comprehensive income, net of taxes:
Unrealized gains (losses) on:
Available-for-sale equity securities	2,742	2,019	3,460	(1,423)
Reclassification adjustment	(2,692)	(4,901)	(2,893)	(12,417)
Tax benefit on above	(18)	1,008	(199)	4,844
Change in unrealized gains (losses) on investments	32	(1,874)	368	(8,996)
Foreign currency translation gains (losses)	7,664	(2,370)	36,937	15,697
Changes in fair value of cash flow hedges	461	(1,802)	332	(3,017)
Total other comprehensive income (loss)	8,157	(6,046)	37,637	3,684
Comprehensive Income	$77,370	$76,210	$606,879	$207,133

Included in the reclassification adjustments of $(2,692) and $(2,893) for the three and nine months ended September 30, 2003, respectively, are $0 and $655, respectively of write downs related to other-than-temporary declines in value of the venture capital investments.

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

The cash portion of this charge amounts to $30,644, of which the Company paid approximately $11,760 during the first nine months of 2003 related primarily to employee termination payments and contract-related charges.  The remaining accrual of $18,884 at September 30, 2003 relates to lease obligations and continuing payments related to employee terminations.

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

During the first nine months of 2003, the Company paid approximately $8,683 under the Program, related primarily to employee termination payments and costs related to a facility shutdown.  Since the program’s inception $53,583 has been paid by the Company.  As expected, all actions under the Program were completed by December 31, 2002.  The remaining accrual of $10,121 at September 30, 2003 relates primarily to lease obligations and continuing payments related to completed employee terminations.

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

The chief operating decision-makers evaluate performance and allocate resources based on revenue and operating income data.

A summary of the Company’s revenue by product line, as of and for the three and nine months ended September 30, 2003 and 2002 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating Revenue by product line:
Sales management	$206,821	$186,991	$599,741	$546,191
Market research	$125,297	$106,032	$359,904	$315,172
Other services	$13,860	$13,025	$38,026	$38,299
Total Operating Revenue	$345,978	$306,048	$997,671	$899,662

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements (unaudited) and related notes.

IMS Health Incorporated (“IMS” or the “Company”) is a leading global provider of information solutions to the pharmaceutical and healthcare industries.  IMS operates in more than 100 countries and provides market information, sales management and decision-support services to the pharmaceutical and healthcare industries.  Its key products include sales management information to optimize sales force productivity, marketing effectiveness research for prescription and over-the-counter pharmaceutical products, consulting and other services.  IMS also owns a venture capital unit, Enterprise Associates, LLC (“Enterprises”), which is focused on investments in emerging businesses, and a 26.0% equity interest in The TriZetto Group, Inc. (“TriZetto”), at September 30, 2003.

During the year ended December 31, 2002, IMS also included the Cognizant Technology Solutions Corporation Segment (“CTS”), which provides custom Information Technology (“IT”) design, development, integration and maintenance services.  CTS is a publicly traded corporation on the Nasdaq national market system.  IMS owned 55.3% of the common shares outstanding of CTS (92.5% of the outstanding voting power) as of December 31, 2002, and accounted for CTS as a consolidated subsidiary.  On February 6, 2003, the Company divested CTS through a split-off transaction, and as a result, during the three months ended March 31, 2003, the Company recorded a net gain from discontinued operations of $495,053.  The Company’s share of CTS results are presented as discontinued operations for 2003 through the date of divestiture and for the three and nine months ended September 30, 2002.  CTS’s assets and liabilities are presented as discontinued operations as of December 31, 2002 (see Note 6 to the unaudited Condensed Consolidated Financial Statements).

Three Months Ended September 30, 2003 compared with Three Months Ended September 30, 2002

Operating Results

The reference to constant dollar throughout this report is made so that IMS’s results can be viewed without the impacts of changing foreign currency exchange rates and therefore facilitates a comparative view of business growth.  In the first nine months of 2003 the U.S. Dollar generally weakened against other currencies, so growth at constant dollar exchange rates was lower than growth at actual currency exchange rates.

Operating revenue for the three months ended September 30, 2003 grew 13.0% to $345,978 from $306,048 in the three months ended September 30, 2002.  On a constant dollar basis revenue growth was 7.5%.  Sales Management revenue of $206,821 in the three months ended September 30, 2003 reflects an increase of 10.6% from the three months ended September 30, 2002, with growth of 4.8% on a constant dollar basis, driven by new product sales.  Market Research revenue improved 18.2% to $125,297 in the three months ended September 30, 2003, and grew 12.7% constant dollar, reflecting growth from new clients and expansion of product capabilities.  Other Services revenue increased 6.4% to $13,860 for the three months ended September 30, 2003, and grew 4.2% on a constant dollar basis, primarily due to strong revenue growth for Cambridge Pharma Consultancy, Limited (“Cambridge”).

IMS’s operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of IMS’s services.  IMS’s operating costs grew 24.6% to $137,954 in the three months ended September 30, 2003, from $110,723 in the three months ended September 30, 2002.  The increase resulted primarily from foreign exchange and higher operating costs resulting from acquisitions made during the latter half of 2002 and the first half of 2003.

Selling and administrative expenses consist primarily of the costs attributable to sales, marketing, client service and administration, including human resources, legal, management, and finance.  IMS’s selling and administrative expenses grew 16.0% in the three months ended September 30, 2003, to $81,684 from $70,416 in the three months ended September 30, 2002, primarily due to foreign exchange and higher selling and administrative costs resulting from acquisitions made during the latter half of 2002 and the first half of 2003.

Depreciation and amortization charges increased 27.8% to $18,398 in the three months ended September 30, 2003, from $14,398 in the three months ended September 30, 2002, primarily due to foreign exchange, higher amortization of intangible assets resulting from acquisitions made during the latter half of 2002 and the first half of 2003 and increased software amortization associated with new products.

Operating income for the three months ended September 30, 2003, declined 2.3% to $107,942 from $110,511 in the three months ended September 30, 2002.  On a constant dollar basis operating income declined by 6.8%.

Net interest expense was $2,949 in the three months ended September 30, 2003 compared with $2,408 in the three months ended September 30, 2002, primarily due to lower interest income from Nielsen Media Research, Inc. (“NMR”) in 2003.  See Note 9 to the unaudited Condensed Consolidated Financial Statements.

Gains from investments, net, amounted to $1,964 in the three months ended September 30, 2003, as compared to $1,200 in the three months ended September 30, 2002.  The net gain in 2003 is due to a gain of $2,698, primarily from the sale of an investment in the Enterprises portfolio and other investments, net of management fees relating to the Enterprises portfolio of $734.  The gain in the three months ended September 30, 2002 was due primarily to $4,901 of net gains realized on the sale of investments within the Enterprises portfolio, partially offset by write downs related to the assessment of other-than-temporary declines in value of the venture capital investments amounting to $2,713.

Loss on issuance of investees’ stock, net, amounted to $143 in the three months ended September 30, 2003, relating to the exercise of stock options by TriZetto employees and TriZetto share repurchases, compared to $489 in the three months ended September 30, 2002.  These losses have been recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 51, “Accounting for Sales of Stock by a Subsidiary.”

Other expense, net, decreased in the three months ended September 30, 2003, to $1,117 from $1,514 in the three months ended September 30, 2002.  This decrease was primarily due to minority interest expense of $744 in the three months ended September 30, 2003, compared with $2,660 in the three months ended September 30, 2002, partially offset by a foreign exchange hedge gains of $222 in the three months ended September 30, 2003, compared with $1,172 in the three months ended September 30, 2002.

In the three months ended September 30, 2003 and September 30, 2002, IMS’s effective tax rate was reduced as a result of global tax planning initiatives.  While IMS intends to continue to seek global tax planning initiatives, there can be no assurance that IMS will be able to successfully implement such initiatives to reduce or maintain its overall tax rate.

TriZetto equity income, net, of $218 was recorded in the three months ended September 30, 2003, compared with a net loss of $406 in the three months ended September 30, 2002.

On February 6, 2003, the Company divested CTS through a split-off transaction, and as a result, CTS’s results are presented as income from discontinued operations for 2003 through the date of divestiture and for the three months ended September 30, 2002 (see Note 6 to the unaudited Condensed Consolidated Financial Statements).  Income from discontinued operations net of $8,607 was recorded in the three months ended September 30, 2002.  As a result of the divestiture there was no comparable income in the three months ended September 30, 2003.

Nine Months Ended September 30, 2003 compared with Nine Months Ended September 30, 2002

Operating Results

Operating revenue for the nine months ended September 30, 2003 grew 10.9% to $997,671 from $899,662 in the nine months ended September 30, 2002.  On a constant dollar basis revenue growth was 3.9%.  Sales Management revenue of $599,741 in the nine months ended September 30, 2003 reflects an increase of 9.8% from the nine months ended September 30, 2002, with growth of 2.6% on a constant dollar basis, driven by new product sales.  Market Research revenue improved 14.2% to $359,904 in the nine months ended September 30, 2003, and grew 7.0% constant dollar, reflecting growth from new clients and expansion of product capabilities.  Other Services revenue declined 0.7% to $38,026 for the nine months ended September 30, 2003, a decline of 3.6% on a constant dollar basis primarily due to a very strong first half in 2002 for Cambridge compared to the first half of 2003.

IMS’s operating costs grew 17.5% to $406,254 in the nine months ended September 30, 2003, from $345,807 in the nine months ended September 30, 2002.  The increase resulted primarily from foreign exchange and higher operating costs resulting from acquisitions made during the latter half of 2002 and the first nine months of 2003.

IMS’s selling and administrative expenses grew 10.5% in the nine months ended September 30, 2003, to $252,779 from $228,773 in the nine months ended September 30, 2002, primarily due to foreign exchange and higher selling and administrative costs resulting from acquisitions made during the latter half of 2002 and the first nine months of 2003.

Depreciation and amortization charges increased 44.2% to $55,027 in the nine months ended September 30, 2003, from $38,156 in the nine months ended September 30, 2002, primarily due to foreign exchange, higher amortization of intangible assets resulting from acquisitions made during the latter half of 2002 and the first nine months of 2003 and increased software amortization associated with new products.

During the first quarter of 2003, IMS recorded a $37,220 pretax charge for Severance, impairments and other charges consisting primarily of severance charges of approximately $9,958 for approximately 80 employees, charges to exit data supply and processing contracts of $16,500, lease obligations associated with abandoned properties of $5,803, and approximately $4,959 to write down computer software to its net realizable value.  There was no comparable charge during the nine months ended September 30, 2002.   See Note 14 to the unaudited Condensed Consolidated Financial Statements.

Operating income for the nine months ended September 30, 2003, decreased 14.1% to $246,391 from $286,926 in the nine months ended September 30, 2002, primarily due to the Severance, impairment and other charges of $37,220 recorded in the first quarter of 2003.  On a constant dollar basis operating income declined by 20.2%.

Net interest expense was $8,405 in the nine months ended September 30, 2003, compared with $5,948 in the nine months ended September 30, 2002, primarily due to lower interest income from NMR.  See Note 9 to the unaudited Condensed Consolidated Financial Statements.

Gains from investments, net, amounted to $1,120 in the nine months ended September 30, 2003, as compared to $2,450 in the nine months ended September 30, 2002.  The net gain in 2003 is due to gains of $3,555 primarily from the sale of investments in the Enterprises portfolio and other investments, partially offset by management fees relating to the Enterprises portfolio of $1,780 and write downs related to other-than-temporary declines in value of the venture capital investments of $655.  The gain in the nine months ended September 30, 2002 was due primarily to $12,417 of net gains realized on the sale of investments within the Enterprises portfolio, partially offset by write downs related to the assessment of other-than-temporary declines in value of the venture capital investments amounting to $7,620 and management fees relating to the Enterprises portfolio of $1,589.

Loss on issuance of investees’ stock, net, amounted to $404 in the nine months ended September 30, 2003, relating to the exercise of stock options by TriZetto employees and TriZetto share repurchases, compared to a net loss of $575 in the nine months ended September 30, 2002.  These losses have been recognized in accordance with SAB No. 51.

Other expense, net, increased in the nine months ended September 30, 2003, to $21,755 from $17,823 in the nine months ended September 30, 2002, primarily due to net foreign exchange losses of $16,762 in the nine months ended September 30, 2003, compared with net foreign exchange losses of $8,892 in the nine months ended September 30, 2002, partially offset by minority interest expense of $6,189 in the nine months ended September 30, 2003, compared with $7,940 in the nine months ended September 30, 2002, and a $2,210 cash refund from Synavant received during the second quarter of 2003 relating to their share of fees for the IRI litigation.

In the nine months ended September 30, 2003, IMS’s effective tax rate was impacted by approximately $69,600 due to IMS’s reassessment, based on information received in April 2003, of its liability associated with certain D&B Legacy Tax Matters and related subsequent transactions.  This is more fully described in Note 9 to the unaudited Condensed Consolidated Financial Statements.  Further, the effective tax rate was affected by the favorable settlement of a non-U.S. audit which approximated $13,900.   In the nine months ended September 30, 2002, IMS’s effective tax rate reflected true-ups of current and deferred income tax liabilities.

For all periods presented, IMS’s effective tax rate was reduced as a result of global tax planning initiatives.  While IMS intends to continue to seek global tax planning initiatives, there can be no assurance that IMS will be able to successfully implement such initiatives to reduce or maintain its overall tax rate.

A TriZetto equity loss, net, of $181 was recorded in the nine months ended September 30, 2003, compared with a net loss of $701 in the nine months ended September 30, 2002.

An impairment charge of $14,842, net of taxes of $9,565, was recorded in the three months ended March 31, 2003 to write down IMS’s investment in TriZetto following the continued significant decline in the market value of TriZetto shares below IMS’s carrying value, including a further substantial decline subsequent to December 31, 2002.  As of September 30, 2003, TriZetto shares closed at $6.70 compared to IMS’s carrying value per share of $4.06.

On February 6, 2003, the Company divested CTS through a split-off transaction, and as a result, CTS’s results are presented as income from discontinued operations for 2003 through the date of divestiture and for the nine months ended September 30, 2002 (see Note 6 to the unaudited Condensed Consolidated Financial Statements).  Income from discontinued operations net in the nine months ended September 30, 2003 decreased to $2,779 from $21,857 in the nine months ended September 30, 2002.  The decrease is due to only 37 days of IMS’s share of CTS net income (January 1, 2003 through February 6, 2003) being included for 2003 compared with a full nine months in 2002.  As a result of the divestiture, the Company recorded a net gain from discontinued operations during the three months ended March 31, 2003, of $495,053.

Liquidity and Capital Resources

Cash and cash equivalents increased $18,161 during the first nine months of 2003 to $307,422 at September 30, 2003 compared to $289,261 at December 31, 2002.  The increase reflects cash generated from operating activities of $275,025 and exchange rate changes of $6,088 offset by cash used in investing and financing activities of $163,097 and $99,855, respectively.  Including the change in short-term marketable securities, which is included in cash used in investing activities, cash and cash equivalents and short-term marketable securities increased to $341,734 at September 30, 2003 compared to $289,261 at December 31, 2002, an increase of $52,473.  On February 6, 2003, the Company divested CTS through a split-off transaction, and as a result, the Company’s share of CTS’s assets and liabilities is presented as discontinued operations as of December 31, 2002.  The Company’s share of CTS’s results for the nine months ended September 30, 2002 and the period from January 1, 2003 through the effective date of the exchange offer are presented as discontinued operations, and the Condensed Consolidated Statements of Cash Flows exclude CTS Cash Flows for the nine months ended September 30, 2003 and 2002 (see Note 6 to the unaudited Condensed Consolidated Financial Statements).

Net cash provided by operating activities amounted to $275,025 for the nine months ended September 30, 2003, an increase of $66,929 over the comparable period in 2002.  The increase relates primarily to the NMR payment received in respect of Legacy D&B Tax Matters and lower cash requirements for accrued income taxes and accrued severance, impairment and other charges.  These items were partially offset by lower income from continuing operations in 2003.

Net cash used in investing activities amounted to $163,097 for the nine months ended September 30, 2003, an increase in cash used of $88,583 over the comparable period in 2002.  The greater cash requirements during 2003 relate primarily to $41,993 in higher spending on acquisitions, $34,312 of investments in short-term marketable securities in 2003 with no comparable investment in 2002 and an $18,032 reduction in cash receipts received for sales of investments.

Net cash used in financing activities amounted to $99,855 for the nine months ended September 30, 2003, an increase of $47,113 over the comparable period in 2002.  This increase was primarily due to a $6,380 net decrease in borrowings in 2003 compared with an increase of $206,948 in borrowings during 2002 offset by a reduction of $162,607 in payments for purchase of treasury stock.

On April 15, 2003, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares, marking the sixth consecutive repurchase program IMS had implemented.  Shares acquired through this repurchase program will be open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18.

On July 19, 2000, the Board of Directors authorized a stock repurchase program to buy up to 40,000 shares, marking the fifth consecutive repurchase program IMS had implemented.  Shares acquired through the repurchase program were open-market purchases in compliance with Securities and Exchange Commission Rule 10b-18.

During the nine months ended September 30, 2003, IMS repurchased approximately 6,000 shares of outstanding common stock under these programs at a total cost of $97,936, compared with total repurchases of approximately 13,700 shares at a total cost of $260,543 for the nine months ended September 30, 2002.  As of September 30, 2003, approximately 800 shares of the 6,000 shares purchased during 2003 had been repurchased under the April 2003 program, at a total cost of $14,185.

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

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an enterprise classifies and measures certain financial instruments that have characteristics of both liabilities and equity.  SFAS No. 150 requires an enterprise to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 effective June 1, 2003 did not have a material impact on IMS’s financial position, results of operations or cash flows through September 30, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The adoption of SFAS No. 149 effective July 1, 2003 did not have a material impact on IMS’s financial position, results of operations or cash flows for the three months ended September 30, 2003.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF 00-21 addresses the revenue recognition for arrangements with multiple deliverables.  The deliverables in these arrangements must be divided into separate units of accounting when the individual deliverables have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right to return the delivered element, delivery or performance of the undelivered element is considered probable.  The relative fair value of each unit should be determined and the total consideration of the arrangement should be allocated among the individual units based on their fair value.  EITF 00-21 was effective for revenue arrangements entered into after June 30, 2003.  The adoption of EITF 00-21, effective July 1, 2003 did not have a material impact on IMS’s financial position, results of operations or cash flows for the three months ended September 30, 2003.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS No. 143 was effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 effective January 1, 2003 did not have a material impact on IMS’s financial position, results of operations or cash flows for the three and nine months ended September 30, 2003.

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

•                    risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. Dollar, and the ability to successfully hedge such risks - IMS derived approximately 59% of its revenue in 2002 from non-US operations;

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

•                    conditions in the securities markets that may affect the value or liquidity of portfolio investments, including the investment in TriZetto and management’s estimates of lives of assets, recoverability of assets, fair market value, estimates and liabilities and accrued income tax benefits and liabilities;

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

Consequently, all the forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including, but not limited to, the information contained under this heading and the Condensed Consolidated Financial Statements (unaudited) and notes thereto for the three and nine month periods ended September 30, 2003 and by the material set forth under the headings “Business” and “Factors That May Affect Future Results” in IMS’s Annual Report on Form 10-K for the year ended December 31, 2002.  IMS is under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item is set forth in “Note 10. Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements (unaudited) on pages 19 through 21 hereof.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of September 30, 2003 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)           Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth in “Note 9. Contingencies” in the Notes to the Condensed Consolidated Financial Statements (unaudited) on pages 12 through 19 hereof.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

Exhibit Number	Description of Exhibits

10.1

Rules of the IMS Health Incorporated 2001 Inland Revenue Approved Sub-Plan for United Kingdom Employees Adopted by the Company on October 16, 2001, as amended by Amendments Adopted by the Company on July 14, 2003

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on 8-K:

A report on Form 8-K was filed on July 23, 2003 to present under Item 9, Regulation FD Disclosure, the Press Release regarding IMS Health’s financial results for its second quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMS Health Incorporated

By:	/s/ Nancy E. Cooper
Date: November 4, 2003	Nancy E. Cooper
Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ Leslye G. Katz
Date: November 4, 2003	Leslye G. Katz
Vice President, Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1

Rules of the IMS Health Incorporated 2001 Inland Revenue Approved Sub-Plan for United Kingdom Employees Adopted by the Company on October 16, 2001, as amended by Amendments Adopted by the Company on July 14, 2003

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002