Form 10-K
period 2003-12-31
IMS HEALTH INC
filed 2004-03-10
CIK 1058083

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
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

        As of June 30, 2003, the aggregate market value of the Registrant's common stock held by non-affiliates (based upon its closing transaction price on the Composite Tape on such date) was approximately $4.3 billion.

        As of March 1, 2004, there were 234,743,150 shares of the Registrant's common stock outstanding.

(Continued)

DOCUMENTS INCORPORATED BY REFERENCE

PART I
Item 1	—Business	"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Annual Report to Shareholders.

"Note 1. Basis of Presentation," "Note 4. Investment in Gartner, Inc. ("Gartner") Stock," "Note 5. Acquisitions and Dispositions," "Note 6. CTS Split-Off," "Note 11. Investments in Equity Investees," "Note 15. Employee Stock Plans," "Note 19. Contingencies" and "Note 21. Operations by Business Segment" to the Consolidated Financial Statements in the 2003 Annual Report to Shareholders.
Item 3	—Legal Proceedings	"Note 19. Contingencies" to the Consolidated Financial Statements in the 2003 Annual Report to Shareholders.
PART II
Item 5	—Market for the Registrant's Common Equity and Related Stockholder Matters	"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Annual Report to Shareholders.
Item 6	—Selected Financial Data	"Five-Year Selected Financial Data" in the 2003 Annual Report to Shareholders.
Item 7	—Management's Discussion and Analysis of Financial Condition and Results of Operations	"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Annual Report to Shareholders.
Item 7A	—Quantitative and Qualitative Disclosure About Market Risk
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 13. Financial Instruments" to the Consolidated Financial Statements in the 2003 Annual Report to Shareholders.
Item 8	—Financial Statements and Supplementary Data	Consolidated Financial Statements and Notes thereto in the 2003 Annual Report to Shareholders.
PART III
Item 10	—Directors and Executive Officers of the Registrant
Sections entitled "Proposal No. 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement (the "2004 Proxy Statement") relating to its Annual Meeting of Shareholders to be held on May 7, 2004.
Item 11	—Executive Compensation	Sections entitled "Proposal No. 1: Election of Directors" and "Compensation of Executive Officers" in the 2004 Proxy Statement.
Item 12	—Security Ownership of Certain Beneficial Owners and Management and Stockholder Matters	Sections entitled "Security Ownership of Management and Others" and "Equity Compensation Plan Information" in the 2004 Proxy Statement.
Item 14	—Principal Accountant Fees and Services	Section entitled "Proposal No. 2: Appointment of and Relationship with Independent Public Auditors" in the 2004 Proxy Statement.

Table of Contents

PART I
Item 1. Business	1
IMS
IMS Services	2
IMS Data Suppliers	4
IMS Customers	4
IMS Competition	4
IMS Foreign Operations	4
IMS Intellectual Property	5
IMS Employees	5
Corporate	5
FACTORS THAT MAY AFFECT FUTURE RESULTS
Available Information	8
Item 2. Properties	8
Item 3. Legal Proceedings	8
Item 4. Submission of Matters to a Vote of Security Holders	9
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters	11
Item 6. Selected Financial Data	11
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 7A. Quantitative and Qualitative Disclosure about Market Risk	11
Item 8. Financial Statements and Supplementary Data	11
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	11
Item 9A. Controls and Procedures	11
PART III
Item 10. Directors and Executive Officers of the Registrant	12
Item 11. Executive Compensation	12
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
Item 13. Certain Relationships and Related Transactions	12
Item 14. Principal Accountant Fees and Services	12
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	13
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE	15
REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE	16
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS	17
INDEX TO EXHIBITS	18
EXHIBIT 10.7—1998 IMS HEALTH INCORPORATED EMPLOYEES' STOCK INCENTIVE PLAN
EXHIBIT 10.15—FORMS OF CHANGE-IN-CONTROL AGREEMENT FOR CERTAIN EXECUTIVES OF IMS HEALTH INCORPORATED
EXHIBIT 13—2003 ANNUAL REPORT TO SHAREHOLDERS
EXHIBIT 21—IMS HEALTH INCORPORATED ACTIVE SUBSIDIARIES
EXHIBIT 23—CONSENT OF INDEPENDENT AUDITORS
EXHIBIT 31.1—CEO SECTION 302 CERTIFICATION
EXHIBIT 31.2—CFO SECTION 302 CERTIFICATION
EXHIBIT 32.1—JOINT CEO/CFO CERTIFICATION REQUIRED UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The Index to Exhibits is located on Pages 18 to 22.

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

        IMS is a leading global provider of information solutions to the pharmaceutical and healthcare industries. IMS's revenues are derived primarily from the sale of a broad line of market information, sales management and consulting services to the pharmaceutical and healthcare industries. IMS's information products are developed to meet client needs by using data secured from a worldwide network of suppliers in the markets where operations exist. Key information products include sales management information to optimize sales force productivity and marketing effectiveness research for prescription and over-the-counter pharmaceutical products. Consulting services use in-house capabilities and methodologies to assist pharmaceutical clients in analyzing and evaluating market trends, strategies and tactics, and to help in the development and implementation of customized software applications and data warehouse tools. IMS operates in more than 100 countries. IMS also owns a venture capital unit, Enterprise Associates, LLC ("Enterprises"), which is focused on investments in emerging businesses, and a 25.9% equity interest in The TriZetto Group, Inc. ("TriZetto"), at December 31, 2003.

        IMS is managed on a global business model with global leaders for the majority of its critical business processes and accordingly has one reportable segment.

        During the years ended December 31, 2002 and 2001, and until February 6, 2003, IMS also included the Cognizant Technology Solutions Corporation Segment ("CTS"), which provides custom Information Technology ("IT") design, development, integration and maintenance services. CTS is a publicly traded corporation on the Nasdaq national market system. IMS owned 55.3% of the common shares outstanding of CTS (92.5% of the outstanding voting power) as of December 31, 2002, and accounted for CTS as a consolidated subsidiary. On February 6, 2003, IMS divested CTS through a split-off transaction, and as a result, during 2003, IMS recorded a net gain from discontinued operations of $496,887. IMS's share of CTS results are presented as discontinued operations for 2003 through the date of divestiture and for all periods presented. CTS's assets and liabilities are presented as discontinued operations for all periods presented (see Note 6 to the Consolidated Financial Statements in the 2003 Annual Report to Shareholders).

        During the year ended December 31, 2000, IMS also included the Transaction Businesses Segment, which consisted of: (a) Synavant, Inc. ("Synavant"), which serves the pharmaceutical industry by developing and selling pharmaceutical relationship management solutions that support sales and marketing decision-making; (b) Erisco Managed Care Technologies, Inc. ("Erisco"), a leading supplier of software-based administrative and analytical solutions to the managed care industry; and (c) three small non-strategic software businesses. IMS spun off the Synavant business on August 31, 2000 (the "Synavant Spin-Off") and sold Erisco to TriZetto and entered into a strategic alliance with TriZetto on October 3, 2000. IMS also divested or discontinued the other small non-strategic software businesses.

        On July 26, 1999, IMS completed a spin-off of the majority of its equity investment in Gartner, Inc. ("Gartner", formerly known as "Gartner Group Inc.") to IMS's shareholders (the "Gartner Spin-Off"). The Consolidated

Financial Statements of IMS have been reclassified for all periods presented to reflect the Gartner equity investment as a discontinued operation. During the third quarter of 2001, IMS sold its remaining interest in Gartner. See Note 4 to the Consolidated Financial Statements.

        The above changes to the business are more fully discussed in Notes 1, 4, 5, 6, 11, 15, 19 and 21 to the Consolidated Financial Statements.

        Segment financial information, including financial information about domestic and foreign generated revenue, is included in Note 21 to the Consolidated Financial Statements in the 2003 Annual Report to Shareholders.

        Additional information regarding changes to and the development of the business of IMS is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, and in Notes 1, 4, 6, 11, 15, 19 and 21 to the Consolidated Financial Statements in the 2003 Annual Report to Shareholders.

IMS

        IMS provides sales management and market research information services to the pharmaceutical and healthcare industries worldwide. IMS provides information services covering more than 100 countries and maintains offices in 76 countries on six continents, with approximately 61% of total 2003 IMS revenue generated outside the United States.

IMS Services

        Sales management services represented approximately 60% of IMS's worldwide revenue in 2003. Sales management services include sales territory reports, prescription tracking reports and self-medication services. Sales management services are used principally by pharmaceutical manufacturers to measure and forecast the effectiveness and efficiency of sales representatives and to target the marketing and sales efforts of a client's sales force. They are also used by customers to compensate pharmaceutical sales forces. Sales management services are made available to clients and their sales representatives and management via hardcopy reports, CD-ROMs, software application tools, computer on-line services, web-based access and magnetic media for use in client computer systems and IMS's customized electronic workstations. IMS's data delivery systems help clients to maximize efficiency by aiding in the setting of sales targets and calculation of sales commissions; giving fast access to sales data and permitting more sophisticated analyses; improving call reporting; and improving communication between sales management and their sales forces. In the United States, IMS has several customized client decision support systems that allow a client to store large amounts of data at its own site and integrate its own internal sales and marketing data with IMS data and other external data. IMS's principal sales management services are as follows:

  •
  Sales Territory Reporting Services.  Sales territory reporting is the principal sales management service offered by IMS to its pharmaceutical clients. Sales territory reports can be precisely tailored for each client, and measure the sales of a client's own products and those of competitors within specified geographical configurations. These reports are designed to provide marketing and sales managers with a reliable measurement of each salesperson's activity and effectiveness in his or her sales territory. Sales Insight™, a web-based platform, enables decision makers easy and immediate measurement of activity by integrating unique sets of IMS customer-level prescription and sales intelligence, along with the client's proprietary segmentation, call plan, promotional activity and territory sales goals. IMS's sales territory reporting services cover more than 50 countries and are used by IMS customers for applications such as sales-force compensation, resource allocation, territory alignment, market analyses and distribution management. Reports are available to clients with a variety of frequencies such as: on a weekly, monthly and quarterly basis. In the United States, sales territory reports from IMS's DDD™ service allow pharmaceutical clients to track the flow of sales for their products and those of their competitors to various levels of geography and channels of distribution. The DDD database contains data on sales of pharmaceutical products through all distribution channels, including direct sales by pharmaceutical manufacturers and indirect sales through drug wholesalers, mail service distributors, warehousing chains and other specialty distributors.

  •
  Prescription Tracking Reporting Services.  Prescription tracking reporting services are designed to monitor prescription activity and to track the movement of pharmaceutical products out of retail channels. Prescription tracking services are used by pharmaceutical companies to facilitate product marketing at the prescriber level. In the United States, the Xponent® service monitors prescription activity from retail pharmacies, long-term care and mail service pharmacies using a patented statistical methodology to project the prescription activity of nearly 1.3 million individual prescribers on a monthly basis. Xponent is available in over five European countries. The European Xponent database is built from prescription data collected from retail pharmacies and coding centers which are linked to the geographical area in which the prescription was written. IMS also offers EarlyView™, a sales optimization solution, providing weekly prescriber level activity, prescribing and competitive trends and alerts for client's key prescribers directly to clients' sales representatives electronically.

  •
  Consumer Health.  IMS Customer Health services provide detailed product movement, market share and pricing information for over-the-counter, personal care, patient care and nutritional products. IMS publishes reports on the global consumer health market, with audited information covering 26 countries, and provides related services. PharmaTrend, IMS's tracking service for over-the-counter pharmaceutical products purchased by consumers, is available in 12 European countries.

        Market research services represented approximately 36% of IMS's worldwide revenue in 2003. The principal market research services are multinational integrated analytical tools, and syndicated pharmaceutical, medical, hospital, promotional and prescription audits. Market research services are utilized by clients for various strategic purposes, including analyzing market shares, therapeutic prescribing trends and price movements at the national and sub-national levels. The information reported in these services is generated or derived from data collected primarily from pharmaceutical manufacturers, pharmaceutical wholesalers, pharmacies, hospitals and doctors. Market research services are delivered to clients via hardcopy reports, CD-ROMs, software application tools, computer on-line services, and magnetic media for use in client computer systems and IMS's customized electronic workstations. IMS's principal market research services are as follows:

  •
  Pharmaceutical Audits.  These audits measure the sale of pharmaceutical products into pharmacies, supplemented in some countries by data collected from prescribing physicians, retail chains and discount stores. These audits contain data projected to national estimates, showing product sales by therapeutic class broken down by package size and dosage form. IMS publishes pharmaceutical audits covering 77 countries.

  •
  Medical Audits.  These audits are based on information collected from panels of practicing physicians and contain projected national estimates of the number of consultations for each diagnosed disease with details of the therapy prescribed. These audits also analyze the use physicians make of individual drugs by listing the diseases for which they are prescribed, the potential therapeutic action the physician is expecting, other drugs prescribed at the same time, and estimates of the total number of drugs used for each disease. IMS publishes medical audits covering 45 countries.

  •
  Hospital Audits.  These audits contain data projected to national and regional estimates and show the sale of pharmaceutical products to hospitals by therapeutic class. Related reports provide audits of laboratory diagnostic supplies, hospital supplies and hospital records. IMS publishes hospital audits covering 47 countries.

  •
  Promotional Audits.  These audits measure pharmaceutical promotion for a particular market, including sales-force promotion and journal and mail advertising, based on information received from panels of physicians and from monitoring medical journals and direct mail. IMS publishes promotional audit reports covering 22 countries.

  •
  Prescription Audits.  These audits analyze the rate at which drugs move out of the pharmacy and into the hands of the consumer, and measure both what is prescribed by physicians and what is actually dispensed at the pharmacy. IMS publishes prescription audits covering 17 countries.

  •
  MIDAS® Services.  MIDAS is an on-line multinational integrated data analysis tool that harnesses IMS's worldwide databases and is used by the pharmaceutical industry to assess and utilize pharmaceutical information and trends in multiple markets. MIDAS gives clients on-line access to IMS compiled pharmaceutical, medical, promotional and chemical data. Using MIDAS, clients are able to view information from the national databases compiled by IMS and produce statistical reports in the format required by the client. MIDAS is available in more than 70 countries.

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

        The remaining 4% of IMS's 2003 revenue was derived primarily through professional consulting and services. IMS provides pharmaceutical and other clients with a range of value-added services that are used to study specific issues and trends in the pharmaceutical marketplace and the healthcare industry.

IMS Data Suppliers

        Over the past five decades, IMS generally has developed and maintained strong relationships with its data suppliers in each market in which it operates. IMS has historical connections with many of the relevant trade associations and professional associations, including for example, in the United States, where it has been designated as a database licensee by the American Medical Association ("AMA") for use and sublicensing of the AMA's physician database. As the supply of pharmaceutical data is critical to IMS's business, IMS devotes significant human and financial resources to its data collection efforts. For more than a year, IMS has had to address adverse data supply issues with respect to two products in Japan.

IMS Customers

        Sales to the pharmaceutical industry accounted for substantially all of IMS's revenue in 2003. All major pharmaceutical and biotechnology companies are customers of IMS, and many of the companies subscribe to reports and services in several countries. IMS's customer base is broad in scope and enables it to avoid dependence on any single customer. None of IMS's customers accounted for more than 10% of the Company's gross revenues in 2003, 2002 or 2001.

IMS Competition

        While no competitor provides the geographical reach or breadth of IMS's services, IMS generally competes in the countries in which it operates with other information services companies, as well as the in-house capabilities of its customers. Generally, competition has arisen on a country-by-country basis. In Europe, certain of IMS's services compete with those offered by competitors such as Taylor Nelson in the United Kingdom, Cegedim in France, Germany and the United Kingdom, and NDCHealth Corporation in Germany and the United Kingdom. In the United States, certain of IMS's sales management services, including its sales territory and prescription tracking reports, compete with the offerings of various companies, particularly NDCHealth Corporation. Also, various companies compete with IMS in the United States with respect to IMS's market research services. Service, quality, coverage and speed of delivery of information services and products are the principal differentiators in IMS's markets.

IMS Foreign Operations

        As indicated above, IMS and its subsidiaries engage in a significant portion of their business outside of the United States. IMS provides information services covering more than 100 countries and maintains offices in 76 countries on six continents, with approximately 61% of total 2003 revenue and a significant portion of its operating income generated outside the United States. IMS's foreign operations are subject to the usual risks inherent in carrying on business outside of the United States, including fluctuation in relative currency values, possible nationalization, expropriation, price controls and other restrictive government actions. IMS believes that the risk of nationalization or expropriation is reduced because its products are software, services and information, rather than the production of products that require manufacturing facilities or the use of natural resources.

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

IMS Employees

        IMS had approximately 6,000 employees worldwide as of December 31, 2003. Almost all of these employees are full-time. None of the Company's U.S. employees are represented by a union. In Austria, Belgium, France, Germany, Italy, the Netherlands and Spain, the Company has Works Councils, which are a legal requirement in those countries. The Company also has a European Works Council, which is a requirement under European Union laws. Management considers its relations with its employees to be good and to have been maintained in a normal and customary manner.

Corporate

        IMS currently maintains its corporate center in Fairfield, Connecticut and a global Shared Services facility located in Allentown, Pennsylvania. Other components of IMS are:

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

  •
  TriZetto.  The Company owns 12,142,857 of the common shares of TriZetto that it received as consideration for the sale of Erisco to TriZetto on October 3, 2000. IMS's ownership interest in TriZetto represented 25.9% of the outstanding shares of TriZetto as of December 31, 2003. TriZetto is a publicly-traded information technology and services company (NASDAQ: TZIX) focused on the healthcare industry. TriZetto delivers proprietary and third-party software on a licensed or hosted basis, as well as outsourcing and consulting services. TriZetto's target markets include health plans, benefits administrators and physician groups, according to publicly available information. For additional information regarding TriZetto, see TriZetto's Annual Report on Form 10-K for the year ended December 31, 2003 and its other filings with the Securities and Exchange Commission ("SEC"). IMS accounts for its ownership interest in TriZetto under the equity method. See Note 11 to Consolidated Financial Statements in the 2003 Annual Report to Shareholders.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        From time to time, information and statements provided by the Company may contain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. The Company cautions shareholders and investors that actual results may differ materially from those projected or suggested in any forward-looking statement as a result of a wide variety of factors, including but not limited to the factors set forth below and under the caption "Forward Looking Statements" in the Company's 2003 Annual Report to Shareholders, which is incorporated herein by reference:

  •
  Results could be affected by the costs and other effects of litigation and other contingencies involving the Company. In particular, management of the Company is unable to predict at this time the final outcome of the Information Resources Litigation and the various tax and other matters described in Note 19 to the Consolidated Financial Statements in the 2003 Annual Report to Shareholders, or whether the resolution of these matters could materially affect the Company's financial position, results of operations or cash flows.

  •
  The Company operates globally, deriving approximately 61% of its 2003 revenue from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar-denominated operating results. Emerging markets currencies tend to be considerably less stable than in established markets, which may further contribute to volatility in operating results. In addition, the Company is subject to the usual risks inherent in carrying on business in certain countries outside the United States, including possible nationalization, expropriation, price controls or other restrictive government actions. Management believes that the risk of nationalization or expropriation is reduced because its basic service is the delivery of information, rather than the production of products which require manufacturing facilities or use of natural resources.

  •
  The Company competes in businesses which demand or sell sophisticated information systems, software and other technology, including the technology utilized to deliver products and services. The types of systems which the Company's businesses require or sell can be expected to be subject to refinements, some of which may be major, as such systems and underlying technologies are upgraded or advanced or new technologies are introduced. There can be no guarantee that as various systems and technologies become outdated, the Company will be able to replace them, to replace them as quickly as the Company's competition or to develop and market new and better products and services and technology in the future on time and on a cost-effective basis. Further, there can be no guarantee regarding the degree and rate at which customers will adopt new technologies or products that may result in the Company not achieving the benefits that might have been anticipated from such new technologies or products.

  •
  Currently, the Company's assets include an equity investment in TriZetto consisting of 12,142,857 shares of TriZetto common stock, which represented 25.9% of the outstanding shares of TriZetto common stock at December 31, 2003, as well as, directly or through its investment in various limited partnerships, shares of various other companies, both public and private. Variations will occur in the market value of the Company's securities, and such variations may have an impact on the trading price of the Company's Common Stock. The results of operations of TriZetto may be subject to the various factors described in its reports filed with the SEC from time to time. In the first quarter of 2003, the Company recorded an additional impairment charge of approximately $15 million (net of taxes of approximately $10 million) to write down the Company's investment in TriZetto following the continued significant decline in the market value of TriZetto shares below the Company's carrying value. This followed the significant decline in the market value of TriZetto shares below IMS's carrying value during 2002, when an impairment charge of approximately $26 million (net of taxes of approximately $17 million) was recorded in the fourth quarter of 2002 to write down the Company's investment in TriZetto. Declines in the value of the Company's TriZetto investment subsequent to December 31, 2003, which the Company determines to be other than temporary, will have an impact on the Company's operating results in the period in which such determination is made.

  •
  The Company and its predecessors have entered, and the Company continues to enter, into global tax planning initiatives in the normal course of their businesses. These activities are subject to review by applicable tax authorities and courts. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to the Company, including those tax related matters described in Note 19 to the Consolidated Financial Statements in the 2003 Annual Report to Shareholders.

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

  •
  The Company relies on a combination of trade secret, patent, copyright and trademark laws, contractual provisions, policies, practices and technical measures to protect its proprietary rights in its products, services, databases and technologies. There can be no assurance that these protections will be adequate, or that the Company will adequately employ each and every one of these protections, or that the Company's competitors will not develop products, services, databases or technologies that are substantially equivalent or superior to the Company's products, services, databases or technologies. Although the Company believes that its products, services, databases, technologies and related proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future. Additionally, the Company may find it necessary to initiate litigation to protect the Company's trade secrets, to enforce its patent, copyright and trademark rights, and to determine the scope and validity of the proprietary rights of others. These types of litigation can be costly and time consuming.

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

  •
  An important aspect of the Company's business strategy in the past has been growth through acquisitions or joint ventures, and, although the Company expects to continue to pursue acquisitions and joint ventures, there can be no assurance that management of the Company will be able to identify and consummate acquisitions or joint ventures on satisfactory terms. Furthermore, every acquisition or joint venture will entail some degree of uncertainty and risk and, even if consummated, may not produce the operating results or increases in value over time that were expected at the time of acquisition or joint venture. In addition, some acquisitions will have contingent consideration components that may require the Company to pay additional amounts in the future in relation to future performance results of the acquired business.

  •
  The Company's results could be adversely affected by general or specific weakening of economic conditions, including weak economic conditions in the pharmaceutical, healthcare, information technology or other industries in which the Company's customers operate.

Available Information

        The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Also posted on the Company's website, and available in print upon the request of any shareholder to the Company's Investor Relations Department, are the charters for the Company's Audit Committee, Compensation and Benefits Committee and Nominating and Governance Committee, the Company's Corporate Governance Guidelines, its Policy on Business Conduct governing the Company's directors, officers and employees, its Code of Ethics for Principal Executive Officer and Senior Financial Officers, and its Guidelines for Determining Director Independence. Within the time period required by the SEC and the New York Stock Exchange, the Company will post on our website any amendment to the Policy on Business Conduct or the Code of Ethics for Principal Executive Officer and Senior Financial Officers or any waiver of either such policy applicable to the Company's senior financial officers, its executive officers or directors. In addition, information concerning purchases and sales of the Company's equity securities by its executive officers and directors is posted on the Company's website. The Company's Internet address is http://www.IMSHEALTH.com and the information described above can be found in the Investors section of that website.

Item 2. Properties

        The principal properties of the Company as at December 31, 2003 are set forth below.

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

        The operations of IMS are also conducted from ten leased offices located throughout the United States and 90 leased offices in non-United States locations.

        IMS owns or leases a variety of computers and other equipment for its operational needs. The Company continues to upgrade and expand its computers and related equipment in order to increase efficiency, enhance reliability and provide the necessary base for business expansion.

Item 3. Legal Proceedings

        Information in response to this item is set forth in "Note 19. Contingencies" of the Notes to the Consolidated Financial Statements on pages 46 to 52 in the 2003 Annual Report to Shareholders, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT*

        Officers are appointed by the Board of Directors to hold office until their respective successors are chosen and qualified. Listed below are the executive officers of IMS at March 1, 2004 and brief summaries of their business experience during the past five years.

Name	Title	Age
David M. Thomas	Chairman and Chief Executive Officer**	54
David R. Carlucci	President and Chief Operating Officer	49
Gilles V. J. Pajot	Executive Vice President and President, IMS European Region	54
Bruce F. Boggs	President, IMS Americas	51
Nancy E. Cooper	Senior Vice President and Chief Financial Officer	50
Robert H. Steinfeld	Senior Vice President, General Counsel and Corporate Secretary	50
Murray L. Aitken	Senior Vice President, Corporate Strategy	45
Gary W. Noon	Senior Vice President, Corporate Marketing	50
Leslye G. Katz	Vice President and Controller	49
Jeffrey J. Ford	Vice President and Treasurer	39

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

        Mr. Carlucci was appointed President and Chief Operating Officer in October, 2002. Before joining IMS, Mr. Carlucci was General Manager, IBM Americas, which comprises all of IBM's sales and distribution operations in the U.S., Canada and Latin America from January, 2000 until January, 2002. Prior to that, Mr. Carlucci held roles of increasing responsibility at IBM, including General Manager, IBM's S/390 Division from January, 1998 to January, 2000; Chief Information Officer from February, 1997 to January, 1998; General Manager, IBM Printing Systems Company from July, 1995 to January, 1997; Vice President, systems, industries and services, Asia Pacific from January, 1993 to July, 1995; and Vice President, marketing and channel management, IBM Personal Computer Company—North America from February, 1990 to December, 1992. He joined IBM in 1976 as a Sales Representative.

        Mr. Pajot was appointed Executive Vice President of IMS in November, 2000. He joined the Company as President of IMS European Region in December, 1997. Previously, Mr. Pajot worked for 20 years with Pharmacia & Upjohn and its predecessor company, serving as Senior Vice President at Pharmacia & Upjohn from July, 1997 to December, 1997, with responsibility for global restructuring initiatives following the 1995 merger of Pharmacia & Upjohn. From November, 1995 to July, 1997, he was Senior Vice President of Pharmacia & Upjohn's Europe, Middle East and Africa Region. Prior to that, he served as Executive Vice President, Worldwide Pharmacia AB from September, 1994 to November, 1995.

        Mr. Boggs was appointed President, IMS Americas in January, 2004. He joined IMS in August, 2002 as Senior Vice President of U.S. Sales. Before joining IMS, Mr. Boggs was General Manager of the Americas and Vice

President of Sales for IBM's Personal Computer Division from September, 1998 to August, 2002. Prior to that, he held roles of increasing responsibility at IBM, including General Manager of Healthcare for North America, General Manager of the Southwestern U.S. and Corporate Director of Strategic Development. Mr. Boggs joined IBM in 1976 as a Sales Representative.

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

        Mr. Aitken was appointed Senior Vice President, Corporate Strategy for IMS in February, 2004. From June, 2001 to February, 2004, Mr. Aitken served as Senior Vice President of Global Consulting and Services for IMS. Prior to that, he was a Principal in McKinsey & Co.'s Pharmaceutical and Medical Products Practice from July, 1997 to June, 2001. Joining McKinsey in 1987, he held progressively responsible positions with the firm in its Los Angeles, U.S. and Seoul, South Korea operations, and was named a Principal and Partner in December, 1994.

        Mr. Noon was appointed Senior Vice President, Corporate Marketing in January, 2004. From November, 2000 until January, 2004 he was President of IMS U.S. Previously, he was Vice President, Global Marketing for Pfizer/Warner Lambert, a position he held since September, 1999. Mr. Noon was Founder and Managing Director of UK-based Practice Resource Systems (PRS) from April, 1996 to September, 1999, where he developed a clinical information system to integrate data across physician, pharmacy and hospital settings. From 1991 to 1995, Mr. Noon held a series of progressively responsible executive positions at GlaxoWellcome, including UK Integration Executive for the International Business & Commercial Development Task Force from March, 1995 to October, 1995 and Regional Director, Wellcome Pharmaceutical UK and Northern Europe from November, 1994 to March, 1995.

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

        Mr. Ford was appointed Vice President and Treasurer in February, 2004. Prior to that, from October, 2001 to February, 2004, he served as Vice President and Chief Financial Officer of the IMS European Region. Mr. Ford joined IMS in July of 1999, as Assistant Controller of IMS. Prior to joining IMS, Mr. Ford served for twelve years as an accountant at the accounting firm of PricewaterhouseCoopers serving in various positions of increasing management responsibility.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        Information in response to this Item is set forth under "IMS Health Common Stock Information" and "Dividends" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 16 in the 2003 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 6. Selected Financial Data

        Selected financial data required by this Item is incorporated herein by reference to the information relating to the years 1999 through 2003 set forth in the "Five-Year Selected Financial Data" on page 56 in the 2003 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Information in response to this Item is set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1 to 16 in the 2003 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

        Information in response to this Item is set forth under "Market Risk" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 10 and 11 and in "Note 13. Financial Instruments" of Notes to Consolidated Financial Statements on pages 36 to 38 in the 2003 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        See Index to Consolidated Financial Statements and Schedule under Item 15 on page 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures.

  (a)
  Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of December 31, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

  (b)
  Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information about the Company's directors and nominees in response to this Item, including information relating to its audit committee and audit committee financial expert, will be set forth in the section entitled "Proposal No. 1: Election of Directors" in the Company's Definitive Proxy Statement (the "2004 Proxy Statement") relating to its Annual Meeting of Shareholders to be held on May 7, 2004, which information is incorporated herein by reference. Information about the Company's executive officers is set forth in the section entitled "Executive Officers of the Registrant" on pages 9 and 10 of this report.

        Information about the filing of reports by the Company's directors, executive officers and 10% stockholders under Section 16(a) of the Exchange Act will be set forth under the section "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 Proxy Statement. Information relating to the Company's Code of Ethics for Principal Executive Officer and Senior Financial Officers is included on page 8 of this Annual Report on Form 10-K.

Item 11. Executive Compensation

        Information in response to this Item will be set forth in the sections entitled "Proposal No. 1: Election of Directors" and "Compensation of Executive Officers" in the Company's 2004 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information in response to this Item will be set forth in the sections entitled "Security Ownership of Management and Principal Shareholders" and "Equity Compensation Plan Information" in the Company's 2004 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Not applicable.

Item 14. Principal Accountant Fees and Services

        Information in response to this item will be set forth in the section entitled "Proposal No. 2: Appointment of and Relationship with Independent Public Auditors" in the Company's 2004 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  List of documents filed as part of this report.

  (1)
  Consolidated Financial Statements.

      See Index to Consolidated Financial Statements and Schedule on page 15.

    (2)
    Consolidated Financial Statement Schedule.

      See Index to Consolidated Financial Statements and Schedule on page 15.

    (3)
    Other Financial Information.

      Five-Year Selected Financial Data. See Index to Consolidated Financial Statements and Schedule on page 15.

  (b)
  Reports on Form 8-K.

    A report on Form 8-K was filed on October 22, 2003 to present under Items 7 and 12, the Press Release regarding IMS's financial results for its third quarter of fiscal 2003.

  (c)
  Exhibits.

    See Index to Exhibits on pages 18 to 22, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits.

  (d)
  Financial Statement Schedule.

    See Index to Consolidated Financial Statements and Schedule on page 15.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMS Health Incorporated (Registrant)
By:	/s/ DAVID M. THOMAS David M. Thomas Chairman and Chief Executive Officer

Date: March 10, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DAVID M. THOMAS David M. Thomas	Chairman, Chief Executive Officer and Director (principal executive officer)
/s/ NANCY E. COOPER Nancy E. Cooper	Senior Vice President and Chief Financial Officer (principal financial officer)
/s/ LESLYE G. KATZ Leslye G. Katz	Vice President and Controller (principal accounting officer)
/s/ CONSTANTINE L. CLEMENTE Constantine L. Clemente	Director
/s/ JAMES D. EDWARDS James D. Edwards	Director
/s/ KATHRYN E. GIUSTI Kathryn E. Giusti	Director
/s/ JOHN P. IMLAY, JR. John P. Imlay, Jr.	Director
/s/ ROBERT J. KAMERSCHEN Robert J. Kamerschen	Director
/s/ H. EUGENE LOCKHART H. Eugene Lockhart	Director
/s/ M. BERNARD PUCKETT M. Bernard Puckett	Director
/s/ WILLIAM C. VAN FAASEN William C. Van Faasen	Director

Date: March 10, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Financial Statements:

        The Company's Consolidated Financial Statements, the notes thereto and the related report thereon of PricewaterhouseCoopers LLP, independent auditors, as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002, and 2001, appearing on pages 18 to 54 in the 2003 Annual Report to Shareholders, are incorporated by reference into this Annual Report on Form 10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.

	Form 10-K	2003 Annual Report to Shareholders
	Page
Statement of Management's Responsibility for Financial Statements		17
Report of Independent Auditors		17
FINANCIAL STATEMENTS:
As of December 31, 2003 and 2002:
Consolidated Statements of Financial Position		18
For the years ended December 31, 2003, 2002 and 2001:
Consolidated Statements of Income		19
Consolidated Statements of Cash Flows		20-21
Consolidated Statements of Shareholders' Equity		22-24
Notes to Consolidated Financial Statements		25-54
OTHER FINANCIAL INFORMATION:
Quarterly Financial Data (Unaudited) for the years ended December 31, 2003 and 2002		55
Management's Discussion and Analysis of Financial Condition and Results of Operations		1-16
Business Segments is included in "Notes to Consolidated Financial Statements"		53-54
Five-Year Selected Financial Data (Unaudited)		56
SCHEDULE:
Report of Independent Auditors on Financial Statement Schedule	16
Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001	17
OTHER:
IMS Health Incorporated and Subsidiaries	Exhibit 21

        Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of IMS Health Incorporated:

        Our audits of the consolidated financial statements referred to in our report dated February 9, 2004, appearing in the 2003 Annual Report to Shareholders of IMS Health Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in the index under Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
February 9, 2004

IMS HEALTH INCORPORATED AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2003, 2002 and 2001

(In thousands)

COL. A	COL. B	COL. C				COL. D		COL. E
		Additions
Description	Balance Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for accounts receivable:
For the Year Ended December 31, 2003	$5,808	$673		$9,333	(a)	$11,385	(b)	$4,429
For the Year Ended December 31, 2002	$6,936	$1,634		$13,402	(a)	$16,164	(b)	$5,808
For the Year Ended December 31, 2001	$6,049	$3,564		$11,797	(a)	$14,474	(b)	$6,936
Valuation allowance deferred income taxes:
For the Year Ended December 31, 2003	$9,155	$2,591	(c)	$0		$2,600		$9,146
For the Year Ended December 31, 2002	$13,202	$3,763	(c)	$0		$7,810		$9,155
For the Year Ended December 31, 2001	$11,718	$1,683	(c)	$0		$199		$13,202

NOTES:

  (a)
  Amounts represent estimated customer credits which were recorded as a reduction to revenue at the time of revenue recognition.

  (b)
  The charge-off of uncollectible accounts and issuance of credits for which a reserve was provided in prior periods.

  (c)
  Valuation allowances on assets related to additional Net Operating Losses created during the year where, based on available evidence, it is more likely than not that such assets will not be realized.

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
..4
Note Purchase Agreement dated as of January 15, 2003, between IMS Health Incorporated and each purchaser party thereto relating to the issuance and sale of $150,000,000 aggregate principal amount of 4.60% Senior Notes due 2008 (incorporated by reference to the Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003).
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
..5
1998 IMS Health Incorporated Non-Employee Directors' Stock Incentive Plan, as amended on July 25, 2000 and restated to reflect such amendment (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 filed on July 14, 2003).*

..6
1998 IMS Health Incorporated Non-Employee Directors' Deferred Compensation Plan (As amended and restated through August 1, 2002) (incorporated by reference to the Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002).*
..7	1998 IMS Health Incorporated Employees' Stock Incentive Plan (As amended and restated effective May 2, 2003).*†
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
..12	Form of Restricted Stock Unit Agreements (incorporated by reference to the Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..13	Form of Stock Option Agreement (incorporated by reference to the Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..14	Form of Purchased Option Agreement (incorporated by reference to the Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..15	Forms of Change-in-Control Agreement for Certain Executives of IMS Health Incorporated.*†
..16
IMS Health Incorporated Employee Protection Plan, as adopted effective December 1, 1998 (incorporated by reference to the Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..17
IMS Health Incorporated Executive Annual Incentive Plan, as adopted effective July 1, 1998 (incorporated by reference to the Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..18
IMS Health Incorporated Supplemental Executive Retirement Plan (As amended and restated effective April 17, 2001) (incorporated by reference to the Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*
..19
IMS Health Incorporated Retirement Excess Plan, as adopted effective July 1, 1998 (incorporated by reference to the Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..20
IMS Health Incorporated Savings Equalization Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..21
Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert E. Weissman, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*

..22
Amended and Restated Employment Agreement by and between IMS Health Incorporated and Victoria R. Fash, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
..23
Undertaking of IMS Health Incorporated, dated June 30, 1998 (incorporated by reference to the Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
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
..26
IMS Health Incorporated Executive Deferred Compensation Plan, (As amended and restated effective August 1, 2002) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002).*
..26.1
Selected portions of the Prospectus Supplement, dated September 27, 1999 setting forth certain terms and conditions of the Executive Deferred Compensation Plan for U.S. employees (incorporated by reference to Exhibit 10.4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
..26.2
Selected portions of the Private Placement Memorandum, dated September 27, 1999 setting forth certain terms and conditions of the Executive Deferred Compensation Plan for U.S. employees (incorporated by reference to Exhibit 10.4.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
..27
First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
..28
First Amendment to the IMS Health Incorporated Savings Equalization Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*

..29
Second Amendment to the IMS Health Incorporated Savings Equalization Plan, dated October 1, 1999 (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
..30
Second Amendment to the IMS Health Incorporate Retirement Excess Plan, dated October 1, 1999 (incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
..31
IMS Health European Deferred Compensation Plan, dated December 1, 1999 (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
..32
Agreement and Plan of Reorganization, dated as of May 16, 2000, by and among The TriZetto Group, Inc., Elbejay Acquisition Corp., IMS Health Incorporated and Erisco Managed Care Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2000).
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
..40
IMS Health Incorporated U.S. Executive Retirement Plan (As amended and restated effective April 17, 2001) (incorporated by reference to the Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*
..41
Amended and Restated Amendment dated as of January 15, 2001 to the Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert E. Weissman, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
..42
Amended and Restated Amendment dated as of January 15, 2001 to the Amended and Restated Employment Agreement by and between IMS Health Incorporated and Victoria R. Fash, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*

..43
Amended and Restated Employment Agreement by and between IMS Health Incorporated and David M. Thomas effective as of December 3, 2002 (incorporated by reference to the Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003).*
..44
Employment Agreement by and between IMS Health Incorporated and Gilles Pajot effective as of November 14, 2000 (incorporated by reference to Exhibit 10.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
..45
Employment Agreement by and between IMS Health Incorporated and James C. Malone effective as of November 14, 2000 (incorporated by reference to Exhibit 10.46 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
..46
Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert H. Steinfeld effective as of February 11, 2003 (incorporated by reference to the Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
..47
1998 IMS Health Incorporated Employee Stock Purchase Plan (As amended and restated as of December 19, 2000) (incorporated by reference to the Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*
	..48	IMS Health Incorporated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report of Form S-8 filed January 16, 2001).*
	..49	IMS Health Incorporated Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10Q for the quarter ending June 30, 2001).*
..50
Amended and Restated Employment Agreement by and between IMS Health Incorporated and David R. Carlucci effective as of December 3, 2002 (incorporated by reference to the Exhibit 10.51 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003).*
..51
Distribution Agreement between IMS Health Incorporated and Cognizant Technology Solutions Corporation dated January 7, 2003 (incorporated by reference to Exhibit 10.13 to the Amendment No. 2 to Form S-4 Registration Statement of Cognizant Technology Solutions Corporation filed on January 9, 2003).
..52
Amended and Restated Employee Agreement by and between IMS Health Incorporated and Nancy E. Cooper effective as of February 11, 2003 (incorporated by reference to the Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
..53
IMS Health Incorporated Executive Pension Plan effective as of April 17, 2001 (incorporated by reference to the Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
..54
First Amendment to the IMS Health Incorporated Supplemental Executive Retirement Plan (As amended and restated effective April 17, 2001) (incorporated by reference to the Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
..55
First Amendment to the IMS Health Incorporated U.S. Executive Retirement Plan (As amended and restated effective April 17, 2001) (incorporated by reference to the Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
13	2003 Annual Report to Shareholders.†
21	List of Active Subsidiaries as of December 31, 2003.†
23	Consent of Independent Auditors.†
31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).†
31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).†
32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.†

*
Management contract or compensatory plan or arrangement

†
Filed herewith

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Table of Contents
PART I
FACTORS THAT MAY AFFECT FUTURE RESULTS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
PART III
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE
IMS HEALTH INCORPORATED AND SUBSIDIARIES SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS For the years ended December 31, 2003, 2002 and 2001 (In thousands)
INDEX TO EXHIBITS