Form 10-Q
period 2004-03-31
IMS HEALTH INC
filed 2004-05-03
CIK 1058083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding At March 31, 2004
Common Stock, par value $.01 per share	234,982,943

IMS HEALTH INCORPORATED

PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of March 31, 2004	As of December 31, 2003
Assets:
Current Assets:
Cash and cash equivalents	$352,406	$344,432
Short-term marketable securities	40,164	40,108
Accounts receivable, net of allowances of $4,538 and $4,429 in 2004 and 2003, respectively	290,286	271,268
Other current assets	125,680	123,121
Total Current Assets	808,536	778,929
Securities and other investments	11,071	14,988
TriZetto equity investment (Note 8)	41,152	42,742
Property, plant and equipment, net of accumulated depreciation of $177,420 and $174,472 in 2004 and 2003, respectively	140,851	141,282
Computer software	201,542	198,558
Goodwill	249,301	247,958
Other assets	215,854	219,881
Total Assets	$1,668,307	$1,644,338

Liabilities, Minority Interests and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$48,802	$47,513
Accrued and other current liabilities	151,772	190,478
Short-term debt	318,982	409,941
Accrued income taxes	104,886	67,369
Short-term deferred tax liability	9,501	9,248
Deferred revenues	107,157	112,076
Total Current Liabilities	741,100	836,625
Postretirement and postemployment benefits	88,646	86,920
Long-term debt (Note 10)	353,244	152,050
Other liabilities	220,143	277,313
Total Liabilities	$1,403,133	$1,352,908

Commitments and Contingencies (Note 9)
Minority Interests	$102,226	$101,853

Shareholders’ Equity:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares at March 31, 2004 and December 31, 2003, respectively	$3,350	$3,350
Capital in excess of par	484,982	490,297
Retained earnings	1,865,874	1,789,503
Treasury stock, at cost, 100,062 and 96,706 shares at March 31, 2004 and December 31, 2003, respectively	(2,125,644)	(2,032,748)
Cumulative translation adjustment	(42,246)	(37,255)
Minimum pension liability adjustment, net of taxes of $10,806 at March 31, 2004 and December 31, 2003, respectively	(21,963)	(21,963)
Unrealized loss on changes in fair value of cash flow hedges, net of tax	(2,193)	(2,299)
Unrealized gains on investments, net of taxes of $425 and $373 at March 31, 2004 and December 31, 2003, respectively	788	692
Total Shareholders’ Equity	$162,948	$189,577
Total Liabilities, Minority Interests and Shareholders’ Equity	$1,668,307	$1,644,338

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

Operating Revenue	$361,576	$313,917

Operating costs	149,554	137,256
Selling and administrative expenses	94,084	81,493
Depreciation and amortization	21,706	16,798
Severance, impairment and other charges	—	37,220
Operating Income	96,232	41,150
Interest income	962	1,263
Interest expense	(4,271)	(4,054)
Gains (losses) from investments, net	6,453	(876)
Loss on issuance of investees’ stock, net	—	(315)
Other income (expense), net	2,777	(10,803)
Non-Operating Income (Loss), Net	5,921	(14,785)
Income before provision for income taxes	102,153	26,365
Provision for income taxes (Note 12)	(20,109)	(64,349)
TriZetto equity loss, net of income taxes of $624 and $215 for 2004 and 2003, respectively	(966)	(333)
TriZetto impairment charge, net of income taxes of $9,565 for 2003	—	(14,842)
Income (Loss) from Continuing Operations	81,078	(53,159)
Income from discontinued operations, net of income taxes of $1,237 for 2003 (Note 6)	—	2,779
Gain on discontinued operations (Note 6)	—	495,053
Net Income	$81,078	$444,673

Basic Earnings Per Share of Common Stock:
Income (loss) from continuing operations	$0.35	$(0.20)
Income from discontinued operations	—	1.92
Basic Earnings Per Share of Common Stock	$0.35	$1.71

Diluted Earnings Per Share of Common Stock:
Income (loss) from continuing operations	$0.34	$(0.20)
Income from discontinued operations	—	1.91
Diluted Earnings Per Share of Common Stock	$0.34	$1.71

Weighted average number of shares outstanding – basic	235,005	259,414
Dilutive effect of shares issuable as of period-end under stock option plans	5,097	615
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	274	1
Weighted Average Number of Shares Outstanding – Diluted	240,376	260,030

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$81,078	$444,673
Less income from discontinued operations and gain on disposal	—	(497,832)
Income (loss) from continuing operations	81,078	(53,159)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,706	16,798
Bad debt expense	400	1,344
Nielsen Media Research interest receivable	—	(689)
Deferred income taxes	7,640	7,940
(Gains) losses from investments, net	(6,453)	876
Loss on issuance of investees’ stock, net	—	315
TriZetto equity loss, net	966	333
TriZetto impairment charge, net	—	14,842
Minority interests in net income of consolidated companies	1,179	2,695
Non-cash stock compensation charges	563	623
Non-cash portion of severance, impairment and other charges	—	4,959
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in accounts receivable	(21,962)	(25,195)
Net (increase) decrease in inventory	(272)	20
Net increase in prepaid expenses and other current assets	(10,710)	(10,056)
Net increase in accounts payable	1,828	4,661
Net decrease in accrued and other current liabilities	(36,738)	(5,002)
Net (decrease) increase in accrued severance, impairment and other charges	(2,030)	24,321
Net decrease in deferred revenues	(4,177)	(4,569)
Net (decrease) increase in accrued income taxes	(15,111)	46,973
Net decrease (increase) in pension assets (net of liabilities)	167	(225)
Net decrease in other long-term assets	3,245	1,160
Net tax benefit on stock option exercises	3,722	—
Net Cash Provided by Operating Activities	25,041	28,965
Cash Flows Used in Investing Activities:
Capital expenditures	(4,524)	(5,069)
Additions to computer software	(17,181)	(19,461)
Investments in short-term marketable securities	(56)	(10,262)
Payments for acquisitions of businesses, net of cash acquired	(3,878)	(47,249)
Proceeds from sales of investments, net	10,712	—
Other investing activities, net	(2,215)	(6,737)
Net Cash Used in Investing Activities	(17,142)	(88,778)
Cash Flows Provided by Financing Activities:
Net increase (decrease) in debt	97,793	(101,275)
Borrowings under private placement	—	150,000
Payments for purchase of treasury stock	(138,851)	—
Proceeds from exercise of stock options	36,337	909
Dividends paid	(4,707)	(4,903)
Proceeds from employee stock purchase plan	18	14
Increase in cash overdrafts	11,249	1,878
Payments to minority interests	(806)	(2,076)
Net Cash Provided by Financing Activities	1,033	44,547
Effect of Exchange Rate Changes	(958)	1,368
Increase in Cash and Cash Equivalents	7,974	(13,898)
Cash and Cash Equivalents, Beginning of Period	344,432	264,732
Cash and Cash Equivalents, End of Period	$352,406	$250,834

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 1.                      Interim Condensed Consolidated Financial Statements (unaudited)

The accompanying Condensed Consolidated Financial Statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended.  The Condensed Consolidated Financial Statements (unaudited) do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  The Condensed Consolidated Financial Statements (unaudited) and related notes should be read in conjunction with the Consolidated Financial Statements and related notes of IMS Health Incorporated (the “Company” or “IMS”) included in its 2003 Annual Report on Form 10-K.  Certain prior year amounts have been reclassified to conform to the 2004 presentation.  Amounts presented in the Condensed Consolidated Financial Statements (unaudited) may not add due to rounding.

Note 2.       Basis of Presentation

The Company is a leading global provider of information solutions to the pharmaceutical and healthcare industries.  The Company’s revenues are derived primarily from the sale of a broad line of market information, sales management and consulting services to the pharmaceutical and healthcare industries.  The Company’s information products are developed to meet client needs by using data secured from a worldwide network of suppliers in the markets where operations exist.  Key information products include:

•      sales force effectiveness to optimize sales force productivity and territory management;

•      portfolio optimization to provide clients with insights into market opportunity and business development assessment;

•      brand and launch management and other to support client needs relative to market segmentation and positioning and life cycle management for prescription and over-the-counter pharmaceutical products; and

•      consulting and services that use in-house capabilities and methodologies to assist pharmaceutical clients in analyzing and evaluating market trends, strategies and tactics, and to help in the development and implementation of customized software applications and data warehouse tools.

The Company operates in more than 100 countries.  The Company also owns a venture capital unit, Enterprise Associates, LLC (“Enterprises”), which is focused on investments in emerging businesses, and a 25.9% equity interest in The TriZetto Group, Inc. (“TriZetto”), at March 31, 2004.

The Company is managed on a global business model with global leaders for the majority of its critical business processes and accordingly has one reportable segment.

Management believes that important measures of the Company’s financial condition and results of operations include operating revenue, constant dollar revenue growth, operating income, operating margin and cash flows.

Until February 6, 2003, the Company also included the Cognizant Technology Solutions Corporation Segment (“CTS”), which provides custom Information Technology (“IT”) design, development, integration and maintenance services.  CTS is a publicly traded corporation on the Nasdaq national market system.  The Company owned 55.3% of the common shares outstanding of CTS (92.5% of the outstanding voting power) as of December 31, 2002, and accounted for CTS as a consolidated subsidiary.  On February 6, 2003, the Company divested CTS through a split-off transaction, and as a result, the Company’s share of CTS results are presented as discontinued operations for 2003 through the date of divestiture (see Note 6).

Note 3.  Summary of Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”).  FIN 46 requires all Variable Interest Entities (“VIEs”) to be consolidated by the primary beneficiary.  The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE.  In addition, FIN 46 expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interest, but not the majority.  In December 2003, the FASB issued Interpretation 46R, “Consolidation of Variable Interest Entities” (revised December 2003), (“FIN 46R”) which further clarified the provisions of FIN 46 and delayed the effective date for applying the provisions of FIN 46 until the end of the first quarter of 2004 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003.  The adoption of FIN 46R did not have a material impact on the Company’s financial position, results of operations or cash flows for the three months ended March 31, 2004.

In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” an amendment of SFAS Nos. 87, “Employers’ Accounting for Pensions”, 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits,” and 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and a revision of SFAS No. 132.  SFAS No. 132 (revised 2003) requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans, but does not change the measurement or recognition of such plans.  The new disclosure requirements contained in SFAS No. 132 (revised 2003) are effective for fiscal years ending after December 15, 2003, with a delayed effective date for certain disclosures, for foreign plans, and for non-public entities.  The Company has adopted all aspects of SFAS No. 132 (revised 2003) for all foreign and non-foreign plans, with the exception of the estimated future benefit payment disclosure.  This requirement is first effective for fiscal years ending after June 15, 2004.  Additionally the Company is required to disclose components of the net benefit cost in the quarterly financial statements beginning with the first quarter of 2004.  This interim disclosure information is included in Note 11.  The adoption of SFAS No. 132 (revised 2003) did not have a material impact on the Company’s financial position, results of operations or cash flows for the three months ended March 31, 2004.

In January 2004, the FASB issued Staff Position No. (“FSP”) FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  The Company has elected to defer the adoption of the new accounting requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) in accordance with FSP FAS 106-1.  All measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan.  Specific authoritative guidance on the accounting for the Act is pending, and the guidance, when issued, could require the Company to change previously reported information.

Note 4.       Summary of Significant Accounting Policies

Stock-based compensation.  SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied.  The Company has chosen to continue applying APB Opinion No. 25, and related interpretations in accounting for its plans.  If the compensation cost for the Company’s stock-based compensation plans was determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three months ended March 31:

		Three months ended March 31,
		2004	2003
Net Income:	As reported	$81,078	$444,673
	Add: Stock-based employee compensation expense included in reported net income, net of tax	744	623
	Deduct: Total stock-based employee compensation expense under fair value method for all awards, net of tax	(5,362)	(6,106)
	Pro forma	$76,460	$439,190
Earnings Per Share:
Basic	As reported	$0.35	$1.71
	Pro forma	$0.33	$1.69
Diluted
	As reported	$0.34	$1.71
	Pro forma	$0.32	$1.69

For a description of the Company’s other critical accounting policies, please refer to the Company’s 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 5.       Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach.  The Company made no acquisitions during the three months ended March 31, 2004; however it made certain payments related to acquisitions completed during 2002 and 2003.

During the three months ended March 31, 2003, the Company completed two acquisitions for an aggregate cost of $52,938.  These acquisitions were Data Niche Associates, Inc. (U.S.) and Azyx Polska Geopharma Information Services, Sp.z.o.o. (Poland).  These acquisitions were accounted for under the purchase method of accounting.  The aggregate purchase price for each acquisition has been allocated to the assets and liabilities acquired based on their respective fair values.  The Condensed Consolidated Financial Statements (unaudited) include the results of these acquired companies subsequent to the closing of the acquisitions.  Had these acquisitions occurred as of January 1, 2004 or 2003, the impact on the Company’s results of operations would not have been significant.  Goodwill of approximately $31,973 was recorded in connection with these acquisitions, of which $26,990 is deductible for tax purposes.

During the three months ended March 31, 2003, the Company also entered into an agreement to purchase the Azyx business in Portugal.  However, at the time, the completion of this acquisition was contingent upon the Company getting regulatory approval from Portugal.  The Company received regulatory approval for the Azyx business in Portugal during July 2003, and the acquisition was completed during the third quarter of 2003.

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

During the first quarter of 2003, the Company recorded direct and incremental costs related to the CTS Split-Off of approximately $17,300, consisting primarily of investment advisor, legal and accounting fees.  During the fourth quarter of 2003, the Company reversed $1,834 of expenses as a true up of actual costs incurred.  This reversal resulted in an increase to the gain from discontinued operations of $1,834.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for the period from January 1, 2003 through the disposition date the Company recorded the results of CTS and the gain on disposal as income from discontinued operations net of income taxes in the Condensed Consolidated Statements of Income (unaudited).

If, contrary to expectations, the CTS distribution were not to qualify as tax free under Section 355 of the Internal Revenue Code, then, in general, a corporate tax would be payable by the Company based on the difference between (x) the fair market value of the CTS class B common stock at the time of the exchange offer and (y) the Company’s adjusted tax basis in such class B common stock.  Pursuant to the distribution agreement entered into between the Company and CTS in connection with the distribution, CTS agreed to indemnify the Company in the event the transaction is taxable as a result of a breach of certain representations made by CTS, subject to certain exceptions.  In the opinion of management and based on the opinion of tax counsel, McDermott, Will & Emery, it is not probable, but may be reasonably possible, that the Company will incur liability for this matter and as such the Company has not accrued for this potential liability.  The Company estimates that the aggregate tax liability in this regard is not expected to exceed $215,725.

Note 7.       Goodwill and Intangible Assets

During the three months ended March 31, 2004, the Company recorded additional goodwill of $3,474 related primarily to earn-out agreements.  As of March 31, 2004, goodwill amounted to $249,301.

All of the Company’s acquired intangibles are subject to amortization.  Intangible asset amortization expense was $2,763 and $2,017 during the three months ended March 31, 2004 and 2003, respectively.  At March 31, 2004, intangible assets were primarily composed of Customer Relationships, Databases and Trade Names (principally included in Other assets) and Computer software.  The gross carrying amounts and related accumulated amortization of these intangibles were $63,053 and $15,173, respectively, at March 31, 2004 and $62,323 and $5,225, respectively, at March 31, 2003.  These intangibles are amortized over periods ranging from two to fifteen years with a weighted average life of 7.3 years.  The weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted average amortization (years) period
Customer Relationships	7.9
Computer Software and Algorithms	9.8
Databases	4.9
Trade Names	3.7
Other	4.5
Weighted average	7.3

Customer relationships accounted for the largest portion of the Company’s acquired intangibles at March 31, 2004.  In accordance with the principles of SFAS No. 142, “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” when determining the value of customer relationships for purposes of allocating the purchase price of an acquisition, the Company looks at existing customer contracts of the acquired business to determine if they represent a reliable future source of income and hence, a valuable intangible asset for the Company.  The Company determines the fair value of the customer relationships based on the estimated future benefits the Company expects from the acquired customer contracts.  In performing its evaluation and estimation of the useful life of customer relationships, the Company looks to the historical growth rate of operating revenue of the acquired company’s existing customers as well as the historical attrition rates.

Amortization expense associated with intangible assets at March 31, 2004 is estimated to be $2,630 for each of the last three quarters of 2004 and approximately $10,521 for each year beginning in 2005 through 2009.

Note 8.       Investments in Equity Investees

The Company’s investment in TriZetto is accounted for under the equity method of accounting.  The Company’s share of the adjusted operating results of TriZetto for the three months ended March 31, 2004 and 2003, amounted to a loss of $966 (net of a deferred tax benefit of $624) and $333 (net of a deferred tax benefit of $215), respectively.

The Company performs a periodic assessment in accordance with its policy to determine whether an other-than-temporary decline in fair value has occurred.  Based on this assessment, an impairment charge of $14,842, net of taxes of $9,565, was recorded in the first quarter of 2003, to write down the Company’s investment in TriZetto following the continued significant decline in the market value of TriZetto shares below the Company’s carrying value.  The Company concluded that these declines were other-than-temporary in accordance with Staff Accounting Bulletin (“SAB”) No. 59, “Views on Accounting for Noncurrent Marketable Equity Securities,” and the impairment charge recorded brought the Company’s book value in TriZetto down to TriZetto’s March 31, 2003 market value.  As of March 31, 2004, the market value of TriZetto exceeded the carrying value by approximately $52,955.

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

The Company routinely enters into agreements with its customers to sell data that the Company acquires in the normal course of business.  In these customer agreements the Company agrees to indemnify and hold harmless the customers for any damages they may suffer as a result of potential intellectual property infringement claims.  These indemnities typically have terms of approximately two years.  The Company has not accrued a liability with respect to these matters, as the exposure is considered remote.

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

IRI Litigation.  On July 29, 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the corporation then known as “The Dun and Bradstreet Corporation” and now known as Donnelley, A.C. Nielsen Company (a subsidiary of ACNielsen) and I.M.S. International, Inc. (a predecessor of the Company) (the “IRI Action”).  At the time of the filing of the complaint, each of the other defendants was a subsidiary of Donnelley.

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

IRI’s complaint originally sought damages in excess of $350,000, which amount IRI has asked to be trebled under the antitrust laws.  IRI has since revised its allegation of damages upwards to approximately $650,000, which IRI has also asked to be trebled.  IRI has filed with the court the report of its expert who has opined that IRI suffered damages of between $581,600 and $651,700 from the defendants’ alleged practices.  IRI also seeks punitive damages in an unspecified amount.  In April 2004, the court scheduled discovery to end on November 1, 2004 and set a trial date for April 18, 2005.  Discovery is continuing.

In connection with the 1996 Spin-Off, D&B (now Donnelley), ACNielsen and Cognizant (now NMR) entered into an Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating liabilities that may arise out of or in connection with the IRI Action, and (ii) to conduct a joint defense of such action.  In particular, the Indemnity and Joint Defense Agreement provides that, in the event of a settlement or adverse judgment, (a) ACNielsen will assume exclusive liability for liabilities up to an amount to be calculated by an investment banking firm, at the time such liabilities, if any, become payable, pursuant to a specified solvency test designed to permit ACNielsen to pay the maximum amount of the liability possible while remaining a viable company (the “ACN Maximum Amount”), and (b) Cognizant and D&B will share liability equally for any amounts in excess of the ACN Maximum Amount.

The Indemnity and Joint Defense Agreement further provides that, at the time of any settlement of or adverse judgment in the IRI Action, ACNielsen initially is to determine the amount that it will pay, which amount may be less than the ACN Maximum Amount (the “ACN Payment”).  The Indemnity and Joint Defense Agreement then provides for D&B and Cognizant to each pay IRI 50% of the difference between the settlement or judgment amount and the ACN Payment, and for ACNielsen to issue a secured note (the “ACN Note”), subject to certain limits, to each of D&B and Cognizant for the amount of their payment.  The principal amount of each ACN Note issued to D&B and Cognizant, however, is limited to 50% of the difference between the ACN Maximum Amount and the ACN Payment, and is subject to a further limitation that it cannot exceed 50% of the amount of any proceeds from any recapitalization plan designed to maximize ACNielsen’s claims paying ability.  The ACN Notes would become payable upon the completion of any such recapitalization plan.  The Indemnity and Joint Defense Agreement also provides that if it becomes necessary to post any bond pending an appeal of an adverse judgment, then D&B and Cognizant shall obtain the bond required for the appeal, and each shall pay 50% of the costs of such bond, if any, which cost will be added to IRI liabilities to be allocated under the Indemnity and Joint Defense Agreement.

As noted above, as between the Company and NMR, the Company is responsible for 75% of Cognizant’s share of any liabilities arising out of the IRI Action and NMR is responsible for 25% of any such liabilities; provided that NMR’s aggregate liability for payments in respect of the IRI Action and the D&B Legacy Tax Matters shall not exceed $125,000.  To date, NMR has made payments of approximately $41,000 relating to the D&B Legacy Tax Matters.

On February 19, 2001, ACNielsen announced that it merged with a wholly-owned subsidiary of VNU N.V.  Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included with ACNielsen for purposes of determining the ACN Maximum Amount.  We are unable to predict at this time the outcome of the IRI Action or the financial condition of ACNielsen and VNU N.V. at the time of any such outcome (and hence we cannot estimate the ACN Maximum Amount and the portion of any judgment to be paid by VNU N.V. and ACNielsen under the Indemnity and Joint Defense Agreement).  Nonetheless, management presently believes that the risk that the Company will incur any material liabilities with respect to the IRI litigation is remote and, therefore no liability in respect of this matter has been accrued in the Company’s financial statements.  Further, management believes that, in the event the Company must advance sums to satisfy IRI liabilities pending the consummation of any recapitalization plan by ACNielsen or VNU N.V., the Company will have sufficient financial resources and borrowing capacity to meet such obligations without materially affecting its results of operations or financial position, but any such advance may have a material effect on the Company’s cash flows in the period in which it is made.

D&B Legacy and Related Tax Matters.  During the second quarter of 2003, the IRS issued an agent’s final examination report seeking to disallow certain royalty expense deductions claimed by D&B on its 1995 and 1996 tax returns in connection with a partnership established in 1993.  In January of 2004, the IRS issued an agent’s final examination report seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense on the partnership’s 1997 tax return during which year Cognizant was a partner in the partnership.  In January 2004, the partnership and the Company received agent’s final examination reports seeking to reverse items of partnership income and loss and disallow certain royalty expense deductions claimed by the Company on its 1998 and 1999 tax returns arising from the Company’s participation in the partnership.  If the IRS were to ultimately prevail in the foregoing positions, the Company’s share of the total liability for 1995 and 1996 would be approximately $41,300, its liability for 1997 would be approximately $17,800, and its aggregate liability for 1998 and 1999 would be approximately $26,900 (all net of income tax benefit).  If the IRS were to take a comparable position with respect to all of the Company’s tax years subsequent to 1999 and ultimately prevail, the Company’s additional liability would be approximately $43,500 (net of income tax benefit).

In addition, in the second quarter of 2003, the IRS issued an additional agent’s final examination report to the partnership described above seeking to reallocate certain partnership income to D&B for 1996.  D&B II and the Company believe that the positions taken by the IRS in this report are inconsistent with the IRS’s denial of the royalty expense deductions described above.  If the IRS were to ultimately prevail in this matter, the Company’s share of the liability for 1996 would be approximately $20,800 (net of income tax benefit).

In addition, the IRS has asserted penalties for the years described above based on its interpretation of applicable law.  If the IRS were to prevail in its assertion of penalties and interest thereon, the Company’s share of such penalties and interest would be approximately $8,300 for 1995 and 1996 and its aggregate liability for 1998 and 1999 would be approximately $9,900 (all net of income tax benefit).  D&B II and the Company dispute this interpretation.

D&B II, as the agent for Donnelley in the D&B Legacy Tax Matters, has filed protests relating to the proposed assessments for 1995 and 1996 with the IRS Office of Appeals.  D&B II will attempt to resolve these matters at the appeals phase before proceeding to litigation if necessary.  The Company has filed protests relating to the proposed assessments for 1997, 1998 and 1999 with the IRS Office of Appeals and will attempt to resolve these matters at the appeals phase before proceeding to litigation if necessary.

During the first quarter of 2003, the Company increased its reserve to its anticipated share of the probable liability in connection with the foregoing tax matters (to approximately $133,145).  In the opinion of management, it is not probable, but may be reasonably possible that the Company will have additional liability of $18,200 in excess of the amount reserved for these matters.  Accordingly, based on information currently available, management does not believe that these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations but may have a material adverse effect on cash flows in the period in which any such amounts are paid.

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

Sharing Dispute.  In May 2000, the Company paid $212,291 to the IRS in connection with a D&B Legacy Tax Matter.  Pursuant to the terms of the 1998 Spin-Off, NMR was liable for a portion of this amount but was not obligated to pay the Company for its share until January 2, 2001.  In December 2000, the Company requested reimbursement from NMR in the amount of $41,136, which represented NMR’s share of the liability according to the Company’s calculations.  On January 2, 2001, NMR made a payment of $10,530 but refused to pay the remaining $30,606 based on its interpretation of the applicable agreements.  At March 31, 2003, the Company had a receivable of $36,805, which included the outstanding principal and accumulated accrued interest of $6,199.  During the three months ended March 31, 2003, $689 of interest income was accrued in accordance with the terms of the applicable agreements.  This amount was reflected in Other receivable in the Condensed Consolidated Statements of Financial Position (unaudited).  On April 29, 2003, a panel from the American Arbitration Association International Center for Dispute Resolution issued an award in favor of the Company and ordered that NMR pay the Company the entire principal balance plus simple 9% interest from January 2, 2001, together with all legal fees and costs incurred by the Company in connection with the arbitration.  On April 30, 2003, the Company received $37,025 from NMR in satisfaction of the principal amount plus interest from January 2, 2001 through April 30, 2003.  On May 16, 2003, the Company received an additional $1,332 from NMR as reimbursement of the Company’s legal fees and costs in connection with the arbitration.

Matters Before the European Commission

In December 2000, National Data Corporation (now NDCHealth Corporation, “NDC”) filed a complaint against the Company with the European Commission (the “Commission”), requesting that the Commission initiate a proceeding against the Company for an alleged infringement of Article 82 of the EC Treaty.  Article 82 of the EC Treaty relates to abuses of a dominant position that adversely affect competition.  The complaint concerned an IMS geographic mapping structure used for the reporting of regional sales data in Germany, which the German courts have ruled is copyright protected.  In addition to seeking a formal Commission proceeding against the Company, the complaint requested that the Commission grant interim relief requiring the Company to grant NDC a compulsory license to enable NDC to use this structure in its competing regional sales data service in Germany.

In March 2001, the Commission initiated formal proceedings against the Company in this matter and in July 2001, the Commission ordered interim measures against the Company pending a final decision (the “Interim Decision”).  Under the Interim Decision, the Company was ordered to grant a license of the geographic mapping structure on commercially reasonable terms without delay to NDC and to any other competitor then present in the German regional sales data market that requested a license.

In August 2001, the Company filed an appeal with the Court of First Instance (“CFI”) seeking the annulment of the Interim Decision in its entirety (the “Annulment Appeal”).  In October 2001, the President of the CFI suspended the Interim Decision pending a judgment on the Annulment Appeal.  In April 2002, the European Court of Justice (“ECJ”) denied an appeal by NDC attempting to overturn the CFI’s October 2001 suspension.

In October 2002, the CFI postponed further consideration of the Annulment Appeal until after the ECJ decides certain questions separately referred to it by a German court that is presiding over certain litigation that the Company is maintaining against NDC in Germany.  In the German litigation, the Company is seeking an injunction and damages against NDC for misappropriation of the Company’s intellectual property rights (the “Infringement Claim”).

In August 2003, the Commission withdrew its Interim Decision and then subsequently (in October 2003), the Commission applied to the CFI to have the Annulment Appeal declared moot in its entirety.  Most recently, in April 2004, the ECJ rendered its decision in the case referred to it by the German court.  This will permit the CFI to move forward with its consideration of the Annulment Appeal and the German court to move forward with its consideration of the Infringement Claim against NDC.

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

Other Contingencies

Contingent Consideration.  Under the terms of the purchase agreements related to acquisitions made in 2002 and 2001, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain targets during 2003 to 2007.  Any additional payments will be recorded as goodwill in accordance with EITF No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”  As of March 31, 2004, approximately $3,000 was earned and paid under these contingencies.  Based on current estimates, management expects the remaining additional contingent payments under these agreements to total approximately $12,000.  It is expected that these contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2004 through 2007.

Gartner Spin-Off.  In July 1999, the Company spun off Gartner, Inc.  Pursuant to the terms of that spin-off, Gartner agreed to indemnify the Company and its stockholders for additional taxes that may become payable as a result of certain actions that may be taken by Gartner that adversely affect the tax free treatment of the spin-off.  However, the Company may become obligated for certain tax liabilities in the event the spin-off is deemed to be a taxable transaction as a result of certain Gartner share transactions that may be undertaken following the spin-off.  In the opinion of management, it is remote that the Company will incur any material liabilities with respect to this matter.

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

If, contrary to expectations, the spin-off of Synavant were not to qualify as tax free under Section 355 of the Internal Revenue Code, then, in general, a corporate tax would be payable by the consolidated group, of which the Company is a common parent and Synavant is a member, based on the difference between (x) the fair market value of the Synavant common stock on the date of the spin-off and (y) the adjusted basis of such Synavant common stock.  In addition, under the consolidated return rules, each member of the consolidated group would be severally liable for such tax liability.  Pursuant to the terms of the spin-off, the Company would be liable for the resulting corporate tax, except in certain circumstances.  In the opinion of management and based on the opinion of tax counsel, McDermott, Will & Emery, it is not probable, but may be reasonably possible, that the

Company will incur liability for this matter.  The Company estimates that the aggregate tax liability in this regard is not expected to exceed $100,000.

CTS Split-Off.  The Company completed the CTS Split-Off exchange offer on February 6, 2003 (see Note 6).  If, contrary to expectations, the CTS distribution were not to qualify as tax free under Section 355 of the Internal Revenue Code, then, in general, a corporate tax would be payable by the Company based on the difference between (x) the fair market value of the CTS class B common stock at the time of the exchange offer and (y) the Company’s adjusted tax basis in such class B common stock.  Pursuant to the distribution agreement entered into between the Company and CTS in connection with the distribution, CTS agreed to indemnify the Company in the event the transaction is taxable as a result of a breach of certain representations made by CTS, subject to certain exceptions.  In the opinion of management and based on the opinion of tax counsel, McDermott, Will & Emery, it is not probable, but may be reasonably possible, that the Company will incur liability for this matter.  The Company estimates that the aggregate tax liability in this regard is not expected to exceed $215,725.

Other Litigation.  On January 17, 2003, the Company was served with a summons in a new litigation matter (the “Douglas Litigation”).  Also named as defendants in this litigation are approximately 60 software vendors from which the Company purchased prescription data in the 1990’s (and, for many of these vendors, from which the Company continues to purchase data).  In this action, it was alleged the Company misappropriated the trade secrets (i.e., prescription data) of thousands of pharmacies in the United States and used this information either without authorization or outside the scope of any authorization.  This same conduct was alleged to breach contracts between the Company and the software vendors from which the Company had purchased this prescription data.

The action was brought in state court in southern Illinois (Circuit Court of the 20th Judicial Circuit) by two pharmacies.  Plaintiffs sought class action status, representing all pharmacies whose data was sold to the Company by their pharmacy dispensary software vendors from 1990 to the present.  The pharmacies were seeking $100,000 in actual damages plus an unspecified amount of unjust enrichment damages (i.e., share of the Company profits) derived from use of the prescription data by the Company and the other defendants, or, in the alternative, a reasonable royalty paid for the use of the prescription data.  However, the Company believed and continues to believe that its practices with respect to the acquisition and use of this prescription data are consistent with applicable law and industry practices, and that the claims were without merit.

The Company was a defendant in another litigation brought in state court in southern Illinois (Circuit Court of the 20th Judicial Circuit) (the “Mayberry Litigation”).  This lawsuit was originally brought in 1994 against Mayberry Systems, a small developer of pharmacy dispensary software in the Midwest.  Two pharmacy customers alleged Mayberry Systems was taking prescription data from their systems without authorization, and selling it to others (including the Company).  The Company was subsequently added to the lawsuit in 1996, alleging that the Company knew or should have known that Mayberry Systems was taking the data and selling it without authorization (i.e., misappropriation of trade secrets).  The lawsuit was later certified as a class action on behalf of all former and current customers of Mayberry Systems (approximately 350 pharmacies).  Plaintiffs were demanding damages in the amount of $20,000 plus punitive damages and attorney’s fees.

Although the Company believed that the two actions described above were without merit, the Company pursued a joint settlement of the cases.  During the third quarter of 2003, the Company proposed a preliminary settlement agreement with the plaintiffs’ counsel on both the actions which was subject to several significant contingencies.  On February 17, 2004, the Illinois state court approved the proposed settlement.  The period for the filing of appeals and motions for rehearing expired on March 18, 2004.  As a result of the resolution of the significant contingencies related to the settlement, in the fourth quarter of 2003, the Company recorded a pre-tax charge of $10,636, net of $5,500 to be reimbursed under the Company’s insurance coverage.  Under the settlement, the Company will make certain cash payments, provide certain product credits and enter into certain agreements for the purchase of data originating from the independent pharmacy plaintiffs.  This will provide the Company the opportunity to acquire new data for new offerings while eliminating the costs and risks of litigation.  During the first quarter of 2004, the Company paid approximately $7,400 related to this settlement and received $5,500 from insurance coverage.

During the second quarter of 2003 and up to the date of this filing, the Company has been served with 65 complaints filed with the Labor Court in Frankfurt, Germany.  The plaintiffs are mostly part of a group of approximately 110 employees of GIC Global Information Technology and Consulting GmbH (“GIC Global”) whose employment was terminated in the second quarter of 2003 in connection with GIC Global’s insolvency proceedings.  GIC Global is owned by former senior managers of what was once the Company’s data processing center in Frankfurt, Germany.  GIC Global purchased the assets and business of the Frankfurt data processing center from the Company in September 2000 as part of a management buyout.  Thereafter, the Company moved its data processing to its data center in the United States.  The plaintiffs are seeking reemployment and/or severance from the Company.

As of the date of this filing, a total of 25 of the complaints described above were dismissed by the Labor Court and one complaint was voluntarily withdrawn.  On April 13, 2004, a judgment on one of the complaints was rendered against the Company in the amount of approximately $100, which judgment the Company intends to appeal.  Pending actions on two additional complaints are scheduled to be heard before the Labor Court in May and October 2004, respectively.

Although the Company continues to believe that these claims are without merit and intends to vigorously defend the remaining actions, on April 13, 2004, the Company entered into settlements with 54 (which settlement superceded 18 of the 25 dismissals described above) of the GIC plaintiffs in the aggregate amount of approximately $200 in order to avoid the potential future costs of numerous appeals.  The Company has accrued approximately $300 with respect to these settlements and the one judgment the Company intends to appeal but has not accrued a liability with respect to the two remaining actions, because management currently believes that the Company’s exposure to any material loss with respect to those remaining actions is remote.

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

The impact of foreign exchange risk management activities on pre-tax income in the three months ended March 31, 2004 was a net gain of $4,369, and a net loss in the three months ended March 31, 2003 of $7,702, respectively.  In addition, at March 31, 2004, the Company had approximately $455,639 in foreign exchange forward contracts outstanding with various expiration dates through June 2004 relating to non-functional currency assets and liabilities.  Foreign exchange forward contracts are recorded at estimated fair value.  The estimated fair values of the forward contracts are based on quoted market prices.  Unrealized and realized gains and losses on these contracts are not deferred and are included in the Condensed Consolidated Statements of Income (unaudited) in Other expense, net.

 Fair Value of Financial Instruments

At March 31, 2004, the Company’s financial instruments included cash, cash equivalents, short-term marketable securities, accounts receivables, accounts payable, short-tem debt, long-term debt and foreign currency forward contracts.  At March 31, 2004, the fair values of cash, cash equivalents, accounts receivables, accounts payable and short-term debt approximated carrying values due to the short-term nature of these instruments.  The contractual value of the Company’s foreign currency forward contracts was approximately $455,639 at March 31, 2004, and all contracts mature in 2004.  The estimated fair values of the forward contracts were determined based on quoted market prices.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties.  The Company would not realize a material loss as of March 31, 2004 in the event of non-performance by any one counterparty.  The Company enters into transactions only with financial institution counterparties which have primarily credit ratings of A or better.  In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($290,286 and $271,268, net of allowances, at March 31, 2004 and December 31, 2003, respectively), principally from customers in the pharmaceutical industry.  The Company’s trade receivables do not represent significant concentrations of credit risk at March 31, 2004 due to the high quality of its customers and their dispersion across many geographic areas.

Lines of Credit and Liquidity

The Company had borrowing arrangements with several domestic and international banks to provide lines of credit up to $612,500 at March 31, 2004.  Total borrowings under these existing lines were $506,400 and $407,600 at March 31, 2004 and December 31, 2003, respectively, of which $306,400 and $407,600 were classified as short-term, and $200,000 and $0 were classified as long-term as of March 31, 2004 and December 31, 2003, respectively.

On April 5, 2004, the Company entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced the Company’s lines of credit with several domestic and international banks.  The Unsecured Facility is comprised of $430,000 of short-term lines that expire April 2005 and $270,000 of long-term lines expiring April 2007.  In general, rates for borrowing under both the short-term and long-term components are LIBOR plus 45 basis points and can vary based on the Company’s Debt to EBITDA ratio.  The weighted average interest rates for the short-term lines were 1.52% and 1.61% at March 31, 2004 and December 31, 2003, respectively.  The weighted average interest rates for the long-term lines were 1.77% and 1.84% at March 31, 2004 and December 31, 2003, respectively.  In addition, the Company will pay a commitment fee on the unused portion of the short-term and long-term facilities of 0.08% and 0.10%, respectively.

The Company defines long-term lines as those where the lines are non-cancelable for more than 365 days from the balance sheet date by the financial institutions except for specified violations of the provisions of the agreement.  Borrowings under these three-year facilities are short-term in nature; however, the Company has the ability and the intent to refinance the short-term borrowings as they come due.  At March 31, 2004, the Company reclassified $200,000 of its short-term debt outstanding as long-term debt in accordance with the provisions of SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

Total debt of $672,226 and $561,991 at March 31, 2004 and December 31, 2003, respectively, included $150,000 of five-year private placement debt (as further discussed below), and $15,826 and $4,391 at March 31, 2004 and December 31, 2003, respectively, related primarily to cash overdrafts, certain capital leases, mortgages and an adjustment to the carrying amount of fair value hedged debt.  At March 31, 2004, the Company had $0 and $106,100 available under its long and short-term lines of credit, respectively.

During the fourth quarter of 2001, the Company renegotiated with several banks and entered into three-year lines of credit for borrowings of up to $175,000.  Borrowings had maturity dates of up to 90 days from their inception.  These lines of credit were due to mature in 2004 and as such $175,000 was reclassified to short-term debt as of December 31, 2003.

In March and April 2002, the Company entered into interest rate swaps on a portion of its variable rate debt portfolio.  These arrangements convert the variable interest rates to a fixed interest rate on a notional amount of $75,000 and mature at various times from March 2005 through April 2006.  The fixed rates range from 4.05% to 5.08%.  The interest rate swaps are accounted for as cash flow hedges and any changes in fair value are recorded in Other Comprehensive Income, in the Condensed Consolidated Statements of Shareholders’ Equity (unaudited).  The fair values are determined based on estimated prices quoted by financial institutions.  The mark-to-market adjustment for the three months ended March 31, 2004 was an unrealized net loss of $106.

In January 2003, the Company closed a private placement transaction pursuant to which the Company issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  The proceeds were used to pay down short-term debt.  The Company also swapped $100,000 of its fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  These swaps have been accounted for as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The fair values are determined based on estimated prices quoted by financial institutions.  The cumulative fair value adjustment to the swap as of March 31, 2004 was an increase of $3,244.

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements and the 2003 private placement transaction, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At March 31, 2004, the Company was in compliance with these financial debt covenants and anticipates that it will remain in compliance with the covenants over the term of the borrowing arrangements.

Note 11.       Pension and Postretirement Benefits

Components of Net Periodic Benefit Cost for three months ended March 31,	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$3,605	$2,995	$54	$36
Interest cost	3,595	3,053	209	190
Expected return on plan assets	(3,962)	(3,415)	—	—
Amortization of prior service cost (credit)	(24)	56	(247)	(247)
Amortization of transition obligation	(23)	(3)	—	—
Amortization of net loss	1,174	571	149	113
Net periodic benefit cost	$4,365	$3,257	$165	$92

Note 12.       Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

For the three months ended March 31, 2004 the Company’s effective tax rate was impacted by approximately $15,600 primarily due to a favorable partial U.S. audit settlement.  For the three months ended March 31, 2003 the Company’s effective tax rate was impacted by approximately $69,600 due to the Company’s reassessment, based on information received in April 2003, of its liability associated with certain D&B Legacy Tax Matters and related subsequent transactions.  This is more fully described in Note 9.  Further, the effective tax rate was affected by the favorable settlement of a non-U.S. audit which approximated $13,900.

While the Company intends to continue to seek global tax planning initiatives, there can be no assurance that the Company will be able to successfully implement such initiatives to reduce or maintain its overall tax rate.

The Company accrues for tax loss contingencies in the period in which they are probable and estimable in accordance with SFAS No. 5, “Accounting for Contingencies.”  These reserves are included in current income taxes payable to the extent the related amounts are expected to be paid within the next twelve-month period.  If the Company expects the liability to be settled beyond one year, these amounts are classified as a separate long-term liability.

Note 13.       IMS Health Capital Stock

On February 10, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.

On April 15, 2003, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  As of March 31, 2004, approximately 130 shares remained available for repurchase under the April 2003 program.

On July 19, 2000, the Board of Directors authorized a stock repurchase program to buy up to 40,000 shares.  This program was completed in June 2003 at a total cost of $868,314.

During the three months ended March 31, 2004, the Company repurchased approximately 5,457 shares of outstanding common stock under these programs, including the repurchase of 4,600 shares on January 9, 2004 pursuant to an accelerated share repurchase program (“ASR”).  The ASR agreement provides for the final settlement of the contract in either cash or additional shares of the Company’s common stock at the Company’s sole discretion.  The Company’s final settlement amount will increase (decrease) based on an increase (decrease) in the Company’s share price over the settlement period.  The total cost of the shares repurchased during the three months ended March 31, 2004 was $138,851.

As discussed in Note 6, during the three months ended March 31, 2003, the Company completed the CTS Split-Off exchange offer and accepted 36,540 IMS common shares tendered in exchange for all 11,291 CTS common shares that the Company owned.

The Company re-issued approximately 2,087 treasury shares under option exercises for proceeds of $36,337 during the three months ended March 31, 2004.  In addition, the Company paid dividends of $0.02 per share for a total of $4,707 during the three months ended March 31, 2004.

Note 14.       Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended March 31,
	2004	2003
Net Income	$81,078	$444,673
Other comprehensive income, net of taxes:
Unrealized gains (losses) on:
Available-for-sale equity securities	(71)	(116)
Reclassification adjustment	219	359
Tax benefit on above	(52)	(85)
Change in unrealized gains (losses) on investments	96	158
Foreign currency translation gains (losses)	(4,991)	4,809
Changes in fair value of cash flow hedges	106	(42)
Total other comprehensive income (loss)	(4,789)	4,925
Comprehensive Income	$76,289	$449,598

Note 15.       Severance, Impairment and Other Charges

During the three months ended March 31, 2003, the Company recorded $37,220 of severance, impairment and other charges (the “first quarter charge”) as a component of operating income.  These charges were incurred due to a number of business and strategic factors affecting the Company:

•      severance-related charges of $9,958 were incurred in an effort to streamline operations and increase productivity through a worldwide reduction in headcount of approximately 80 employees.  This reduction in headcount was primarily focused on upgrading the skills and capabilities of our employee base as we transform the business to provide new and enhanced analytical and consulting offerings to our customers.  The reduction in headcount also led to charges for impaired leases in the U.S. and U.K. for office space no longer being used by the Company and for which the Company has not been able to obtain subleases at rates comparable to the terms of its lease obligations.  These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable;

•      contract-related charges of $22,307 were incurred for impaired data supply, data processing and impaired lease contracts in the Company’s U.S. and Japanese operations.  An impairment for a data supply contract in the U.S. was realized due to the fact that in the first quarter of 2003 we determined that expected revenues under a co-marketing agreement with a data supplier would not be generated, but the Company was still required to make payments under the terms of the contract.  The Company also realized an impairment for a data processing contract in Japan related to a weekly data product in Japan that was discontinued at the end of the first quarter of 2003, due to the interruption in data supply; and

•      asset write-downs of $4,955 were recorded to write-down certain computer software primarily in the U.S. and Japan to its net realizable value.  In the U.S., a decision to change the underlying technology in a product required the write-down of a previous version.  In Japan, the termination of the weekly data product required the write-down of the software used for that product.

	Severance related charges	Contract related charges	Asset write-downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 Utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 Utilization	(683)	(1,176)	—	(1,859)
Adjustments	(1,746)	67	1,679	—
Balance at March 31, 2004	$1,332	$14,151	$0	$15,483

The cash portion of the first quarter charge amounted to $30,586, of which the Company paid approximately $13,244 during 2003 and $1,859 during the three months ended March 31, 2004, related primarily to employee termination benefits and contract-related charges.  The remaining accrual of $15,483 at March 31, 2004 relates to lease obligations and continuing payments related to employee termination benefits.

The Company expects that cash outlays will be applied against the $15,483 balance remaining in the first quarter charge at March 31, 2004 as follows:

Year Ended December 31,	Cash Outlays
2004	$4,033
2005	7,917
2006	923
2007	752
2008	228
Thereafter	1,630
Total	$15,483

During the nine months ended December 31, 2003, the Company reversed approximately $1,750 of severance related charges originally included in the first quarter charge due to the Company’s refinement of estimates.  The Company also recorded additional charges during 2003 of approximately $1,700 related primarily to a software impairment.

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

	Severance related charges	Contract related charges	Asset write- downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(123)	(48)	—	(171)
Adjustments	(688)	(274)	962	—
Balance at March 31, 2004	$2,488	$6,800	$0	$9,288

Approximately $39,652 was charged to expense in the fourth quarter of 2001 related to a worldwide reduction in headcount.  This included $33,376 of severance benefits that were calculated pursuant to the terms of established employee protection plans in accordance with local statutory minimum requirements or individual employee contracts, as applicable.  This also included $6,277 of severance benefits for approximately 175 employees that were recorded as part of the Program in accordance with EITF Statement No. 94-3, “Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).”

The Company recorded $15,827 in contract-related charges, including $7,493 in payments to exit data supply and processing contracts and $8,334 related to onerous lease obligations.  These costs are incremental and either relate to existing contractual obligations that do not have any future economic benefit or represent a contract cancellation penalty.  They relate, in part, to the decision in the fourth quarter of 2001 to close down or vacate leased facilities in order to consolidate functions geographically as part of the Program.

Approximately $17,723 was charged to expense in the fourth quarter of 2001 to write down deferred software costs to their net realizable value.  These write-downs resulted from the Company’s decision to abandon certain products or introduce new regional or global platforms.  The Company also charged $4,243 of goodwill to expense in the fourth quarter of 2001 as a result of the decision to cease product offerings as well as increased competition in certain markets.

Approximately $17,170 of the 2001 charge relates to GIC and resulted from the Company’s decision to exit the GIC relationship and accelerate the transition of certain data processing functions that were rendered by GIC to the IMS Global Data Center.  Of the total GIC charge, approximately $14,600 is for lease and other asset impairments with the remaining balance of $2,570 representing contract termination payments to be made to GIC.

As of March 31, 2004, the Company paid approximately $55,726 under the Program.  Total terminations under the Program were 535.  Although the total number of terminations from the Program was lower than the original plan by approximately 18%, due to a change in the mix of actual employee terminations, the Company has experienced a higher level of severance costs per employee, thereby offsetting any cost savings from fewer actual terminations.  As expected, all actions under the Program were completed by December 31, 2002.  The remaining accrual of $9,288 at March 31, 2004 related primarily to a facility shutdown and employee termination payments.

The adjusted cash portion of the 2001 charge amounted to $65,014, primarily for severance payments and contract terminations.  The non-cash portion amounted to $29,602 and is composed primarily of asset write-offs.  The Company expects that cash outlays will be applied against the $9,288 balance remaining in the Program at March 31, 2004 as follows:

Year Ended December 31,	Cash Outlays
2004	$3,631
2005	1,754
2006	1,754
2007	2,149
Total	$9,288

The Company expects that future results will benefit from the Program and the first quarter charge to the extent of the contract-related charges and asset write-downs primarily through 2007.  The Company’s severance actions related to a shifting of resources around the Company and as such are not expected to generate material cost savings.  The income statement lines that will be impacted in future periods are Operating costs for the contract-related charges and Depreciation and amortization for the asset write-downs.  However, the Company does not expect a material impact on future cash flows due to the fact that the Company is still contractually obligated to continue to make payments under impaired contracts.

Note 16.                      Operations by Business Segment

Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making groups, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.  The Company operates a globally consistent business model, offering pharmaceutical business information, software and related services to its customers in more than 100 countries.  See Note 1.

The Company maintains regional geographic management to facilitate local execution of its global strategies.  However, the Company maintains global leaders for the majority of its critical business processes; and the most significant performance evaluations and resource allocations made by the Company’s chief operating decision makers are made on a global basis.  As such, the Company has concluded that it maintains one operating and reportable segment.

Geographic Financial Information:

The following represents selected geographic information for the regions in which the Company operates as of and for the three months ended March 31, 2004 and 2003:

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended March 31, 2004:
Operating revenue (4)	$166,911	$142,704	$51,961	—	$361,576
Operating income (5)	$72,770	$23,890	$28,698	$(29,126)	$96,232
Three months ended March 31, 2003:
Operating revenue (4)	$151,305	$114,009	$48,603	—	$313,917
Operating income (5)	$67,492	$16,356	$28,616	$(71,314)	$41,150

Notes to Geographic Financial Information:

(1)       Americas includes the United States, Canada and Latin America.

(2)       Europe includes countries in Europe, the Middle East and Africa.

(3)       Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region.

(4)       Operating revenue relates to external customers and is primarily based on the location of the customer.  The operating revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. Dollars.

(5)          Operating income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability.  For the three months ended March 31, 2003, Severance, impairment and other charges of $17,369, $5,040 and

$11,081 for the Americas, Europe and Asia Pacific, respectively, are presented in Corporate and Other.  The operating income for the geographic segments includes the impact of foreign exchange in converting results into U.S. Dollars.

A summary of the Company’s operating revenue by product line, as of and for the three months ended March 31, 2004 and 2003 is presented below:

	Three Months Ended March 31,
	2004	2003
Sales force effectiveness	$167,129	$152,362
Portfolio optimization	$113,102	$100,450
Brand and launch management and other	$48,780	$39,624
Consulting and services	$32,565	$21,481
Total Operating revenue	$361,576	$313,917

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements (unaudited) and related notes.

Our Business

IMS Health Incorporated (“we”, “us” or “our”) is a leading global provider of information solutions to the pharmaceutical and healthcare industries.  Our revenues are derived primarily from the sale of a broad line of market information, sales management and consulting services to the pharmaceutical and healthcare industries.  Our information products are developed to meet client needs by using data secured from a worldwide network of suppliers in the markets where operations exist.  Key information products include:

•      sales force effectiveness to optimize sales force productivity and territory management;

•      portfolio optimization to provide clients with insights into market opportunity and business development assessment;

•      brand and launch management and other to support client needs relative to market segmentation and positioning and life cycle management for prescription and over-the-counter pharmaceutical products; and

•      consulting and services that use in-house capabilities and methodologies to assist pharmaceutical clients in analyzing and evaluating market trends, strategies and tactics, and to help in the development and implementation of customized software applications and data warehouse tools.

We operate in more than 100 countries.  We also own a venture capital unit, Enterprise Associates, LLC (“Enterprises”), which is focused on investments in emerging businesses, and a 25.9% equity interest in The TriZetto Group, Inc. (“TriZetto”), at March 31, 2004.

We manage on a global business model with global leaders for the majority of our critical business processes and accordingly have one reportable segment.

We believe that important measures of our financial condition and results of operations include operating revenue, constant dollar revenue growth, operating income, operating margin and cash flows.

Split-Off of Cognizant Technology Solutions Corporation Segment (“CTS”)

Until February 6, 2003, we also included CTS, which provides custom Information Technology (“IT”) design, development, integration and maintenance services.  CTS is a publicly traded corporation on the Nasdaq national market system.  We owned 55.3% of the common shares outstanding of CTS (92.5% of the outstanding voting power) as of December 31, 2002, and accounted for CTS as a consolidated subsidiary.  On February 6, 2003, we divested CTS through a split-off transaction, and as a result, during the first quarter of 2003, we recorded a net gain from discontinued operations of $495,053.  Our share of CTS results are presented as discontinued operations for 2003 through the date of divestiture (see Note 6 to the unaudited Condensed Consolidated Financial Statements).

Operating Results

References to constant dollar results.  We report results in U.S. Dollars but we do business on a global basis.  Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. Dollars and have important effects on our results.  In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms.  We believe this information facilitates a comparative view of business growth.  In the first quarter of 2004, the U.S. Dollar was generally weaker against other currencies compared to the first quarter of 2003, so growth at constant dollar exchange rates was lower than growth at actual currency exchange rates.  See “How Exchange Rates Affect Our Results” below and the discussion of “Market Risk” in the Management Discussion and Analysis in our annual report on Form 10-K for the year ended December 31, 2003 for a more complete discussion regarding the impact of foreign currency translation on our business.

Summary of Operating Results

	Three months ended March 31,		% Variance
	2004	2003	2004 vs. 2003
Operating revenue	$361,576	$313,917	15.2%
Operating costs	149,554	137,256	9.0%
Selling and administrative expenses	94,084	81,493	15.5%
Depreciation and amortization	21,706	16,798	29.2%
Severance, impairment and other charges	—	37,220	n/a
Operating income	$96,232	$41,150	133.9%

Operating Income

Our operating income for the first quarter of 2004 grew 133.9% to $96,232 from $41,150 for the first quarter of 2003.  The change was largely the result of $37,220 in severance, impairment and other charges we recorded in the first quarter of 2003.  Absent the impact of severance, impairment and other charges, our operating income increased by 22.8% at reported exchange rates and 16.1% at constant dollar terms, primarily due to an increase in our operating revenue.

Operating Revenue

Our operating revenue for the first quarter of 2004 grew 15.2% to $361,576 from $313,917 in the first quarter of 2003.  On a constant dollar basis our operating revenue growth was 7.5%.  The increase in our operating revenue resulted from growth in revenue in all four of our product and service categories, together with the effect of currency translation.

Summary of Operating Revenue

	Three months ended March 31,		% Variance 2004 vs 2003
	2004	2003	Reported Rates	Constant Dollar
Sales force effectiveness	$167,129	$152,362	10%	3%
Portfolio optimization	$113,102	$100,450	13%	5%
Brand and launch management and other	$48,780	$39,624	23%	13%
Consulting and services	$32,565	$21,481	52%	44%
Operating Revenue	$361,576	$313,917	15%	8%

•                  Sales Force Effectiveness revenue grew primarily due to Core Xponent offerings in Canada and the United States, growth in Asia and Latin America, and acquisitions.  Revenue growth in areas outside of Japan was partially offset by a decline in revenue in Japan as compared to the first quarter of 2003.

•                  Portfolio Optimization revenue grew primarily due to strong demand for certain of our core products, including our next generation MIDAS offering, called MIDAS Quantum; KnowledgeLink, our proprietary search engine; and NPA Market-Dynamics, our premier longitudinal offering in the United States.

•                  Brand Management, Launch Management and other product lines revenue grew primarily due to Prescriber Profiler and Market Prognosis in the United States and weekly data sales in Europe.

•                  Consulting and Services revenue grew strongly across all our service lines, especially in our Management Consulting service line.

Operating Costs

Our operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of our services.  Our operating costs grew 9.0% to $149,554 in the first quarter of 2004, from $137,256 in the first quarter of 2003.  The increase in our operating costs was primarily due to foreign currency translation.  The effect of foreign currency translation increased our operating costs by approximately $10,000 for the first quarter of 2004 as compared to the first quarter of 2003.  Excluding the effect of the change in foreign currency translation, our operating costs grew 1.9% in the first quarter of 2004 as compared to the first quarter of 2003.

Although our operating costs decreased as a percent of revenue in the first quarter of 2004 as compared to the first quarter of 2003, our operating costs generally have increased at a rate greater than operating revenues in each of the last two full fiscal years.  This increase has been due to the impact of foreign currency translation, higher data collection costs to support revenue growth, and acquisitions.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of the costs attributable to sales, marketing, client service and administration, including human resources, legal, management and finance.  Our selling and administrative expenses grew 15.5% in the first quarter of 2004, to $94,084 from $81,493 in the first quarter of 2003, primarily due to the following factors:

•                  Foreign Currency Translation: The effect of foreign currency translation increased our selling and administrative expenses by approximately $8,000 for the first quarter of 2004 as compared to the first quarter of 2003.  Excluding the effect of the change in foreign currency translation, our selling and administrative expenses grew 6.1% in the first quarter of 2004 as compared to the first quarter of 2003.

•                  Sales and Marketing: Sales and marketing expense increased by $4,319 in the first quarter of 2004, compared to the first quarter of 2003 to support operating revenue growth.

Depreciation and Amortization

Our depreciation and amortization charges increased 29.2% to $21,706 in the first quarter of 2004, from $16,798 in the first quarter of 2003, primarily due to computer software amortization associated with new products, which increased by $4,595 in the first quarter of 2004 compared to the first quarter of 2003.

Severance, Impairment and Other Charges

During the first quarter of 2003, we recorded a $37,220 pretax charge for Severance, impairment and other charges, consisting primarily of severance charges of approximately $9,958 for approximately 80 employees, charges to exit data supply and processing contracts of $16,500, lease obligations associated with abandoned properties of $5,807, and approximately $4,955 to write down computer software to its net realizable value.  For more detail concerning these changes see Note 8 to the Consolidated Financial Statements and the discussion of “Severance, Impairment and Other Charges” in the Management Discussion and Analysis, both in our Annual Report on Form 10-K for the year ended December 31, 2003.

Trends in our Operating Margins

Our operating margin for the first quarter of 2004 was 26.6%, as compared to 13.1% in the first quarter of 2003.  The improvement in our operating margins was primarily due to the absence in 2004 of the Severance, impairment and other charges of $37,220 recorded in the first quarter of 2003.

Operating margins generally have declined over the past two years and may continue to decline in future periods as we invest in acquisitions and new products and services to drive future revenue growth.

Recent acquisitions have had an adverse effect on our operating margins due to the fact that some of our acquisitions of small, niche businesses have historically experienced lower operating margins than ours, and the revenue and cost synergies that we incorporate into our business plans are not all immediately realized.  We also experience higher intangible amortization in the first year after completing an acquisition and may incur additional costs in integrating the acquired operations into ours, both of which tend to increase our costs and thus decrease our operating margins in the initial year of each completed acquisition.

Non-Operating Income (Loss)

Our non-operating income grew 140.0 % to a net gain of $5,921 in the first quarter of 2004 from a net loss of $14,785 in the first quarter of 2003.  The increase in our non-operating income was primarily due to the following factors:

•                  Gains from Investments: We had gains from investment of $6,453 during the first quarter of 2004, primarily as a result of the sale of investments in the Enterprises portfolio.  Losses from investment in the first quarter of 2003 were $876.

•                  Other Income: Other income (expense), net, increased primarily due to net foreign exchange gains of $4,369 in the first quarter of 2004, compared with net foreign exchange losses of $7,702 in the first quarter of 2003.

Taxes

For the three months ended March 31, 2004, our effective tax rate was impacted by approximately $15,600 primarily due to a favorable partial U.S. audit settlement.  For the three months ended March 31, 2003, our effective tax rate was impacted by approximately $69,600 due to our reassessment, based on information received in April 2003, of our liability associated with certain D&B Legacy Tax Matters and related subsequent transactions.  This is more fully described in Note 9 to the Condensed Consolidated Financial Statements (unaudited).  Further, our effective tax rate for the three months ended March 31, 2003 was affected by the favorable settlement of a non-U.S. audit which approximated $13,900.

For all periods presented, our effective tax rate was reduced as a result of global tax planning initiatives.  While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully implement such initiatives to reduce or maintain our overall tax rate.

TriZetto

In the first quarter of 2003, we recorded an impairment charge of $14,842, net of taxes of $9,565, to write down our investment in TriZetto following the continued significant decline in the market value of TriZetto shares below our carrying value.  We concluded that this decline was other-than-temporary in accordance with SAB No. 59, “Views on Accounting for Noncurrent Marketable Equity Securities.”  As of March 31, 2003, TriZetto shares closed at $4.13 compared to our book value per share of $6.14 prior to recording the impairment charge.  As of March 31, 2004, the market value of TriZetto exceeded our carrying value by approximately $52,955.  There can be no assurance that TriZetto shares will continue to trade above our carrying value or that further impairment charges will not be required.

A charge for TriZetto equity loss, net, of $966 and $333 was recorded in the first quarter of 2004 and 2003, respectively.  We do not control TriZetto and our results may be significantly affected by our share of its income or losses.

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which we operate for the three months ended March 31, 2004 and 2003:

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended March 31, 2004:
Operating revenue (4)	$166,911	$142,704	$51,961	—	$361,576
Operating income (5)	$72,770	$23,890	$28,698	$(29,126)	$96,232
Three months ended March 31, 2003:
Operating revenue (4)	$151,305	$114,009	$48,603	—	$313,917
Operating income (5)	$67,492	$16,356	$28,616	$(71,314)	$41,150

Notes to Geographic Financial Information:

(1)             Americas includes the United States, Canada and Latin America.

(2)             Europe includes countries in Europe, the Middle East and Africa.

(3)             Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region.

(4)             Operating revenue relates to external customers and is primarily based on the location of the customer.  The operating revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. Dollars.

(5)                Operating income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability.  For the three months ended March 31, 2003, Severance, impairment and other charges of $17,369, $5,040 and $11,081 for the Americas, Europe and Asia Pacific, respectively, are presented in Corporate and Other.  The operating income for the geographic segments includes the impact of foreign exchange in converting results into U.S. Dollars.

Americas Region

Operating revenue growth in the Americas region was 10.3% in the first quarter of 2004, compared to the first quarter of 2003, primarily due to strong performance in the consulting and services business, and the sales force effectiveness and portfolio optimization business lines.

Operating income growth in the Americas region was 7.8% in the first quarter of 2004, compared to the first quarter of 2003.  Operating income growth lagged revenue growth due to investment in global consulting capabilities and higher data collection costs to support new products.

Europe Region

Operating revenue growth in the Europe region was 25.2% in the first quarter of 2004, compared to the first quarter of 2003, primarily due to strong growth in the consulting and services business and the sales force effectiveness business line, as well as foreign exchange.

Operating income in the Europe region increased by 46.1% in the first quarter of 2004, compared to the first quarter of 2003.  The operating income growth in 2004 was primarily driven by operating revenue growth and foreign exchange.

Asia Pacific Region

Operating revenue in the Asia Pacific region increased 6.9% in the first quarter of 2004, compared to the first quarter of 2003.  Operating revenue in Japan was adversely affected by continuing data supplier issues that impacted weekly product revenue; this was more than offset by strong growth in other countries in the Asia Pacific region and foreign exchange.

Operating income in the Asia Pacific region increased by 0.3% in the first quarter of 2004, compared to the first quarter of 2003, primarily due to the operating revenue issues discussed above.  The decline in our operating margin in the region was due to the impact of the revenue declines in Japan as well as our decision to invest in developing new products and services in Japan to generate future revenues to replace and grow those revenues lost from the weekly product.

How Exchange Rates Affect Our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar may increase the volatility of our U.S. Dollar operating results.  We enter into forward foreign currency contracts to partially offset the effect of currency fluctuations.  In 2004, foreign currency translation increased our U.S. Dollar revenue growth by approximately 7.7 percentage points, while the impact on our operating income growth was an approximate increase of 6.7 percentage points.

Our non-U.S. monetary assets are maintained in currencies other than the U.S. Dollar, principally the Euro, the Japanese Yen, the British Pound, the Swiss Franc and the Canadian Dollar.  Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. Dollar are charged or credited to Cumulative translation adjustment in our Condensed Consolidated Statements of Shareholders’ Equity (unaudited).  The effect of exchange rate changes during 2004 decreased our U.S. Dollar amount of Cash and cash equivalents by $958.

Liquidity and Capital Resources

On February 6, 2003, we divested CTS through a split-off transaction, and as a result, our share of CTS results are presented as discontinued operations for 2003 through the date of divestiture (see Note 6 to our unaudited Condensed Consolidated Financial Statements).

Our cash and cash equivalents increased $7,974 during the first quarter of 2004 to $352,406 at March 31, 2004 compared to $344,432 at December 31, 2003.  The increase primarily reflects cash we generated from operating activities of $25,041, offset by cash used in investing activities of $17,142.  Including the change in short-term marketable securities, which is included in cash used in investing activities, our cash and cash equivalents and short-term marketable securities increased to $392,570 at March 31, 2004 compared to $384,540 at December 31, 2003, an increase of $8,030.

We currently expect that we will use our cash and cash equivalents primarily to fund:

•      development of software to be used in our new products and capital expenditures to expand and upgrade our information technology capabilities and to build or acquire facilities to house our growing business (we currently expect to spend approximately $80,000 during 2004 for software development and capital expenditures);

•      acquisitions;

•      share repurchases;

•      dividends to our shareholders (if dividends continue at our first quarter of 2004 levels, we would expect dividends for 2004 to be $0.08 per share or approximately $19,000); and

•      payments for tax related matters, including the D&B Legacy Tax Matters discussed further in Note 9 to our Condensed Consolidated Financial Statements (unaudited).

Net cash provided by operating activities amounted to $25,041 for the three months ended March 31, 2004, a decrease of $3,924 over the comparable period in 2003.  The decrease relates primarily to the funding of accounts payable and accrued and other current liabilities during the three months ended March 31, 2004.

Net cash used in investing activities amounted to $17,142 for the three months ended March 31, 2004, a decrease in cash used of $71,636 over the comparable period in 2003.  The lower cash requirements during the first three months of 2004 relate primarily to the fact that we only made payments of $3,878 for acquisitions during the first three months of 2004, compared to payments made for acquisitions of $47,249 during the comparable period in 2003.  We also had proceeds from the sale of investments, net of $10,712 in the first quarter of 2004, with no comparable receipt in 2003, and $10,206 reduction in funding requirements for short-term marketable securities for the first quarter of 2004 compared with 2003.

Net cash provided by financing activities amounted to $1,033 for the three months ended March 31, 2004, a decrease of $43,514 over the comparable period in 2003.  This decrease was primarily due to payments of $138,851 for the purchase of our stock during the first three months of 2004, offset by a $49,068 net increase in our borrowings and a $35,428 increase in proceeds we received from the exercise of stock options by our employees during the first three months of 2004 compared with the comparable period in 2003.

Our financing activities include cash dividends we paid of $0.02 per share quarterly, which amounted to $4,707 and $4,903 during the first three months of 2004 and 2003, respectively.  The payments and level of cash dividends made by us are reviewed quarterly and are subject to the discretion of our Board of Directors.  Any future dividends, other than the $0.02 per share dividend for the first quarter of 2004, which was declared by our Board of Directors in February 2004, will be based on, and affected by, a number of factors, including our operating results and financial requirements.

Tax and other Contingencies

We are exposed to certain known tax and other contingencies that are material to our investors.  The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Note 9 to our Condensed Consolidated Financial Statements (unaudited) for the period ended March 31, 2004.  We do not know of any material tax or other contingencies, other than those described in Note 9 to our Condensed Consolidated Financial Statements (unaudited).

These contingencies may have a material effect on our liquidity, capital resources or results of operations.  Although we have established reserves for D&B Legacy Tax Matters in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, the actual liability may exceed the amount of the reserve.  We have not established any reserves in respect of the other contingencies.  In addition, even where our reserves are adequate, the incurrence of any of these liabilities may have a material effect on our liquidity and the amount of cash available to us for other purposes.

Management believes that we have made appropriate arrangements in respect of the future effect on us of these known tax and other contingencies.  Management also believes that the amount of cash available to us from our operations, together with cash from financing, will be sufficient for us to pay any known tax and other contingencies as they become due without materially affecting our ability to conduct our operations and invest in the growth of our business.

Stock Repurchase Programs

Our share repurchase program has been developed to buy opportunistically, when we believe that our share price provides us with an attractive use of our cash flow and debt capacity.

On February 10, 2004, our Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.

On April 15, 2003, our Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  As of March 31, 2004, approximately 130 shares remained available for repurchase under the April 2003 program.

On July 19, 2000, our Board of Directors authorized a stock repurchase program to buy up to 40,000 shares.  We completed this program in June 2003 at a total cost of $868,314.

During the three months ended March 31, 2004, we repurchased approximately 5,457 shares of outstanding common stock under these programs, including the repurchase of 4,600 shares on January 9, 2004 pursuant to an accelerated share repurchase program (“ASR”).  The ASR agreement provides for the final settlement of the contract in either cash or additional shares of our common stock at our sole discretion.  Our final settlement amount will increase (decrease) based on an increase (decrease) in our share price over the settlement period.  The total cost of the shares repurchased during the three months ended March 31, 2004 was $138,851.

Shares acquired through our repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18.

Debt

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility.  At March 31, 2004, our debt totaled $672,226, and management does not believe that this level of debt poses a material risk to us due to the following factors:

•      in each of the last two years, we have generated strong net cash provided by operating activities in excess of $300,000;

•      at March 31, 2004, we had $392,570 in worldwide cash and cash equivalents and short-term marketable securities;

•      at March 31, 2004, we had $106,100 of unused debt capacity under our existing bank credit facilities; and

•      we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

We had borrowing arrangements with several domestic and international banks to provide lines of credit up to $612,500 at March 31, 2004.  Total borrowings under these existing lines were $506,400 and $407,600 at March 31, 2004 and December 31, 2003, respectively, of which $306,400 and $407,600 were classified as short-term and $200,000 and $0 were classified as long-term as of March 31, 2004 and December 31, 2003, respectively.

On April 5, 2004, we entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced our lines of credit with several domestic and international banks.  The Unsecured Facility is comprised of $430,000 of short-term lines that expire April 2005 and $270,000 of long-term lines expiring April 2007.  In general, rates for borrowing under both the short-term and long-term components are LIBOR plus 45 basis points and can vary based on our Debt to EBITDA ratio.  The weighted average interest rates for our short-term lines were 1.52% and 1.61% at March 31, 2004 and December 31, 2003, respectively.  The weighted average interest rates for our long-term lines were 1.77% and 1.84% at March 31, 2004 and December 31, 2003, respectively.  In addition, we will pay a commitment fee on the unused portion of the short-term and long-term facilities of 0.08% and 0.10%, respectively.

We define long-term lines as those where the lines are non-cancelable for more than 365 days from the balance sheet date by the financial institutions except for specified violations of the provisions of the agreement.  Borrowings under these three-year facilities are short-term in nature; however, we have the ability and the intent to refinance the short-term borrowings as they come due.  At March 31, 2004, we reclassified $200,000 of our short-term debt outstanding as long-term debt in accordance with the provisions of SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

Our total debt of $672,226 and $561,991 at March 31, 2004 and December 31, 2003, respectively, included $150,000 of five-year private placement debt (as further discussed below), and $15,826 and $4,391 at March 31, 2004 and December 31, 2003, respectively, related primarily to cash overdrafts, certain capital leases, mortgages and an adjustment to the carrying amount of fair value hedged debt.  At March 31, 2004, we had $0 and $106,100 available under our long and short-term lines of credit, respectively.

During the fourth quarter of 2001, we renegotiated with several banks and entered into three-year lines of credit for borrowings of up to $175,000.  Borrowings had maturity dates of up to 90 days from their inception.  These lines of credit were due to mature in 2004 and as such $175,000 was reclassified to short-term as of December 31, 2003.

In March and April 2002, we entered into interest rate swaps on a portion of our variable rate debt portfolio.  These arrangements convert the variable interest rates to a fixed interest rate on a notional amount of $75,000 and mature at various times from March 2005 through April 2006.  The fixed rates range from 4.05% to 5.08%.  We accounted for the interest rate swaps as cash flow hedges and we recorded any changes in fair value in Other Comprehensive Income, in our Condensed Consolidated Statements of Shareholders’ Equity (unaudited).  We determine the fair values based on estimated prices quoted by financial institutions.  The mark-to-market adjustment for the three months ended March 31, 2004 was an unrealized net loss of $106.

In January 2003, we closed a private placement transaction pursuant to which we issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  We used the proceeds to pay down short-term debt.  We also swapped $100,000 of our fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  We accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  We determined the fair values based on estimated prices quoted by financial institutions.  The cumulative fair value adjustment to the swap as of March 31, 2004 was an increase of $3,244.

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements and the 2003 private placement transaction, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At March 31, 2004, we were in compliance with these financial debt covenants and we anticipate that we will remain in compliance with the covenants over the term of the borrowing arrangements.

Severance, Impairment and Other Charges

During the three months ended March 31, 2003, we recorded $37,220 of severance, impairment and other charges (the “first quarter charge”) as a component of operating income.  We incurred these charges due to a number of business and strategic factors affecting us:

•      severance-related charges of $9,958 were incurred in an effort to streamline operations and increase productivity through a worldwide reduction in headcount of approximately 80 employees.  This reduction in headcount was primarily focused on upgrading the skills and capabilities of our employee base as we transform the business to provide new and enhanced analytical and consulting offerings to our customers.  The reduction in headcount also led to charges for impaired leases in the U.S. and U.K. for office space no longer being used by us and for which we had not been able to obtain subleases at rates comparable to the terms of our lease obligations.  These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable;

•      contract-related charges of $22,307 were incurred for impaired data supply, data processing and impaired lease contracts in our U.S. and Japanese operations.  An impairment for a data supply contract in the U.S. was realized due to the fact that in the first quarter of 2003 we determined that expected revenues under a co-marketing agreement with a data supplier would not be generated, but we are still required to make payments under the terms of the contract.  We also realized an impairment for a data processing contract in Japan related to a weekly data product in Japan that was discontinued at the end of the first quarter of 2003, due to the interruption in data supply; and

•      asset write-downs of $4,955 were recorded to write-down certain of our computer software primarily in the U.S. and Japan to its net realizable value.  In the U.S., our decision to change the underlying technology in a product required the write-down of a previous version.  In Japan, the termination of our weekly data product required the write-down of our software used for that product.

	Severance related charges	Contract related charges	Asset write-downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 Utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 Utilization	(683)	(1,176)	—	(1,859)
Adjustments	(1,746)	67	1,679	—
Balance at March 31, 2004	$1,332	$14,151	$0	$15,483

The cash portion of the first quarter charge amounted to $30,586, of which we paid approximately $13,244 during 2003 and $1,859 during the three months ended March 31, 2004, related primarily to employee termination benefits and contract-related charges.  The remaining accrual of $15,483 at March 31, 2004 relates to lease obligations and continuing payments related to employee termination benefits.

We expect that cash outlays will be applied against the $15,483 balance remaining in the first quarter charge at March 31, 2004 as follows:

Year Ended December 31,	Cash Outlays
2004	$4,033
2005	7,917
2006	923
2007	752
2008	228
Thereafter	1,630
Total	$15,483

During the nine months ended December 31, 2003, we reversed approximately $1,750 of severance related charges originally included in the first quarter charge due to our refinement of estimates.  We also recorded additional charges during 2003 of approximately $1,700 related primarily to a software impairment.

We expect that future results will benefit from the first quarter charge to the extent of the contract-related charges and asset write-downs primarily through 2007.  Our severance actions related to a shifting of resources and as such are not expected to generate material cost savings.  The income statement lines that will be impacted in future periods are Operating costs for the contract-related charges and Depreciation and amortization for the asset write-downs.  However, we do not expect a material impact on future cash flows due to the fact that we are still contractually obligated to continue to make payments under impaired contracts.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”).  FIN 46 requires all Variable Interest Entities (“VIEs”) to be consolidated by the primary beneficiary.  The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE.  In addition, FIN 46 expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interest, but not the majority.  In December 2003, the FASB issued Interpretation 46R, “Consolidation of Variable Interest Entities” (revised December 2003), (“FIN 46R”) which further clarified the provisions of FIN 46 and delayed the effective date for applying the provisions of FIN 46 until the end of the first quarter of 2004 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003.  The adoption of FIN 46R did not have a material impact on our financial position, results of operations or cash flows for the three months ended March 31, 2004.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” an amendment of SFAS Nos. 87, “Employers’ Accounting for Pensions”, 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits,” and 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and a revision of SFAS No. 132.  SFAS No. 132 (revised 2003) requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans, but does not change the measurement or recognition of such plans.  The new disclosure requirements contained in SFAS No. 132 (revised 2003) are effective for fiscal years ending after December 15, 2003, with a delayed effective date for certain disclosures, for foreign plans, and for non-public entities.  We have adopted all aspects of SFAS No. 132 (revised 2003) for all foreign and non-foreign plans, with the exception of the estimated future benefit payment disclosure.  This requirement is first effective for fiscal years ending after June 15, 2004.  Additionally, we are required to disclose components of the net benefit cost in quarterly financial statements beginning with the first quarter of 2004.  This interim disclosure information is included in Note 11 to the Condensed Consolidated Financial Statements (unaudited).  The adoption of SFAS No. 132 (revised 2003) did not have a material impact on our financial position, results of operations or cash flows for the three months ended March 31, 2004.

In January 2004, the FASB issued Staff Position No. (“FSP”) FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  We have elected to defer the adoption of the new accounting requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) in accordance with FSP FAS 106-1.  All measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan.  Specific authoritative guidance on the accounting for the Act is pending, and the guidance, when issued, could require us to change previously reported information.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that, in our opinion, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “project,” “estimate,” “will,” “may,” “should,” “future,” “predicts,” “potential,” “continue” and similar expressions identify these forward-looking statements, which appear in a number of places in this Quarterly Report and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, foreign currency conversion and all other statements regarding the intent, plans, beliefs or our expectations or our directors or officers.  Investors are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements.  These risks and uncertainties include, but are not limited to:

•      risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. Dollar, and the ability to successfully hedge such risks – we derived approximately 61% of our operating revenue in 2003 from non-U.S. operations;

•      to the extent we seek growth through acquisitions, alliances or joint ventures, the ability to identify, consummate and integrate acquisitions, alliances and ventures on satisfactory terms;

•      our ability to develop new or advanced technologies, including sophisticated information systems, software and other technology used to deliver our products and services and to do so on a timely and cost-effective basis, and the exposure to the risk of obsolescence or incompatibility of these technologies with those of our customers or suppliers;

•      our ability to maintain and defend our intellectual property rights in jurisdictions around the world;

•      our ability to successfully maintain historic effective tax rates;

•      competition, particularly in the markets for pharmaceutical information;

•      regulatory, legislative and enforcement initiatives to which we are or may become subject, relating particularly to tax and to patient privacy and the collection and dissemination of data and specifically, the use of anonymized patient-specific information, which we anticipate to be an increasingly important tool in the design, development and marketing of pharmaceuticals;

•      regulatory, legislative and enforcement initiatives to which our customers in the pharmaceutical industry are or may become subject restricting the prices that may be charged for subscription or other pharmaceutical products or the manner in which such products may be marketed or sold;

•      deterioration in economic conditions, particularly in the pharmaceutical, healthcare, or other industries in which our customers may operate;

•      consolidation in the pharmaceutical industry and the other industries in which our customers operate;

•      the imposition of additional restrictions on our use of or access to data, or the refusal by data suppliers to provide data to us;

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

•      to the extent unforeseen cash needs arise, the ability to obtain financing on favorable terms; and

•      terrorist activity, the threat of such activity, and responses to and results of such activity and threats, including but not limited to effects, domestically and/or internationally, on us, our personnel and facilities, our customers and suppliers, financial markets and general economic conditions.

Consequently, all the forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including, but not limited to, the information contained under this heading and our Condensed Consolidated Financial Statements (unaudited) and notes thereto for the three months ended March 31, 2004 and by the material set forth under the headings “Business” and “Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2003.  We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item is set forth in “Note 10. Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements (unaudited) on pages 19 through 22 hereof.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of March 31, 2004 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)                                 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth in “Note 9. Contingencies” in the Notes to the Condensed Consolidated Financial Statements (unaudited) on pages 11 through 19 hereof.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs(2)

January 1-31, 2004	5,456,950	25.44	(3)	5,456,950	10,130,000
February 1-28, 2004	—	—		—	10,130,000
March 1-31, 2004	—	—		—	10,130,000
Total	5,456,950	25.44	(3)	5,456,950	10,130,000

(1)          All shares were repurchased through the Company’s publicly announced stock repurchase programs.

(2)          On April 15, 2003, the Company announced a stock repurchase program to buy up to 10,000,000 shares of the Company’s common stock.  As of March 31, 2004, approximately 130,000 shares remained available for repurchase under the April 2003 program.  On February 10, 2004, the Company announced a stock repurchase program to buy up to 10,000,000 shares of the Company’s common stock.  As of March 31, 2004, no shares had been purchased under the February 2004 program.

(3)          4,600,000 of the total shares purchased during the period were purchased on January 9, 2004 pursuant to an accelerated share repurchase program (“ASR”).  The ASR agreement provides for the final settlement of the contract in either cash or additional shares of the Company’s common stock at the Company’s sole discretion.  The Company’s final settlement amount will increase (decrease) based on an increase (decrease) in the Company’s share price over the settlement period.

Item 6. Exhibits and Reports on Form 8-K

(a)                           Exhibits:

Exhibit Number	Description of Exhibits

10.1

Three Year Credit Agreement among IMS Health Incorporated, IMS AG and IMS Japan K.K., as borrowers, the Lenders parties thereto, and Wachovia Bank, National Association, as administrative agent, dated as of April 5, 2004

10.2	364-Day Credit Agreement among IMS Health Incorporated, the Lenders parties thereto, and Wachovia Bank, National Association, as administrative agent, dated as of April 5, 2004

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002

(b)                Reports on 8-K:

A report on Form 8-K was filed on February 10, 2004 to present under Item 12, Results of Operations and Financial Condition, the Press Release regarding IMS Health’s financial results for its 2003 fiscal year and fourth quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMS Health Incorporated

	By:	/s/ Nancy E. Cooper
Date: May 3, 2004		Nancy E. Cooper
Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ Leslye G. Katz
Date: May 3, 2004		Leslye G. Katz
Vice President, Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1

Three Year Credit Agreement among IMS Health Incorporated, IMS AG and IMS Japan K.K., as borrowers, the Lenders parties thereto, and Wachovia Bank, National Association, as administrative agent, dated as of April 5, 2004

10.2	364-Day Credit Agreement among IMS Health Incorporated, the Lenders parties thereto, and Wachovia Bank, National Association, as administrative agent, dated as of April 5, 2004

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002