Form 10-Q
period 2004-06-30
IMS HEALTH INC
filed 2004-08-03
CIK 1058083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding At June 30, 2004
Common Stock, par value $.01 per share	233,858,708

IMS HEALTH INCORPORATED

PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of June 30, 2004	As of December 31, 2003
Assets:
Current Assets:
Cash and cash equivalents	$371,897	$344,432
Short-term marketable securities	27,821	40,108
Accounts receivable, net of allowances of $4,753 and $4,429 in 2004 and 2003, respectively	293,715	271,268
Other current assets	111,851	123,121
Total Current Assets	805,284	778,929
Securities and other investments	12,023	14,988
TriZetto equity investment (Note 8)	40,562	42,742
Property, plant and equipment, net of accumulated depreciation of $181,882 and $174,472 in 2004 and 2003, respectively	140,277	141,282
Computer software	207,903	198,558
Goodwill	259,677	247,958
Other assets	222,529	219,881
Total Assets	$1,688,255	$1,644,338

Liabilities, Minority Interests and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$52,177	$47,513
Accrued and other current liabilities	160,829	190,478
Short-term debt	233,417	409,941
Accrued income taxes	102,626	67,369
Short-term deferred tax liability	9,461	9,248
Deferred revenues	113,921	112,076
Total Current Liabilities	672,431	836,625
Postretirement and postemployment benefits	91,293	86,920
Long-term debt (Note 10)	401,187	152,050
Other liabilities	234,760	277,313
Total Liabilities	$1,399,671	$1,352,908

Commitments and contingencies (Note 9)
Minority Interests	$103,021	$101,853
Shareholders’ Equity:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares at June 30, 2004 and December 31, 2003, respectively	$3,350	$3,350
Capital in excess of par	481,550	490,297
Retained earnings	1,926,202	1,789,503
Treasury stock, at cost, 101,187 and 96,706 shares at June 30, 2004 and December 31, 2003, respectively	(2,158,697)	(2,032,748)
Cumulative translation adjustment	(44,668)	(37,255)
Minimum pension liability adjustment, net of taxes of $10,806 at June 30, 2004 and December 31, 2003	(21,963)	(21,963)
Unrealized loss on changes in fair value of cash flow hedges, net of tax	(1,323)	(2,299)
Unrealized gains on investments, net of taxes of $599 and $373 at June 30, 2004 and December 31, 2003, respectively	1,112	692
Total Shareholders’ Equity	$185,563	$189,577
Total Liabilities, Minority Interests and Shareholders’ Equity	$1,688,255	$1,644,338

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended June 30,
	2004	2003

Operating Revenue	$379,583	$337,776

Operating costs	162,386	141,547
Selling and administrative expenses	92,412	79,099
Depreciation and amortization	22,317	19,831
Operating Income	102,468	97,299
Interest income	2,103	1,255
Interest expense	(4,162)	(3,920)
Gains (losses) from investments, net	2,074	32
Gain (loss) on issuance of investees’ stock, net	(91)	54
Other expense, net	(1,604)	(9,835)
Non-Operating Income (Loss), Net	(1,680)	(12,414)
Income before provision for income taxes	100,788	84,885
Provision for income taxes (Note 12)	(35,364)	(29,463)
TriZetto equity loss, net of income taxes of $196 and $43 for 2004 and 2003, respectively	(303)	(66)
Net Income	$65,121	$55,356

Basic Earnings Per Share of Common Stock	$0.28	$0.23

Diluted Earnings Per Share of Common Stock	$0.27	$0.23

Weighted average number of shares outstanding – basic	235,142	241,999
Dilutive effect of shares issuable as of period-end under stock option plans	5,017	813
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	137	5
Weighted Average Number of Shares Outstanding – Diluted	240,296	242,817

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Six Months Ended June 30,
	2004	2003

Operating Revenue	$741,159	$651,693

Operating costs	311,940	278,804
Selling and administrative expenses	186,496	160,591
Depreciation and amortization	44,023	36,629
Severance, impairment and other charges	—	37,220
Operating Income	198,700	138,449
Interest income	3,065	2,518
Interest expense	(8,433)	(7,974)
Gains (losses) from investments, net	8,527	(844)
Loss on issuance of investees’ stock, net	(91)	(261)
Other income (expense), net	1,173	(20,638)
Non-Operating Income (Loss), Net	4,241	(27,199)
Income before provision for income taxes	202,941	111,250
Provision for income taxes (Note 12)	(55,473)	(93,812)
TriZetto equity loss, net of income taxes of $820 and $258 for 2004 and 2003, respectively	(1,269)	(399)
TriZetto impairment charge, net of income taxes of $9,565 for 2003	—	(14,842)
Income from continuing operations	146,199	2,197
Income from discontinued operations, net of income taxes of $1,237 for 2003 (Note 6)	—	2,779
Gain on discontinued operations (Note 6)	—	495,053
Net Income	$146,199	$500,029
Basic Earnings Per Share of Common Stock:
Income from continuing operations	$0.62	$0.01
Income from discontinued operations	—	1.99
Basic Earnings Per Share of Common Stock	$0.62	$1.99

Diluted Earnings Per Share of Common Stock:
Income from continuing operations	$0.61	$0.01
Income from discontinued operations	—	1.98
Diluted Earnings Per Share of Common Stock	$0.61	$1.99

Weighted average number of shares outstanding – basic	235,074	250,658
Dilutive effect of shares issuable as of period-end under stock option plans	4,901	663
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	354	5
Weighted Average Number of Shares Outstanding – Diluted	240,329	251,326

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$146,199	$500,029
Less income from discontinued operations and gain on disposal	—	(497,832)
Income from continuing operations	146,199	2,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,023	36,629
Bad debt expense	450	513
Deferred income taxes	32,966	9,079
(Gains) losses from investments, net	(8,527)	844
Loss on issuance of investees’ stock, net	91	261
TriZetto equity loss, net	1,269	399
TriZetto impairment charge, net	—	14,842
Minority interests in net income of consolidated companies	2,781	5,445
Non-cash stock compensation charges	1,492	1,532
Non-cash portion of severance, impairment and other charges	—	6,480
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in accounts receivable	(17,601)	(12,984)
Net increase in inventory	(3,055)	(857)
Net increase in prepaid expenses and other current assets	(10,846)	(13,071)
Net increase in accounts payable	3,736	2,149
Net decrease in accrued and other current liabilities	(27,590)	(7,453)
Net (decrease) increase in accrued severance, impairment and other charges	(3,374)	18,304
Net increase in deferred revenues	393	3,300
Net (decrease) increase in accrued income taxes	(12,774)	52,210
Net decrease in pension assets and liabilities	385	933
Net decrease in other long-term assets	5,345	2,065
Net tax benefit on stock option exercises	6,029	78
Nielsen Media Research payment received in respect of D&B Legacy Tax Matters	—	37,025
Net Cash Provided by Operating Activities	161,392	159,920
Cash Flows Used in Investing Activities:
Capital expenditures	(10,997)	(9,133)
Additions to computer software	(36,736)	(37,680)
Investments in short-term marketable securities	12,287	(3,333)
Payments for acquisitions of businesses, net of cash acquired	(19,275)	(48,966)
Funding of venture capital investments	(500)	(1,200)
Other investing activities, net	1,455	(2,843)
Net Cash Used in Investing Activities	(53,766)	(103,155)
Cash Flows Used in Financing Activities:
Net increase (decrease) in debt	72,766	(91,272)
Borrowings under private placement	—	150,000
Payments for purchase of treasury stock	(204,284)	(93,550)
Proceeds from exercise of stock options	60,220	1,755
Dividends paid	(9,500)	(9,785)
Proceeds from employee stock purchase plan	1,847	1,385
Increase in cash overdrafts	2,011	832
Payments to minority interests	(1,613)	(4,152)
Refund of cash portion of Synavant spin-off dividend	—	4,863
Net Cash Used in Financing Activities	(78,553)	(39,924)
Effect of Exchange Rate Changes	(1,608)	4,956
Increase in Cash and Cash Equivalents	27,465	21,797
Cash and Cash Equivalents, Beginning of Period	344,432	264,732
Cash and Cash Equivalents, End of Period	$371,897	$286,529

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 1.                                  Interim Condensed Consolidated Financial Statements (unaudited)

The accompanying Condensed Consolidated Financial Statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended.  The Condensed Consolidated Financial Statements (unaudited) do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  The Condensed Consolidated Financial Statements (unaudited) and related notes should be read in conjunction with the Consolidated Financial Statements and related notes of IMS Health Incorporated (the “Company” or “IMS”) included in its 2003 Annual Report on Form 10-K and in its previous filings on Form 10-Q.  Certain prior year amounts have been reclassified to conform to the 2004 presentation.  Amounts presented in the Condensed Consolidated Financial Statements (unaudited) may not add due to rounding.

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

The Company operates in more than 100 countries.  The Company also owns a venture capital unit, Enterprise Associates, LLC (“Enterprises”), which is focused on investments in emerging businesses, and a 25.8% equity interest in The TriZetto Group, Inc. (“TriZetto”), at June 30, 2004.

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

Note 3.                                  Summary of Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”).  FIN 46 requires all Variable Interest Entities (“VIEs”) to be consolidated by the primary beneficiary.  The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE.  In addition, FIN 46 expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interest, but not the majority.  In December 2003, the FASB issued Interpretation 46R, “Consolidation of Variable Interest Entities” (revised December 2003), (“FIN 46R”) which further clarified the provisions of FIN 46 and delayed the effective date for applying the provisions of FIN 46 until the end of the first quarter of 2004 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003.  The adoption of FIN 46R did not have a material impact on the Company’s financial position, results of operations or cash flows for the three and six months ended June 30, 2004.

In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” an amendment of SFAS Nos. 87, “Employers’ Accounting for Pensions”, 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits,” and 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and a revision of SFAS No. 132.  SFAS No. 132 (revised 2003) requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans, but does not change the measurement or recognition of such plans.  The new disclosure requirements contained in SFAS No. 132 (revised 2003) are effective for fiscal years ending after December 15, 2003, with a delayed effective date for certain disclosures, for foreign plans, and for non-public entities.  The Company has adopted all aspects of SFAS No. 132 (revised 2003) for all foreign and non-foreign plans, with the exception of the estimated future benefit payment disclosure.  This requirement is first effective for fiscal years ending after June 15, 2004.  Additionally the Company is required to disclose components of the net benefit cost in the quarterly financial statements beginning with the first quarter of 2004.  This interim disclosure information is included in

Note 11.  The adoption of SFAS No. 132 (revised 2003) did not have a material impact on the Company’s financial position, results of operations or cash flows for the three and six months ended June 30, 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law in the U.S.  The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In May 2004, the FASB issued Staff Position No. (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  This statement requires entities to disclose the effects of the Act and to assess the impact of the subsidy on the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost in the first interim period beginning after June 15, 2004.  The effective date for the Company is the quarter ending September 30, 2004.  The Company is currently evaluating the impact of the Act on its postretirement benefit plan.

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

		Three months ended June 30,		Six months ended June 30,
		2004	2003	2004	2003
Net Income:	As reported	$65,121	$55,356	$146,199	$500,029
	Add: Stock-based employee compensation expense included in reported net income, net of tax	913	552	1,657	1,175
	Deduct: Total stock-based employee compensation expense under fair value method for all awards, net of tax	(7,708)	(4,769)	(13,070)	(10,875)
	Pro forma	$58,326	$51,139	$134,786	$490,329
Earnings Per Share:
Basic	As reported	$0.28	$0.23	$0.62	$1.99
	Pro forma	$0.25	$0.21	$0.57	$1.96
Diluted
	As reported	$0.27	$0.23	$0.61	$1.99
	Pro forma	$0.24	$0.21	$0.56	$1.95

For a description of the Company’s other critical accounting policies, please refer to the Company’s 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 5.                                  Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach.  During the six months ended June 30, 2004, the Company completed four acquisitions for an aggregate cost of $19,497.  The acquisitions were Source Belgium S.A. (Belgium), H.E.D.M. Bvba (Belgium), SciCon Wissenschaftliche Unternehmensberatung GmbH (Germany) and Groupe PR (France) and were accounted for under the purchase method of accounting.  As such, the aggregate purchase price has been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date.  The purchase price allocations will be finalized after completion of the valuation of certain assets and liabilities.  Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company’s results of operations.  The Condensed Consolidated Financial Statements (unaudited) include the results of these acquired companies subsequent to the closing of the acquisitions.  Had these acquisitions occurred as of January 1, 2004 or 2003, the impact on the Company’s results of operations would not have been significant.  Goodwill of approximately $7,693 was recorded in connection with these acquisitions, of which none is deductible for tax purposes.

During the three months ended March 31, 2003, the Company completed two acquisitions for an aggregate cost of $52,938.  These acquisitions were Data Niche Associates, Inc. (U.S.) and Azyx Polska Geopharma Information Services, Sp.z.o.o. (Poland).  These acquisitions were accounted for under the purchase method of accounting.  The aggregate purchase price for each acquisition has been allocated to the assets and liabilities acquired based on their respective fair values.  The Condensed Consolidated Financial Statements (unaudited) include the results of these acquired companies subsequent to the closing of the acquisitions.  Had these acquisitions occurred as of January 1, 2003, the impact on the Company’s results of operations would not have been significant.  Goodwill of approximately $31,973 was recorded in connection with these acquisitions, of which $26,990 is deductible for tax purposes.

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

Note 7.                                  Goodwill and Intangible Assets

During the first half of 2004, the Company recorded additional goodwill of $13,136 related primarily to the preliminary allocation of purchase price for the four acquisitions completed in 2004 (see Note 5) and payments on earn-out agreements on acquisitions completed prior to 2004.  As of June 30, 2004, goodwill amounted to $259,677.

All of the Company’s acquired intangibles are subject to amortization.  Intangible asset amortization expense was $2,975 and $5,738, during the three and six months ended June 30, 2004, respectively.  At June 30, 2004, intangible assets were primarily composed of Customer Relationships, Databases and Trade Names (principally included in Other assets) and Computer software.  The gross carrying amounts and related accumulated amortization of these intangibles were $75,170 and $18,148, respectively, at June 30, 2004 and $58,612 and $7,597, respectively, at June 30, 2003.  These intangibles are amortized over periods ranging from two to fifteen years with a weighted average life of 7.7 years.  The weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type

Weighted average amortization (years) period
Customer Relationships	8.4
Computer Software and Algorithms	9.8
Databases	4.9
Trade Names	3.7
Other	4.5
Weighted average	7.7

Customer relationships accounted for the largest portion of the Company’s acquired intangibles at June 30, 2004.  In accordance with the principles of SFAS No. 142, “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” when determining the value of customer relationships for purposes of allocating the purchase price of an acquisition, the Company looks at existing customer contracts of the acquired business to determine if they represent a reliable future source of income and hence, a valuable intangible asset for the Company.  The Company determines the fair value of the customer relationships based on the estimated future benefits the Company expects from the acquired customer contracts.  In performing its evaluation and estimation of the useful life of customer relationships, the Company looks to the historical growth rate of operating revenue of the acquired company’s existing customers as well as the historical attrition rates.

Based on current estimated useful lives, amortization expense associated with intangible assets at June 30, 2004 is estimated to be approximately $3,000 for each of the last two quarters of 2004.  Annual amortization expense associated with intangible assets is estimated to be as follows:

Year Ended December 31,	Amortization expense
2005	$11,622
2006	10,280
2007	8,005
2008	5,633
2009	4,618
Thereafter	$13,196

Note 8.                                  Investments in Equity Investees

The Company’s investment in TriZetto is accounted for under the equity method of accounting.  The Company’s share of the adjusted operating results of TriZetto amounted to losses of $303 and $1,269 for the three and six months ended June 30, 2004, respectively (net of deferred tax benefits of $196 and $820, respectively).  For the three and six months ended June 30, 2003, the Company’s share of the adjusted operating results of TriZetto amounted to losses of $66 and $399 (net of deferred tax benefits of $43 and $258, respectively).

The Company performs a periodic assessment in accordance with its policy to determine whether an other-than-temporary decline in fair value has occurred.  Based on this assessment, an impairment charge of $14,842, net of taxes of $9,565, was recorded in the first quarter of 2003, to write down the Company’s investment in TriZetto following the continued significant decline in the market value of TriZetto shares below the Company’s carrying value.  The Company concluded that these declines were other-than-temporary in accordance with Staff Accounting Bulletin (“SAB”) No. 59, “Views on Accounting for Noncurrent Marketable Equity Securities,” and the impairment charge recorded brought the Company’s book value in TriZetto down to TriZetto’s March 31, 2003 market value.  As of June 30, 2004, the market value of TriZetto exceeded the carrying value by approximately $40,310.

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

IRI Litigation.  The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”).  As more fully described below, VNU N.V., a publicly traded Dutch company (“VNU”), and its U.S. subsidiaries VNU, Inc., ACNielsen, AC Nielsen (US), Inc. (“ACN (US)”), and NMR (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit.  As a result of the indemnity obligation, the Company does not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations.  In the event of such default, the Company could be liable as a successor to one of the named parties in the IRI Action (as defined below).

In July 1996, IRI filed a complaint, subsequently amended in 1997, in the U.S. District Court for the Southern District of New York, naming as defendants a company then known as The Dun & Bradstreet Corporation and now known as Donnelley, A.C. Nielsen Company (a subsidiary of ACNielsen) and I.M.S. International, Inc. (a predecessor of the Company) (the “IRI Action”).  At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of Donnelley.  The amended complaint alleges various violations of U.S. antitrust laws under Sections 1 and 2 of the Sherman Antitrust Act.  The amended complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship.  These claims relate to the acquisition by defendants of Survey Research Group Limited

(“SRG”).  IRI alleged SRG violated an alleged agreement with IRI when it agreed to be acquired by defendants and that defendants induced SRG to breach that agreement.

IRI’s antitrust claims allege that defendants developed and implemented a plan to undermine IRI’s ability to compete within the United States and foreign markets in North America, Latin America, Asia, Europe and Australia/New Zealand through a series of anti-competitive practices, including: unlawfully tying/bundling services in the markets in which defendants allegedly had monopoly power with services in markets in which ACNielsen competed with IRI; entering into exclusionary contracts with retailers in certain countries to deny IRI’s access to sales data necessary to provide retail tracking services or to artificially raise the cost of that data; predatory pricing; acquiring foreign market competitors with the intent of impeding IRI’s efforts to expand; disparaging IRI to financial analysts and clients; and denying IRI access to capital necessary for it to compete.

IRI’s amended complaint originally alleged damages in excess of $350,000, which IRI asked to be trebled under antitrust laws.  IRI has since revised its allegation of damages to exceed $650,000, which IRI also asked to be trebled.  IRI has filed with the court the report of its expert who has opined that IRI suffered damages of between $581,600 and $651,700 from the defendants’ alleged practices.  IRI also sought punitive damages in an unspecified amount.

In April 2003, the Court denied a motion for partial summary judgment by defendants that sought to dismiss certain of IRI’s claims and granted in part a motion by IRI seeking reconsideration of certain summary judgment rulings the Court had previously made in favor of defendants.  The motion granted by the Court concerns IRI’s claims of injuries from defendants’ alleged conduct in certain foreign markets.

Pursuant to a scheduling order entered by the Court on April 8, 2004, discovery is scheduled to end on November 1, 2004, and trial is scheduled to begin April 18, 2005.

On June 21, 2004, pursuant to a stipulation between IRI and defendants, the Court ordered that certain of IRI’s claims be dismissed with prejudice from the lawsuit, including the claim for tortious interference with the SRG acquisition.  ACNielsen has advised the Company that based on discussions with its counsel ACNielsen believes that the dismissal of the tortious interference claims also precludes any claim for punitive damages.

In connection with the 1996 Spin-Off, D&B (now Donnelley), Cognizant (now NMR) and ACNielsen entered into an Indemnity and Joint Defense Agreement (the “Original JDA”), pursuant to which they agreed to:

•                  allocate potential liabilities that may relate to, arise out of or result from the IRI Action (“IRI Liabilities”); and

•                  conduct a joint defense of such action.

In particular, the Original JDA provided that:

•                  ACNielsen would assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities became payable as a result of a final non-appealable judgment or any settlement permitted under the Original JDA (the “ACN Maximum Amount”); and

•                  D&B and Cognizant would share liability equally for any amounts in excess of the ACN Maximum Amount.

The Original JDA also provided that if it became necessary to post any bond pending an appeal of an adverse judgment, then Cognizant and D&B would be required to obtain the bond required for the appeal, and each shall pay 50% of the costs of such bond, if any, which cost will be added to IRI Liabilities.

In 2001, ACNielsen was acquired by VNU N.V., a publicly traded Dutch company (“VNU”).  VNU assumed ACNielsen’s obligations under the Original JDA, and pursuant to the Original JDA VNU was to be included with ACNielsen for purposes of determining the ACN Maximum Amount.

On July 30, 2004, the VNU Parties, Donnelley, D&B II, Moody’s and the Company entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended JDA”).  Pursuant to the Amended JDA, any and all IRI Liabilities incurred by Donnelley, D&B II, Moody’s or IMS relating to a judgment (even if not final) or any settlement being entered into in the IRI Action will be jointly and severally assumed and fully discharged exclusively by the VNU Parties.  Under the Amended JDA, the VNU Parties have agreed to, jointly and severally, indemnify Donnelley, D&B II, Moody’s and IMS from and against all IRI Liabilities to which they become subject.  As a result, the concept of the “ACN Maximum Amount,” which previously represented a cap on VNU’s liability for the IRI Liabilities, no longer exists and all such liabilities are the responsibility of the VNU Parties pursuant to the Amended JDA.

In addition, the Amended JDA provides that if it becomes necessary to post any bond pending an appeal of an adverse judgment, then the VNU Parties shall obtain the bond required for the appeal and shall pay the full cost of such bond.

In connection with entering into the Amended JDA, Donnelley, D&B II, Moody’s and IMS agreed to amend certain covenants of the Original JDA to provide operational flexibility for ACNielsen going forward.  In addition, the Amended JDA includes certain amendments to the covenants of ACNielsen (which, under the Amended JDA, are now also applicable to ACN (US), which we understand holds ACNielsen’s operating assets) that are designed to preserve such parties’ claim-paying ability and protect Donnelley, D&B II, Moody’s and IMS.  Among other covenants, ACNielsen and ACN (US) agreed that neither they nor any of their respective subsidiaries will incur any indebtedness to any affiliated person, except indebtedness the payment of which will, after a payment obligation under the Amended JDA comes due, be conditioned on, and subordinated to, the payment and performance of the obligations of such parties under the Amended JDA.  VNU has agreed to having a process agent in New York to receive on its behalf service of any process concerning the Amended JDA.

As described above, the VNU Parties have assumed exclusive responsibility for the payment of all IRI Liabilities.  Provided that the VNU Parties are able to fulfill their obligations under the Amended JDA, and that they ultimately do fulfill such obligations, the Company believes that the resolution of the IRI Action should not have a material adverse effect on the Company’s financial position, results of operations or cash flows.  However, because liability for violations of the antitrust laws is joint and several and because the rights and obligations relating to the Amended JDA are based on contractual relationships, the failure of the VNU Parties to fulfill their obligations under the Amended JDA could result in the other parties bearing all or a share of the IRI Liabilities.  Joint and several liability for the IRI Action means that even where more than one defendant is determined to have been responsible for an alleged wrongdoing, the plaintiff can collect all or part of the judgment from just one of the defendants.  This is true regardless of whatever contractual allocation of responsibility the defendants and any other indemnifying parties may have made, including the allocations described above between the VNU Parties, Donnelly, D&B II, Moody’s and IMS.

Accordingly, and as a result of the allocations of liability described above, in the event the VNU Parties default on their obligations under the Amended JDA, the Company will be responsible for 75% of Cognizant’s share of any liabilities arising out of the IRI Action (which, under the application of joint and several liability described above, could be all the IRI Liabilities since the Company is a successor to a named defendant) and NMR will be responsible for 25% of any such liabilities; provided that NMR’s aggregate liability for payments in respect of the IRI Action and the D&B Legacy Tax Matters shall not exceed $125,000.  To date, NMR has made payments of approximately $41,000 relating to the D&B Legacy Tax Matters.  Further, if the VNU Parties default on their obligations, NMR, one of the VNU Parties, may default on its obligation to share any IRI Liabilities with the Company, or at the time the IRI Liabilities arise may have previously made sharing payments up to its $125,000 cap.  In either such event, the Company could be liable for an amount up to all the IRI Liabilities.

The Company is unable to predict the outcome of the IRI Action, the financial condition of any of the VNU Parties or the other defendants at the time of any such outcome or whether the VNU Parties or the other defendants will fulfill their obligations under the Amended JDA or other related contractual agreements.  Hence, the Company cannot estimate such parties’ ability to pay the IRI Liabilities pursuant to the Amended JDA or the amount of the judgment or settlement in the IRI Action.  Nonetheless, management presently believes that the risk that the Company will incur any material liabilities with respect to the IRI Action is remote and, therefore no liability in respect of this matter has been accrued in the Company’s financial statements.  As discussed above, provided that the VNU Parties ultimately fulfill their obligations under the Amended JDA, the Company believes that the resolution of the IRI Action should not have a material adverse effect on the Company’s financial position, results of operations or cash flows.  If, however, IRI were to prevail in whole or in part in this action and if the Company is required to pay a substantial portion of any significant settlement or judgment, the outcome of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

D&B Legacy and Related Tax Matters.  During the second quarter of 2003, the IRS issued an agent’s final examination report seeking to disallow certain royalty expense deductions claimed by D&B on its 1995 and 1996 tax returns in connection with a partnership established in 1993.  In January of 2004, the IRS issued an agent’s final examination report to the partnership seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense on the partnership’s 1997 tax return during which year Cognizant was a partner in the partnership.  In January 2004, the IRS issued agent’s final examination reports to the partnership and the Company seeking to reverse items of partnership income and loss and disallow certain royalty expense deductions claimed by the Company on its 1998 and 1999 tax returns arising from the Company’s participation in the partnership.  If the IRS were to ultimately prevail in the foregoing positions, the Company’s share of the total liability for 1995 and 1996 would be approximately $41,800, its liability for 1997 would be approximately $18,000, and its aggregate liability for 1998 and 1999 would be approximately $27,200 (all net of income tax benefit).  If the IRS were to take a comparable position with respect to all of the Company’s tax years subsequent to 1999 and ultimately prevail, the Company’s additional liability would be approximately $43,700 (net of income tax benefit).

In addition, in the second quarter of 2003, the IRS issued an additional agent’s final examination report to the partnership described above seeking to reallocate certain partnership income to D&B for 1996.  D&B II and the Company believe that the positions taken by the IRS in this report are inconsistent with the IRS’s denial of the royalty expense deductions described above.  If the IRS were to ultimately prevail in this matter, the Company’s share of the liability for 1996 would be approximately $21,000 (net of income tax benefit).

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

D&B II, as agent for Donnelley in the D&B Legacy Tax Matters, has filed protests relating to the proposed assessments for 1995 and 1996 with the IRS Office of Appeals.  D&B II advised that it will attempt to resolve these matters in the administrative appeals process before proceeding to litigation if necessary.  During the first quarter of 2004, as a result of information from D&B II regarding a proposed mediation with the IRS to settle partnership items related to 1995 and 1996, the Company reclassified its tax reserves related to 1995 and 1996 from long-term (Other liabilities) to short-term (Accrued income taxes).  In addition, the Company has filed protests relating to the proposed assessments for 1997, 1998 and 1999 with the IRS Office of Appeals and will attempt to resolve these matters in the administrative appeals process before proceeding to litigation if necessary.

In June 2004, the Company was advised that D&B II believes that it has reached a basis for settlement with the IRS regarding the 1995 and 1996 corporate and partnership proposed assessments.  The agreement is tentative and non-binding until a definitive settlement agreement is executed.  The agreement eliminates the “inconsistent positions” described above.  The Company expects that its share of the liability could range from approximately $28,300 to $35,700 (tax, penalty and interest, net of associated tax benefits), and that such payment is expected to be made in 2004.

In another D&B Legacy Tax Matter, in June 2000, the IRS completed its review of Donnelley’s utilization of certain capital losses generated during 1989 and 1990 and issued a formal notice of adjustment. D&B I, as agent for Donnelley, advised the Company that on May 12, 2000, it filed an amended tax return for the 1989 and 1990 tax periods, which reflected $561,582 of additional tax and interest due.  D&B I paid the IRS $349,291 of this amount on May 12, 2000, and the Company paid the IRS $212,291 on May 17, 2000.  D&B I advised the Company that, notwithstanding the filing and payment, it intended to contest the assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid.  D&B I filed the complaint for a refund in the U.S. District Court on September 21, 2000.  In June 2004, D&B II advised the Company that it has decided not to pursue the refund claim and believes it has reached a basis for settlement with the IRS.  The agreement is tentative and non-binding until a definitive settlement agreement is executed.  The pending settlement requires Donnelley to withdraw its complaint for a refund.  The Company expects that its share of the liability could range from approximately $7,100 to $11,000 (penalty and interest, net of associated tax benefits), and that such payment is expected to be made in 2004.

The Company has reserves of approximately $42,000 with respect to the two foregoing matters which management believes are appropriate based on current expectations.  The Company’s share of the actual liabilities with respect to these matters is dependent on the terms of any settlement agreements, the computation of interest payable with respect to the settlements and the terms of the 1996 and 1998 Spin-Off agreements referred to above.

During the first quarter of 2003, the Company increased its reserve to its anticipated share of the probable liability in connection with all of the foregoing tax matters (to approximately $133,145).  In the opinion of management, it is not probable, but may be reasonably possible that the Company will have additional liability of $18,200 in excess of the amount reserved for these matters.  Accordingly, based on information currently available, management does not believe that these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations but may have a material adverse effect on cash flows in the period in which any such amounts are paid.

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

Sharing Dispute.  In May 2000, the Company paid $212,291 to the IRS in connection with a D&B Legacy Tax Matter.  Pursuant to the terms of the 1998 Spin-Off, NMR was liable for a portion of this amount but was not obligated to pay the Company for its share until January 2, 2001.  In December 2000, the Company requested reimbursement from NMR in the amount of $41,136, which represented NMR’s share of the liability according to the Company’s calculations.  On January 2, 2001, NMR made a payment of $10,530 but refused to pay the remaining $30,606 based on its interpretation of the applicable agreements.  At March 31, 2003, the Company had a receivable of $36,805, which included the outstanding principal and accumulated accrued interest of $6,199.  During the three and six months ended June 30, 2003, $220 and $909, respectively, of interest income was accrued in accordance with the terms of the applicable agreements.  These amounts were reflected in Other receivable in the Condensed Consolidated Statements of Financial Position (unaudited).  On April 29, 2003, a panel from the American Arbitration Association International Center for Dispute Resolution issued an award in favor of the Company and ordered that NMR pay the Company the entire principal balance plus simple 9% interest from January 2, 2001, together with all legal fees and costs incurred by the Company in connection with the arbitration.  On April 30, 2003, the Company received $37,025 from NMR in satisfaction of the principal amount plus interest from January 2, 2001 through April 30, 2003.  On May 16, 2003, the Company received an additional $1,332 from NMR as reimbursement of the Company’s legal fees and costs in connection with the arbitration.

Matters Before the European Commission and Belgian Competition Service

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

In August 2001, the Company filed an appeal with the Court of First Instance (“CFI”) seeking the suspension and annulment of the Interim Decision in its entirety (the “Annulment Appeal”).  In October 2001, the President of the CFI suspended the Interim Decision pending a judgment on the Annulment Appeal.  In April 2002, the European Court of Justice (“ECJ”) denied an appeal by NDC attempting to overturn the CFI’s October 2001 suspension.

In October 2002, the CFI postponed further consideration of the Annulment Appeal until after the ECJ decided certain questions separately referred to it by a German court that is presiding over certain litigation that the Company is maintaining against NDC in Germany.  In the German litigation, the Company is seeking an injunction and damages against NDC for misappropriation of the Company’s intellectual property rights (the “Infringement Claim”).

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

Complaints were filed in 1998 and 1999 against the Company with the Belgian Competition Service (“BCS”) by SmithKline Beecham Pharma S.A. (“SKB”) and Source Informatics Belgium S.A.

(“Source”) alleging abuse of a dominant position on the Belgian market and requests were made for the adoption of interim measures pending consideration of the complaints.  In October 1999 and 2000, the Chairman of the BCS adopted interim measures against the Company, with which the Company has complied.  In April 2004, the Company acquired Source and in June 2004 the BCS sent information requests to the Company, Source and the successor to SKB.  The Company and Source have responded to the requests and will vigorously contest any adverse determination (including the assertion of penalties) by the BCS.  Management of the Company is unable to predict at this time the final outcome of this matter or whether an adverse resolution thereof could materially affect the Company’s results of operations, cash flows or financial position in the period in which such adverse resolution occurs.

Other Contingencies

Contingent Consideration.  Under the terms of the purchase agreements related to acquisitions made from 2001 to 2004, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain targets during 2003 to 2007.  Substantially all of any additional payments will be recorded as goodwill in accordance with EITF No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”  As of June 30, 2004, approximately $3,000 was earned and paid under these contingencies.  Based on current estimates, management expects the remaining additional contingent payments under these agreements to total approximately $23,000.  It is expected that these contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2004 through 2007.

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

If, contrary to expectations, the spin-off of Synavant were not to qualify as tax free under Section 355 of the Internal Revenue Code, then, in general, a corporate tax would be payable by the consolidated group, of which the Company is a common parent and Synavant is a member, based on the difference between (x) the fair market value of the Synavant common stock on the date of the spin-off and (y) the adjusted basis of such Synavant common stock.  In addition, under the consolidated return rules, each member of the consolidated group would be severally liable for such tax liability.  Pursuant to the terms of the spin-off, the Company would be liable for the resulting corporate tax, except in certain circumstances.  In the opinion of management and based on the opinion of tax counsel, McDermott, Will & Emery, it is not probable, but may be reasonably possible, that the Company will incur liability for this matter, therefore, the Company has not recorded reserves for this matter.  The Company estimates that the aggregate tax liability in this regard would not exceed $100,000.

CTS Split-Off.  The Company completed the CTS Split-Off exchange offer on February 6, 2003 (see Note 6).  If, contrary to expectations, the CTS distribution were not to qualify as tax free under Section 355 of the Internal Revenue Code, then, in general, a corporate tax would be payable by the Company based on the difference between (x) the fair market value of the CTS class B common stock at the time of the exchange offer and (y) the Company’s adjusted tax basis in such class B common stock.  Pursuant to the distribution agreement entered into between the Company and CTS in connection with the distribution, CTS agreed to indemnify the Company in the event the transaction is taxable as a result of a breach of certain representations made by CTS, subject to certain exceptions.  In the opinion of management and based on the opinion of tax counsel, McDermott, Will & Emery, it is not probable, but may be reasonably possible, that the Company will incur liability for this matter, therefore, the Company has not recorded reserves for this matter.  The Company estimates that the aggregate tax liability in this regard would not exceed $215,725.

Other Tax Contingencies. The Company has reserved approximately $22,000 of income tax benefits related to a 1998 non-U.S. tax reorganization that gave rise to tax deductible amortization of non-U.S. intangible assets.  This represents the Company’s best estimate of the probable liability in the event the relevant tax authorities challenge such tax benefits.  Accordingly, based on information currently available, management does not believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations but may have a material adverse effect on cash flows in the period in which any such amounts are paid.

In addition to the tax items discussed above, the Company has tax reserves of approximately $27,500 that relate to various positions it has taken on tax returns filed in numerous countries over the last several years.  These reserves represent the Company’s best estimate of the probable liability should the tax return positions be challenged by the relevant tax authorities.  While the amount is material in the aggregate, no individual item is material and no single event will have a material impact related to these reserves.

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

Although the Company believed that the two actions described above were without merit, the Company pursued a joint settlement of the cases.  During the third quarter of 2003, the Company proposed a preliminary settlement agreement with the plaintiffs’ counsel on both the actions which was subject to several significant contingencies.  On February 17, 2004, the Illinois state court approved the proposed settlement.  The period for the filing of appeals and motions for rehearing expired on March 18, 2004.  As a result of the resolution of the significant contingencies related to the settlement, in the fourth quarter of 2003, the Company recorded a pre-tax charge of $10,636, net of $5,500 to be reimbursed under the Company’s insurance coverage.  Under the settlement, the Company will make certain cash payments, provide certain product credits and enter into certain agreements for the purchase of data originating from the independent pharmacy plaintiffs.  This will provide the Company the opportunity to acquire new data for new offerings while eliminating the costs and risks of litigation.  During the first half of 2004, the Company paid approximately $7,400 related to this settlement and received $5,500 from insurance coverage.

During the second quarter of 2003 and up to the date of this filing, the Company has been served with 66 complaints filed with the Labor Court in Frankfurt, Germany.  The plaintiffs are mostly part of a group of approximately 110 employees of GIC Global Information Technology and Consulting GmbH (“GIC Global”) whose employment was terminated in the second quarter of 2003 in connection with GIC Global’s insolvency proceedings.  GIC Global is owned by former senior managers of what was once the Company’s data processing center in Frankfurt, Germany.  GIC Global purchased the assets and business of the Frankfurt data processing center from the Company in September 2000 as part of a management buyout.  Thereafter, the Company moved its data processing to its data center in the United States.  The plaintiffs are seeking reemployment and/or severance from the Company.

As of the date of this filing, a total of 25 of the complaints described above were dismissed by the Labor Court and two complaints were voluntarily withdrawn.  Five of the dismissal actions have been appealed by the respective plaintiffs, one of which was voluntarily withdrawn, and proceedings with respect to the other four appeals remain pending.  On April 13, 2004 and May 11, 2004, judgments on two of the complaints were rendered against the Company in the aggregate amount of approximately $240, which judgments the Company intends to appeal.  Actions on four additional complaints remain pending.

Although the Company continues to believe that these claims are without merit and intends to vigorously defend the remaining actions, on April 13, 2004, the Company entered into settlements with 54 (which settlement superceded 18 of the 25 dismissals described above) of the GIC plaintiffs in the aggregate amount of approximately $200 in order to avoid the potential future costs of numerous appeals.  The Company has paid approximately $440 with respect to these settlements and the two judgments which the Company intends to appeal but has not accrued a liability with respect to the four remaining actions, because management currently believes that the Company’s exposure to any material loss with respect to those remaining actions is remote.

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

The impact of foreign exchange risk management activities on pre-tax income in the three and six months ended June 30, 2004 was a net gain of $1,222 and $5,591, respectively, and net losses in the three and six months ended June 30, 2003 of $9,282 and $16,984, respectively.  In addition, at June 30, 2004, the Company had approximately $298,408 in foreign exchange forward contracts outstanding with various expiration dates through September 2004 relating to non-functional currency assets and liabilities.  Foreign exchange forward contracts are recorded at estimated fair value.  The estimated fair values of the forward contracts are based on quoted market prices.  Unrealized and realized gains and losses on these contracts are not deferred and are included in the Condensed Consolidated Statements of Income (unaudited) in Other income (expense), net.

Fair Value of Financial Instruments

At June 30, 2004, the Company’s financial instruments included cash, cash equivalents, short-term marketable securities, accounts receivables, accounts payable, short-tem debt, long-term debt and foreign currency forward contracts.  At June 30, 2004, the fair values of cash, cash equivalents, accounts receivables, accounts payable and short-term debt approximated carrying values due to the short-term nature of these instruments.  The contractual value of the Company’s foreign currency forward contracts was approximately $298,408 at June 30, 2004, and all contracts mature in 2004.  The estimated fair values of the forward contracts were determined based on quoted market prices.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties.  The Company would not realize a material loss as of June 30, 2004 in the event of non-performance by any one counterparty.  The Company enters into transactions only with financial institution counterparties which have primarily credit ratings of A or better.  In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($293,715 and $271,268, net of allowances, at June 30, 2004 and December 31, 2003, respectively), principally from customers in the pharmaceutical industry.  The Company’s trade receivables do not represent significant concentrations of credit risk at June 30, 2004 due to the high quality of its customers and their dispersion across many geographic areas.

Lines of Credit and Liquidity

The Company had borrowing arrangements with several domestic and international banks to provide lines of credit up to $700,000 at June 30, 2004.  Total borrowings under these existing lines were $481,300 and $407,600 at June 30, 2004 and December 31, 2003, respectively, of which $230,000 and $407,600 were classified as short-term, and $251,300 and $0 were classified as long-term as of June 30, 2004 and December 31, 2003, respectively.

On April 5, 2004, the Company entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced the Company’s lines of credit with several domestic and international banks.  The Unsecured Facility is comprised of $430,000 of short-term lines that expire April 2005 and $270,000 of long-term lines expiring April 2007.  In general, rates for borrowing under both the short-term and long-term components are LIBOR plus 45 basis points and can vary based on the Company’s Debt to EBITDA ratio.  The weighted average interest rates for the short-term lines were 1.86% and 1.61% at June 30, 2004 and December 31, 2003, respectively.  The weighted average interest rates for the long-term lines were 1.88% and 1.84% at June 30, 2004 and December 31, 2003, respectively.  In addition, the Company will pay a commitment fee on the unused portion of the short-term and long-term facilities of 0.08% and 0.10%, respectively.

The Company defines long-term lines as those where the lines are non-cancelable for more than 365 days from the balance sheet date by the financial institutions except for specified violations of the provisions of the agreement.  Borrowings under these three-year facilities are short-term in nature; however, the Company has the ability and the intent to refinance the short-term borrowings as they come due through April 2007.  At June 30, 2004, the Company reclassified $251,300 of its debt outstanding as long-term debt in accordance with the provisions of SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

Total debt of $634,604 and $561,991 at June 30, 2004 and December 31, 2003, respectively, included $150,000 of five-year private placement debt (as further discussed below), and $3,304 and $4,391 at June 30, 2004 and December 31, 2003, respectively, related primarily to cash overdrafts, certain capital leases, mortgages and an adjustment to the carrying amount of fair value hedged debt.  At June 30, 2004, the Company had $18,700 and $200,000 available under its long and short-term lines of credit, respectively.

During the fourth quarter of 2001, the Company renegotiated with several banks and entered into three-year lines of credit for borrowings of up to $175,000.  Borrowings had maturity dates of up to 90 days from their inception.  These lines of credit were due to mature in 2004 and as such $175,000 was reclassified to short-term debt as of December 31, 2003.

In March and April 2002, the Company entered into interest rate swaps on a portion of its variable rate debt portfolio.  These arrangements convert the variable interest rates to a fixed interest rate on a notional amount of $75,000 and mature at various times from March 2005 through April 2006.  The fixed rates range from 4.05% to 5.08%.  The interest rate swaps are accounted for as cash flow hedges and any changes in fair value are recorded in Other Comprehensive Income, in the Condensed Consolidated Statements of Shareholders’ Equity (unaudited).  The fair values are determined based on estimated prices quoted by financial institutions.  The mark-to-market adjustment for the three and six months ended June 30, 2004 was an unrealized net loss of $870 and $976, respectively.

In January 2003, the Company closed a private placement transaction pursuant to which the Company issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  The proceeds were used to pay down short-term debt.  The Company also swapped $100,000 of its fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  These swaps have been accounted for as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The fair values are determined based on estimated prices quoted by financial institutions.  The cumulative fair value adjustment to the swap as of June 30, 2004 was a decrease of $113.

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements and the 2003 private placement transaction, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At June 30, 2004, the Company was in compliance with these financial debt covenants and anticipates that it will remain in compliance with the covenants over the term of the borrowing arrangements.

Note 11.                           Pension and Postretirement Benefits

Components of Net Periodic Benefit Cost for three months ended June 30,	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$2,430	$1,738	$29	$36
Interest cost	3,237	2,881	217	190
Expected return on plan assets	(5,410)	(3,415)	0	0
Amortization of prior service cost (credit)	(80)	56	(247)	(247)
Amortization of transition obligation	(23)	(3)	0	0
Amortization of net loss	254	596	167	113
Net periodic benefit cost	$407	$1,853	$166	$92

Components of Net Periodic Benefit Cost for six months ended June 30,	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$5,272	$4,732	$83	$72
Interest cost	6,656	5,934	426	380
Expected return on plan assets	(9,372)	(6,830)	0	0
Amortization of prior service cost (credit)	(114)	112	(494)	(494)
Amortization of transition obligation	(46)	(7)	0	0
Amortization of net loss	1,296	1,167	316	226
Net periodic benefit cost	$3,692	$5,108	$331	$184

Plans accounted for under APB Opinion No. 12, “Omnibus Opinion – 1967”.  The Company provides certain executives with supplemental pension benefits in accordance with their individual employment arrangements.  As individual arrangements, these pension benefits are accounted for under APB Opinion No. 12 (which addresses accounting for deferred compensation contracts) and not SFAS No. 87, and as a result, the tables of this Note do not include the Company’s expense associated with providing these benefits.  The Company’s expense for these unfunded arrangements was $1,046 for the three months ended June 30, 2004 and $2,125 for the six months ended June 30, 2004.  In addition the above tables have been adjusted to exclude the impact of expense associated with these individual arrangements in the amount of $1,079 for the three months ended March 31, 2004 and $702 for the three months ended March 31, 2003.

Note 12.                           Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

For the six months ended June 30, 2004 the Company’s effective tax rate was impacted by approximately $15,100 primarily due to a favorable partial U.S. audit settlement.  For the six months ended June 30, 2003 the Company’s effective tax rate was impacted by approximately $69,600 due to the Company’s reassessment, based on information received in April 2003, of its liability associated with certain D&B Legacy Tax Matters and related subsequent transactions.  This is more fully described in Note 9.  Further, the 2003 effective tax rate was affected by the favorable settlement of a non-U.S. audit which approximated $13,900.

While the Company intends to continue to seek global tax planning initiatives, there can be no assurance that the Company will be able to successfully implement such initiatives to reduce or maintain its overall tax rate.

The Company accrues for tax loss contingencies in the period in which they are probable and estimable in accordance with SFAS No. 5, “Accounting for Contingencies.”  These reserves are included in current income taxes payable to the extent the related amounts are expected to be paid within the next twelve-month period.  If the Company expects the liability to be settled beyond one year, these amounts are classified as a long-term liability.

Note 13.                           IMS Health Capital Stock

On February 10, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  As of June 30, 2004, approximately 7,500 shares remained available for repurchase under the February 2004 program.

On April 15, 2003, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in May 2004 at a total cost of $243,520.

On July 19, 2000, the Board of Directors authorized a stock repurchase program to buy up to 40,000 shares.  This program was completed in June 2003 at a total cost of $868,314.

During the six months ended June 30, 2004, the Company repurchased approximately 8,057 shares of outstanding common stock under these programs, including the repurchase of 4,600 shares on January 9, 2004 pursuant to an accelerated share repurchase program (“ASR”).  The ASR agreement provides for the final settlement of the contract in either cash or additional shares of the Company’s common stock at the Company’s sole discretion.  The Company was required to pay an additional $942 as the final settlement amount based on an increase in the Company’s share price over the settlement period.  The total cost of the shares repurchased during the six months ended June 30, 2004 was $204,284.

Shares acquired through the Company’s repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18.

As discussed in Note 6, during the three months ended March 31, 2003, the Company completed the CTS Split-Off exchange offer and accepted 36,540 IMS common shares tendered in exchange for all 11,291 CTS common shares that the Company owned.

The Company re-issued approximately 3,463 treasury shares under option exercises for proceeds of $60,220 during the six months ended June 30, 2004.  In addition, the Company paid dividends of $0.02 per share for a total of $4,793 during the three months ended June 30, 2004.  For the six months ended June 30, 2004, the Company paid dividends of $0.04 per share for a total of $9,500.

Note 14.         Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income	$65,121	$55,356	$146,199	$500,029
Other comprehensive income, net of taxes:
Unrealized gains (losses) on:
Available-for-sale equity securities	498	834	427	718
Reclassification adjustment	0	(560)	219	(201)
Tax benefit on above	(174)	(96)	(226)	(181)
Change in unrealized gains (losses) on investments	324	178	420	336
Foreign currency translation gains (losses)	(2,422)	24,464	(7,413)	29,273
Changes in fair value of cash flow hedges	870	(87)	976	(129)
Total other comprehensive income (loss)	(1,228)	24,555	(6,017)	29,480
Comprehensive Income	$63,893	$79,911	$140,182	$529,509

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

	Severance related charges	Contract related charges	Asset write-downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 Utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 Utilization	(1,097)	(1,847)	—	(2,944)
Adjustments	(1,746)	67	1,679	—
Balance at June 30, 2004	$918	$13,480	$0	$14,398

The cash portion of the first quarter charge amounted to $30,586, of which the Company paid approximately $13,244 during 2003 and $2,944 during the six months ended June 30, 2004, related primarily to employee termination benefits and contract-related charges.  The remaining accrual of $14,398 at June 30, 2004 relates to lease obligations and continuing payments related to employee termination benefits.

The Company expects that cash outlays will be applied against the $14,398 balance remaining as follows:

Year Ended December 31,	Cash Outlays
2004	$2,948
2005	7,917
2006	923
2007	752
2008	228
Thereafter	1,630
Total	$14,398

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

	Severance related charges	Contract related charges	Asset write- downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(189)	(241)	—	(430)
Adjustments	(688)	(274)	962	—
Balance at June 30, 2004	$2,422	$6,607	$0	$9,029

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

As of June 30, 2004, the Company paid approximately $55,985 under the Program.  Total terminations under the Program were 535.  Although the total number of terminations from the Program was lower than the original plan by approximately 18%, due to a change in the mix of actual employee terminations, the Company has experienced a higher level of severance costs per employee, thereby offsetting any cost savings from fewer actual terminations.  As expected, all actions under the Program were completed by December 31, 2002.  The remaining accrual of $9,029 at June 30, 2004 related primarily to a facility shutdown and employee termination payments.

The adjusted cash portion of the 2001 charge amounted to $65,014, primarily for severance payments and contract terminations.  The non-cash portion amounted to $29,602 and is composed primarily of asset write-offs.  The Company expects that cash outlays will be applied against the $9,029 balance remaining as follows:

Year Ended December 31,	Cash Outlays
2004	$3,372
2005	1,754
2006	1,754
2007	2,149
Total	$9,029

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which the Company operates as of and for the three and six months June 30, 2004 and 2003:

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended June 30, 2004:
Operating revenue (4)	$172,492	$156,669	$50,422	—	$379,583
Operating income (5)	$75,712	$32,310	$25,350	$(30,904)	$102,468
Six months ended June 30, 2004:
Operating revenue (4)	$339,403	$299,373	$102,383	—	$741,159
Operating income (5)	$148,482	$56,200	$54,048	$(60,030)	$198,700
Three months ended June 30, 2003:
Operating revenue (4)	$160,424	$133,927	$43,425	—	$337,776
Operating income (5)	$72,332	$28,394	$24,568	$(27,995)	$97,299
Six months ended June 30, 2003:
Operating revenue (4)	$311,729	$247,936	$92,028	—	$651,693
Operating income (5)	$139,824	$44,750	$53,184	$(99,309)	$138,449

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

A summary of the Company’s operating revenue by product line, as of and for the three and six months ended June 30, 2004 and 2003 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales Force Effectiveness	$172,660	$159,613	$339,789	$311,975
Portfolio Optimization	$109,673	$99,482	$222,775	$199,932
Brand and Launch Management and Other	$52,406	$48,536	$101,186	$88,160
Consulting and Services	$44,844	$30,145	$77,409	$51,626
Total Operating revenue	$379,583	$337,776	$741,159	$651,693

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

We operate in more than 100 countries.  We also own a venture capital unit, Enterprise Associates, LLC (“Enterprises”), which is focused on investments in emerging businesses, and a 25.8% equity interest in The TriZetto Group, Inc. (“TriZetto”), at June 30, 2004.

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

Operating Results

References to constant dollar results.  We report results in U.S. Dollars but we do business on a global basis.  Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. Dollars and have important effects on our results.  In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms.  We believe this information facilitates a comparative view of business growth.  In the first six months of 2004, the U.S. Dollar was generally weaker against other currencies compared to the first six months of 2003, so growth at constant dollar exchange rates was lower than growth at actual currency exchange rates.  See “How Exchange Rates Affect Our Results” below and the discussion of “Market Risk” in the Management Discussion and Analysis in our annual report on Form 10-K for the year ended December 31, 2003 for a more complete discussion regarding the impact of foreign currency translation on our business.

Summary of Operating Results

			% Variance
	Three months ended June 30,		2004 vs. 2003
	2004	2003
Operating revenue	$379,583	$337,776	12.4%
Operating costs	162,386	141,547	14.7%
Selling and administrative expenses	92,412	79,099	16.8%
Depreciation and amortization	22,317	19,831	12.5%
Operating income	$102,468	$97,299	5.3%

			% Variance
	Six months ended June 30,		2004 vs. 2003
	2004	2003
Operating revenue	$741,159	$651,693	13.7%
Operating costs	311,940	278,804	11.9%
Selling and administrative expenses	186,496	160,591	16.1%
Depreciation and amortization	44,023	36,629	20.2%
Severance, impairment and other charges	—	37,220	n/a
Operating income	$198,700	138,449	43.5%

Operating Income

Our operating income for the second quarter of 2004 grew 5.3% at reported exchange rates and 3.3% at constant dollar terms, to $102,468 from $97,299 in the second quarter of 2003.  The change was primarily due to the increase in our operating revenue.  Operating income for the six months ended June 30, 2004 grew 43.5% to $198,700 from $138,449 in the six months ended June 30, 2003.  The change was largely the result of $37,220 in severance, impairment and other charges we recorded in the first quarter of 2003 and the increase in our operating revenue.  Absent the impact of severance, impairment and other charges, our operating income increased by 13.1% at reported exchange rates and 9.0% at constant dollar terms.

Operating Revenue

Our operating revenue for the second quarter of 2004 grew 12.4% to $379,583 from $337,776 in the second quarter of 2003.   On a constant dollar basis our operating revenue growth was 8.6%.  Operating revenue for the first six months of 2004 grew 13.7% to $741,159 from $651,693 in the first six months of 2003.  On a constant dollar basis our operating revenue growth was 8.1%.  The increase in our operating revenue during the second quarter and first six months of 2004 resulted from growth in revenue in all four of our product and service categories, together with the effect of currency translation.

Summary of Operating Revenue

	Three months ended June 30,		% Variance 2004 vs 2003
	2004	2003	Reported Rates	Constant Dollar
Sales Force Effectiveness	$172,660	$159,613	8%	5%
Portfolio Optimization	$109,673	$99,482	10%	6%
Brand and Launch Management and Other	$52,406	$48,536	8%	4%
Consulting and Services	$44,844	$30,145	49%	44%
Operating Revenue	$379,583	$337,776	12%	9%

	Six months ended June 30,		% Variance 2004 vs 2003
	2004	2003	Reported Rates	Constant Dollar
Sales Force Effectiveness	$339,789	$311,975	9%	4%
Portfolio Optimization	$222,775	$199,932	11%	6%
Brand and Launch Management and Other	$101,186	$88,160	15%	8%
Consulting and Services	$77,409	$51,626	50%	44%
Operating Revenue	$741,159	$651,693	14%	8%

•                  Sales Force Effectiveness revenue grew primarily due to Core Xponent offerings in the United States, Canada and Europe, and growth in Asia (excluding Japan), Latin America, and acquisitions.  The decline of revenue in Japan is leveling off and we anticipate a gradual return to growth in the second half of 2004.

•                  Portfolio Optimization revenue grew primarily due to strong demand for certain of our core products, including our next generation MIDAS offering, called MIDAS Quantum; KnowledgeLink, our proprietary search engine; and NPA Market-Dynamics, our premier longitudinal offering in the United States.

•                  Brand Management, Launch Management and Other product lines revenue grew primarily due to weekly data sales and acquisitions in Europe.

•                  Consulting and Services revenue grew strongly across all our service lines, primarily in our Management Consulting service line.

Operating Costs

Our operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management, and the processing and delivery of our consulting and services.  Our operating costs grew 14.7% to $162,386 in the second quarter of 2004, from $141,547 in the second quarter of 2003 and for the first six months of 2004 grew 11.9% to $311,940 from $278,804 for the comparable period in 2003.  The increase in our operating costs was primarily due to foreign currency translation, increased cost of consulting, higher data costs to support revenue growth, and acquisitions.  The effect of foreign currency translation increased our operating costs by approximately $7,000 for the second quarter of 2004 as compared to the second quarter of 2003 and approximately $17,000 for the first six months of 2004 as compared to the first six months of 2003.  Excluding the effect of the change in foreign currency translation, our operating costs grew 9.8% in the second quarter of 2004 as compared to the second quarter of 2003 and grew 5.9% in the first six months of 2004 as compared to the first six months of 2003.

Although our operating costs decreased as a percent of revenue in the first six months of 2004 as compared to the first six months of 2003, our operating costs generally have increased at a rate greater than operating revenues in each of the last two full fiscal years.  This increase has been due to the impact of foreign currency translation, increased cost of consulting, higher data costs to support revenue growth, and acquisitions.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of the costs attributable to sales, marketing and administration, including human resources, legal, management and finance.  Our selling and administrative expenses grew 16.8% in the second quarter of 2004, to $92,412 from $79,099 in the second quarter of 2003 and grew 16.1% to $186,496 from $160,591 in the first six months of 2004 compared to the first six months of 2003, primarily due to the following factors:

•                  Foreign Currency Translation: The effect of foreign currency translation increased our selling and administrative expenses by approximately $4,000 for the second quarter of 2004 as compared to the second quarter of 2003 and approximately $12,000 for the first six months of 2004 compared to the first six months of 2003.  Excluding the effect of the change in foreign currency translation, our selling and administrative expenses grew 11.8% in the second quarter of 2004 as compared to the second quarter of 2003 and 8.9% in the first six months of 2004 as compared to the first six months of 2003.

•                  Sales and Marketing: Sales and marketing expense increased by $4,689 in the second quarter of 2004, compared to the second quarter of 2003 and increased by $9,008 in the first six months of 2004, compared to the first six months of 2003 to support operating revenue growth.

Depreciation and Amortization

Our depreciation and amortization charges increased 12.5% to $22,317 in the second quarter of 2004, from $19,831 in the second quarter of 2003, primarily due to computer software amortization associated with new products, which increased by $1,731 in the second quarter of 2004 compared to the second quarter of 2003.  Depreciation and amortization charges increased 20.2% to $44,023 in the first six months of 2004, from $36,629 in the first six months of 2003, primarily due to computer software amortization associated with new products, which increased by $6,326.

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

Trends in our Operating Margins

Our operating margins for the second quarter and first six months of 2004 were 27.0% and 26.8%, respectively, as compared to 28.8% and 21.2% in the second quarter of 2003 and first six months of 2003, respectively.  The decrease in our operating margin for the second quarter of 2004 is primarily due to increases in data costs and continuing investment in new products.  The improvement in our operating margin for the first six months of 2004 was primarily due to the absence in 2004 of the Severance, impairment and other charges of $37,220 recorded in the first quarter of 2003.

Operating margins generally have declined over the past two years and may continue to decline in future periods as we invest in acquisitions and new products and services to drive future revenue growth.

Recent acquisitions have had an adverse effect on our operating margins due to the fact that some of our acquisitions of small, niche businesses have historically experienced lower operating margins than ours, and the revenue and cost synergies that we incorporate into our business plans are not all immediately realized.  We also experience higher intangible amortization in the first several years after completing an acquisition and may incur additional costs in integrating the acquired operations into ours, both of which tend to increase our costs and thus decrease our operating margins in the initial year of each completed acquisition.

Non-Operating Income (Loss)

Our non-operating loss decreased 86.5% to a net loss of $1,680 in the second quarter of 2004 from a net loss of $12,414 in the second quarter of 2003 and grew 115.6% to a net gain of $4,241 in the six months ended June 30, 2004 from a net loss of $27,199 in the six months ended June 30, 2003.  The increase in our non-operating income was primarily due to the following factors:

•                  Gains from Investments: We had gains from investment of $2,074 during the second quarter of 2004, primarily as a result of the sale of investments in the Enterprises portfolio.  Gains from investment in the second quarter of 2003 were $32. We had gains from investment of $8,527 during the first six months of 2004, primarily as a result of the sale of investments in the Enterprises portfolio.  Losses from investment in the first six months of 2003 were $844.

•                  Other Income: Other income (expense), net, increased primarily due to net foreign exchange gains of $1,222 and $5,591 in the second quarter and first six months of 2004, respectively, compared with net foreign exchange losses of $9,282 and $16,984 in the second quarter of and first six months of 2003, respectively.

Taxes

For the six months ended June 30, 2004, our effective tax rate was impacted by approximately $15,100, primarily due to a favorable partial U.S. audit settlement.  For the six months ended June 30, 2003, our effective tax rate was impacted by approximately $69,600 due to our reassessment, based on information received in April 2003, of our liability associated with certain D&B Legacy Tax Matters and related subsequent transactions.  This is more fully described in Note 9 to the Condensed Consolidated Financial Statements (unaudited).  Further, our effective tax rate for the six months ended June 30, 2003 was affected by the favorable settlement of a non-U.S. audit which approximated $13,900.

For all periods presented, our effective tax rate was reduced as a result of global tax planning initiatives.  While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully implement such initiatives to reduce or maintain our overall tax rate.

TriZetto

In the first quarter of 2003, we recorded an impairment charge of $14,842, net of taxes of $9,565, to write down our investment in TriZetto following the continued significant decline in the market value of TriZetto shares below our carrying value.  We concluded that this decline was other-than-temporary in accordance with Staff Accounting Bulletin (“SAB”) No. 59, “Views on Accounting for Noncurrent Marketable Equity Securities.”  As of March 31, 2003, TriZetto shares closed at $4.13 compared to our book value per share of $6.14 prior to recording the impairment charge.  As of June 30, 2004, the market value of TriZetto exceeded our carrying value by approximately $40,310.  There can be no assurance that TriZetto shares will continue to trade above our carrying value or that further impairment charges will not be required.

A charge for TriZetto equity loss, net, of $303 and $1,269 was recorded in the three and six months ended June 30, 2004, respectively and losses of $66 and $399 were recorded in the three and six months ended June 30, 2003, respectively.  We do not control TriZetto and our results may be significantly affected by our share of its income or losses.

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which we operate for the three and six months ended June 30, 2004 and 2003:

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended June 30, 2004:
Operating revenue (4)	$172,492	$156,669	$50,422	—	$379,583
Operating income (5)	$75,712	$32,310	$25,350	$(30,904)	$102,468
Six months ended June 30, 2004:
Operating revenue (4)	$339,403	$299,373	$102,383	—	$741,159
Operating income (5)	$148,482	$56,200	$54,048	$(60,030)	$198,700
Three months ended June 30, 2003:
Operating revenue (4)	$160,424	$133,927	$43,425	—	$337,776
Operating income (5)	$72,332	$28,394	$24,568	$(27,995)	$97,299
Six months ended June 30, 2003:
Operating revenue (4)	$311,729	$247,936	$92,028	—	$651,693
Operating income (5)	$139,824	$44,750	$53,184	$(99,309)	$138,449

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

Americas Region

Operating revenue growth in the Americas region was 7.5% in the second quarter of 2004, compared to the second quarter of 2003, primarily due to strong performance in the consulting and services business in the U.S., and continued strength of the sales force effectiveness and portfolio optimization business lines, particularly in Canada.  Operating revenue growth was 8.9% in the first six months of 2004, compared to the first six months of 2003, primarily due to increased demand in all areas of the region for our core sales force effectiveness and portfolio optimization offerings.  Growth was also strong in our consulting and services line in the United States.

Operating income growth in the Americas region was 4.7% in the second quarter of 2004, compared to the second quarter of 2003.  Operating income growth lagged revenue growth due to investment in global consulting capabilities and higher data collection costs to support new products. Operating income growth was 6.2% in the first six months of 2004, compared to the first six months of 2003, primarily due to increased revenue offset by increased costs of data, investments in product development and acquisitions.

Europe Region

Operating revenue growth in the Europe region was 17.0% in the second quarter of 2004, compared to the second quarter of 2003, primarily due to growth in core sales force effectiveness, our next-generation MIDAS offering, our services and consulting business, weekly data sales as well as foreign exchange.  Operating revenue growth was 20.7% in the first six months of 2004, compared to the first six months of 2003, primarily due to strong growth in the consulting and services business and the sales force effectiveness business line, as well as foreign exchange.

Operating income in the Europe region increased by 13.8% in the second quarter of 2004, compared to the second quarter of 2003.  The operating income growth in 2004 was primarily driven by operating revenue growth and foreign exchange. Operating income growth was 25.6% in the first six months of 2004, compared to the first six months of 2003, primarily driven by operating revenue growth, efforts to control costs and foreign exchange.

Asia Pacific Region

Operating revenue in the Asia Pacific region increased 16.1% in the second quarter of 2004, compared to the second quarter of 2003, primarily due to a return to growth in Japan, continued strong growth in the rest of the region and foreign exchange. Operating revenue growth was 11.3% in the first six months of 2004, compared to the first six months of 2003, primarily due to strong growth in the region outside of Japan and foreign exchange, partially offset by the decline in Japan.  The decline in operating revenue in Japan was due to a data supplier issue that resulted in the interruption of the data supply used in a weekly product.  We discontinued that product at the end of the first quarter of 2003 and it has not yet been replaced with a new product, causing the revenue decline.

Operating income in the Asia Pacific region increased by 3.2% in the second quarter of 2004, compared to the second quarter of 2003, primarily due to the operating revenue issues discussed above. Operating income growth was 1.6% in the first six months of 2004, compared to the first six months of 2003.  The decline in operating margin in the region was due to the impact of the revenue decline in Japan from the discontinuation of the weekly product; because costs are primarily fixed in nature, the revenue decline produced an operating income decline.  In addition, we are incurring expenses to develop new products and services in Japan that are intended to replace and grow those revenues lost from the discontinuation of the weekly product.

How Exchange Rates Affect Our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar may increase the volatility of our U.S. Dollar operating results.  We enter into forward foreign currency contracts to partially offset the effect of currency fluctuations.  In 2004, foreign currency translation increased our U.S. Dollar revenue growth by approximately 3.8 percentage points in the second quarter and 5.6 percentage points in the first six months, while the impact on our operating income growth was an approximate increase of 2.0 percentage points in the second quarter and 4.1 percentage points in the first six months.

Our non-U.S. monetary assets are maintained in currencies other than the U.S. Dollar, principally the Euro, the Japanese Yen, the British Pound, the Swiss Franc and the Canadian Dollar.  Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. Dollar are charged or credited to Cumulative translation adjustment in our Condensed Consolidated Statements of Shareholders’ Equity (unaudited).  The effect of exchange rate changes during 2004 decreased our U.S. Dollar amount of Cash and cash equivalents by $1,608.

Liquidity and Capital Resources

On February 6, 2003, we divested CTS through a split-off transaction, and as a result, our share of CTS results are presented as discontinued operations for 2003 through the date of divestiture (see Note 6 to our unaudited Condensed Consolidated Financial Statements).

Our cash and cash equivalents increased $27,465 during the first six months of 2004 to $371,897 at June 30, 2004 compared to $344,432 at December 31, 2003.  The increase primarily reflects cash we generated from operating activities of $161,392, offset by cash used in investing and financing activities of $53,766 and $78,553, respectively.  Including the change in short-term marketable securities, which is included in cash used in investing activities, our cash and cash equivalents and short-term marketable securities increased to $399,718 at June 30, 2004 compared to $384,540 at December 31, 2003, an increase of $15,178.

We currently expect that we will use our cash and cash equivalents primarily to fund:

•      development of software to be used in our new products and capital expenditures to expand and upgrade our information technology capabilities and to build or acquire facilities to house our growing business (we currently expect to spend approximately $80,000 to $90,000 during 2004 for software development and capital expenditures);

•      acquisitions;

•      share repurchases;

•      dividends to our shareholders (if dividends continue at our first and second quarter of 2004 levels, we would expect dividends for 2004 to be $0.08 per share or approximately $19,000); and

•      payments for tax related matters, including the D&B Legacy Tax Matters discussed further in Note 9 to our Condensed Consolidated Financial Statements (unaudited).  We currently expect payments for certain of the D&B Legacy Tax Matters to be up to approximately $42,000 in the second half of 2004.

Net cash provided by operating activities amounted to $161,392 for the six months ended June 30, 2004, an increase of $1,472 over the comparable period in 2003.  The increase relates primarily to higher income from continuing operations in the first half of 2004, offset by the funding of income taxes, accrued and other current liabilities during the six months ended June 30, 2004, and the payment from Nielsen Media Research in 2003, as discussed in Note 9 to the Condensed Consolidated Financials Statements (unaudited), with no comparable payment in the same period in 2004

Net cash used in investing activities amounted to $53,766 for the six months ended June 30, 2004, a decrease in cash used of $49,389 over the comparable period in 2003.  The lower cash requirements during the first six months of 2004 relate primarily to the fact that we only made net payments of $19,275 for acquisitions during the first six months of 2004, compared to net payments made for acquisitions of $48,966 during the comparable period in 2003.  We also had a $15,620 reduction in funding requirements for short-term marketable securities for the first half of 2004 compared with 2003.

Net cash used in financing activities amounted to $78,553 for the six months ended June 30, 2004, an increase of $38,629 over the comparable period in 2003.  This increase was primarily due to an increase of $110,734 for payments to purchase our stock during the first six months of 2004 compared with the comparable period in 2003, offset by a $58,465 increase in proceeds we received from the exercise of stock options by our employees and a $14,038 net increase in our borrowings during the first six months of 2004 compared with the comparable period in 2003.

Our financing activities include cash dividends we paid of $0.02 per share quarterly, which amounted to $9,500 and $9,785 during the first six months of 2004 and 2003, respectively.  The payments and level of cash dividends made by us are reviewed quarterly and are subject to the discretion of our Board of Directors.  Any future dividends, other than the $0.02 per share dividends for the first and second quarters of 2004, which were declared by our Board of Directors in February 2004 and April 2004, respectively, will be based on, and affected by, a number of factors, including our operating results and financial requirements.

Tax and other Contingencies

We are exposed to certain known tax and other contingencies that are material to our investors.  The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Note 9 to our Condensed Consolidated Financial Statements (unaudited) for the period ended June 30, 2004.  We do not know of any material tax or other contingencies, other than those described in Note 9 to our Condensed Consolidated Financial Statements (unaudited).

These contingencies may have a material effect on our liquidity, capital resources or results of operations.  Although we have established reserves for D&B Legacy Tax Matters, a 1998 non-U.S. tax reorganization and certain tax return positions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, the actual liability for these matters may exceed the amount of the reserve.  We have not established any reserves in respect of the other contingencies described in Note 9 to the Condensed Consolidated Financial Statements (unaudited).  In addition, even where our reserves are adequate, the incurrence of any of these liabilities may have a material effect on our liquidity and the amount of cash available to us for other purposes.

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

On February 10, 2004, our Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  As of June 30, 2004, approximately 7,500 shares remained available for repurchase under the February 2004 program.

On April 15, 2003, our Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  We completed in May 2004 at a total cost of $243,520.

On July 19, 2000, our Board of Directors authorized a stock repurchase program to buy up to 40,000 shares.  We completed in June 2003 at a total cost of $868,314.

During the six months ended June 30, 2004, we repurchased approximately 8,057 shares of outstanding common stock under these programs, including the repurchase of 4,600 shares on January 9, 2004 pursuant to an accelerated share repurchase program (“ASR”).  The ASR agreement provides for the final settlement of the contract in either cash or additional shares of our common stock at our sole discretion.  We were required to pay an additional $942 as the final settlement amount based on an increase in our share price over the settlement period.  The total cost of the shares repurchased during the six months ended June 30, 2004 was $204,284.

Shares acquired through our repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18.

Debt

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility.  At June 30, 2004, our debt totaled $634,604, and management does not believe that this level of debt poses a material risk to us due to the following factors:

•      in each of the last two years, we have generated strong net cash provided by operating activities in excess of $300,000;

•      at June 30, 2004, we had $399,718 in worldwide cash and cash equivalents and short-term marketable securities;

•      at June 30, 2004, we had $218,700 of unused debt capacity under our existing bank credit facilities ($18,700 and $200,000 available under our long and short-term lines, respectively); and

•      we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

We had borrowing arrangements with several domestic and international banks to provide lines of credit up to $700,000 at June 30, 2004.  Total borrowings under these existing lines were $481,300 and $407,600 at June 30, 2004 and December 31, 2003, respectively, of which $230,000 and $407,600 were classified as short-term and $251,300 and $0 were classified as long-term as of June 30, 2004 and December 31, 2003, respectively.

On April 5, 2004, we entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced our lines of credit with several domestic and international banks.  The Unsecured Facility is comprised of $430,000 of short-term lines that expire April 2005 and $270,000 of long-term lines expiring April 2007.  In general, rates for borrowing under both the short-term and long-term components are LIBOR plus 45 basis points and can vary based on our Debt to EBITDA ratio.  The weighted average interest rates for our short-term lines were 1.86% and 1.61% at June 30, 2004 and December 31, 2003, respectively.  The weighted average interest rates for our long-term lines were 1.88% and 1.84% at June 30, 2004 and December 31, 2003, respectively.  In addition, we will pay a commitment fee on the unused portion of the short-term and long-term facilities of 0.08% and 0.10%, respectively.

We define long-term lines as those where the lines are non-cancelable for more than 365 days from the balance sheet date by the financial institutions except for specified violations of the provisions of the agreement.  Borrowings under these three-year facilities are short-term in nature; however, we have the ability and the intent to refinance the short-term borrowings as they come due through April 2007.  At June 30, 2004, we reclassified $251,300 of our short-term debt outstanding as long-term debt in accordance with the provisions of SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

Our total debt of $634,604 and $561,991 at June 30, 2004 and December 31, 2003, respectively, included $150,000 of five-year private placement debt (as further discussed below), and $3,304 and $4,391 at June 30, 2004 and December 31, 2003, respectively, related primarily to cash overdrafts, certain capital leases, mortgages and an adjustment to the carrying amount of fair value hedged debt.  At June 30, 2004, we had $18,700 and $200,000 available under our long and short-term lines of credit, respectively.

During the fourth quarter of 2001, we renegotiated with several banks and entered into three-year lines of credit for borrowings of up to $175,000.  Borrowings had maturity dates of up to 90 days from their inception.  These lines of credit were due to mature in 2004 and as such $175,000 was reclassified to short-term as of December 31, 2003.

In March and April 2002, we entered into interest rate swaps on a portion of our variable rate debt portfolio.  These arrangements convert the variable interest rates to a fixed interest rate on a notional amount of $75,000 and mature at various times from March 2005 through April 2006.  The fixed rates range from 4.05% to 5.08%.  We accounted for the interest rate swaps as cash flow hedges and we recorded any changes in fair value in Other Comprehensive Income, in our Condensed Consolidated Statements of Shareholders’ Equity (unaudited).  We determine the fair values based on estimated prices quoted by financial institutions.  The mark-to-market adjustment for the three and six months ended June 30, 2004 was an unrealized net loss of $870 and $976, respectively.

In January 2003, we closed a private placement transaction pursuant to which we issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  We used the proceeds to pay down short-term debt.  We also swapped $100,000 of our fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  We accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  We determined the fair values based on estimated prices quoted by financial institutions.  The cumulative fair value adjustment to the swap as of June 30, 2004 was a decrease of $113.

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements and the 2003 private placement transaction, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At June 30, 2004, we were in compliance with these financial debt covenants and we anticipate that we will remain in compliance with the covenants over the term of the borrowing arrangements.

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

	Severance related charges	Contract related charges	Asset write-downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 Utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 Utilization	(1,097)	(1,847)	—	(2,944)
Adjustments	(1,746)	67	1,679	—
Balance at June 30, 2004	$918	$13,480	$0	$14,398

The cash portion of the first quarter charge amounted to $30,586, of which we paid approximately $13,244 during 2003 and $2,944 during the six months ended June 30, 2004, related primarily to employee termination benefits and contract-related charges.  The remaining accrual of $14,398 at June 30, 2004 relates to lease obligations and continuing payments related to employee termination benefits.

We expect that cash outlays will be applied against the $14,398 balance remaining as follows:

Year Ended December 31,	Cash Outlays
2004	$2,948
2005	7,917
2006	923
2007	752
2008	228
Thereafter	1,630
Total	$14,398

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

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”).  FIN 46 requires all Variable Interest Entities (“VIEs”) to be consolidated by the primary beneficiary.  The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE.  In addition, FIN 46 expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interest, but not the majority.  In December 2003, the FASB issued Interpretation 46R, “Consolidation of Variable Interest Entities” (revised December 2003), (“FIN 46R”) which further clarified the provisions of FIN 46 and delayed the effective date for applying the provisions of FIN 46 until the end of the first quarter of 2004 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003.  The adoption of FIN 46R did not have a material impact on our financial position, results of operations or cash flows for the three and six months ended June 30, 2004.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” an amendment of SFAS Nos. 87, “Employers’ Accounting for Pensions”, 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits,” and 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and a revision of SFAS No. 132.  SFAS No. 132 (revised 2003) requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans, but does not change the measurement or recognition of such plans.  The new disclosure requirements contained in SFAS No. 132 (revised 2003) are effective for fiscal years ending after December 15, 2003, with a delayed effective date for certain disclosures, for foreign plans, and for non-public entities.  We have adopted all aspects of SFAS No. 132 (revised 2003) for all foreign and non-foreign plans, with the exception of the estimated future benefit payment disclosure.  This requirement is first effective for fiscal years ending after June 15, 2004.  Additionally, we are required to disclose components of the net benefit cost in quarterly financial statements beginning with the first quarter of 2004.  This interim disclosure information is included in Note 11 to the Condensed Consolidated Financial Statements (unaudited).  The adoption of SFAS No. 132 (revised 2003) did not have a material impact on our financial position, results of operations or cash flows for the three and six months ended June 30, 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law in the U.S.  The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In May 2004, the FASB issued Staff

Position No. (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  This statement requires entities to disclose the effects of the Act and to assess the impact of the subsidy on the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost in the first interim period beginning after June 15, 2004.  The effective date for us is the quarter ending September 30, 2004.  We are currently evaluating the impact of the Act on our postretirement benefit plan.

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

Consequently, all the forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including, but not limited to, the information contained under this heading and our Condensed Consolidated Financial Statements (unaudited) and notes thereto for the three and six months ended June 30, 2004 and by the material set forth under the headings “Business” and “Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2003.  We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

Critical Accounting Policies

Income Taxes.  In addition to the tax items discussed in Note 9 to the Condensed Consolidated Financial Statements (unaudited), we have tax reserves of approximately $27,500 that relate to various positions we have taken on tax returns filed in numerous countries over the last several years.  These reserves represent our best estimate of the probable liability should the tax return positions be challenged by the relevant tax authorities.  While the amount is material in the aggregate, no individual item is material and no single event will have a material impact related to these reserves.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item is set forth in “Note 10. Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements (unaudited) on pages 24 through 26 hereof.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of June 30, 2004 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)                                 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth in “Note 9. Contingencies” in the Notes to the Condensed Consolidated Financial Statements (unaudited) on pages 13 through 24 hereof.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about the purchase by the Company during the quarter ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs(2)

April 1-30, 2004	—	—	—	—
May 1-31, 2004	1,097,900	24.77	1,097,900	9,032,100
June 1-30, 2004	1,502,500	24.68	1,502,500	7,529,600
Total	2,600,400	24.72	2,600,400	7,529,600

(1)          All shares were repurchased through the Company’s publicly announced stock repurchase programs.

(2)          On April 15, 2003, the Company announced a stock repurchase program to buy up to 10,000,000 shares of the Company’s common stock.  The Company completed the April 2003 program during the quarter ended June 30, 2004.  On February 10, 2004, the Company announced a stock repurchase program to buy up to 10,000,000 shares of the Company’s common stock.  Unless terminated earlier by resolution of the Company’s Board of Directors, this program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  As of June 30, 2004, 2,470,400 shares had been purchased under the February 2004 program.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of IMS Health Incorporated was held on May 7, 2004.

The following nominees for director named in the Proxy Statement dated March 22, 2004 were elected at the Meeting by the votes indicated:

	For	Withheld

James D. Edwards	189,962,989	7,016,746

David M. Thomas	188,650,488	8,329,247

William C. Van Faasen	189,935,052	7,044,683

The votes in favor of the election of the nominees represent at least 96% of the shares present at the meeting.

Approval of the appointment of PricewaterhouseCoopers LLP as Independent Public Accountants was approved by the following vote:

	For	Against	Abstain

Number of Shares	190,015,208	5,400,740	1,563,783

Approval of the Shareholder Proposal to Elect Each Director Annually:

Number of Shares	130,602,609	41,061,132	1,769,706

Approval of the Shareholder Proposal Regarding Shareholder Input Regarding Golden Parachutes:

Number of Shares	73,586,515	95,992,379	3,854,550

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits:

Exhibit Number	Description of Exhibits

10.1

Amended and Restated Indemnity and Joint Defense Agreement among VNU N.V., VNU Inc., AC Nielsen Corporation, Neilsen Media Research Inc., R.H. Donnelley Corporation, The Dun & Bradstreet Corporation, Moody’s Corporation and IMS Health Incorporated, dated July 30, 2004.

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on 8-K:

A report on Form 8-K was filed on April 20, 2004 to present under Item 12, Results of Operations and Financial Condition, the Press Release regarding IMS Health’s financial results for its 2004 first quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMS Health Incorporated

	By:	/s/ Nancy E. Cooper
Date: August 3, 2004		Nancy E. Cooper
Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ Leslye G. Katz
Date: August 3, 2004		Leslye G. Katz
Vice President, Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1

Amended and Restated Indemnity and Joint Defense Agreement among VNU N.V., VNU Inc., AC Nielsen Corporation, Neilsen Media Research Inc., R.H. Donnelley Corporation, The Dun & Bradstreet Corporation, Moody’s Corporation and IMS Health Incorporated, dated July 30, 2004.

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002