Form 10-Q
period 2004-09-30
IMS HEALTH INC
filed 2004-11-05
CIK 1058083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding At September 30, 2004
Common Stock, par value $.01 per share	231,952,786

IMS HEALTH INCORPORATED

INDEX TO FORM 10-Q

PAGE(S)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Financial Position
As of September 30, 2004 and December 31, 2003	3

Condensed Consolidated Statements of Income
Three Months Ended September 30, 2004 and 2003	4

Condensed Consolidated Statements of Income
Nine Months Ended September 30, 2004 and 2003	5

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004 and 2003	6

Notes to Condensed Consolidated Financial Statements	7-34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35-52

Item 3. Quantitative and Qualitative Disclosures About Market Risk	53

Item 4. Controls and Procedures	53

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	54

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	54

Item 6. Exhibits	54

SIGNATURES	55

EXHIBIT INDEX	56

PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of September 30, 2004	As of December 31, 2003
Assets:
Current Assets:
Cash and cash equivalents	$403,633	$344,432
Short-term marketable securities	22,241	40,108
Accounts receivable, net of allowances of $6,044 and $4,429 in 2004 and 2003, respectively	256,929	271,268
Other current assets	141,678	123,121
Total Current Assets	824,481	778,929
Securities and other investments	10,687	14,988
TriZetto equity investment (Note 8)	41,682	42,742
Property, plant and equipment, net of accumulated depreciation of $181,137 and $174,472 in 2004 and 2003, respectively	138,788	141,282
Computer software	210,153	198,558
Goodwill	265,377	247,958
Other assets	228,598	219,881
Total Assets	$1,719,766	$1,644,338

Liabilities, Minority Interests and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$47,036	$47,513
Accrued and other current liabilities	163,849	190,478
Short-term debt	241,477	409,941
Accrued income taxes	138,349	67,369
Short-term deferred tax liability	9,472	9,248
Deferred revenues	101,215	112,076
Total Current Liabilities	701,398	836,625
Postretirement and postemployment benefits	92,359	86,920
Long-term debt (Note 10)	392,927	152,050
Other liabilities	234,292	277,313
Total Liabilities	$1,420,976	$1,352,908

Commitments and contingencies (Note 9)
Minority Interests	$101,361	$101,853
Shareholders’ Equity:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares at September 30, 2004 and December 31, 2003, respectively	$3,350	$3,350
Capital in excess of par	478,849	490,297
Retained earnings	1,987,130	1,789,503
Treasury stock, at cost, 103,093 and 96,706 shares at September 30, 2004 and December 31, 2003, respectively	(2,204,842)	(2,032,748)
Cumulative translation adjustment	(45,241)	(37,255)
Minimum pension liability adjustment, net of taxes of $10,806 at September 30, 2004 and December 31, 2003	(21,963)	(21,963)
Unrealized loss on changes in fair value of cash flow hedges, net of tax	(940)	(2,299)
Unrealized gains on investments, net of taxes of $585 and $373 at September 30, 2004 and December 31, 2003, respectively	1,086	692
Total Shareholders’ Equity	$197,429	$189,577
Total Liabilities, Minority Interests and Shareholders’ Equity	$1,719,766	$1,644,338

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended September 30,
	2004	2003

Operating Revenue	$384,171	$345,978

Operating costs	163,465	142,457
Selling and administrative expenses	94,460	77,181
Depreciation and amortization	23,355	18,398
Operating Income	102,891	107,942
Interest income	1,834	739
Interest expense	(4,751)	(3,688)
Gains from investments, net	2,188	1,964
Gain (loss) on issuance of investees’ stock, net	31	(143)
Other expense, net	(3,342)	(1,117)
Non-Operating Income (Loss), Net	(4,040)	(2,245)
Income before provision for income taxes	98,851	105,697
Provision for income taxes (Note 12)	(33,881)	(36,702)
TriZetto equity income, net of income taxes of $(427) and $(141) for 2004 and 2003, respectively	662	218
Net Income	$65,632	$69,213

Basic Earnings Per Share of Common Stock	$0.28	$0.29

Diluted Earnings Per Share of Common Stock	$0.28	$0.29

Weighted average number of shares outstanding – basic	232,981	239,141
Dilutive effect of shares issuable as of period-end under stock option plans	4,048	2,593
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	118	64
Weighted Average Number of Shares Outstanding – Diluted	237,147	241,798

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Nine Months Ended September 30,
	2004	2003

Operating Revenue	$1,125,330	$997,671

Operating costs	475,405	421,260
Selling and administrative expenses	280,956	237,773
Depreciation and amortization	67,378	55,027
Severance, impairment and other charges	—	37,220
Operating Income	301,591	246,391
Interest income	4,899	3,257
Interest expense	(13,184)	(11,662)
Gains from investments, net	10,715	1,120
Loss on issuance of investees’ stock, net	(60)	(404)
Other expense, net	(2,169)	(21,755)
Non-Operating Income (Loss), Net	201	(29,444)
Income before provision for income taxes	301,792	216,947
Provision for income taxes (Note 12)	(89,354)	(130,514)
TriZetto equity loss, net of income taxes of $393 and $117 for 2004 and 2003, respectively	(607)	(181)
TriZetto impairment charge, net of income taxes of $9,565 for 2003	—	(14,842)
Income from continuing operations	211,831	71,410
Income from discontinued operations, net of income taxes of $1,237 for 2003 (Note 6)	—	2,779
Gain on discontinued operations (Note 6)	—	495,053
Net Income	$211,831	$569,242

Basic Earnings Per Share of Common Stock:
Income from continuing operations	$0.90	$0.29
Income from discontinued operations	—	2.02
Basic Earnings Per Share of Common Stock	$0.90	$2.31

Diluted Earnings Per Share of Common Stock:
Income from continuing operations	$0.89	$0.29
Income from discontinued operations	—	2.01
Diluted Earnings Per Share of Common Stock	$0.89	$2.30

Weighted average number of shares outstanding – basic	234,369	246,776
Dilutive effect of shares issuable as of period-end under stock option plans	4,380	1,058
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	464	83
Weighted Average Number of Shares Outstanding – Diluted	239,213	247,917

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$211,831	$569,242
Less income from discontinued operations and gain on disposal	—	(497,832)
Income from continuing operations	211,831	71,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,378	55,027
Bad debt expense	1,000	864
Deferred income taxes	8,710	10,436
Gains from investments, net	(10,715)	(1,120)
Loss on issuance of investees’ stock, net	60	404
TriZetto equity loss, net	607	181
TriZetto impairment charge, net	—	14,842
Minority interests in net income of consolidated companies	4,397	6,189
Non-cash stock compensation charges	2,345	2,303
Non-cash portion of severance, impairment and other charges	—	6,576
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net decrease in accounts receivable	19,207	298
Net increase in inventory	(2,305)	(377)
Net increase in prepaid expenses and other current assets	(15,704)	(7,380)
Net decrease in accounts payable	(1,769)	(3,431)
Net decrease in accrued and other current liabilities	(23,855)	(224)
Net (decrease) increase in accrued severance, impairment and other charges	(5,252)	10,219
Net decrease in deferred revenues	(12,470)	(10,234)
Net increase in accrued income taxes	19,161	77,722
Net decrease in pension assets, net of liabilities	1,162	435
Net decrease in other long-term assets	2,269	3,061
Net tax benefit on stock option exercises	8,424	799
Nielsen Media Research payment received in respect of D&B Legacy Tax Matters	—	37,025
Net Cash Provided by Operating Activities	274,481	275,025
Cash Flows Used in Investing Activities:
Capital expenditures	(14,271)	(12,948)
Additions to computer software	(58,259)	(56,743)
Investments in short-term marketable securities	17,867	(9,783)
Payments for acquisitions of businesses, net of cash acquired	(23,078)	(52,237)
Funding of venture capital investments	(500)	(1,200)
Other investing activities, net	3,722	1,296
Net Cash Used in Investing Activities	(74,519)	(131,615)
Cash Flows Used in Financing Activities:
Net increase (decrease) in debt	70,801	(156,380)
Borrowings under private placement	—	150,000
Payments for purchase of treasury stock	(277,075)	(97,936)
Proceeds from exercise of stock options	80,923	11,545
Dividends paid	(14,204)	(14,575)
Proceeds from employee stock purchase plan	1,841	1,382
Increase in cash overdrafts	2,932	1,246
Payments to minority interests	(4,889)	(6,953)
Refund of cash portion of Synavant spin-off dividend	—	4,863
Net Cash Used in Financing Activities	(139,671)	(106,808)
Effect of Exchange Rate Changes	(1,090)	6,088
Increase in Cash and Cash Equivalents	59,201	42,690
Cash and Cash Equivalents, Beginning of Period	344,432	264,732
Cash and Cash Equivalents, End of Period	$403,633	$307,422

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

The Company operates in more than 100 countries.  The Company also owns a venture capital unit, Enterprise Associates, LLC (“Enterprises”), which is focused on investments in emerging businesses, and a 25.7% equity interest in The TriZetto Group, Inc. (“TriZetto”), at September 30, 2004.

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

Note 3.   Summary of Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”).  FIN 46 requires all Variable Interest Entities (“VIEs”) to be consolidated by the primary beneficiary.  The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE.  In addition, FIN 46 expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interest, but not the majority.  In December 2003, the FASB issued Interpretation 46R, “Consolidation of Variable Interest Entities” (revised December 2003), (“FIN 46R”) which further clarified the provisions of FIN 46 and delayed the effective date for applying the provisions of FIN 46 until the end of the first quarter of 2004 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003.  The adoption of FIN 46R did not have a material impact on the Company’s financial position, results of operations or cash flows for the three and nine months ended September 30, 2004.

In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” an amendment of SFAS Nos. 87, “Employers’ Accounting for Pensions”, 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits,” and 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and a revision of SFAS No. 132.  SFAS No. 132 (revised 2003) requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans, but does not change the measurement or recognition of such plans.  The new disclosure requirements contained in SFAS No. 132 (revised 2003) are effective for fiscal years ending after December 15, 2003, with a delayed effective date for certain disclosures, for foreign plans, and for non-public entities.  The Company has adopted all aspects of SFAS No. 132 (revised 2003) for all foreign and non-foreign plans, with the exception of the estimated future benefit payment disclosure.  This requirement was first effective for fiscal years ending after June 15, 2004.  Additionally the Company is required to disclose components of the net benefit cost in the quarterly financial statements beginning with the first quarter of 2004.  This interim disclosure information is included in Note 11.  The adoption of SFAS No. 132 (revised 2003) did not have a material impact on the Company’s financial position, results of operations or cash flows for the three and nine months ended September 30, 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law in the U.S.  The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In May 2004, the FASB issued Staff Position No. (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  This statement requires entities to disclose the effects of the Act and to assess the impact of the subsidy on the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost in the first interim period beginning after June 15, 2004.  FAS 106-2 was first effective for the quarter ended September 30, 2004.  The adoption of FAS 106-2 did not have a material effect on the Company’s financial position, results of operations or cash flows for the three and nine months ended September 30, 2004.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
Net Income:	As reported	$65,632	$69,213	$211,831	$569,242
	Add: Stock-based employee compensation expense included in reported net income, net of tax	677	586	2,334	1,760
	Deduct: Total stock-based employee compensation expense under fair value method for all awards, net of tax	(6,818)	(5,136)	(19,888)	(16,011)
	Pro forma	$59,491	$64,663	$194,277	$554,991
Earnings Per Share:
Basic:	As reported	$0.28	$0.29	$0.90	$2.31
	Pro forma	$0.26	$0.27	$0.83	$2.25

Diluted:	As reported	$0.28	$0.29	$0.89	$2.30
	Pro forma	$0.25	$0.27	$0.81	$2.24

For a description of the Company’s other critical accounting policies, please refer to the Company’s 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 5.   Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach.  During the nine months ended September 30, 2004, the Company completed five acquisitions for an aggregate cost of $19,757.  The acquisitions were Source Belgium S.A. (Belgium), H.E.D.M. Bvba (Belgium), SciCon Wissenschaftliche Unternehmensberatung GmbH (Germany), Groupe PR (France) and Institute for Medical Marketing Research (Sweden) and were accounted for under the purchase method of accounting.  As such, the aggregate purchase price has been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date.  The purchase price allocations will be finalized after completion of the valuation of certain assets and liabilities.  Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company’s results of operations.  The Condensed Consolidated Financial Statements (unaudited) include the results of these acquired companies subsequent to the closing of the acquisitions.  Had each of these acquisitions occurred as of January 1, 2004 or 2003, the impact on the Company’s results of operations would not have been significant.  Goodwill of approximately $11,966 was recorded in connection with these acquisitions, none of which is deductible for tax purposes.

During the nine months ended September 30, 2003, the Company completed five acquisitions with an aggregate cost of $58,238.  These acquisitions were Data Niche Associates, Inc. (U.S.), Azyx Polska Geopharma Information Services, Sp.z.o.o. (Poland), Azyx Serviços de Geomarketing Farmacéutico, Ltda. (Portugal), Interpharma Asia Pacific’s healthcare consulting business (China) and Rx Canada, Inc. (Canada).  These were accounted for under the purchase method of accounting.  As such, the aggregate purchase price was allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date.  The Condensed Consolidated Financial Statements (unaudited) include the results of these acquired companies subsequent to the closing of the acquisitions.  Had these acquisitions occurred as of January 1, 2003, the impact on the Company’s results of operations would not have been significant.  Goodwill of approximately $35,926 was recorded in connection with these acquisitions, of which $26,990 is deductible for tax purposes.

The Company made tax related and other acquisition related payments during the nine months ended September 30, 2003.  Accordingly, additional goodwill of $4,509 was recorded.  This included a reduction of $3,012 related to the deferred tax liabilities resulting from intangible assets which are not amortizable for tax purposes.

Further, during October 2004, the Company completed its sixth acquisition of 2004 for a cost of $23,500, including estimated costs of completing the acquisition.  This acquisition will be accounted for under the purchase method of accounting and the purchase price will be allocated to the assets and liabilities acquired based on estimated fair values as of the closing date.  Had this acquisition occurred as of January 1, 2004 or 2003, the impact on the Company’s results of operations would not have been significant.

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

Note 7.   Goodwill and Intangible Assets

During the first nine months of 2004, the Company recorded additional goodwill of $17,899 related primarily to the preliminary allocation of purchase price for the five acquisitions completed in 2004 (see Note 5) and payments on earn-out agreements on certain acquisitions completed prior to 2004.  As of September 30, 2004, goodwill amounted to $265,377.

All of the Company’s acquired intangibles are subject to amortization.  Intangible asset amortization expense was $2,970 and $8,703, during the three and nine months ended September 30,

2004, respectively.  At September 30, 2004, intangible assets were primarily composed of Customer Relationships, Databases and Trade Names (principally included in Other assets) and Computer software.  The gross carrying amounts and related accumulated amortization of these intangibles were $74,987 and $20,580, respectively, at September 30, 2004 and $58,752 and $9,975, respectively, at September 30, 2003.  These intangibles are amortized over periods ranging from two to fifteen years with a weighted average life of 7.7 years.  The weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted average amortization (years) period
Customer Relationships	8.4
Computer Software and Algorithms	9.8
Databases	4.9
Trade Names	3.7
Other	4.5
Weighted average	7.7

Customer relationships accounted for the largest portion of the Company’s acquired intangibles at September 30, 2004.  In accordance with the principles of SFAS No. 142, “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” when determining the value of customer relationships for purposes of allocating the purchase price of an acquisition, the Company looks at existing customer contracts of the acquired business to determine if they represent a reliable future source of income and hence, a valuable intangible asset for the Company.  The Company determines the fair value of the customer relationships based on the estimated future benefits the Company expects from the acquired customer contracts.  In performing its evaluation and estimation of the useful life of customer relationships, the Company looks to the historical growth rate of operating revenue of the acquired company’s existing customers as well as the historical attrition rates.

Based on current estimated useful lives, amortization expense associated with intangible assets at September 30, 2004 is estimated to be approximately $3,000 for the last quarter of 2004.  Annual amortization expense associated with intangible assets is estimated to be as follows:

Year Ended December 31,	Amortization expense
2005	$11,602
2006	10,260
2007	7,985
2008	5,613
2009	4,598
Thereafter	$11,390

Note 8.   Investments in Equity Investees

The Company’s investment in TriZetto is accounted for under the equity method of accounting.  The Company’s share of the adjusted operating results of TriZetto amounted to a gain of $662 and a loss of $607 for the three and nine months ended September 30, 2004, respectively (net of income taxes of $(427) and $393, respectively).  The Company’s share of the adjusted operating results of TriZetto amounted to a gain of $218 and a loss of $181 for the three and nine months ended September 30, 2003, respectively (net of income taxes of $(141) and $117, respectively).

The Company performs a periodic assessment in accordance with its policy to determine whether an other-than-temporary decline in fair value has occurred.  Based on this assessment, an impairment charge of $14,842, net of taxes of $9,565, was recorded in the first quarter of 2003, to write down the Company’s investment in TriZetto following the continued significant decline in the market value of TriZetto shares below the Company’s carrying value.  The Company concluded that these declines were other-than-temporary in accordance with Staff Accounting Bulletin (“SAB”) No. 59, “Views on Accounting for Noncurrent Marketable Equity Securities,” and the impairment charge recorded brought the Company’s book value in TriZetto down to TriZetto’s March 31, 2003 market value.  As of September 30, 2004, the market value of TriZetto exceeded the carrying value by approximately $29,111.

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

The Company routinely enters into agreements with its suppliers to acquire data and with its customers to sell data, all in the normal course of business.  In these agreements, the Company sometimes agrees to indemnify and hold harmless the other party for any damages such other party may suffer as a result of potential intellectual property infringement and other claims.  These indemnities typically have terms of approximately two years.  The Company has not accrued a liability with respect to these matters, as the exposure is considered remote.

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

D&B Legacy and Related Tax Matters.  During the second quarter of 2003, the IRS issued an agent’s final examination report seeking to disallow certain royalty expense deductions claimed by D&B on its 1995 and 1996 tax returns in connection with a partnership established in 1993.  In January of 2004, the IRS issued an agent’s final examination report to the partnership seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense on the partnership’s 1997 tax return during which year Cognizant was a partner in the partnership.  In January 2004, the IRS issued agent’s final examination reports to the partnership and the Company seeking to reverse items of partnership income and loss and disallow certain royalty expense deductions claimed by the Company on its 1998 and 1999 tax returns arising from the Company’s participation in the partnership.  If the IRS were to ultimately prevail in the foregoing positions, the Company’s share of the total liability for 1995 and 1996 would be approximately $37,300, its liability for 1997 would be approximately $18,100, and its aggregate liability for 1998 and 1999 would be approximately $27,400 (all net of income tax benefit).  If the IRS were to take a comparable position with respect to all of the Company’s tax years subsequent to 1999 and ultimately prevail, the Company’s additional liability would be approximately $44,000 (net of income tax benefit).

In addition, in the second quarter of 2003, the IRS issued an additional agent’s final examination report to the partnership described above seeking to reallocate certain partnership income to D&B for 1996.  D&B II and the Company believe that the positions taken by the IRS in this report are inconsistent with the IRS’s denial of the royalty expense deductions described above.  If the IRS were to ultimately prevail in this matter, the Company’s share of the liability for 1996 would be approximately an additional $21,200 (net of income tax benefit).

In addition, the IRS has asserted penalties for the years described above based on its interpretation of applicable law.  If the IRS were to prevail in its assertion of penalties and interest thereon, the Company estimates that its liability for such penalties and interest would be approximately $7,900 for 1995 and 1996 and $8,800 for 1997 through 1999 (all net of income tax benefit).  D&B II and the Company dispute the IRS’s position.

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

In June 2004, the Company was advised that D&B II believed that it had reached a basis for settlement with the IRS regarding the 1995 and 1996 corporate and partnership proposed assessments (the “Preliminary Settlement Terms”).  The agreement to the Preliminary Settlement Terms was tentative and non-binding.  Under the Preliminary Settlement Terms, the “inconsistent positions” described above were eliminated and the Company’s expected share of the liability was estimated to range from approximately $28,500 to $35,500 (tax, penalty and interest, net of associated tax benefits).

In September 2004, D&B II advised the Company that the IRS had withdrawn its agreement to the Preliminary Settlement Terms.  D&B II continued to negotiate with the IRS and subsequently developed a revised proposed settlement (the “Revised Proposed Settlement”).  In October, Donnelley and D&B II presented the Revised Proposed Settlement to NMR and IMS and requested their consent.

Under the 1996 Spin-Off agreements, to the extent relevant here, Donnelley has the right and obligation to manage certain tax controversies with the IRS to the extent those controversies relate to tax liabilities for Donnelley’s tax years 1995 and 1996 arising from a specified partnership organized by Donnelley prior to the 1996 Spin-Off (the “DLA Matter”).  Donnelley has apparently assigned this right and obligation to D&B II.  However, under the 1996 Spin-Off agreements, Donnelley cannot agree to any final settlement with respect to the DLA Matter without NMR’s consent, which right of consent NMR shares with IMS pursuant to the terms of the 1998 Spin-Off agreements.  If NMR and the Company withhold consent, then NMR and the Company would have the right and obligation to assume responsibility for management of the DLA Matter and indemnify Donnelley to the extent that the ultimate liability arising from the controversy exceeded the proposed settlement.  Such excess liability could approximate $46,000.

On October 28, 2004, the Company responded to Donnelley’s and D&B II’s request for consent to the Revised Proposed Settlement by consenting to the settlement of tax liabilities with respect to the DLA Matter.  However, the Revised Proposed Settlement addressed matters beyond the DLA Matter and these matters would have an adverse impact on the Company for tax years subsequent to the 1996 Spin-Off and with respect to which the Company believes neither Donnelley nor D&B II has the authority to negotiate or propose a settlement.  The Company advised Donnelley that, to the extent the revised proposed settlement addressed issues beyond the DLA Matter, the negotiation and presentation of the Revised Proposed Settlement constituted a breach of the 1996 Spin-Off agreements.

On October 29, 2004, Donnelley advised NMR and the Company that it is treating the Company’s position as a withholding of consent, and that therefore under the 1996 Spin-Off agreements, NMR and the Company are obligated to assume management of the controversy and to indemnify Donnelley to the extent any ultimate resolution of the controversy is less favorable to Donnelley than that contained in the Revised Proposed Settlement.  The Company does not agree with Donnelley’s assertions and believes that Donnelley has breached and continues to breach the terms of the 1996 Spin-Off agreements by negotiating and requesting consent for matters beyond its authority.  If the parties cannot resolve this disagreement as provided in the dispute resolution provisions of the 1996 Spin-Off agreements, the Company will pursue legal action to remedy Donnelley’s breach and believes that it will prevail.

On November 1, 2004, D&B II contacted the IRS to ask whether it would be willing to modify the Revised Proposed Settlement to delete certain matters beyond the DLA Matter.  On November 3, 2004, the IRS responded that it was unwilling to modify the Revised Proposed Settlement and would pursue collection of the disputed tax through applicable enforcement procedures.

In another D&B Legacy Tax Matter, in June 2000, the IRS completed its review of Donnelley’s utilization of certain capital losses generated during 1989 and 1990 and issued a formal notice of adjustment. D&B I, as agent for Donnelley, advised the Company that on May 12, 2000, it filed an amended tax return for the 1989 and 1990 tax periods, which reflected $561,582 of additional tax and interest due.  D&B I paid the IRS $349,291 of this amount on May 12, 2000, and the Company paid the IRS $212,291 on May 17, 2000.  D&B I advised the Company that, notwithstanding the filing and payment, it intended to contest the assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid.  D&B I filed the complaint for a refund in the U.S. District Court on September 21, 2000.  In June 2004, D&B II advised the Company that it has decided not to pursue the refund claim and believes it has reached a basis for settlement with the IRS.  The agreement is tentative and non-binding until a definitive settlement agreement is executed.  The pending settlement requires Donnelley to withdraw its complaint for a refund.  The Company expects that its share of any liability in excess of the amount already paid could range from approximately $5,800 to $11,900 (penalty and interest, net of associated tax benefits), and that any such payment could be made in 2004.

During the first quarter of 2003, the Company increased its reserve to its anticipated share of the probable liability in connection with all of the foregoing tax matters.  As of September 30, 2004, the Company had reserves for these tax matters of approximately $136,400.  In the opinion of management, it is not probable, but may be reasonably possible that the Company will have additional liability of $16,700 in excess of the amount reserved for these matters attributable to potential penalties (and net interest thereon) for the years 1995 through 1999.  In the opinion of management, the Company’s reserves for the foregoing tax matters are adequate for the probable exposure and, accordingly, based on information currently available, management does not believe that these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations but may have a material adverse effect on cash flows in the period in which any such amounts are paid.

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

Sharing Dispute.  In May 2000, the Company paid $212,291 to the IRS in connection with a D&B Legacy Tax Matter.  Pursuant to the terms of the 1998 Spin-Off, NMR was liable for a portion of this amount but was not obligated to pay the Company for its share until January 2, 2001.  In December 2000, the Company requested reimbursement from NMR in the amount of $41,136, which represented NMR’s share of the liability according to the Company’s calculations.  On January 2, 2001, NMR made a payment of $10,530 but refused to pay the remaining $30,606 based on its interpretation of the applicable agreements.  At March 31, 2003, the Company had a receivable of $36,805, which included the outstanding principal and accumulated accrued interest of $6,199.  These amounts were reflected in Other receivable in the Condensed Consolidated Statements of Financial Position (unaudited).  On April 29, 2003, a panel from the American Arbitration Association International Center for Dispute Resolution issued an award in favor of the Company and ordered that NMR pay the Company the entire principal balance plus 9% simple interest from January 2, 2001, together with all legal fees and costs incurred by the Company in connection with the arbitration.  On April 30, 2003, the Company received $37,025 from NMR in satisfaction of the principal amount plus interest from January 2, 2001 through April 30, 2003.  On May 16, 2003, the Company received an additional $1,332 from NMR as reimbursement of the Company’s legal fees and costs in connection with the arbitration.

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

Complaints were filed in 1998 and 1999 against the Company with the Belgian Competition Service (“BCS”) by SmithKline Beecham Pharma S.A. (“SKB”) and Source Informatics Belgium S.A. (“Source”) alleging abuse of a dominant position on the Belgian market and requests were made for the adoption of interim measures pending consideration of the complaints.  In October 1999 and 2000, the Chairman of the BCS adopted interim measures against the Company, with which the Company has complied.  In April 2004, the Company acquired Source and in June 2004 the BCS sent information requests to the Company, Source and the successor to SKB.  The Company and Source have responded to the requests.  In October 2004, the BCS notified IMS of its intention to investigate IMS’s acquisition of Source as a potential abuse of a dominant position in violation of Belgian and European law.  The Company will vigorously contest any adverse determination (including the assertion of penalties) by the BCS.  Management of the Company is unable to predict at this time the final outcome of this matter or whether an adverse resolution thereof could materially affect the Company’s results of operations, cash flows or financial position in the period in which such adverse resolution occurs.

Other Contingencies

Contingent Consideration.  Under the terms of the purchase agreements related to acquisitions made from 2001 to 2004, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain targets during 2003 to 2007.  Substantially all of any additional payments will be recorded as goodwill in accordance with EITF No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”  As of September 30, 2004, approximately $3,000 was earned and paid under these contingencies.  Based on current estimates, management expects the remaining additional contingent payments under these agreements to total approximately $23,000.  It is expected that these contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2004 through 2007.

Synavant Spin-Off.  In August 2000, the Company spun off Synavant, Inc.  Pursuant to the terms of that spin-off, Synavant undertook to be jointly and severally liable to the other parties to the 1996 Spin-Off for any future liabilities of Cognizant under the terms of that spin-off and to NMR for any future liabilities of the Company under the 1998 Spin-Off.  However, as between the Company and Synavant, each agreed to bear 50% of the Company’s share of any future liability arising out of the IRI Action or the D&B Legacy Tax Matters (net of the liability borne by NMR), up to a maximum liability of $9,000 for Synavant.  In connection with the acquisition of Synavant by Dendrite International, Inc., on June 16, 2003, Synavant satisfied its current and future liabilities to the Company in respect of the IRI Action and the D&B Legacy Tax Matters by paying $8,345 to the Company of which approximately $4,900 represented an adjustment to the Synavant Spin dividend, approximately $2,200 represented the reimbursement of previously expensed legal fees and approximately $1,100 was a prepayment of Synavant’s future 50% share of legal fees associated with the IRI Action.

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

Other Litigation.  On January 17, 2003, the Company was served with a summons in a litigation matter (the “Douglas Litigation”).  Also named as defendants in this litigation were approximately 60 software vendors from which the Company purchased prescription data in the 1990’s (and, for many of these vendors, from which the Company continues to purchase data).  In this action, it was alleged the Company misappropriated the trade secrets (i.e., prescription data) of thousands of pharmacies in the United States and used this information either without authorization or outside the scope of any authorization.  This same conduct was alleged to breach contracts between the Company and the software vendors from which the Company had purchased this prescription data.

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

Although the Company believed that the two actions described above were without merit, the Company pursued a joint settlement of the cases.  During the third quarter of 2003, the Company proposed a preliminary settlement agreement with the plaintiffs’ counsel on both the actions which was subject to several significant contingencies.  On February 17, 2004, the Illinois state court approved the proposed settlement.  The period for the filing of appeals and motions for rehearing expired on March 18, 2004.  As a result of the resolution of the significant contingencies related to the settlement, in the fourth quarter of 2003, the Company recorded a pre-tax charge of $10,636, net of $5,500 to be reimbursed under the Company’s insurance coverage.  Under the settlement, the Company will make certain cash payments, provide certain product credits and enter into certain agreements for the purchase of data originating from the independent pharmacy plaintiffs.  This will provide the Company the opportunity to acquire new data for new offerings while eliminating the costs and risks of litigation.  During the first nine months of 2004, the Company paid approximately $8,000 related to this settlement and received $5,500 from insurance coverage.

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

Although the Company continues to believe that these claims are without merit and intends to vigorously defend the remaining actions, on April 13, 2004, the Company entered into settlements with 54 (which settlement superceded 18 of the 25 dismissals described above) of the GIC plaintiffs in the aggregate amount of approximately $200 in order to avoid the potential future costs of numerous appeals.  During the third quarter, the Company settled two additional claims for approximately $19.  The Company has expensed approximately $460 with respect to these settlements and the two judgments which the Company intends to appeal, but has not accrued a liability with respect to the four remaining actions, because management currently believes that the Company’s exposure to any material loss with respect to those remaining actions is remote.

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

The impact of foreign exchange risk management activities on pre-tax income in the three and nine months ended September 30, 2004 were net gains (losses) of $(502) and $5,089, respectively, and in the three and nine months ended September 30, 2003 were net gains (losses) of $222 and $(16,762), respectively.  In addition, at September 30, 2004, the Company had approximately $214,657 in foreign exchange forward contracts outstanding with various expiration dates through December 2004 relating to non-functional currency assets and liabilities.  Foreign exchange forward contracts are recorded at estimated fair value.  The estimated fair values of the forward contracts are based on quoted market prices.  Unrealized and realized gains and losses on these contracts are not deferred and are included in the Condensed Consolidated Statements of Income (unaudited) in Other income (expense), net.

Fair Value of Financial Instruments

At September 30, 2004, the Company’s financial instruments included cash, cash equivalents, short-term marketable securities, accounts receivables, accounts payable, short-tem debt, long-term debt and foreign currency forward contracts.  At September 30, 2004, the fair values of cash, cash equivalents, accounts receivables, accounts payable and short-term debt approximated carrying values due to the short-term nature of these instruments.  The contractual value of the Company’s foreign currency forward contracts was approximately $214,657 at September 30, 2004, and all contracts mature in 2004.  The estimated fair values of the forward contracts were determined based on quoted market prices.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate non-performance by the counterparties.  The Company would not realize a material loss as of September 30, 2004 in the event of non-performance by any one counterparty.  The Company enters into transactions only with financial institution counterparties that have primarily credit ratings of A or better.  In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($256,929 and $271,268, net of allowances, at September 30, 2004 and December 31, 2003, respectively), principally from customers in the pharmaceutical industry.  The Company’s trade receivables do not represent significant concentrations of credit risk at September 30, 2004 due to the high quality of its customers and their dispersion across many geographic areas.

Lines of Credit and Liquidity

The Company had borrowing arrangements with several domestic and international banks to provide lines of credit up to $700,000 at September 30, 2004.  Total borrowings under these existing lines were $479,200 and $407,600 at September 30, 2004 and December 31, 2003, respectively, of which $237,000 and $407,600 were classified as short-term, and $242,200 and $0 were classified as long-term as of September 30, 2004 and December 31, 2003, respectively.

On April 5, 2004, the Company entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced the Company’s lines of credit with several domestic and international banks.  The Unsecured Facility is comprised of $430,000 of short-term lines that expire April 2005 and $270,000 of long-term lines expiring April 2007.  In general, rates for borrowing under both the short-term and long-term components are LIBOR plus 45 basis points and can vary based on the Company’s Debt to EBITDA ratio.  The weighted average interest rates for the short-term lines were 2.28% and 1.61% at September 30, 2004 and December 31, 2003, respectively.  The weighted average interest rates for the long-term lines were 2.28% and 1.84% at September 30, 2004 and December 31, 2003, respectively.  In addition, the Company will pay a commitment fee on the unused portion of the short-term and long-term facilities of 0.08% and 0.10%, respectively.

The Company defines long-term lines as those where the lines are non-cancelable for more than 365 days from the balance sheet date by the financial institutions except for specified violations of the provisions of the agreement.  Borrowings under these three-year facilities are short-term in nature; however, the Company has the ability and the intent to refinance the short-term borrowings as they come due through April 2007.  At September 30, 2004, the Company reclassified $242,200 of its debt outstanding as long-term debt in accordance with the provisions of SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

Total debt of $634,404 and $561,991 at September 30, 2004 and December 31, 2003, respectively, included $150,000 of private placement debt (as further discussed below), and $5,204 and $4,391 at September 30, 2004 and December 31, 2003, respectively, related primarily to cash overdrafts, certain capital leases, mortgages and an adjustment to the carrying amount of fair value hedged debt.  At September 30, 2004, the Company had $27,800 and $193,000 available under its long and short-term lines of credit, respectively.

During the fourth quarter of 2001, the Company renegotiated with several banks and entered into three-year lines of credit for borrowings of up to $175,000.  Borrowings had maturity dates of up to 90 days from their inception.  These lines of credit were due to mature in 2004 and as such $175,000 was reclassified to short-term debt as of December 31, 2003.

In March and April 2002, the Company entered into interest rate swaps on a portion of its variable rate debt portfolio.  These arrangements convert the variable interest rates to a fixed interest rate on a notional amount of $75,000 and mature at various times from March 2005 through April 2006.  The fixed rates range from 4.05% to 5.08%.  The interest rate swaps are accounted for as cash flow hedges and any changes in fair value are recorded in Other Comprehensive Income, in the Condensed Consolidated Statements of Shareholders’ Equity (unaudited).  The fair values are determined based on estimated prices quoted by financial institutions.  The mark-to-market adjustment for the three and nine months ended September 30, 2004 was an unrealized net loss of $383 and $1,359, respectively.

In January 2003, the Company closed a private placement transaction pursuant to which the Company issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  The proceeds were used to pay down short-term debt.  The Company also swapped $100,000 of its fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  These swaps have been accounted for as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The fair values are determined based on estimated prices quoted by financial institutions.  The cumulative fair value adjustment to the swap as of September 30, 2004 was an increase of $727.

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements and the 2003 private placement transaction, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At September 30, 2004, the Company was in compliance with these financial debt covenants and anticipates that it will remain in compliance with the covenants over the term of the borrowing arrangements.

Note 11.         Pension and Postretirement Benefits

Components of Net Periodic Benefit Cost for the Three Months Ended September 30,	Pension Benefits		Other Benefits
	2004	2003	2004 (1)	2003
Service cost	$2,595	$2,262	$17	$36
Interest cost	3,370	2,749	167	190
Expected return on plan assets	(4,721)	(3,582)	0	0
Amortization of prior service cost (credit)	(57)	(34)	(247)	(247)
Amortization of transition obligation	(23)	10	0	0
Amortization of net loss	648	424	60	113
Net periodic benefit cost	$1,812	$1,829	$(3)	$92

Components of Net Periodic Benefit Cost for the Nine Months Ended September 30,	Pension Benefits		Other Benefits
	2004	2003	2004 (1)	2003
Service cost	$7,866	$6,994	$100	$108
Interest cost	10,025	8,682	593	570
Expected return on plan assets	(14,093)	(10,412)	0	0
Amortization of prior service cost (credit)	(170)	78	(741)	(741)
Amortization of transition obligation	(69)	4	0	0
Amortization of net loss	1,945	1,591	376	339
Net periodic benefit cost	$5,504	$6,937	$328	$276

(1) Reflects accounting for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 prospectively beginning in the third quarter of 2004. The Medicare Part D subsidy reduced the accumulated postretirement benefit obligation by $1,384.  The total reduction in the net periodic benefit cost due to the Act was $169 for the three months ended September 30, 2004 of which $67 related to the subsidy.

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

For the nine months ended September 30, 2004, the Company’s effective tax rate was impacted by approximately $15,100 primarily due to a favorable partial U.S. audit settlement.  For the nine months ended September 30, 2003, the Company’s effective tax rate was impacted by approximately $69,600 due to the Company’s reassessment, based on information received in April 2003, of its liability associated with certain D&B Legacy Tax Matters and related subsequent transactions.  This is more fully described in Note 9.  Further, the 2003 effective tax rate was affected by the favorable settlement of a non-U.S. audit, which approximated $13,900.

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

Note 13.         IMS Health Capital Stock

On February 10, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  As of September 30, 2004, approximately 4,400 shares remained available for repurchase under the February 2004 program.

On April 15, 2003, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in May 2004 at a total cost of $243,520.

On July 19, 2000, the Board of Directors authorized a stock repurchase program to buy up to 40,000 shares.  This program was completed in June 2003 at a total cost of $868,314.

During the nine months ended September 30, 2004, the Company repurchased approximately 11,176 shares of outstanding common stock under these programs, including the repurchase of 4,600 shares on January 9, 2004 pursuant to an accelerated share repurchase program (“ASR”).  The ASR agreement provides for the final settlement of the contract in either cash or additional shares of the Company’s common stock at the Company’s sole discretion.  During the second quarter of 2004, the Company was required to pay an additional $942 as the final settlement amount based on an increase in the Company’s share price over the settlement period.  The total cost of the shares repurchased during the nine months ended September 30, 2004 was $277,075.

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

The Company re-issued approximately 4,676 treasury shares under option exercises for proceeds of $80,923 during the nine months ended September 30, 2004.  In addition, the Company paid dividends of $0.02 per share for a total of $4,704 during the three months ended September 30, 2004.  For the nine months ended September 30, 2004, the Company paid dividends of $0.06 per share for a total of $14,204.

Note 14.         Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net Income	$65,632	$69,213	$211,831	$569,242
Other comprehensive income, net of taxes:
Unrealized gains (losses) on:
Available-for-sale equity securities	(352)	2,742	75	3,460
Reclassification adjustment	312	(2,692)	531	(2,893)
Tax benefit on above	14	(18)	(212)	(199)
Change in unrealized gains (losses) on investments	(26)	32	394	368
Foreign currency translation gains (losses)	(573)	7,664	(7,986)	36,937
Changes in fair value of cash flow hedges	383	461	1,359	332
Total other comprehensive income (loss)	(216)	8,157	(6,233)	37,637
Comprehensive Income	$65,416	$77,370	$205,598	$606,879

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

	Severance related charges	Contract related charges	Asset write-downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 Utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 Utilization	(1,447)	(2,727)	—	(4,174)
Adjustments	(1,746)	67	1,679	—
Balance at September 30, 2004	$568	$12,600	$0	$13,168

The cash portion of the first quarter charge amounted to $30,586, of which the Company paid approximately $13,244 during 2003 and $4,174 during the nine months ended September 30, 2004, related primarily to employee termination benefits and contract-related charges.  The remaining accrual of $13,168 at September 30, 2004 relates to contract related obligations and continuing payments related to employee termination benefits.

The Company expects that cash outlays will be applied against the $13,168 balance remaining as follows:

Year Ended December 31,	Cash Outlays
2004	$1,718
2005	7,917
2006	923
2007	752
2008	228
Thereafter	1,630
Total	$13,168

During 2003, the Company reversed approximately $1,750 of severance related charges originally included in the first quarter charge due to the Company’s refinement of estimates.  The Company also recorded additional charges during 2003 of approximately $1,700 related primarily to a software impairment.

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

	Severance related charges	Contract related charges	Asset write- downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(353)	(725)	—	(1,078)
Adjustments	(688)	(274)	962	—
Balance at September 30, 2004	$2,258	$6,123	$0	$8,381

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

As of September 30, 2004, the Company paid approximately $56,633 under the Program.  Total terminations under the Program were 535.  Although the total number of terminations from the

Program was lower than the original plan by approximately 18%, due to a change in the mix of actual employee terminations, the Company has experienced a higher level of severance costs per employee, thereby offsetting any cost savings from fewer actual terminations.  As expected, all actions under the Program were completed by December 31, 2002.  The remaining accrual of $8,381 at September 30, 2004 related primarily to a facility shutdown and employee termination payments.

The adjusted cash portion of the 2001 charge amounted to $65,014, primarily for severance payments and contract terminations.  The non-cash portion amounted to $29,602 and is composed primarily of asset write-offs.  The Company expects that cash outlays will be applied against the $8,381 balance remaining as follows:

Year Ended December 31,	Cash Outlays
2004	$2,724
2005	1,754
2006	1,754
2007	2,149
Total	$8,381

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which the Company operates as of and for the three and nine months September 30, 2004 and 2003:

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three Months Ended September 30, 2004:
Operating revenue (4)	$175,660	$156,643	$51,868	—	$384,171
Operating income (5)	$78,756	$24,300	$26,790	$(26,955)	$102,891
Nine Months Ended September 30, 2004:
Operating revenue (4)	$515,063	$456,016	$154,251	—	$1,125,330
Operating income (5)	$227,238	$80,500	$80,838	$(86,985)	$301,591
Three Months Ended September 30, 2003:
Operating revenue (4)	$168,747	$129,439	$47,792	—	$345,978
Operating income (5)	$81,489	$22,648	$28,288	$(24,483)	$107,942
Nine Months Ended September 30, 2003:
Operating revenue (4)	$480,476	$377,375	$139,820	—	$997,671
Operating income (5)	$221,313	$67,398	$81,472	$(123,792)	$246,391

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

A summary of the Company’s operating revenue by product line, as of and for the three and nine months ended September 30, 2004 and 2003 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales Force Effectiveness	$174,784	$163,847	$514,573	$475,822
Portfolio Optimization	$107,475	$104,852	$330,250	$304,784
Brand and Launch Management and Other	$59,967	$49,510	$161,153	$137,670
Consulting and Services	$41,945	$27,769	$119,354	$79,395
Total Operating revenue	$384,171	$345,978	$1,125,330	$997,671

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

We operate in more than 100 countries.  We also own a venture capital unit, Enterprise Associates, LLC (“Enterprises”), which is focused on investments in emerging businesses, and a 25.7% equity interest in The TriZetto Group, Inc. (“TriZetto”), at September 30, 2004.

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

Operating Results

References to constant dollar results.  We report results in U.S. Dollars but we do business on a global basis.  Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. Dollars and have important effects on our results.  In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms.  We believe this information facilitates a comparative view of business growth.  In the first nine months of 2004, the U.S. Dollar was generally weaker against other currencies compared to the first nine months of 2003, so growth at constant dollar exchange rates was lower than growth at actual currency exchange rates.  See “How Exchange Rates Affect Our Results” below and the discussion of “Market Risk” in the Management Discussion and Analysis in our annual report on Form 10-K for the year ended December 31, 2003 for a more complete discussion regarding the impact of foreign currency translation on our business.

Summary of Operating Results

			% Variance
	Three Months Ended September 30,		2004 vs. 2003
	2004	2003
Operating revenue	$384,171	$345,978	11.0%
Operating costs	163,465	142,457	14.7%
Selling and administrative expenses	94,460	77,181	22.4%
Depreciation and amortization	23,355	18,398	26.9%
Operating income	$102,891	$107,942	(4.7)%

			% Variance
	Nine Months Ended September 30,		2004 vs. 2003
	2004	2003
Operating revenue	$1,125,330	$997,671	12.8%
Operating costs	475,405	421,260	12.9%
Selling and administrative expenses	280,956	237,773	18.2%
Depreciation and amortization	67,378	55,027	22.4%
Severance, impairment and other charges	—	37,220	n/a
Operating income	$301,591	$246,391	22.4%

Operating Income

Our operating income for the third quarter of 2004 decreased 4.7% at reported exchange rates and 6.3% at constant dollar terms to $102,891 from $107,942 in the third quarter of 2003.  The change was primarily due to the increase in our operating costs and selling and administrative expenses driven primarily by investments in new products and consulting and services capabilities and increased cost of data.  Operating income for the nine months ended September 30, 2004 grew 22.4%

to $301,591 from $246,391 in the nine months ended September 30, 2003.  The change was largely the result of $37,220 in severance, impairment and other charges we recorded in the first quarter of 2003 and the increase in our operating revenue in the first nine months of 2004 compared to the same period of 2003.  Absent the impact of severance, impairment and other charges, our operating income increased by 6.3% at reported exchange rates and 3.2% at constant dollar terms.

Operating Revenue

Our operating revenue for the third quarter of 2004 grew 11.0% to $384,171 from $345,978 in the third quarter of 2003.  On a constant dollar basis our operating revenue growth was 6.9%.  On a constant dollar basis, revenue from all product and service categories grew with the exception of portfolio optimization.  Operating revenue for the first nine months of 2004 grew 12.8% to $1,125,330 from $997,671 in the first nine months of 2003.  On a constant dollar basis our operating revenue growth was 7.7%.  The increase in our operating revenue resulted from growth in revenue in all four of our product and service categories, together with the effect of currency translation.

Summary of Operating Revenue

	Three Months Ended September 30,		% Variance 2004 vs 2003
	2004	2003	Reported Rates	Constant Dollar
Sales Force Effectiveness	$174,784	$163,847	7%	3%
Portfolio Optimization	$107,475	$104,852	3%	(2)%
Brand and Launch Management and Other	$59,967	$49,510	21%	16%
Consulting and Services	$41,945	$27,769	51%	46%
Operating Revenue	$384,171	$345,978	11%	7%

	Nine Months Ended September 30,		% Variance 2004 vs 2003
	2004	2003	Reported Rates	Constant Dollar
Sales Force Effectiveness	$514,573	$475,822	8%	3%
Portfolio Optimization	$330,250	$304,784	8%	3%
Brand and Launch Management and Other	$161,153	$137,670	17%	11%
Consulting and Services	$119,354	$79,395	50%	45%
Operating Revenue	$1,125,330	$997,671	13%	8%

•                  Sales Force Effectiveness revenue grew primarily due to core Xponent offerings in the United States, Canada and Europe, and growth in the Asia Pacific region (excluding Japan), Latin America, and acquisitions.  The revenue decline in Japan is leveling off and we anticipate a gradual return to growth in 2005 now that key contracts with data suppliers have been finalized.

•                  Portfolio Optimization revenue for the first nine months of 2004 grew primarily due to strong demand for certain of our core products, including our next generation MIDAS offering, called MIDAS Quantum; KnowledgeLink, our proprietary search engine; and

NPA Market-Dynamics, our premier longitudinal offering in the United States.  The decrease in third quarter constant dollar revenue is primarily due to quarterly fluctuations in MIDAS revenue as clients migrate to the new MIDAS Quantum pricing structure.

•                  Brand Management, Launch Management and other product lines revenue grew primarily due to Prescriber Profiler and Market Prognosis in the United States and Consumer Health in Europe.

•                  Consulting and Services revenue grew strongly across all our service lines, especially in our Management Consulting service line.

Operating Costs

Our operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of our consulting and services offerings.  Our operating costs grew 14.7% to $163,465 in the third quarter of 2004, from $142,457 in the third quarter of 2003, and for the first nine months of 2004 grew 12.9% to $475,405 from $421,260 for the comparable period in 2003.  The increase in our operating costs was primarily due to foreign currency translation, increased cost of data, increases in costs related to consulting and services, and operating costs of acquired businesses.  The effect of foreign currency translation increased our operating costs by approximately $7,000 for the third quarter of 2004 as compared to the third quarter of 2003 and $24,000 for the first nine months of 2004 as compared to the first nine months of 2003.  Excluding the effect of the change in foreign currency translation, our operating costs grew 9.7% in the third quarter of 2004 as compared to the third quarter of 2003 and grew 7.2% in the first nine months of 2004 as compared to the first nine months of 2003.

Operating costs have increased at a rate approximately equal to the increase in revenue in the first nine months of 2004 as compared to the first nine months of 2003.  Our operating costs generally have increased at a rate greater than operating revenues in each of the last two full fiscal years.  This increase has been due to the impact of foreign currency translation, higher data costs to support revenue growth, and acquisitions.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of the costs attributable to sales, marketing and administration, including human resources, legal, management and finance.  Our selling and administrative expenses grew 22.4% in the third quarter of 2004, to $94,460 from $77,181 in the third quarter of 2003 and grew 18.2% to $280,956 from $237,773 in the first nine months of 2004 compared to the first nine months of 2003, primarily due to the following factors:

•                  Foreign Currency Translation: The effect of foreign currency translation increased our selling and administrative expenses by approximately $5,000 for the third quarter of 2004 as compared to the third quarter of 2003 and $16,000 for the first nine months of 2004 compared to the first nine months of 2003.  Excluding the effect of the change in foreign currency translation, our selling and administrative expenses grew 16.2% in the third quarter of 2004 as compared to the third quarter of 2003 and 11.3% in the first nine months of 2004 as compared to the first nine months of 2003.

•                  Sales and Marketing: Sales and marketing expense increased by approximately $1,000 in the third quarter of 2004, compared to the third quarter of 2003 and increased by approximately $10,000 in the first nine months of 2004, compared to the first nine months of 2003 to support operating revenue growth.

•                  Consulting:  Consulting and services expenses increased by approximately $7,000 in the third quarter of 2004, compared to the third quarter of 2003 and increased by approximately $9,000 in the first nine months of 2004, compared to the first nine months of 2003 to support growth in this product category.

Depreciation and Amortization

Our depreciation and amortization charges increased 26.9% to $23,355 in the third quarter of 2004, from $18,398 in the third quarter of 2003, primarily due to computer software amortization associated with new products, which increased by approximately $5,000 in the third quarter of 2004 compared to the third quarter of 2003.  Depreciation and amortization charges increased 22.4% to $67,378 in the first nine months of 2004, from $55,027 in the first nine months of 2003, primarily due to computer software amortization associated with new products, which increased by approximately $11,000.

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

Trends in our Operating Margins

Our operating margin for both the third quarter and first nine months of 2004 were 26.8%, as compared to 31.2% and 24.7% in the third quarter of 2003 and first nine months of 2003, respectively.  The decrease in our operating margin for the third quarter is primarily due to continuing investments in new products and consulting and services capabilities and increased cost of data.  The improvement in our operating margins for the first nine months of 2004 was primarily due to the absence in 2004 of the Severance, impairment and other charges of $37,220 recorded in the first quarter of 2003.

Operating margins generally have declined over the past two years and may continue to decline in future periods as we invest in acquisitions and new products and services to drive future revenue growth.

Recent acquisitions have also had an adverse effect on our operating margins due to the fact that some of our acquisitions of small, niche businesses have historically experienced lower operating margins than ours, and the revenue and cost synergies that we incorporate into our business plans are not all immediately realized.  We also experience higher intangible amortization in the first years after completing an acquisition and may incur additional costs in integrating the acquired operations into ours, both of which tend to increase our costs and thus decrease our operating margins in the initial years of each completed acquisition.

Non-Operating Income (Loss)

Our non-operating loss increased 80.0% to a net loss of $4,040 in the third quarter of 2004 from a net loss of $2,245 in the third quarter of 2003 and grew 100.7% to a net gain of $201 in the nine months ended September 30, 2004 from a net loss of $29,444 in the nine months ended September 30, 2003.  The increase in our non-operating income was primarily due to the following factors:

•                  Gains from Investments: We had gains from investment of $2,188 during the third quarter of 2004, primarily as a result of the sale of investments in the Enterprises portfolio.  Gains from investment in the third quarter of 2003 were $1,964. We had gains from investment of $10,715 during the first nine months of 2004, primarily as a result of the sale of investments in the Enterprises portfolio.  Gains from investment in the first nine months of 2003 were $1,120.

Other Income: Other income (expense), net, increased primarily due to net foreign exchange gains/(losses) of $(502) and $5,089 in the third quarter and first nine months of 2004, respectively, compared with net foreign exchange gains/(losses) of $222 and $(16,762) in the third quarter and first nine months of 2003, respectively.

Taxes

For the nine months ended September 30, 2004, our effective tax rate was impacted by approximately $15,100, primarily due to a favorable partial U.S. audit settlement.  For the nine months ended September 30, 2003, our effective tax rate was impacted by approximately $69,600, due to our reassessment, based on information received in April 2003, of our liability associated with certain D&B Legacy Tax Matters and related subsequent transactions.  This is more fully described in Note 9 to the Condensed Consolidated Financial Statements (unaudited).  Further, our effective tax rate for the nine months ended September 30, 2003 was affected by the favorable settlement of a non-U.S. audit which approximated $13,900.

For all periods presented, our effective tax rate was reduced as a result of global tax planning initiatives.  While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully implement such initiatives to reduce or maintain our overall tax rate.

TriZetto

In the first quarter of 2003, we recorded an impairment charge of $14,842, net of taxes of $9,565, to write down our investment in TriZetto following the continued significant decline in the market value of TriZetto shares below our carrying value.  We concluded that this decline was other-than-temporary in accordance with SAB No. 59, “Views on Accounting for Noncurrent Marketable Equity Securities.”  As of March 31, 2003, TriZetto shares closed at $4.13 compared to our book value per share of $6.14 prior to recording the impairment charge.  As of September 30, 2004, the market value of TriZetto exceeded our carrying value by approximately $29,111.  There can be no assurance that TriZetto shares will continue to trade above our carrying value or that further impairment charges will not be required.

TriZetto equity income, net, of $662 and $218 was recorded in the three months ended September 30, 2004 and 2003, respectively.  A charge for TriZetto equity loss, net, of $607 and $181 was recorded in the nine months ended September 30, 2004 and 2003, respectively.  We do not control TriZetto and our results may be significantly affected by our share of its income or losses.

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which we operate for the three and nine months ended September 30, 2004 and 2003:

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three Months Ended September 30, 2004:
Operating revenue (4)	$175,660	$156,643	$51,868	—	$384,171
Operating income (5)	$78,756	$24,300	$26,790	$(26,955)	$102,891
Nine Months Ended September 30, 2004:
Operating revenue (4)	$515,063	$456,016	$154,251	—	$1,125,330
Operating income (5)	$227,238	$80,500	$80,838	$(86,985)	$301,591
Three Months Ended September 30, 2003:
Operating revenue (4)	$168,747	$129,439	$47,792	—	$345,978
Operating income (5)	$81,489	$22,648	$28,288	$(24,483)	$107,942
Nine Months Ended September 30, 2003:
Operating revenue (4)	$480,476	$377,375	$139,820	—	$997,671
Operating income (5)	$221,313	$67,398	$81,472	$(123,792)	$246,391

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

Americas Region

Operating revenue growth in the Americas region was 4.1% in the third quarter of 2004, compared to the third quarter of 2003, primarily due to strong performance in the consulting and services business in the U.S. and Canada, and continued strength of the sales force effectiveness business line, particularly in Latin America.  Operating revenue growth was 7.2% in the first nine months of 2004, compared to the first nine months of 2003, primarily due to increases in all areas of the region for our core sales force effectiveness and portfolio optimization offerings.  Growth was also strong in our consulting and services line in the United States and Canada.

Operating income in the Americas region declined 3.4% in the third quarter of 2004, compared to the third quarter of 2003.  The operating income decline was due to investment in global consulting capabilities and higher data collection costs and software development to support new products. Operating income growth was 2.7% in the first nine months of 2004, compared to the first nine months of 2003, primarily due to increased revenue offset by increased costs of data, investments in product development and acquisitions.

Europe Region

Operating revenue growth in the Europe region was 21.0% in the third quarter of 2004, compared to the third quarter of 2003, primarily due to growth in core sales force effectiveness products, our next-generation MIDAS offering, strong growth in our services and consulting business as well as foreign exchange.  Operating revenue growth was 20.8% in the first nine months of 2004, compared to the first nine months of 2003, primarily due to strong growth in the consulting and services business and the sales force effectiveness business line, as well as foreign exchange.

Operating income in the Europe region increased by 7.3% in the third quarter of 2004, compared to the third quarter of 2003.  The operating income growth in 2004 was primarily driven by operating revenue growth offset by investments in the consulting business and acquisitions. Operating income growth was 19.4% in the first nine months of 2004, compared to the first nine months of 2003, primarily driven by operating revenue growth.

Asia Pacific Region

Operating revenue in the Asia Pacific region increased 8.5% in the third quarter of 2004, compared to the third quarter of 2003, due to foreign exchange and continued strong growth in the region, excluding Japan.  Operating revenue growth was 10.3% in the first nine months of 2004, compared to the first nine months of 2003, primarily due to foreign exchange and strong growth in the region outside of Japan.  Operating revenue growth in Japan was adversely affected by a data supplier issue that had resulted in the interruption of the data supply used in a weekly product.  We discontinued that product at the end of the first quarter of 2003 and it has not yet been replaced with a new product.

Operating income in the Asia Pacific region decreased by 5.3% in the third quarter of 2004, compared to the third quarter of 2003, primarily due to the operating revenue issues discussed above.  Operating income decreased 0.8% in the first nine months of 2004, compared to the first nine months of 2003.  The decline in operating margin in the region was due to the impact of the revenue decline in Japan from the discontinuation of the weekly product; because costs are primarily fixed in nature, the revenue decline produced an operating income decline.  In addition, we are incurring expenses to develop new products and services in Japan that are intended to replace and grow those revenues lost from the discontinuation of the weekly product.

How Exchange Rates Affect Our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar may increase the volatility of our U.S. Dollar operating results.  We enter into forward foreign currency contracts to partially offset the effect of currency fluctuations.  In 2004, foreign currency translation increased our U.S. Dollar revenue growth by approximately 4.1 percentage points in the third quarter and 5.1 percentage points in the first nine months, while the impact on our operating income growth was an approximate increase of 1.6 percentage points in the third quarter and 3.1 percentage points in the first nine months.

Our non-U.S. monetary assets are maintained in currencies other than the U.S. Dollar, principally the Euro, the Japanese Yen, the British Pound, the Swiss Franc and the Canadian Dollar.  Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. Dollar are charged or credited to Cumulative translation adjustment in our Condensed Consolidated Statements of Shareholders’ Equity (unaudited).  The effect of exchange rate changes during 2004 decreased our U.S. Dollar amount of Cash and cash equivalents by $1,090.

Liquidity and Capital Resources

On February 6, 2003, we divested CTS through a split-off transaction, and as a result, our share of CTS results are presented as discontinued operations for 2003 through the date of divestiture (see Note 6 to our unaudited Condensed Consolidated Financial Statements).

Our cash and cash equivalents increased $59,201 during the first nine months of 2004 to $403,633 at September 30, 2004 compared to $344,432 at December 31, 2003.  The increase primarily reflects cash we generated from operating activities of $274,481, offset by cash used in investing and financing activities of $74,519 and $139,671, respectively.  Including the change in short-term marketable securities, which is included in cash used in investing activities, our cash and cash equivalents and short-term marketable securities increased to $425,874 at September 30, 2004 compared to $384,540 at December 31, 2003, an increase of $41,334.

We currently expect that we will use our cash and cash equivalents primarily to fund:

•      development of software to be used in our new products and capital expenditures to expand and upgrade our information technology capabilities and to build or acquire facilities to house our growing business (we currently expect to spend approximately $85,000 to $95,000 during 2004 for software development and capital expenditures);

•      acquisitions;

•      share repurchases;

•      dividends to our shareholders (we expect 2004 dividends will be $0.08 per share or approximately $19,000);

•      payments for tax related matters, including the D&B Legacy Tax Matters discussed further in Note 9 to our Condensed Consolidated Financial Statements (unaudited).  Payments for certain of the D&B Legacy Tax Matters could be up to approximately $42,000 in the last quarter of 2004; and

•      pension plan contributions (we currently expect contributions to U.S. and non-U.S. pension plans to total approximately $21,000 in 2004).

Net cash provided by operating activities amounted to $274,481 for the nine months ended September 30, 2004, a decrease of $544 over the comparable period in 2003.  The decrease relates primarily to the funding of income taxes, accrued and other current liabilities during the nine months ended September 30, 2004, and the payment from Nielsen Media Research in 2003, as discussed in Note 9 to the Condensed Consolidated Financials Statements (unaudited), with no comparable payment in the same period in 2004, offset by higher income from continuing operations in the first nine months of 2004.

Net cash used in investing activities amounted to $74,519 for the nine months ended September 30, 2004, a decrease in cash used of $57,096 over the comparable period in 2003.  The lower cash requirements during the first nine months of 2004 relate primarily to the fact that we made net payments of $23,078 for acquisitions during the first nine months of 2004, compared to net payments of $52,237 made for acquisitions during the comparable period in 2003.  We also had a $27,650 reduction in funding requirements for short-term marketable securities for the first nine months of 2004 compared with 2003.

Net cash used in financing activities amounted to $139,671 for the nine months ended September 30, 2004, an increase of $32,863 over the comparable period in 2003.  This increase was primarily due to an increase of $179,139 for payments to purchase our stock during the first nine months of 2004 compared with the comparable period in 2003, offset by a $69,378 increase in proceeds we received from the exercise of stock options by our employees and a $77,181 net increase in our borrowings during the first nine months of 2004 compared with the comparable period in 2003.

Our financing activities include cash dividends we paid of $0.02 per share quarterly, which amounted to $14,204 and $14,575 during the first nine months of 2004 and 2003, respectively.  The payments and level of cash dividends made by us are reviewed quarterly and are subject to the discretion of our Board of Directors.  Any future dividends, other than the $0.02 per share quarterly dividends for 2004, which were declared by our Board of Directors in February 2004, April 2004,

July 2004 and October 2004, will be based on, and affected by, a number of factors, including our operating results and financial requirements.

Tax and other Contingencies

We are exposed to certain known tax and other contingencies that are material to our investors.  The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Note 9 to our Condensed Consolidated Financial Statements (unaudited) for the period ended September 30, 2004.  We do not know of any material tax or other contingencies, other than those described in Note 9 to our Condensed Consolidated Financial Statements (unaudited).

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

On February 10, 2004, our Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  As of September 30, 2004, approximately 4,400 shares remained available for repurchase under the February 2004 program.

On April 15, 2003, our Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  We completed this program in May 2004 at a total cost of $243,520.

On July 19, 2000, our Board of Directors authorized a stock repurchase program to buy up to 40,000 shares.  We completed this program in June 2003 at a total cost of $868,314.

During the nine months ended September 30, 2004, we repurchased approximately 11,176 shares of outstanding common stock under these programs, including the repurchase of 4,600 shares on January 9, 2004 pursuant to an accelerated share repurchase program (“ASR”).  The ASR agreement provides for the final settlement of the contract in either cash or additional shares of our common stock at our sole discretion.  We were required to pay an additional $942 as the final settlement amount based on an increase in our share price over the settlement period.  The total cost of the shares repurchased during the nine months ended September 30, 2004 was $277,075.

Shares acquired through our repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18.

Debt

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility.  At September 30, 2004, our debt totaled $634,604, and management does not believe that this level of debt poses a material risk to us due to the following factors:

•      in each of the last two years, we have generated strong net cash provided by operating activities in excess of $300,000;

•      at September 30, 2004, we had $425,874 in worldwide cash and cash equivalents and short-term marketable securities;

•      at September 30, 2004, we had $220,800 of unused debt capacity under our existing bank credit facilities ($27,800 and $193,000 available under our long and short-term lines, respectively); and

•      we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

We had borrowing arrangements with several domestic and international banks to provide lines of credit up to $700,000 at September 30, 2004.  Total borrowings under these existing lines were $479,200 and $407,600 at September 30, 2004 and December 31, 2003, respectively, of which $237,000 and $407,600 were classified as short-term and $242,200 and $0 were classified as long-term as of September 30, 2004 and December 31, 2003, respectively.

On April 5, 2004, we entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced our lines of credit with several domestic and international banks.  The Unsecured Facility is comprised of $430,000 of short-term lines that expire April 2005 and $270,000 of long-term lines expiring April 2007.  In general, rates for borrowing under both the short-term and long-term components are LIBOR plus 45 basis points and can vary based on our Debt to EBITDA ratio.  The weighted average interest rates for our short-term lines were 2.28% and 1.61% at September 30, 2004 and December 31, 2003, respectively.  The weighted average interest rates for our long-term lines were 2.28% and 1.84% at September 30, 2004 and December 31, 2003, respectively.  In addition, we will pay a commitment fee on the unused portion of the short-term and long-term facilities of 0.08% and 0.10%, respectively.

We define long-term lines as those where the lines are non-cancelable for more than 365 days from the balance sheet date by the financial institutions except for specified violations of the provisions of the agreement.  Borrowings under these three-year facilities are short-term in nature; however, we have the ability and the intent to refinance the short-term borrowings as they come due through April 2007.  At September 30, 2004, we reclassified $242,200 of our short-term debt outstanding as long-term debt in accordance with the provisions of SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

Our total debt of $634,604 and $561,991 at September 30, 2004 and December 31, 2003, respectively, included $150,000 of private placement debt (as further discussed below), and $5,204 and $4,391 at September 30, 2004 and December 31, 2003, respectively, related primarily to cash overdrafts, certain capital leases, mortgages and an adjustment to the carrying amount of fair value hedged debt.  At September 30, 2004, we had $27,800 and $193,000 available under our long and short-term lines of credit, respectively.

During the fourth quarter of 2001, we renegotiated with several banks and entered into three-year lines of credit for borrowings of up to $175,000.  Borrowings had maturity dates of up to 90 days from their inception.  These lines of credit were due to mature in 2004 and as such $175,000 was reclassified to short-term as of December 31, 2003.

In March and April 2002, we entered into interest rate swaps on a portion of our variable rate debt portfolio.  These arrangements convert the variable interest rates to a fixed interest rate on a notional amount of $75,000 and mature at various times from March 2005 through April 2006.  The fixed rates range from 4.05% to 5.08%.  We accounted for the interest rate swaps as cash flow hedges and we recorded any changes in fair value in Other Comprehensive Income, in our Condensed Consolidated Statements of Shareholders’ Equity (unaudited).  We determine the fair values based on estimated prices quoted by financial institutions.  The mark-to-market adjustment for the three and nine months ended September 30, 2004 was an unrealized net loss of 383 and $1,359, respectively.

In January 2003, we closed a private placement transaction pursuant to which we issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  We used the proceeds to pay down short-term debt.  We also swapped $100,000 of our fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  We accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  We determined the fair values based on estimated prices quoted by financial institutions.  The cumulative fair value adjustment to the swap as of September 30, 2004 was an increase of $727.

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements and the 2003 private placement transaction, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At September 30, 2004, we were in compliance with these financial debt covenants and we anticipate that we will remain in compliance with the covenants over the term of the borrowing arrangements.

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

	Severance related charges	Contract related charges	Asset write-downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 Utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 Utilization	(1,447)	(2,727)	—	(4,174)
Adjustments	(1,746)	67	1,679	—
Balance at September 30, 2004	$568	$12,600	$0	$13,168

The cash portion of the first quarter charge amounted to $30,586, of which we paid approximately $13,244 during 2003 and $4,174 during the nine months ended September 30, 2004, related primarily to employee termination benefits and contract-related charges.  The remaining accrual of $13,168 at September 30, 2004 relates to contract related obligations and continuing payments related to employee termination benefits.

We expect that cash outlays will be applied against the $13,168 balance remaining as follows:

Year Ended December 31,	Cash Outlays
2004	$1,718
2005	7,917
2006	923
2007	752
2008	228
Thereafter	1,630
Total	$13,168

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

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”).  FIN 46 requires all Variable Interest Entities (“VIEs”) to be consolidated by the primary beneficiary.  The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE.  In addition, FIN 46 expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interest, but not the majority.  In December 2003, the FASB issued Interpretation 46R, “Consolidation of Variable Interest Entities” (revised December 2003), (“FIN 46R”) which further clarified the provisions of FIN 46 and delayed the effective date for applying the provisions of FIN 46 until the end of the first quarter of 2004 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003.  The adoption of FIN 46R did not have a material impact on our financial position, results of operations or cash flows for the three and nine months ended September 30, 2004.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” an amendment of SFAS Nos. 87, “Employers’ Accounting for Pensions”, 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits,” and 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and a revision of SFAS No. 132.  SFAS No. 132 (revised 2003) requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans, but does not change the measurement or recognition of such plans.  The new disclosure requirements contained in SFAS No. 132 (revised 2003) are effective for fiscal years ending after December 15,

2003, with a delayed effective date for certain disclosures, for foreign plans, and for non-public entities.  We have adopted all aspects of SFAS No. 132 (revised 2003) for all foreign and non-foreign plans, with the exception of the estimated future benefit payment disclosure.  This requirement was first effective for fiscal years ending after June 15, 2004.  Additionally, we are required to disclose components of the net benefit cost in quarterly financial statements beginning with the first quarter of 2004.  This interim disclosure information is included in Note 11 to the Condensed Consolidated Financial Statements (unaudited).  The adoption of SFAS No. 132 (revised 2003) did not have a material impact on our financial position, results of operations or cash flows for the three and nine months ended September 30, 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law in the U.S.  The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In May 2004, the FASB issued Staff Position No. (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  This statement requires entities to disclose the effects of the Act and to assess the impact of the subsidy on the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost in the first interim period beginning after June 15, 2004.  FAS 106-2 was first effective for the quarter ended September 30, 2004.  The adoption of FAS 106-2 did not have a material effect on the Company’s financial position, results of operations or cash flows for the three and nine months ended September 30, 2004.

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

Consequently, all the forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including, but not limited to, the information contained under this heading and our Condensed Consolidated Financial Statements (unaudited) and notes thereto for the three and nine months ended September 30, 2004 and by the material set forth under the headings “Business” and “Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2003.  We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item is set forth in “Note 10. Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements (unaudited) on pages 25 through 27 hereof.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of September 30, 2004 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)                                 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth in “Note 9. Contingencies” in the Notes to the Condensed Consolidated Financial Statements (unaudited) on pages 13 through 25 hereof.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about the purchase by the Company during the quarter ended September 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs(2)

July 1-31, 2004	1,114,500	22.85	1,114,500	6,415,100

August 1-31, 2004	1,209,500	23.39	1,209,500	5,205,600

September 1-30, 2004	795,000	23.82	795,000	4,410,600
Total	3,119,000	23.31	3,119,000	4,410,600

(1)          All shares were repurchased through the Company’s publicly announced stock repurchase programs.

(2)          On April 15, 2003, the Company announced a stock repurchase program to buy up to 10,000,000 shares of the Company’s common stock.  The Company completed the April 2003 program during the quarter ended June 30, 2004.  On February 10, 2004, the Company announced a stock repurchase program to buy up to 10,000,000 shares of the Company’s common stock.  Unless terminated earlier by resolution of the Company’s Board of Directors, this program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  As of September 30, 2004, 5,589,400 shares had been purchased under the February 2004 program.

Item 6.  Exhibits

Exhibit Number	Description of Exhibits

10.1	Form of Non-Employee Directors’ Restricted Stock Unit Agreement

10.2	Form of Non-Employee Directors’ Stock Option Agreement

10.3	Forms A and B of Employees’ Restricted Stock Unit Agreements

10.4	Forms A, B and C of Employees’ Stock Option Agreements

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMS Health Incorporated

	By:	/s/ Nancy E. Cooper
Date: November 5, 2004		Nancy E. Cooper
Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ Leslye G. Katz
Date: November 5, 2004		Leslye G. Katz
Vice President, Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	Form of Non-Employee Directors’ Restricted Stock Unit Agreement

10.2	Form of Non-Employee Directors’ Stock Option Agreement

10.3	Forms A and B of Employees’ Restricted Stock Unit Agreements

10.4	Forms A, B and C of Employees’ Stock Option Agreements

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002