Form 10-K
period 2004-12-31
IMS HEALTH INC
filed 2005-03-15
CIK 1058083

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-14049

IMS Health Incorporated
(Exact name of registrant as specified in its charter)

Delaware	06-1506026
(State of incorporation)	(IRS Employer Identification No.)

1499 Post Road, Fairfield, Connecticut	06824
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 319-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        As of June 30, 2004, the aggregate market value of the Registrant's common stock held by non-affiliates (based upon its closing transaction price on the Composite Tape on such date) was approximately $5.5 billion.

        As of March 1, 2005, there were 227,377,856 shares of the Registrant's common stock outstanding.

(Continued)

DOCUMENTS INCORPORATED BY REFERENCE

PART I
Item 1	—Business	"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2004 Annual Report to Shareholders.

"Note 1. Basis of Presentation," "Note 4. Acquisitions and Dispositions," "Note 5. CTS Split-Off," "Note 9. Investments in Equity Investees," "Note 17. Contingencies" and "Note 19. Operations by Business Segment" to the Consolidated Financial Statements in the 2004 Annual Report to Shareholders.
Item 3	—Legal Proceedings	"Note 17. Contingencies" to the Consolidated Financial Statements in the 2004 Annual Report to Shareholders.
PART II
Item 5	—Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 16. IMS Health Capital Stock" to the Consolidated Financial Statements in the 2004 Annual Report to Shareholders.
Item 6	—Selected Financial Data	"Five-Year Selected Financial Data" in the 2004 Annual Report to Shareholders.
Item 7	—Management's Discussion and Analysis of Financial Condition and Results of Operations	"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2004 Annual Report to Shareholders.
Item 7A	—Quantitative and Qualitative Disclosures About Market Risk
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 11. Financial Instruments" to the Consolidated Financial Statements in the 2004 Annual Report to Shareholders.
Item 8	—Financial Statements and Supplementary Data	Consolidated Financial Statements and Notes thereto in the 2004 Annual Report to Shareholders.
Item 9B	—Other Information
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 11. Financial Instruments" to the Consolidated Financial Statements in the 2004 Annual Report to Shareholders.
PART III
Item 10	—Directors and Executive Officers of the Registrant
Sections entitled "Proposal No. 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement (the "2005 Proxy Statement") relating to its Annual Meeting of Shareholders to be held on May 6, 2005.
Item 11	—Executive Compensation	Sections entitled "Proposal No. 1: Election of Directors" and "Compensation of Executive Officers" in the 2005 Proxy Statement.
Item 12	—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Sections entitled "Security Ownership of Management and Principal Shareholders" and "Equity Compensation Plan Information" in the 2005 Proxy Statement.
Item 14	—Principal Accountant Fees and Services	Section entitled "Proposal No. 2: Appointment of and Relationship with Independent Registered Public Accounting Firm" in the 2005 Proxy Statement.

Table of Contents

PART I
Item 1. Business	1
IMS
IMS Products and Services	2
IMS Data Suppliers	5
IMS Customers	5
IMS Competition	5
IMS Foreign Operations	5
IMS Intellectual Property	6
IMS Employees	6
Corporate	6
FACTORS THAT MAY AFFECT FUTURE RESULTS	6
Available Information	8
Item 2. Properties	9
Item 3. Legal Proceedings	9
Item 4. Submission of Matters to a Vote of Security Holders	9
EXECUTIVE OFFICERS OF THE REGISTRANT	10
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6. Selected Financial Data	12
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	12
Item 8. Financial Statements and Supplementary Data	12
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12
Item 9A. Controls and Procedures	12
Item 9B. Other Information	13
PART III
Item 10. Directors and Executive Officers of the Registrant	13
Item 11. Executive Compensation	14
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
Item 13. Certain Relationships and Related Transactions	14
Item 14. Principal Accountant Fees and Services	14
PART IV
Item 15. Exhibits and Financial Statement Schedules	14
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE	16
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE	17
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS	18
INDEX TO EXHIBITS	19
EXHIBIT 10.5—EIGHTH AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP OF IMS HEALTH LICENSING ASSOCIATES, L.P., AMONG IMS AG, COORDINATED SYSTEMS MANAGEMENT, INC., UTRECHT-AMERICA FINANCE CO. AND EDAM, L.L.C., DATED AS OF JULY 1, 2003
EXHIBIT 10.6—SECOND AMENDED AND RESTATED IMS HEALTH GUARANTY MADE BY IMS HEALTH INCORPORATED IN FAVOR OF UTRECHT-AMERICA FINANCE CO. AND EDAM, L.L.C., DATED AS OF JULY 1, 2003
EXHIBIT 10.29—AMENDED AND RESTATED IMS HEALTH INCORPORATED EMPLOYEE PROTECTION PLAN, EFFECTIVE MARCH 9, 2005
EXHIBIT 10.30.1—SUMMARY OF 2005 PERFORMANCE GOALS AND AWARD OPPORTUNITIES UNDER THE IMS HEALTH INCORPORATED EXECUTIVE ANNUAL INCENTIVE PLAN AND PERFORMANCE RESTRICTED STOCK INCENTIVE PLAN
EXHIBIT 10.31.1—EXHIBIT A TO THE IMS HEALTH INCORPORATED LONG-TERM INCENTIVE PROGRAM—DESIGNATION OF 2005-06 PERFORMANCE PERIOD, PERFORMANCE GOAL, AND AWARD OPPORTUNITIES

EXHIBIT 10.47—AMENDED AND RESTATED CREDIT AGREEMENT AMONG IMS HEALTH INCORPORATED AS A BORROWER, IMS AG AS A BORROWER, IMS JAPAN K.K., AS A BORROWER, THE LENDERS PARTIES HERETO, WACHOVIA BANK, NATIONAL ASSOCIATION, AS ADMINISTRATIVE AGENT, BARCLAYS BANK PLC AND ABN AMRO BANK N.V., AS CO-SYNDICATION AGENTS, AND SUNTRUST BANK AND FORTIS CAPITAL CORP, AS CO-DOCUMENTATION AGENTS DATED MARCH 9, 2005
EXHIBIT 13—2004 ANNUAL REPORT TO SHAREHOLDERS
EXHIBIT 21—IMS HEALTH INCORPORATED ACTIVE SUBSIDIARIES
EXHIBIT 23—CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EXHIBIT 31.1—CEO SECTION 302 CERTIFICATION
EXHIBIT 31.2—CFO SECTION 302 CERTIFICATION
EXHIBIT 32.1—JOINT CEO/CFO CERTIFICATION REQUIRED UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The Index to Exhibits is located on Pages 19 to 23.

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

        IMS is incorporated under the laws of the State of Delaware and has operations in more than 100 countries. IMS also owns a venture capital unit, Enterprise Associates, LLC ("Enterprises"), which is focused on investments in emerging businesses. Until December 21, 2004, IMS also owned approximately 25% equity interest in The TriZetto Group, Inc. ("TriZetto") (see Note 9 to the Consolidated Financial Statements in the 2004 Annual Report to Shareholders).

        IMS is managed on a global business model with global leaders for the majority of its critical business processes and accordingly has one reportable segment.

        Until February 6, 2003, IMS also included the Cognizant Technology Solutions Corporation Segment ("CTS"), which provides custom Information Technology ("IT") design, development, integration and maintenance services. CTS is a publicly traded corporation on the Nasdaq national market system. IMS owned 55.3% of the common shares outstanding of CTS (92.5% of the outstanding voting power) as of December 31, 2002, and accounted for CTS as a consolidated subsidiary. On February 6, 2003, IMS divested CTS through a split-off transaction, and as a result, IMS's share of CTS results are presented as discontinued operations for 2003 through the date of (see Note 5 to the Consolidated Financial Statements in the 2003 Annual Report to Shareholders).

        Segment financial information, including financial information about domestic and foreign generated revenue, is included in Note 19 to the Consolidated Financial Statements in the 2004 Annual Report to Shareholders.

        Additional information regarding changes to and the development of the business of IMS is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, and in Notes 1, 4, 5, 9, 17 and 19 to the Consolidated Financial Statements, in the 2004 Annual Report to Shareholders.

IMS

        IMS provides sales management and market research information services to the pharmaceutical and healthcare industries worldwide. IMS provides information services covering more than 100 countries and maintains offices in 76 countries on six continents, with approximately 64% of total 2004 IMS revenue generated outside the United States.

IMS Products and Services

        Sales Force Effectiveness offerings represented approximately 45% of IMS's worldwide revenue in 2004. Sales Force Effectiveness offerings include sales territory reports and prescription tracking reports. Sales Force Effectiveness offerings are used principally by pharmaceutical manufacturers to measure, forecast and optimize the effectiveness and efficiency of sales representatives, to target the marketing and sales efforts of sales forces and to manage sales territories. They are also used by customers to compensate pharmaceutical sales forces. Sales Force Effectiveness offerings are made available to clients and their sales representatives and management via CD-ROMs, software application tools, computer on-line services, web-based access, magnetic media for use in client computer systems and IMS's customized electronic workstations and hardcopy reports. IMS's data delivery systems help clients to maximize efficiency by aiding in the setting of sales targets and calculation of sales commissions; giving fast access to sales data and permitting more sophisticated analyses; improving call reporting; and improving communication between sales management and their sales forces. In the United States, IMS has several customized client decision support systems that allow a client to store large amounts of data at its own site and integrate its own internal sales and marketing data with IMS data and other external data. IMS's principal Sales Force Effectiveness offerings are as follows:

  •
  Sales Territory Reporting Services. Sales territory reporting is the principal sales management service offered by IMS to its pharmaceutical clients. Sales territory reports can be precisely tailored for each client, and measure the sales of a client's own products and those of competitors within specified geographical configurations. These reports are designed to provide marketing and sales managers with a reliable measurement of each salesperson's activity and effectiveness in his or her sales territory. Sales Insights™, a web-based platform, enables decision makers easy and immediate measurement of activity by integrating unique sets of IMS customer-level prescription and sales intelligence, along with the client's proprietary segmentation, call plan, promotional activity and territory sales goals. IMS's sales territory reporting services cover more than 50 countries and are used by IMS customers for applications such as sales-force compensation, resource allocation, territory alignment, market analyses and distribution management. Reports are available to clients with a variety of frequencies such as: on a weekly, monthly and quarterly basis. In the United States, sales territory reports from IMS's DDD™ service allow pharmaceutical clients to track the flow of sales for their products and those of their competitors to various levels of geography and channels of distribution. The DDD database contains data on sales of pharmaceutical products through all distribution channels, including direct sales by pharmaceutical manufacturers and indirect sales through drug wholesalers, mail service distributors, warehousing chains and other specialty distributors.

  •
  Prescription Tracking Reporting Services. Prescription tracking reporting services are designed to monitor prescription activity and to track the movement of pharmaceutical products out of retail channels. Prescription tracking services are used by pharmaceutical companies to facilitate product marketing at the prescriber level. In the United States, the Xponent® service monitors prescription activity from retail pharmacies, long-term care and mail service pharmacies using a patented statistical methodology to project the prescription activity of nearly 1.4 million individual prescribers on a monthly basis. Xponent is available in over five European countries. The European Xponent database is built from prescription data collected from retail pharmacies and coding centers, which are linked to the geographical area in which the prescription was written. IMS also offers EarlyView™, a sales optimization solution, providing weekly prescriber level activity, prescribing and competitive trends and alerts for client's key prescribers directly to clients' sales representatives electronically. IMS Healthcare Professional Services provide clients with timely and comprehensive data on prescribers, including physicians' names, addresses, license numbers and expiration dates and authorization statuses.

        Portfolio Optimization offerings represented approximately 29% of IMS's worldwide revenue in 2004. The principal Portfolio Optimization offerings are multinational integrated analytical tools, and syndicated pharmaceutical, medical and prescription audits. Portfolio Optimization offerings assist clients in identifying the optimum mix of products in their portfolios and pipelines and in resolving various strategic issues, including which therapy classes to enter, which products to develop and license, how to create the right marketing mix and how to identify the most promising acquisition targets. The information reported in these services is generated or derived from data collected primarily from pharmaceutical manufacturers, pharmaceutical wholesalers, pharmacies, hospitals and doctors. Portfolio Optimization offerings are delivered to clients via CD-ROMs, software application tools, computer on-line services, magnetic media for use in client computer systems and IMS's customized electronic workstations and hardcopy reports. IMS's principal Portfolio Optimization offerings are as follows:

  •
  Pharmaceutical Audits. These audits measure the sale of pharmaceutical products into pharmacies, supplemented in some countries by data collected from dispensing physicians, retail chains and discount stores. These audits contain data projected to national estimates, showing product sales by therapeutic class broken down by package size and dosage form. IMS publishes pharmaceutical audits covering 77 countries.

  •
  Medical Audits. These audits are based on information collected from panels of practicing office-based physicians and contain projected national estimates of the number of consultations for each diagnosed disease with details of the therapy prescribed. These audits also analyze the use physicians make of individual drugs by listing the diseases for which they are prescribed, the potential therapeutic action the physician is expecting, other drugs prescribed at the same time, and estimates of the total number of drugs used for each disease. IMS publishes medical audits covering 50 countries.

  •
  Hospital Audits. These audits contain data projected to national and regional estimates and show the sale of pharmaceutical products to hospitals by therapeutic class. Related reports provide audits of laboratory diagnostic supplies, hospital supplies and hospital records. IMS publishes hospital audits covering 43 countries.

  •
  Prescription Audits. These audits analyze the rate at which drugs move out of the pharmacy and into the hands of the consumer, and measure both what is prescribed by physicians and what is actually dispensed at the pharmacy. IMS publishes prescription audits covering 17 countries.

  •
  MIDAS® Services. MIDAS is an on-line multinational integrated data analysis tool that harnesses IMS's worldwide databases and is used by the pharmaceutical industry to assess and utilize global pharmaceutical information and trends in multiple markets. The MIDAS Quantum offering gives clients on-line access to IMS compiled pharmaceutical, medical, promotional and chemical data. Using MIDAS Quantum, clients are able to view information from the national databases compiled by IMS and produce statistical reports in the format required by the client. MIDAS contains information covering more than 70 countries.

  •
  Other Portfolio Optimization Reports. These include Market Research Publications including the Pharmaceutical World Review™; personal care reports, which measure the sale of medical surgical device product purchases; and reports on bulk chemical shipments and molecules for R&D. IMS has developed, in certain countries, disease and treatment information at the patient level (in which information is not identifiable at the individual patient level) that gives participants in the healthcare industry new insights into the treatment of diseases. The availability, scope and frequency of the foregoing reports vary on a country-by-country basis.

        Brand and Launch Management and Other offerings represented approximately 15% of IMS's worldwide revenue in 2004.

  •
  Brand Management. Brand Management offerings combine information, analytical tools, services and expertise to address client needs relevant to each stage in the lifecycle of a pharmaceutical product, including market assessment and forecasting, promotion planning and optimization, performance monitoring and management and lifecycle planning and management. Brand Management offerings are also utilized by clients for tracking the effectiveness of advertising and promotion, measuring factors that affect prescribing behavior and helping fine tune marketing and sales strategies. Included in the Brand Management offerings are:

  •
  Promotional Audits. IMS's Promotional Audits measure pharmaceutical promotion for a particular market, including sales-force promotion and journal and mail advertising, based on information received from panels of physicians and from monitoring medical journals and direct mail. In the United States, spending on direct-to-consumer advertising is also measured. IMS publishes promotional audit reports covering 22 countries.

    •
    Forecasting Portfolio. IMS's Forecasting Portfolio includes multi-country forecasts of expected market performance by country and within therapy category. These offerings are closely aligned with Forecasting Services, which include consulting and training.

  •
  Launch Management. Launch Management offerings combine information, analytical tools, services and expertise to assist clients in planning and implementing the launch of a new pharmaceutical product. Launch Management offerings are used by clients to support decision-making throughout the drug launch process, including forecasting results, evaluating launch strategies, gauging the effects of promotional campaigns and recommending course corrections.

  •
  Other. IMS also provides products and services in the following areas:

  •
  Managed Care. IMS's Managed Care offerings provide an array of information to quantify the effects of managed care on the pharmaceutical and healthcare industry. Managed Care offerings are used by clients to assist in evaluating the impact of managed care on the pharmaceutical marketplace and in enhancing the performance of their products through better contracting strategies, formulary management and tracking, plan performance tracking and monitoring plan relationships with organizations, such as large medical groups, that may influence prescribing behavior. The types of reports include, measurement of prescriptions at the plan level, formulary assessment and tracking, and tracking of prescription payment by type (e.g., cash, Medicaid or third party). This service is available both in the United States and Canada. In addition, to address emerging Medicare needs in the United States, IMS makes the following services available to its clients: Strategic Consulting, Tactical Consulting, Rebate Validation and Performance Evaluation.

  •
  Consumer Health. IMS's Customer Health services provide detailed product movement, market share and pricing information for over-the-counter, personal care, patient care and nutritional products. Consumer Health offerings assist over-the-counter and pharmaceutical manufacturers in understanding consumer purchasing dynamics and promotional impact, examining and assessing segmentation and sales force management, strategic business planning, market opportunity and performance management. IMS publishes reports on the global consumer health market, with audited information covering 26 countries, and provides related services. PharmaTrend, IMS's tracking service for over-the-counter pharmaceutical products purchased by consumers, is available in 12 European countries.

        IMS Consulting and Services represented approximately 11% of IMS's worldwide revenue in 2004. In delivering these services, IMS uses proprietary capabilities and methodologies to assist pharmaceutical clients in analyzing and evaluating market trends, strategies and tactics, and to help in the development and implementation of customized software applications and data warehouse tools. Consultants' expertise spans multiple therapeutic areas and geographic markets, as well as all of the critical commercial issues pharmaceutical firms face. Three service lines comprise the Consulting and Services organization:

  •
  Management Consulting. Consultants identify evidence-based solutions and actionable strategies that can have an immediate impact on financial and market performance. Five practice areas focus on client issues related to:

  •
  Pricing and reimbursement

  •
  Promotion management

  •
  Sales and account management

  •
  Product and portfolio development

  •
  Performance measurement and tracking

  •
  Information Management Consulting. Consultants help clients maximize their information resources, infrastructure and architecture. Three practice areas include:

  •
  Information modeling and data warehousing—Leveraging information assets to ensure operational use and efficiency

  •
  Custom application development—Creating new functionality for custom-developed or packaged applications

  •
  Business process services—Strategically utilizing technology to provide fast, accurate analysis and operational efficiencies in sales and marketing core processes

  •
  Client Services. Along with product set-up, installation and implementation of IMS offerings, Client Services includes customer training and a variety of ongoing, post-sales services. The group provides real-time answers to questions about IMS products and applications, and engages in quality assurance and process improvements.

IMS Data Suppliers

        Over the past five decades, IMS generally has developed and maintained strong relationships with its data suppliers in each market in which it operates. IMS has historical connections with many of the relevant trade associations and professional associations, including for example, in the United States, where it has been designated as a database licensee by the American Medical Association ("AMA") for use and sublicensing of the AMA's physician database. As the supply of pharmaceutical data is critical to IMS's business, IMS devotes significant human and financial resources to its data collection efforts. During the past two years, IMS has had to address adverse data supply issues relating to certain of its products in Japan; however, these suppliers have resumed providing data to the Company, which has enabled the Company to introduce new offerings to its clients in Japan.

IMS Customers

        Sales to the pharmaceutical industry accounted for substantially all of IMS's revenue in 2004. All major pharmaceutical and biotechnology companies are customers of IMS, and many of the companies subscribe to reports and services in several countries. IMS's customer base is broad in scope and enables it to avoid dependence on any single customer. None of IMS's customers accounted for more than 10% of the Company's gross revenues in 2004, 2003 or 2002.

IMS Competition

        While no competitor provides the geographical reach or breadth of IMS's services, IMS generally competes in the countries in which it operates with other information services companies, as well as the in-house capabilities of its customers. Generally, competition has arisen on a country-by-country basis. In Europe, certain of IMS's services compete with those offered by competitors such as Taylor Nelson in the United Kingdom, Cegedim in France, Germany and the United Kingdom, and NDCHealth Corporation in Germany and the United Kingdom. In the United States, certain of IMS's sales management services, including its sales territory and prescription tracking reports, compete with the offerings of various companies, particularly NDCHealth Corporation. Also, various companies compete with IMS in the United States with respect to IMS's market research services. IMS's consulting and services businesses compete with various consulting firms around the world, including Verispan, LLC and ZS Associates. Service, quality, coverage and speed of delivery of information services and products are the principal differentiators in IMS's markets.

IMS Foreign Operations

        As indicated above, IMS and its subsidiaries engage in a significant portion of their business outside of the United States. IMS provides information services covering more than 100 countries and maintains offices in 76 countries on six continents, with approximately 64% of total 2004 revenue and a significant portion of its operating income generated outside the United States. IMS's foreign operations are subject to the usual risks inherent in carrying on business outside of the United States, including fluctuation in relative currency values, possible nationalization, expropriation, price controls and other restrictive government actions. IMS believes that the risk of nationalization or expropriation is reduced because its products are software, services and information, rather than the production of products that require manufacturing facilities or the use of natural resources.

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

IMS Employees

        IMS had approximately 6,400 employees worldwide as of December 31, 2004. Almost all of these employees are full-time. None of the Company's U.S. employees are represented by a union. In Austria, Belgium, France, Germany, Italy, the Netherlands and Spain, the Company has Works Councils, which are a legal requirement in those countries. The Company also has a European Works Council, which is a requirement under European Union laws. Management considers its relations with its employees to be good and to have been maintained in a normal and customary manner.

Corporate

        IMS currently maintains its corporate center in Fairfield, Connecticut and a global Shared Services facility located in Allentown, Pennsylvania. IMS also owns Enterprises, its venture capital unit. Enterprises has investments in venture capital funds that invest in emerging businesses, with an emphasis on information technology and the healthcare information industry. It has invested as a limited partner in Information Partners Capital Fund, Information Associates, L.P. and Information Associates II, L.P., all of which are venture capital limited partnerships. Enterprises also has a limited number of direct investments.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        From time to time, information and statements provided by the Company may contain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. The Company cautions shareholders and investors that actual results may differ materially from those projected or suggested in any forward-looking statement as a result of a wide variety of factors, including but not limited to the factors set forth below and under the caption "Forward Looking Statements" in the Company's 2004 Annual Report to Shareholders, which is incorporated herein by reference:

  •
  Results could be affected by the costs and other effects of litigation and other contingencies involving the Company. In particular, management of the Company is unable to predict at this time the final outcome of the Information Resources Litigation and the various tax and other matters described in Note 17 to the Consolidated Financial Statements in the 2004 Annual Report to Shareholders, or whether the resolution of these matters could materially affect the Company's financial position, results of operations or cash flows.

  •
  The Company operates globally, deriving approximately 64% of its 2004 revenue from non-United States operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar increase the volatility of U.S. dollar-denominated operating results. Emerging markets currencies tend to be considerably less stable than in established markets, which may further contribute to volatility in operating results. In addition, the Company is subject to the usual risks inherent in carrying on business in certain countries outside the United States, including possible nationalization, expropriation, price controls or other restrictive government actions. Management believes that the risk of nationalization or expropriation is reduced because its basic service is the delivery of information, rather than the production of products which require manufacturing facilities or use of natural resources.

  •
  The Company competes in businesses which demand or sell sophisticated information systems, software and other technology, including the technology utilized to deliver products and services. The types of systems which the Company's businesses require or sell can be expected to be subject to modifications, some of which may be major, as such systems and underlying technologies are upgraded or advanced or new technologies are introduced. There can be no guarantee that as various systems and technologies become outdated, the Company will be able to replace them, to replace them as quickly as the Company's competition or to develop and market new and better products and services and technology in the future on time and on a cost-effective basis. Further, there can be no guarantee regarding the degree and rate at which customers will adopt new technologies or products that may result in the Company not achieving the benefits that might have been anticipated from such new technologies or products.

  •
  The Company and its predecessors have entered, and the Company continues to enter, into global tax planning initiatives in the normal course of their businesses. These activities are subject to review by applicable tax authorities and courts. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to the Company, including those tax related matters described in Note 17 to the Consolidated Financial Statements in the 2004 Annual Report to Shareholders.

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

  •
  Suppliers of data may increase restrictions on the use of the data by the Company, or refuse to license the data to the Company. There can be no assurance that data suppliers will not impose additional contractual restrictions on the Company's use or access to data, or refuse to provide data, now or in the future, in a manner thatcould have a material adverse affect on the business of the Company or its operating results.

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

Item 2. Properties

        The principal properties of the Company as at December 31, 2004 are set forth below.

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

        The operations of IMS are also conducted from eleven leased offices located throughout the United States and 102 leased offices in non-United States locations.

        IMS owns or leases a variety of computers and other equipment for its operational needs. The Company continues to upgrade and expand its computers and related equipment in order to increase efficiency, enhance reliability and provide the necessary base for business expansion.

Item 3. Legal Proceedings

        Information in response to this item is set forth in "Note 17. Contingencies" of the Notes to the Consolidated Financial Statements on pages 47 to 55 in the 2004 Annual Report to Shareholders, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT*

        Officers are appointed by the Board of Directors to hold office until their respective successors are chosen and qualified. Listed below are the executive officers of IMS at March 1, 2005 and brief summaries of their business experience during the past five years.

Name	Title	Age
David M. Thomas	Executive Chairman**	55
David R. Carlucci	Chief Executive Officer and President**	50
Gilles V. J. Pajot	Executive Vice President and President, IMS Europe, Middle East and Africa	55
Bruce F. Boggs	Senior Vice President and President, IMS Americas	52
Nancy E. Cooper	Senior Vice President and Chief Financial Officer	51
Robert H. Steinfeld	Senior Vice President, General Counsel and Corporate Secretary	51
Leslye G. Katz	Vice President and Controller	50
Jeffrey J. Ford	Vice President and Treasurer	40

*
Set forth as a separate item pursuant to Item 401(b) of the Securities and Exchange Commission's Regulation S-K.

**
Member of the Board of Directors.

        Mr. Thomas was appointed Executive Chairman of IMS in January, 2005, and served as Chairman and Chief Executive Officer from November, 2000 until January, 2005. He also held the title of President from November, 2000 until October, 2002. Prior to that, he was Senior Vice President/Group Executive at IBM, responsible for the global Personal Systems Group, from January, 1998 to September, 2000. Mr. Thomas also was a member of the IBM Corporate Executive Committee, which oversees all IBM operations worldwide. Joining IBM in 1972, Mr. Thomas held progressively responsible executive positions at the company, including General Manager, IBM North America from October, 1995 to January, 1996, and General Manager, Global Industries from January, 1996 to January, 1998.

        Mr. Carlucci was appointed Chief Executive Officer and President of IMS in January, 2005 and President and Chief Operating Officer in October, 2002. Before joining IMS, Mr. Carlucci was General Manager, IBM Americas, which comprises all of IBM's sales and distribution operations in the U.S., Canada and Latin America from January, 2000 until January, 2002. Prior to that, Mr. Carlucci held roles of increasing responsibility at IBM, including General Manager, IBM's S/390 Division from January, 1998 to January, 2000; Chief Information Officer from February, 1997 to January, 1998; General Manager, IBM Printing Systems Company from July, 1995 to January, 1997; Vice President, systems, industries and services, Asia Pacific from January, 1993 to July, 1995; and Vice President, marketing and channel management, IBM Personal Computer Company—North America from February, 1990 to December, 1992. He joined IBM in 1976 as a Sales Representative.

        Mr. Pajot was appointed Executive Vice President and President, IMS Europe, Middle East and Africa in November, 2000. He joined the Company as President of IMS European Region in December, 1997. Previously, Mr. Pajot worked for 20 years with Pharmacia & Upjohn and its predecessor company, serving as Senior Vice President at Pharmacia & Upjohn from July, 1997 to December, 1997, with responsibility for global restructuring initiatives following the 1995 merger of Pharmacia & Upjohn. From November, 1995 to July, 1997, he was Senior Vice President of Pharmacia & Upjohn's Europe, Middle East and Africa Region. Prior to that, he served as Executive Vice President, Worldwide Pharmacia AB from September, 1994 to November, 1995.

        Mr. Boggs was appointed Senior Vice President and President, IMS Americas in January, 2004. He joined IMS in August, 2002 as Senior Vice President of U.S. Sales. Before joining IMS, Mr. Boggs was General Manager of the Americas and Vice President of Sales for IBM's Personal Computer Division from September, 1998 to August, 2002. Prior to that, he held roles of increasing responsibility at IBM, including General Manager of Healthcare for North

America, General Manager of the Southwestern U.S. and Corporate Director of Strategic Development. Mr. Boggs joined IBM in 1976 as a Sales Representative.

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

        Ms. Katz was appointed Vice President and Controller of IMS in October, 2001. Prior to that, Ms. Katz served as Vice President and Chief Financial Officer of American Lawyer Media, Inc., a legal journalism and information company, from September, 1998 to July, 2001. She was Vice President and Treasurer of Cognizant Corporation from August, 1996 to August, 1998. Ms. Katz held a number of senior financial management posts at R.H. Donnelley Corporation (then known as "The Dun & Bradstreet Corporation") from 1980 to 1996, including Senior Vice President and Chief Financial Officer of Reuben H. Donnelley from September, 1992 to July, 1996.

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

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table provides information about the purchase by the Company during the quarter ended December 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs[2]
October 1-31, 2004	1,740,000	$22.82	1,740,000	12,670,600
November 1-30, 2004	1,900,000	$21.88	1,900,000	10,770,600
December 1-31, 2004	183,650	$22.79	183,650	10,586,950

Total	3,823,650	$22.35	3,823,650	10,586,950

(1)
All shares were repurchased through the Company's publicly announced stock repurchase programs.

(2)
On April 15, 2003, the Company announced a stock repurchase program to buy up to 10,000,000 shares of the Company's common stock. The Company completed the April 2003 program during the quarter ended June 30, 2004. On February 10, 2004, the Company announced a stock repurchase program to buy up to 10,000,000 shares of the Company's common stock. Unless terminated earlier by resolution of the Company's Board of Directors, this program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of December 31, 2004, 9,413,050 shares had been purchased under the February 2004 program. On December 14, 2004, the Company announced another stock repurchase program to buy up to 10,000,000 shares of the Company's common stock. Unless terminated earlier by resolution of the Company's Board of Directors, this program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of December 31, 2004, no shares had been purchased under the December 2004 program.

        Additional information in response to this Item is set forth under "IMS Health Common Stock Information" and "Dividends" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 and 18, and in "Note 11. Financial Instruments" of Notes to Consolidated Financial Statements on pages 37 to 39, in the 2004 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 6. Selected Financial Data

        Selected financial data required by this Item is incorporated herein by reference to the information relating to the years 2000 through 2004 set forth in the "Five-Year Selected Financial Data" on page 59 in the 2004 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Information in response to this Item is set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1 to 18 in the 2004 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        Information in response to this Item is set forth under "Market Risk" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 12, and in "Note 11. Financial Instruments" of Notes to Consolidated Financial Statements on pages 37 to 39, in the 2004 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        See Index to Consolidated Financial Statements and Schedule under page 16.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

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

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of December 31, 2004 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

Design and Evaluation of Internal Control Over Financial Reporting

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2004. The Company's independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in the Company's 2004 Annual Report to Shareholders under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and on page 19 and page 20, respectively.

Changes in Internal Control over Financial Reporting

        There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

        On March 9, 2005, the Company entered into the Amended and Restated Credit Agreement among IMS Health Incorporated as a Borrower, IMS AG, as a Borrower, IMS Japan K.K., as a Borrower, The Lenders Parties Hereto, Wachovia Bank, National Association, as Administrative Agent, Barclays Bank PLC and ABN Amro Bank N.V., as Co-Syndication Agents, and Suntrust Bank and Fortis Capital Corp, as Co-Documentation Agents dated March 9, 2005 (the "Credit Agreement"). The Credit Agreement is attached hereto as Exhibit 10.47 and is incorporated herein by reference. This Credit Agreement is described under "Debt" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 9, and in "Note 11. Financial Instruments" of Notes to Consolidated Financial Statements on pages 37 through 39, in the 2004 Annual Report to Shareholders, which descriptions are incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information about the Company's directors and nominees in response to this Item, including information relating to its audit committee and audit committee financial expert, will be set forth in the section entitled "Proposal No. 1: Election of Directors" in the Company's Definitive Proxy Statement (the "2005 Proxy Statement") relating to its Annual Meeting of Shareholders to be held on May 6, 2005, which information is incorporated herein by reference. Information about the Company's executive officers is set forth in the section entitled "Executive Officers of the Registrant" on pages 10 and 11 of this report.

        Information about the filing of reports by the Company's directors, executive officers and 10% stockholders under Section 16(a) of the Exchange Act will be set forth under the section "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2005 Proxy Statement. Information relating to the Company's Code of Ethics for Principal Executive Officer and Senior Financial Officers is included on page 8 of this Annual Report on Form 10-K.

Item 11. Executive Compensation

        Information in response to this Item will be set forth in the sections entitled "Proposal No. 1: Election of Directors" and "Compensation of Executive Officers" in the Company's 2005 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information in response to this Item will be set forth in the sections entitled "Security Ownership of Management and Principal Shareholders" and "Equity Compensation Plan Information" in the Company's 2005 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Not applicable.

Item 14. Principal Accountant Fees and Services

        Information in response to this item will be set forth in the section entitled "Proposal No. 2: Appointment of and Relationship with Independent Registered Public Accounting Firm" in the Company's 2005 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

  (a)
  List of documents filed as part of this report.

  (1)
  Consolidated Financial Statements.

      See Index to Consolidated Financial Statements and Schedule on page 16.

    (2)
    Consolidated Financial Statement Schedule.

      See Index to Consolidated Financial Statements and Schedule on page 16.

    (3)
    Other Financial Information.

      Five-Year Selected Financial Data. See Index to Consolidated Financial Statements and Schedule on page 16.

  (b)
  Exhibits.

    See Index to Exhibits on pages 19 to 23, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits.

  (c)
  Financial Statement Schedule.

    See Index to Consolidated Financial Statements and Schedule on page 16.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMS Health Incorporated (Registrant)
By:	/s/ DAVID R. CARLUCCI David R. Carlucci Chief Executive Officer and President

Date: March 15, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DAVID R. CARLUCCI David R. Carlucci	Chief Executive Officer, President and Director (principal executive officer)
/s/ NANCY E. COOPER Nancy E. Cooper	Senior Vice President and Chief Financial Officer (principal financial officer)
/s/ LESLYE G. KATZ Leslye G. Katz	Vice President and Controller (principal accounting officer)
/s/ CONSTANTINE L. CLEMENTE Constantine L. Clemente	Director
/s/ JAMES D. EDWARDS James D. Edwards	Director
/s/ KATHRYN E. GIUSTI Kathryn E. Giusti	Director
/s/ JOHN P. IMLAY, JR. John P. Imlay, Jr.	Director
/s/ ROBERT J. KAMERSCHEN Robert J. Kamerschen	Director
/s/ H. EUGENE LOCKHART H. Eugene Lockhart	Director
/s/ M. BERNARD PUCKETT M. Bernard Puckett	Director
/s/ DAVID M. THOMAS David M. Thomas	Director
/s/ WILLIAM C. VAN FAASEN William C. Van Faasen	Director

Date: March 15, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Financial Statements:

        The Company's Consolidated Financial Statements, the notes thereto and the related report thereon of PricewaterhouseCoopers LLP, independent registered public accounting firm, as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002, appearing on pages 19 to 57 in the 2004 Annual Report to Shareholders, are incorporated by reference into this Annual Report on Form 10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.

	Form 10-K	2004 Annual Report to Shareholders
	Page
Statement of Management's Responsibility for Financial Statements		19
Management's Report on Internal Control Over Financial Reporting		19
Report of Independent Registered Public Accounting Firm		20
FINANCIAL STATEMENTS:
As of December 31, 2004 and 2003:
Consolidated Statements of Financial Position		21
For the years ended December 31, 2004, 2003 and 2002:
Consolidated Statements of Income		22
Consolidated Statements of Cash Flows		23-24
Consolidated Statements of Shareholders' Equity		25-27
Notes to Consolidated Financial Statements		28-57
OTHER FINANCIAL INFORMATION:
Quarterly Financial Data (Unaudited) for the years ended December 31, 2004 and 2003		58
Management's Discussion and Analysis of Financial Condition and Results of Operations		1-18
Business Segments is included in "Notes to Consolidated Financial Statements"		56-57
Five-Year Selected Financial Data (Unaudited)		59
SCHEDULE:
Report of Independent Auditors on Financial Statement Schedule	17
Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002	18
OTHER:
IMS Health Incorporated and Subsidiaries	Exhibit 21

        Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of IMS Health Incorporated:

        Our audits of the consolidated financial statements, of management's assessment of the effectiveness of the Company's internal control over financial reporting and of the effectiveness of the Company's internal control over financial reporting referred to in our report dated March 14, 2005, which is included in the 2004 Annual Report to the Shareholders of IMS Health Incorporated (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of financial statement schedule listed in Item 15 (a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, NY
March 14, 2005

IMS HEALTH INCORPORATED AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004, 2003 and 2002

(In thousands)

COL. A	COL. B	COL. C				COL. D		COL. E
		Additions
Description	Balance Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for accounts receivable:
For the Year Ended December 31, 2004	$4,429	$4,169		$6,617	(a)	$6,945	(b)	$8,270
For the Year Ended December 31, 2003	$5,808	$673		$9,333	(a)	$11,385	(b)	$4,429
For the Year Ended December 31, 2002	$6,936	$1,634		$13,402	(a)	$16,164	(b)	$5/808
Valuation allowance deferred income taxes:
For the Year Ended December 31, 2004	$9,146	$3,395	(c)	$0		$159		$12,382
For the Year Ended December 31, 2003	$9,155	$2,591	(c)	$0		$2,600		$9,146
For the Year Ended December 31, 2002	$13,202	$3,763	(c)	$0		$7,810		$9,155

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

INDEX TO EXHIBITS

Regulation S-K Exhibit Number		Description
3	Articles of Incorporation and By-laws
	..1	Restated Certificate of Incorporation of IMS Health Incorporated dated May 29, 1998 (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed on June 12, 1998).
	.2	Certificate of Amendment of Restated Certificate of Incorporation of IMS Health Incorporated dated March 22, 1999 (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed on May 17, 1999).
	.3	Amended and Restated By-laws of IMS Health Incorporated (as amended through February 14, 2005) (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on February 18, 2005).
4	Instruments Defining Rights of Security Holders, Including Indentures
	.1	Rights Agreement dated as of June 15, 1998 between IMS Health Incorporated and First Chicago Trust Company of New York (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
	.2	Amendment No. 1 to the Rights Agreement dated as of March 28, 2000 between IMS Health Incorporated and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000).
	.3	Amendment No. 2 to the Rights Agreement dated as of July 18, 2000 between IMS Health Incorporated and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000).
	.4	Note Purchase Agreement dated as of January 15, 2003, between IMS Health Incorporated and each purchaser party thereto relating to the issuance and sale of $150,000,000 aggregate principal amount of 4.60% Senior Notes due 2008 (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003).
10	Material Contracts
	.1	Distribution Agreement between Cognizant Corporation and IMS Health Incorporated, dated as of June 30, 1998 (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
	.2	Tax Allocation Agreement between Cognizant Corporation and IMS Health Incorporated, dated as of June 30, 1998 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
	.3	Employee Benefits Agreement between Cognizant Corporation and IMS Health Incorporated, dated as of June 30, 1998 (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
	.4	Amended and Restated Transition Services Agreement among The Dun & Bradstreet Corporation, The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner, Inc. (p.k.a. Gartner Group Inc.), dated as of June 30, 1998 (incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
	.5	Eighth Amended and Restated Agreement of Limited Partnership of IMS Health Licensing Associates, L.P., among IMS AG, Coordinated Systems Management, Inc., Utrecht-America Finance Co. and Edam, L.L.C., dated as of July 1, 2003.†
	.6	Second Amended and Restated IMS Health Guaranty made by IMS Health Incorporated in favor of Utrecht-America Finance Co. and Edam, L.L.C., dated as of July 1, 2003.†

.7	Undertaking of IMS Health Incorporated, dated June 30, 1998 (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
.7.1	Distribution Agreement among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997).
.7.2	Tax Allocation Agreement among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997).
.7.3.	Employee Benefits Agreement among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997).
.7.4	Amended and Restated Indemnity and Joint Defense Agreement among VNU N.V., VNU Inc., AC Nielsen Corporation, Neilsen Media Research Inc., R.H. Donnelley Corporation, The Dun & Bradstreet Corporation, Moody's Corporation and IMS Health Incorporated, dated July 30, (incorporated by reference to Exhibit 10.1 the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 3, 2004).
.8	Distribution Agreement between IMS Health Incorporated and Gartner, Inc. (p.k.a. Gartner Group Inc.), dated as of June 17, 1999 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 10, 1999).
.9	Distribution Agreement between IMS Health Incorporated and Synavant Inc., dated August 31, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed September 15, 2000).
.10	Tax Allocation Agreement between IMS Health Incorporated and Synavant Inc. dated August 31, 2000 (incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K filed September 15, 2000).
.11	Employee Benefits Agreement between IMS Health Incorporated and Synavant Inc. dated August 31, 2000 (incorporated by reference to Exhibit 2.5 to the Registrant's Current Report on Form 8-K filed September 15, 2000).
.12	Distribution Agreement between IMS Health Incorporated and Cognizant Technology Solutions Corporation dated January 7, 2003 (incorporated by reference to Exhibit 10.13 to the Amendment No. 2 to Form S-4 Registration Statement of Cognizant Technology Solutions Corporation filed on January 9, 2003).
.13	1998 IMS Health Incorporated Replacement Plan for Certain Non-Employee Directors Holding Cognizant Corporation Equity-Based Awards, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.14	1998 IMS Health Incorporated Non-Employee Directors' Stock Incentive Plan, as amended on July 25, 2000 and restated to reflect such amendment (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 filed on July 14, 2003).*
.15	Form of Non-Employee Directors' Stock Option Agreement (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.16	Form of Non-Employee Directors' Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*
.17	Form of Non-Employee Directors' Restricted Stock Agreement (incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

.18	Form of Non-Employee Directors' Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*
.19	1998 IMS Health Incorporated Non-Employee Directors' Deferred Compensation Plan (As amended and restated through August 1, 2002) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002).*
.20	1998 IMS Health Incorporated Replacement Plan for Certain Employees Holding Cognizant Corporation Equity-Based Awards, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.21	1998 IMS Health Incorporated Employees' Stock Incentive Plan (As amended and restated effective May 2, 2003) (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 10, 2004).*
.22	IMS Health Incorporated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report of Form S-8 filed January 16, 2001).*
.23	Form of Employees' Stock Option Agreements (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.24	Forms A, B and C of Employees' Stock Option Agreements (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*
.25	Form of Purchased Option Agreement (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.26	Form of Employees' Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.27	Forms A and B of Employees' Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*
.28	Forms of Change-in-Control Agreement for Certain Executives of IMS Health Incorporated (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 10, 2004).*
.29	Amended and Restated IMS Health Incorporated Employee Protection Plan, effective March 9, 2005.*†
.30	IMS Health Incorporated Executive Annual Incentive Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.30.1	Summary of 2005 Performance Goals And Award Opportunities under the IMS Health Incorporated Executive Annual Incentive Plan and Performance Restricted Stock Incentive Plan.*†
.31	IMS Health Incorporated Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10Q for the quarter ending June 30, 2001).*
.31.1	Exhibit A to the IMS Health Incorporated Long-Term Incentive Program—Designation of 2005-06 Performance Period, Performance Goal, And Award Opportunities.*†
.32	IMS Health Incorporated Supplemental Executive Retirement Plan (As amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*
.32.1	First Amendment to the IMS Health Incorporated Supplemental Executive Retirement Plan (As amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*

.33	IMS Health Incorporated Retirement Excess Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.33.1	First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
.34	IMS Health Incorporated Savings Equalization Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.34.1	First Amendment to the IMS Health Incorporated Savings Equalization Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
.34.2	Second Amendment to the IMS Health Incorporated Savings Equalization Plan, dated October 1, 1999 (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
.35	IMS Health Incorporated Executive Deferred Compensation Plan, (As amended and restated effective August 1, 2002) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002).*
.35.1	Selected portions of the Prospectus Supplement, dated September 27, 1999 setting forth certain terms and conditions of the Executive Deferred Compensation Plan for U.S. employees (incorporated by reference to Exhibit 10.4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
.35.2	Selected portions of the Private Placement Memorandum, dated September 27, 1999 setting forth certain terms and conditions of the Executive Deferred Compensation Plan for U.S. employees (incorporated by reference to Exhibit 10.4.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
.36	IMS Health European Deferred Compensation Plan, dated December 1, 1999 (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
.37	IMS Health Incorporated U.S. Executive Retirement Plan (As amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*
.37.1	First Amendment to the IMS Health Incorporated U.S. Executive Retirement Plan (As amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
.38	IMS Health Incorporated Executive Pension Plan effective as of April 17, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
.39	Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert E. Weissman, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
.39.1	Amended and Restated Amendment dated as of January 15, 2001 to the Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert E. Weissman, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
.40	Amended and Restated Employment Agreement by and between IMS Health Incorporated and Victoria R. Fash, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*

	.40.1	Amended and Restated Amendment dated as of January 15, 2001 to the Amended and Restated Employment Agreement by and between IMS Health Incorporated and Victoria R. Fash, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
	.41	Amended and Restated Employment Agreement by and between IMS Health Incorporated and David M. Thomas effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 18, 2005).*
	.42	Employment Agreement by and between IMS Health Incorporated and Gilles Pajot effective as of November 14, 2000 (incorporated by reference to Exhibit 10.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
	.43	Employment Agreement by and between IMS Health Incorporated and James C. Malone effective as of November 14, 2000 (incorporated by reference to Exhibit 10.46 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
	.44	Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert H. Steinfeld effective as of February 11, 2003 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
	.45	Amended and Restated Employment Agreement by and between IMS Health Incorporated and David R. Carlucci effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 18, 2005).*
	.46	Amended and Restated Employee Agreement by and between IMS Health Incorporated and Nancy E. Cooper effective as of February 11, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
	.47	Amended and Restated Credit Agreement among IMS Health Incorporated as a Borrower, IMS AG as a Borrower, IMS Japan K.K., as a Borrower, The Lenders Parties Hereto, Wachovia Bank, National Association, as Administrative Agent, Barclays Bank PLC and ABN Amro Bank N.V., as Co-Syndication Agents, and Suntrust Bank and Fortis Capital Corp, as Co-Documentation Agents dated March 9, 2005.†
	.48	Share Purchase Agreement, dated as of December 21, 2004, by and between IMS Health Incorporated and The TriZetto Group, Inc. (filed as Exhibit F to IMS's Amendment No. 4 to Schedule 13D filed on December 22, 2004 with respect to the TriZetto Common Stock).
13	2004 Annual Report to Shareholders.†
21	List of Active Subsidiaries as of December 31, 2004.†
23	Consent of Independent Registered Public Accounting Firm.†
31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).†
31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).†
32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.†

*
Management contract or compensatory plan or arrangement

†
Filed herewith

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Table of Contents
PART I
FACTORS THAT MAY AFFECT FUTURE RESULTS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
PART III
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
IMS HEALTH INCORPORATED AND SUBSIDIARIES SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS For the years ended December 31, 2004, 2003 and 2002 (In thousands)
INDEX TO EXHIBITS