Form 10-Q
period 2005-03-31
IMS HEALTH INC
filed 2005-05-06
CIK 1058083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title	Shares Outstanding
of Class	At March 31, 2005
Common Stock, par value $.01 per share	226,591,694

IMS HEALTH INCORPORATED

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Financial Position
As of March 31, 2005 and December 31, 2004	3
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2005 and 2004	4
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and 2004	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION	42
Item 1. Legal Proceedings	42

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	42

Item 6. Exhibits	43

SIGNATURES	44

EXHIBITS

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(Dollars and shares in thousands, except per share data)

	As of March 31, 2005	As of December 31, 2004
Assets:
Current Assets:
Cash and cash equivalents	$401,327	$444,903
Short-term marketable securities	6,748	15,053
Accounts receivable, net of allowances of $7,567 and $8,270 in 2005 and 2004, respectively	330,312	280,548
Other current assets	190,534	196,015
Total Current Assets	928,921	936,519
Securities and other investments	8,032	7,915
Property, plant and equipment, net of accumulated depreciation of $194,032 and $192,440 in 2005 and 2004, respectively	140,082	145,214
Computer software	235,007	230,021
Goodwill	342,972	302,229
Other assets	269,206	268,808
Total Assets	$1,924,220	$1,890,706

Liabilities, Minority Interests and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$70,523	$70,344
Accrued and other current liabilities	208,893	237,139
Accrued income taxes	177,919	116,985
Short-term deferred tax liability	9,641	9,923
Deferred revenues	117,794	119,730
Total Current Liabilities	584,770	554,121
Postretirement and postemployment benefits	99,531	99,899
Long-term debt (Note 9)	731,490	626,670
Other liabilities	219,326	252,326
Total Liabilities	$1,635,117	$1,533,016

Commitments and Contingencies (Note 8)
Minority Interests	$99,645	$101,976

Shareholders’ Equity:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares at March 31, 2005 and December 31, 2004, respectively	$3,350	$3,350
Capital in excess of par	473,742	477,768
Retained earnings	2,081,852	2,056,079
Treasury stock, at cost, 108,454 and 105,916 shares at March 31, 2005 and December 31, 2004, respectively	(2,330,404)	(2,268,414)
Cumulative translation adjustment	(14,059)	12,239
Minimum pension liability adjustment, net of taxes of $11,129 at March 31, 2005 and December 31, 2004	(24,691)	(24,691)
Unrealized loss on changes in fair value of cash flow hedges, net of tax	(312)	(665)
Unrealized (loss) gain on investments, net of tax	(20)	48
Total Shareholders’ Equity	$189,458	$255,714
Total Liabilities, Minority Interests and Shareholders’ Equity	$1,924,220	$1,890,706

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004

Operating Revenue	$410,984	$361,576

Operating costs	183,357	152,688
Selling and administrative expenses	106,078	90,950
Depreciation and amortization	24,677	21,706
Operating Income	96,872	96,232
Interest income	2,355	962
Interest expense	(6,153)	(4,271)
Gains from investments, net	2,671	6,453
Other income, net	9,261	2,777
Non-Operating Income, Net	8,134	5,921
Income before provision for income taxes	105,006	102,153
Provision for income taxes (Note 11)	(74,663)	(20,109)
TriZetto equity loss, net of income taxes of $624 for 2004	—	(966)
Net Income	$30,343	$81,078

Basic Earnings Per Share of Common Stock	$0.13	$0.35
Diluted Earnings Per Share of Common Stock	$0.13	$0.34
Weighted average number of shares outstanding – Basic	227,874	235,005
Dilutive effect of shares issuable as of period-end under stock option plans	3,405	5,097
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	178	274
Weighted Average Number of Shares Outstanding – Diluted	231,457	240,376

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$30,343	$81,078
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	24,677	21,706
Bad debt expense	1,311	400
Deferred income taxes	2,380	7,640
Gains from investments, net	(2,671)	(6,453)
TriZetto equity loss, net	—	966
Minority interests in net income of consolidated companies	727	1,179
Non-cash stock compensation charges	740	563
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in accounts receivable	(49,405)	(21,962)
Net decrease (increase) in inventory	3,295	(272)
Net increase in prepaid expenses and other current assets	(34,605)	(10,565)
Net (decrease) increase in accounts payable	(302)	1,828
Net decrease in accrued and other current liabilities	(31,782)	(36,738)
Net decrease in accrued severance, impairment and other charges	(6,982)	(2,030)
Net decrease in deferred revenues	(2,780)	(4,177)
Net increase (decrease) in accrued income taxes	32,789	(15,111)
Net (increase) decrease in pension assets (net of liabilities)	(2,031)	167
Net (increase) decrease in other long-term assets	(1,699)	3,353
Net decrease in other long-term liabilities	(4,111)	(1,890)
Net tax benefit on stock option exercises	1,990	3,722
Net Cash (Used in) Provided by Operating Activities	(38,116)	23,404
Cash Flows Used in Investing Activities:
Capital expenditures	(4,337)	(4,524)
Additions to computer software	(20,885)	(17,181)
Proceeds from sale of TriZetto	37,414	—
Investments in short-term marketable securities	8,305	(56)
Payments for acquisitions of businesses, net of cash acquired	(62,455)	(3,878)
Proceeds from sales of investments, net	3,023	10,712
Funding of venture capital investments	(500)	—
Other investing activities, net	(2,800)	(578)
Net Cash Used in Investing Activities	(42,235)	(15,505)
Cash Flows Provided by Financing Activities:
Net increase in debt	107,100	97,793
Payments for purchase of treasury stock	(92,580)	(138,851)
Proceeds from exercise of stock options	23,856	36,337
Dividends paid	(4,570)	(4,707)
Increase in cash overdrafts	9,476	11,249
Payments to minority interests and other financing activities	(827)	(788)
Net Cash Provided by Financing Activities	42,455	1,033
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,680)	(958)
(Decrease) Increase in Cash and Cash Equivalents	(43,576)	7,974
Cash and Cash Equivalents, Beginning of Period	444,903	344,432
Cash and Cash Equivalents, End of Period	$401,327	$352,406

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars and shares in thousands, except per share data)

Note 1.   Interim Condensed Consolidated Financial Statements (unaudited)

The accompanying Condensed Consolidated Financial Statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended.  The Condensed Consolidated Financial Statements (unaudited) do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  The Condensed Consolidated Financial Statements (unaudited) and related notes should be read in conjunction with the Consolidated Financial Statements and related notes of IMS Health Incorporated (the “Company” or “IMS”) included in its 2004 Annual Report on Form 10-K.  Certain prior year amounts have been reclassified to conform to the 2005 presentation.  Amounts presented in the Condensed Consolidated Financial Statements (unaudited) may not add due to rounding.

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

•                  Portfolio Optimization to provide clients with insights into market opportunity and business development assessment; and

•                  Launch and Brand Management and Other to support client needs relative to market segmentation and positioning and life cycle management for prescription and over-the-counter pharmaceutical products.

Within these key information products we provide consulting and services that use in-house capabilities and methodologies to assist pharmaceutical clients in analyzing and evaluating market trends, strategies and tactics, and to help in the development and implementation of customized software applications and data warehouse tools.

The Company operates in more than 100 countries.  The Company also owns a venture capital unit, Enterprise Associates, LLC (“Enterprises”), which is focused on investments in emerging businesses.  Until December 21, 2004, the Company also owned approximately a 25.0% equity interest in the TriZetto Group, Inc. “TriZetto” (See Note 7).

The Company is managed on a global business model with global leaders for the majority of its critical business processes and accordingly has one reportable segment (See Note 15).

Note 3.   Summary of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of all employee share-based payments, including grants of employee stock options, using a fair-value based method, such as the Black-Scholes option valuation model at the date of the grant.  The resulting cost is then recognized as compensation cost in the Consolidated Statements of Income over the service period during which an employee is required to provide service in exchange for the award (usually the vesting period).  In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123R to the first annual reporting period beginning after June 15, 2005.  The Company is currently evaluating the impact of SFAS No. 123R; however, based upon outstanding as well as future anticipated stock-based award grants through December 31, 2006, the Company expects that the adoption under the modified prospective method will have approximately an $0.11 to $0.12 fully diluted earnings per share impact on its consolidated results of operations for the year ending December 31, 2006.  For a description of the Company’s model and assumptions used to calculate the fair value of the Company’s stock-based awards, refer to Note 13 of the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29.”  SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows for the year ending December 31, 2006.

Note 4.   Summary of Significant Accounting Policies

Stock-based compensation.   SFAS No. 123, “Accounting for Stock-Based Compensation” requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied.  The Company has chosen to continue applying Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans.  If the compensation cost for the Company’s stock-based compensation plans was determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three months ended March 31:

		Three Months Ended March 31,
		2005	2004
Net Income:	As reported	$30,343	$81,078
	Add: Stock-based employee compensation expense included in reported net income, net of tax	918	744
	Deduct: Total stock-based employee compensation expense under fair value method for all awards, net of tax	(6,353)	(5,362)
	Pro forma	$24,908	$76,460
Earnings Per Share:
Basic	As reported	$0.13	$0.35
	Pro forma	$0.11	$0.33

Diluted		$0.13	$0.34
	As reported	$0.11	$0.32
	Pro forma

For a description of the Company’s other critical accounting policies, please refer to the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 5.   Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach.  During the three months ended March 31, 2005, the Company completed two acquisitions for an aggregate cost of $25,000.  These acquisitions were Taskarena Software Engineering GmbH (Germany) and SAI Healthcare (U.S.) and were accounted for under the purchase method of accounting.  As such, the aggregate purchase price has been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date.  The purchase price allocations will be finalized after the completion of the valuation of certain assets and liabilities.  Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company’s results of operations.  The Condensed Consolidated Financial Statements (unaudited) include the results of these acquired companies subsequent to the closing of the acquisitions.  Had each of these acquisitions occurred as of January 1, 2005 or 2004, the impact on the Company’s results of operations would not have been significant.  Goodwill of approximately $13,492 was recorded in connection with these acquisitions, of which approximately $9,000 is deductible for tax purposes.

Additionally, during January 2005, the Company paid approximately $36,000 to acquire the 50% interest in IHA.IMS Health GmbH (“IHA”) not owned by the Company.  The Company is currently evaluating the potential purchase price allocation resulting from this payment but expects that a significant portion of the payment will be recorded as goodwill.  For the three months ended March 31, 2004, the Company consolidated the results of IHA and recorded minority interest expense for the 50% not owned by the Company.

The Company made no acquisitions during the three months ended March 31, 2004; however it made certain payments related to acquisitions completed during 2003 and 2002.

Note 6.   Goodwill and Intangible Assets

During the three months ended March 31, 2005, the Company recorded additional goodwill of $54,798 related primarily to the acquisition of the remaining 50% of IHA in January 2005, the preliminary allocation of purchase price for the acquisitions completed during the first quarter of 2005 and payments on earn-out agreements for acquisitions completed prior to 2005.  During the three months ended March 31, 2004, the Company recorded additional goodwill of $3,474 related primarily to earn-out agreements.

All of the Company’s other acquired intangibles are subject to amortization.  Intangible asset amortization expense was $4,278 and $2,763 during the three months ended March 31, 2005 and 2004, respectively.  At March 31, 2005, intangible assets were primarily composed of customer relationships, databases and trade names (included in Other assets) and computer software. The gross carrying amounts and related accumulated amortization of these intangibles were $104,082 and $29,221, respectively, at March 31, 2005 and $63,053 and $15,173, respectively, at March 31, 2004.  These intangibles are amortized over periods ranging from two to fifteen years.  As of March 31, 2005, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted Average Amortization (Years) Period
Customer Relationships	8.6
Computer Software and Algorithms	6.8
Databases	3.8
Trade Names	3.7
Other	3.9
Weighted average	7.6

Based on current estimated useful lives, amortization expense associated with intangible assets at March 31, 2005 is estimated to be approximately $4,250 for each of the remaining three quarters in 2005.  Annual amortization expense associated with intangible assets is estimated to be as follows:

Year Ended December 31,	Amortization Expense
2006	$14,128
2007	11,366
2008	9,338
2009	7,575
2010	3,172
Thereafter	$16,530

Note 7.   Investments in Equity Investees

On December 21, 2004, the Company and TriZetto Group, Inc. (“TriZetto”) entered into a share purchase agreement pursuant to which, the Company sold to TriZetto all of the 12,142,857 shares of Common Stock, par value $0.001 per share, of TriZetto owned by the Company for an aggregate cash consideration of $81,964. The Company received $44,550 in December 2004 and the remaining balance of $37,414 in January 2005.  The balance of $37,414 was included in Other current assets in the Company’s Consolidated Statements of Financial Position at December 31, 2004.  As a result of the transaction, the Company recorded a pre-tax gain of $38,803 in the fourth quarter of 2004.

Prior to the sale of the TriZetto shares, the Company accounted for its investment in TriZetto under the equity method of accounting.  The Company’s share of the adjusted operating results of TriZetto for the three months ended March 31, 2004 amounted to a loss of $966 (net of deferred tax benefit of $624).

Note 8.   Contingencies

The Company and its subsidiaries are involved in legal and tax proceedings, claims and litigation arising in the ordinary course of business.  Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available.  For those matters where management currently believes it is probable that the Company will incur a loss and that the probable loss or range of loss can be reasonably estimated, the Company has recorded reserves in the Condensed Consolidated Financial Statements (Unaudited) based on its best estimates of such loss.  In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any.  However, even in many instances where the Company has recorded a reserve, the Company is unable to predict with certainty the final outcome of the matter or whether resolution of the matter will materially affect the Company’s results of operations, financial position or cash flows.  As additional information becomes available, the Company adjusts its assessment and estimates of such liabilities accordingly.

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

In June 1998, Cognizant separated into two public companies by spinning off IMS (the “1998 Spin-Off”) and then changed its name to Nielsen Media Research, Inc. (“NMR”).  As a result of the 1998 Spin-Off, the Company and NMR are jointly and severally liable for all liabilities of Cognizant under the agreements effecting the 1996 Spin-Off.  As between themselves, however, the Company and NMR agreed that IMS will assume 75%, and NMR will assume 25%, of any payments to be made in respect of the IRI Action, including any legal fees and expenses related thereto incurred in 1999 or thereafter (IMS agreed to be responsible for legal fees and expenses incurred during 1998).  In addition, the Company and NMR agreed they would share equally Cognizant’s share of liability arising out of the D&B Legacy and Related Tax Matters after the Company paid the first $130,000 of such liability.  NMR’s aggregate liability for payments in respect of the IRI Action and the D&B Legacy Tax Matters (see below) shall not exceed $125,000.

Also during 1998, D&B separated into two public companies by spinning off The Dun & Bradstreet Corporation (“D&B I”) and then changed its name to R.H. Donnelley (“Donnelley”).  As a result of their separation in 1998, Donnelley and D&B I are each jointly and severally liable for all liabilities of D&B under the agreements effecting the 1996 Spin-Off.

During 2000, D&B I separated into two public companies by spinning off The Dun & Bradstreet Corporation (“D&B II”) and then changed its name to Moody’s Corporation (“Moody’s”).  Pursuant to their separation in 2000, Moody’s and D&B II are each jointly and severally liable for all of D&B I’s liabilities under the agreements effecting the 1996 Spin-Off.

IRI Litigation.  In July 1996, Information Resources, Inc. (“IRI”) filed a complaint, subsequently amended in 1997, in the U.S. District Court of the Southern District of New York, naming as defendants a company then known as The Dun & Bradstreet Corporation and now known as Donnelley, A.C. Nielsen Company (a subsidiary of ACNielsen) and I.M.S. International, Inc. (a predecessor of the Company) (the “IRI Action”).  At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of Donnelley.  The amended complaint alleged various violations of U.S. antitrust laws under Sections 1 and 2 of the Sherman Antitrust Act.  IRI sought damages in excess of $650,000, which IRI asked to be trebled, as well as punitive damages in an unspecified amount.

On February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits.  IRI has filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit.  The Second Circuit has ordered that the appeal be argued no earlier than the week of June 13, 2005.

In connection with the 1996 Spin-Off, D&B (now Donnelley), Cognizant (now NMR) and ACNielsen entered into an Indemnity and Joint Defense Agreement with respect to IRI Action.  In 2001, ACNielsen was acquired by VNU N.V., a publicly traded Dutch company (“VNU”).  VNU assumed ACNielsen’s obligations under the original Indemnity and Joint Defense Agreement.

On July 30, 2004, VNU and its U.S. subsidiaries, VNU, Inc., ACNielsen, AC Nielsen (US), Inc. (“ACN (US)”), and NMR (collectively, the “VNU Parties”), Donnelley, D&B II, Moody’s and the Company entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended JDA”).  Pursuant to the Amended JDA, any and all liabilities incurred by Donnelley, D&B II, Moody’s or IMS relating to a judgment (even if not final) or any settlement being entered into in the IRI Action ("IRI Liabilities”) will be jointly and severally assumed and fully discharged exclusively by the VNU Parties.  Under the Amended JDA, the VNU Parties agreed to, jointly and severally, indemnify Donnelley, D&B II, Moody’s and IMS from and against all IRI Liabilities to which they become subject.

As described above, the VNU Parties have assumed exclusive responsibility for the payment of all IRI Liabilities.  Provided that the VNU Parties are able to fulfill their obligations under the Amended JDA, and that they ultimately do fulfill such obligations, the Company believes that the final resolution of the IRI Action should not have a material adverse effect on the Company’s financial position, results of operations or cash flows.  However, because liability for violations of the antitrust laws is joint and several and because the rights and obligations relating to the Amended JDA are based on contractual relationships, the failure of the VNU Parties to fulfill their obligations under the Amended JDA could result in the other parties bearing all or a share of the IRI Liabilities.  Joint and several liability for the IRI Action means that even where more than one defendant is determined to have been responsible for an alleged wrongdoing, the plaintiff can collect all or part of the judgment from just one of the defendants.  This is true regardless of whatever contractual allocation of responsibility the defendants and any other indemnifying parties may have made, including the allocations described above between the VNU Parties, Donnelly, D&B II, Moody’s and IMS.

Accordingly, and as a result of the allocations of liability described above, in the event the VNU Parties default on their obligations under the Amended JDA, the Company will be responsible for 75% of Cognizant’s share of any liabilities arising out of the IRI Action (which, under the application of joint and several liability described above, could be all the IRI Liabilities since the Company is a successor to a named defendant) and NMR will be responsible for 25% of any such liabilities; provided that NMR’s aggregate liability for payments in respect of the IRI Action and the D&B Legacy Tax Matters shall not exceed $125,000.  To date, NMR has made payments of approximately $57,000 relating to the IRI Action and the D&B Legacy Tax Matters.  Further, if the VNU Parties default on their obligations, NMR, one of the VNU Parties, may default on its obligation to share any IRI Liabilities with the Company, or at the time the IRI Liabilities arise, NMR may have previously made sharing payments up to its $125,000 cap.  In either such event, the Company could be liable for an amount up to all the IRI Liabilities.

While, as described above, the IRI Action has been dismissed with prejudice on the merits, IRI has filed an appeal.  Therefore, the Company is unable to predict the final outcome of the IRI Action (including the appeal), the financial condition of any of the VNU Parties or the other defendants at the time of any such outcome or whether the VNU Parties or the other defendants will fulfill their obligations under the Amended JDA or other related contractual agreements.  Hence, the Company cannot estimate such parties’ ability to pay the IRI Liabilities, if any, pursuant to the Amended JDA or the amount of any final judgment or settlement in the IRI Action.  Nonetheless, management presently believes that the risk that the Company will incur any material liabilities with respect to the IRI Action is remote and, therefore no liability in respect of this matter has been accrued in the Company’s financial statements.  If, however, IRI were to prevail in whole or in part in this action and if the VNU Parties fail to fulfill their indemnification obligations, the outcome of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

D&B Legacy and Related Tax Matters.  During the second quarter of 2003, the IRS issued an agent’s final examination report seeking to disallow certain royalty expense deductions claimed by D&B on its 1995 and 1996 tax returns in connection with a partnership established in 1993.  In January of 2004, the IRS issued an agent’s final examination report to the partnership seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense on the partnership’s 1997 tax return during which year Cognizant was a partner in the partnership.  In January 2004, the IRS issued agent’s final examination reports to the partnership and the Company seeking to reverse items of partnership income and loss and disallow certain royalty expense deductions claimed by the Company on its 1998 and 1999 tax returns arising from the Company’s participation in the partnership.  If the IRS were to ultimately prevail in the foregoing positions, the Company’s share of the total liability (tax and interest) for 1995 and 1996 would be approximately $33,000, its liability (tax and interest) for 1997 would be approximately $18,500, and its aggregate liability (tax and interest) for 1998 and 1999 would be approximately $27,900 (all net of income tax benefit for interest).  If the IRS were to take a comparable position with respect to all of the Company’s tax years subsequent to 1999 and ultimately prevail, the Company’s additional liability would be approximately $52,000 (net of income tax benefit for interest).

In addition, in the second quarter of 2003, the IRS issued an additional agent’s final examination report to the partnership described above seeking to reallocate certain partnership income to D&B for 1996.  D&B II and the Company believe that the positions taken by the IRS in this report are inconsistent with the IRS’s denial of the royalty expense deductions described above because such an assertion is duplicative.  If the IRS were to ultimately prevail in this matter, the Company’s share of the additional liability for 1996 would be approximately an additional $21,600 (net of income tax benefit for interest).  The Company does not believe this liability is probable and has not recorded reserves for this item.

In addition, the IRS has asserted penalties for the years described above based on its interpretation of applicable law.  If the IRS were to prevail in its assertion of penalties and interest thereon, the Company estimates that its liability for such penalties and interest would be approximately $8,100 for 1995 and 1996 and $9,000 for 1997 through 1999 (all net of income tax benefit).  D&B II and the Company dispute the IRS’s position.

D&B II, as agent for Donnelley in the D&B Legacy Tax Matters, has filed protests relating to the proposed assessments for 1995 and 1996 (referred to below as the “DLA Matter”) with the IRS Office of Appeals.  D&B II advised that it would attempt to resolve these matters in the administrative appeals process before proceeding to litigation if necessary.  During the first quarter of 2004, as a result of information from D&B II regarding a proposed mediation with the IRS to settle partnership items related to 1995 and 1996, the Company reclassified its tax reserves related to 1995 and 1996 from long-term (Other liabilities) to short-term (Accrued income taxes).  The Company has filed protests relating to the proposed assessments for 1997, 1998 and 1999 with the IRS Office of Appeals.  Notwithstanding the fact that the Company will attempt to resolve these matters in the administrative appeals process before proceeding to litigation if necessary, the tax reserves related to 1998 and 1999 have been reclassified from long-term (Other liabilities) to short-term (Accrued income taxes) based on an informal discussion with the IRS and the possibility of an assessment.

In June 2004, the Company was advised that D&B II believed that it had reached a basis for settlement with the IRS regarding the 1995 and 1996 corporate and partnership proposed assessments (the “Preliminary Settlement Terms”).  The agreement to the Preliminary Settlement Terms was tentative and non-binding.  Under the Preliminary Settlement Terms, the duplicative “inconsistent positions” described above were eliminated and the Company’s expected share of the liability was estimated to range from approximately $28,500 to $35,500 (including tax, penalty and interest, net of associated tax benefits).

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

On October 29, 2004, Donnelley and D&B II advised NMR and the Company that they are treating the Company’s position as a withholding of consent, and that therefore under the 1996 Spin-Off agreements, NMR and the Company are obligated to assume management of the controversy and to indemnify Donnelley to the extent any ultimate resolution of the controversy is less favorable to Donnelley than that contained in the Revised Proposed Settlement.  Such excess liability could approximate $50,400.  The Company does not agree with these assertions and believes that Donnelley has breached and continues to breach the terms of the 1996 Spin-Off agreements by negotiating and requesting consent for matters beyond its authority.  Accordingly, the Company does not believe this liability is probable and has not recorded any reserves for this item.  If the parties cannot resolve this disagreement as provided in the dispute resolution provisions of the 1996 Spin-Off agreements, the Company will pursue legal action to remedy Donnelley’s breach and believes that it will prevail.

On November 1, 2004, D&B II contacted the IRS to ask whether it would be willing to modify the Revised Proposed Settlement to delete certain matters beyond the DLA Matter.  On November 3, 2004, the IRS responded that it was unwilling to modify the Revised Proposed Settlement and would pursue collection of the disputed tax through applicable enforcement procedures.

In another D&B Legacy Tax Matter, in June 2000, the IRS issued a formal notice of adjustment regarding Donnelley’s utilization of certain capital losses generated during 1989 and 1990.  D&B I, as agent for Donnelley, advised the Company that on May 12, 2000, it filed an amended tax return for the 1989 and 1990 tax periods, which reflected $561,582 of additional tax and interest due.  In May 2000, D&B I paid the IRS $349,291 and the Company paid the IRS $212,291; NMR subsequently reimbursed the Company approximately $41,000.  D&B I filed a complaint for a refund in the U.S. District Court on September 21, 2000 to contest this assessment.  In June 2004, D&B II advised the Company that it had decided not to pursue the refund claim and believed it had reached a basis for settlement with the IRS.  A definitive settlement agreement was executed on December 6, 2004.  The settlement requires Donnelley to withdraw its complaint for a refund.  In the first quarter of 2005, Donnelley received tax bills from the IRS in an aggregate amount of approximately $47,500 with respect to this settlement.  The Company has paid the IRS approximately $10,900 in respect of these tax bills, which amount the Company believes represents its share of the total liability related to this matter.  Donnelley and D&B II have advised the Company that they believe the Company and NMR each owe an additional approximately $7,100 (or approximately $4,700 net of tax benefits) for this matter.  Should D&B II pursue arbitration, management does not believe that D&B II would prevail.

As of March 31, 2005, the Company had reserves for these tax matters of approximately $138,000 in the aggregate.  In the opinion of management, it is not probable, but may be reasonably possible that the Company will have additional liability of $17,100 in excess of the amount reserved for these matters attributable to potential penalties (and net interest thereon) for the years 1995 through 1999.  In the opinion of management, the Company’s reserves for the foregoing tax matters are adequate for the probable exposure and, accordingly, based on information currently available, management does not believe that these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations but may have a material adverse effect on cash flows in the period in which any such amounts are paid.

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

Matters Before the European Commission and Belgian Competition Service

In December 2000, National Data Corporation (now NDCHealth Corporation, “NDC”) filed a complaint against the Company with the European Commission (the “Commission”), requesting that the Commission initiate a proceeding against the Company for an alleged infringement of Article 82 of the EC Treaty.  Article 82 of the EC Treaty relates to abuses of a dominant position that adversely affect competition.  The complaint concerned an IMS geographic mapping structure used for the reporting of regional sales data in Germany.

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

In March 2005, the CFI issued an Order granting the Commission’s request to have the Annulment Appeal declared moot in its entirety.  As a result, there are no further legal proceedings before the Commission or European Courts in respect of the Interim Decision and IMS is not under any duty to license its geographic mapping structure to NDC in Germany.

Complaints were filed in 1998 and 1999 against the Company with the Belgian Competition Service (“BCS”) by SmithKline Beecham Pharma S.A. (“SKB”) and Source Informatics Belgium S.A. (“Source”) alleging abuse of a dominant position on the Belgian market and requests were made for the adoption of interim measures pending consideration of the complaints.  In October 1999 and 2000, the Chairman of the Belgian Competition Council (“BCC”) adopted interim measures against the Company, with which the Company has complied.  In June 2004 the BCS sent information requests to the Company, Source and various third parties in respect of the SKB complaint filed in 1998.  The Company and Source responded to the requests.  In December 2004, the Company received a formal statement of objections alleging that the Company had abused its dominant position on the Belgian market in violation of Article 82 of the EC Treaty and corresponding Belgian law.  Under Belgian law, the Company has the opportunity to provide its comments to the statement of objections, both in writing (which the Company submitted in February 2005) and orally. Once the investigation is complete, the BCC will issue a proposed decision to be adopted by the BCC, and the reasons therefor. The Company will then be given access to the investigation file, will be given the right to contest in writing any findings of the report and to produce evidence of its own, and the right to present its defense at an oral hearing. The BCC will ultimately determine whether the Company violated Article 82 of the EC Treaty and corresponding Belgian law and may impose fines against the Company.

In a separate matter, in October 2004, the BCS notified IMS of a request for information in connection with IMS’s acquisition of Source in April 2004.  The BCS is investigating whether such acquisition may violate Article 82 of the EC Treaty and corresponding Belgian law.  The Company responded to the request for information in December 2004.

The Company intends to continue to vigorously defend itself in these matters before the Belgian competition authorities.  Management of the Company is unable to predict at this time the final outcome of these matters or whether adverse resolutions thereof could materially affect the Company’s results of operations, cash flows or financial position in the period in which such adverse resolution occurs.

Other Contingencies

Contingent Consideration.  Under the terms of the purchase agreements related to acquisitions made from 2001 to 2004, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain targets during 2003 to 2007.  Substantially all of any additional payments will be recorded as goodwill in accordance with EITF No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”  As of March 31, 2005, approximately $4,000 was earned and paid under these contingencies.  Based on current estimates, management expects the remaining additional contingent payments under these agreements to total approximately $45,000.  It is expected that these contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2005 through 2007.

Synavant Spin-Off.  In August 2000, the Company spun off Synavant, Inc. in a transaction qualifying as tax free under Section 355 of the Internal Revenue Code (“IRC”).  If, contrary to expectations, the spin-off of Synavant were not to qualify as tax free under Section 355, then, in general, a corporate tax would be payable by the consolidated group, of which the Company is a common parent and Synavant is a member, based on the difference between (x) the fair market value of the Synavant common stock on the date of the spin-off and (y) the adjusted basis of such Synavant common stock.  In addition, under the consolidated return rules, each member of the consolidated group would be severally liable for such tax liability.  Pursuant to the terms of the spin-off, the Company would be liable for the resulting corporate tax, except in certain circumstances.  In the opinion of management and based on the opinion of tax counsel, McDermott, Will & Emery, it is not probable, but may be reasonably possible, that the Company will incur liability for this matter; therefore, the Company has not recorded reserves for this matter.  The Company estimates that the aggregate liability in this regard would not exceed $100,000.

CTS Split-Off.  On February 6, 2003, the Company completed an exchange offer to distribute its majority interest in Cognizant Technology Solutions (“CTS”) in a transaction qualifying as tax free under Section 355 of the IRC.  The Company exchanged 0.309 shares of CTS class B common shares for each share of the Company that was tendered.  Under terms of the offer, the Company accepted

36,540 IMS common shares tendered in exchange for all 11,291 CTS common shares that the Company owned.  As the offer was oversubscribed, the Company accepted tendered IMS shares on a pro-rata basis in proportion to the number of shares tendered.  The proration factor was approximately 21.1%.

If, contrary to expectations, the CTS distribution were not to qualify as tax free under Section 355, then, in general, a corporate tax would be payable by the Company based on the difference between (x) the fair market value of the CTS class B common stock at the time of the exchange offer and (y) the Company’s adjusted tax basis in such class B common stock.  Pursuant to the distribution agreement entered into between the Company and CTS in connection with the distribution, CTS agreed to indemnify the Company in the event the transaction is taxable as a result of a breach of certain representations made by CTS, subject to certain exceptions.  In the opinion of management and based on the opinion of tax counsel, McDermott, Will & Emery, it is not probable, but may be reasonably possible, that the Company will incur liability for this matter, therefore, the Company has not recorded reserves for this matter.  The Company estimates that the aggregate tax liability in this regard would not exceed $215,725.

Other Tax Contingencies. In addition to the tax items discussed above, the Company has tax reserves of approximately $22,000 that relate to various positions it has taken on tax returns filed in numerous countries over the last several years.  These reserves represent the Company’s best estimate of the probable liability should the tax return positions be challenged by the relevant tax authorities.  While the amount is material in the aggregate, no individual item is material and no single event will have a material impact related to these reserves.

Other Litigation.  For a description of two class action litigations, referred to by the Company as the Douglas Litigation and the Mayberry Litigation, that the Company settled during the first quarter of 2004, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above.  The Company does not enter into foreign currency transactions for investment or speculative purposes.  The principal currencies hedged are the Euro, the Japanese Yen, the British Pound, the Swiss Franc and the Swedish Krona.

The impact of foreign exchange risk management activities on pre-tax income in the three months ended March 31, 2005 was a net gain of $11,236, and net gain of $4,369 in the three months ended March 31, 2004.  In addition, at March 31, 2005, the Company had approximately $510,693 in foreign exchange forward contracts outstanding with various expiration dates through June 2005 relating to non-functional currency assets and liabilities.  Foreign exchange forward contracts are recorded at estimated fair value.  The estimated fair values of the forward contracts are based on quoted market prices.  Unrealized and realized gains and losses on these contracts are not deferred and are included in the Condensed Consolidated Statements of Income (unaudited) in Other income, net.

Fair Value of Financial Instruments

At March 31, 2005, the Company’s financial instruments included cash, cash equivalents, short-term marketable securities, receivables, accounts payable and long-term debt.  At March 31, 2005, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments.  At March 31, 2005, the fair value of long-term debt approximated carrying value.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties.  The Company would not realize a material loss as of March 31, 2005 in the event of non-performance by any one counterparty.  The Company enters into transactions only with financial institution counterparties that have a credit rating of A or better.  In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($330,312 and $280,548, net of allowances, at March 31, 2005 and December 31, 2004, respectively), principally from customers in the pharmaceutical industry.  The Company’s trade receivables do not represent significant concentrations of credit risk at March 31, 2005 due to the high quality of its customers and their dispersion across many geographic areas.

Lines of Credit

On April 5, 2004, the Company entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced the Company’s lines of credit with several domestic and international banks.  On March 9, 2005, the Company renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”).  The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.  Total borrowings under these existing lines were $583,500 and $476,400 at March 31, 2005 and December 31, 2004, respectively, all of which were classified as long-term.  The Company defines long-term lines as those where the lines are non-cancelable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Amended and Restated Facility are LIBOR plus 40 basis points and can vary based on the Company’s Debt to EBITDA ratio.  The weighted average interest rates for the Company’s lines were 3.24% and 2.83% at March 31, 2005 and December 31, 2004, respectively.  In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.09%.

The Company’s total debt of $731,490 and $626,670 at March 31, 2005 and December 31, 2004, respectively, included $150,000 of private placement debt (as further discussed below), and an adjustment to the carrying amount of fair value hedged debt.  At March 31, 2005, the Company had approximately $116,500 available under its existing bank credit facilities.

In March and April 2002, the Company entered into interest rate swaps on a portion of its variable rate debt portfolio.  $50,000 of these swaps matured in March 2005.  The remaining arrangement converts the variable interest rates to a fixed interest rate of 5.08% on a notional amount of $25,000 and matures in April 2006.  The Company accounted for the interest rate swaps as cash flow hedges and recorded any changes in fair value in Other Comprehensive Income (see Note 13).  The Company determines the fair values based on estimated prices quoted by financial institutions.  The fair values of these swaps were $(489) and $(1,022) as of March 31, 2005 and December 31, 2004, respectively.

In January 2003, the Company closed a private placement transaction pursuant to which it issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  The Company used the proceeds to pay down short-term debt.  The Company also swapped $100,000 of its fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  The Company accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company determined the fair values based on estimated prices quoted by financial institutions.  The fair value of the swap was $(2,011) and $270 as of March 31, 2005 and December 31, 2004, respectively.

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements and the 2003 private placement transaction, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At March 31, 2005, the Company was in compliance with these financial debt covenants and it anticipates that it will remain in compliance with the covenants over the term of the borrowing arrangements.

Note 10. Pension and Postretirement Benefits

The following table provides the Company’s expense associated with pension benefits that are accounted for under SFAS No. 87. For a complete description of the Company’s pension and postretirement benefits, refer to Note 12 of the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Components of Net Periodic Benefit Cost for	Pension Benefits		Other Benefits
the Three Months Ended March 31,	2005	2004	2005	2004
Service cost	$2,315	$2,632	$18	$54
Interest cost	3,642	3,355	167	209
Expected return on plan assets	(5,586)	(4,669)	—	—
Amortization of prior service cost (credit)	(55)	(57)	(247)	(247)
Amortization of transition obligation	(1)	(23)	—	—
Amortization of net loss	728	649	63	149
Net periodic benefit cost	$1,043	$1,887	$1	$165

Note 11.         Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

For the three months ended March 31, 2005, the Company’s effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement of approximately $29,300.  Also in the first quarter of 2005, $67,100 of tax expense was recorded related to the decision to repatriate approximately $647,000 of foreign earnings back to the U.S. during 2005 under the American Jobs Creation Act of 2004 (“AJCA”).  For the three months ended March 31, 2004, the Company’s effective tax rate was reduced primarily due to a favorable partial U.S. audit settlement of approximately $15,600.

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

Note 12.         IMS Health Capital Stock

On December 14, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  As of March 31, 2005, approximately 6,659 of the 10,000 shares remained available for repurchase under the December 2004 program.

On February 10, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in January 2005 at a total cost of $232,770.

On April 15, 2003, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in May 2004 at a total cost of $243,520.

During the three months ended March 31, 2005, the Company repurchased approximately 3,928 shares of outstanding Common Stock at a total cost of approximately $92,580 under these programs.  During the three months ended March 31, 2004, the Company repurchased approximately 5,457 shares of outstanding Common Stock at a total cost of approximately $138,851, including the repurchase of 4,600 shares on January 9, 2004 pursuant to an accelerated share repurchase program (“ASR”).  As required under the ASR agreement, the Company paid an additional $942 of cash in May 2004 as the final settlement amount based on an increase in our share price over the settlement period.  Shares acquired through the repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18.

The Company re-issued approximately 1,287 treasury shares under option exercises for proceeds of approximately $23,856 during the three months ended March 31, 2005.  In addition, the Company paid dividends of $0.02 per share for a total of approximately $4,570 during the three months ended March 31, 2005.

Note 13.         Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended March 31,
	2005	2004
Net Income	$30,343	$81,078
Other comprehensive income, net of taxes:
Unrealized gains (losses) on:
Available-for-sale equity securities	(105)	(71)
Reclassification adjustment	—	219
Tax (expense) benefit on above	37	(52)
Change in unrealized gains (losses) on investments	(68)	96
Foreign currency translation losses	(26,298)	(4,991)
Changes in fair value of cash flow hedges	353	106
Total other comprehensive loss	(26,013)	(4,789)
Comprehensive Income	$4,330	$76,289

Note 14.         Severance, Impairment and Other Charges

During the fourth quarter of 2004, the Company recorded $36,890 of Severance, impairment and other charges as a component of operating income.  As a result of leveraging prior investments in technology and process improvements, the Company committed to a plan to eliminate selected positions involved primarily in production and development.  The plan resulted in a charge for one-time termination benefits relating to a headcount reduction of approximately 465 employees located primarily in Europe and the U.S.  These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

All of the 2004 fourth quarter charge will be settled in cash. The Company currently expects that all termination actions under this plan will be completed by the end of 2005.

Severance Related Charges
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(5,559)
Balance at March 31, 2005	$30,879

The Company currently expects that a substantial portion of the cash outlays relating to the 2004 fourth quarter charge will be applied against the remaining March 31, 2005 balance during the remainder of 2005 and 2006.

During the three months ended March 31, 2003, the Company recorded $37,220 of Severance, impairment and other charges as a component of operating income.  These charges were designed to further streamline operations and increase productivity through a worldwide reduction in headcount of approximately 80 employees and charges related to impaired contracts and assets.  The severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.  The contract-related charges were for impaired data supply and data processing contacts primarily in the Company’s U.S. and Japanese operations.  The asset write-down portion of the 2003 charge related to the Company’s decision to abandon certain products and as such, certain computer software primarily in the U.S., Japan and Europe was written-down to its net realizable value.

	Severance Related Charges	Contract Related Charges	Asset Write- Downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 utilization	(1,637)	(3,614)	—	(5,251)
2005 utilization	(132)	(888)	—	(1,020)
Adjustments	(1,746)	67	1,679	—
Balance at March 31, 2005	$246	$10,825	$—	$11,071

The cash portion of the first quarter 2003 charge amounted to $30,586, of which the Company paid approximately $1,020 during the first quarter of 2005.  The remaining accrual of $11,071 at March 31, 2005 relates to lease obligations and continuing payments related to employee termination benefits.

The Company expects that cash outlays will be applied against the $11,071 balance remaining of the first quarter 2003 charge at March 31, 2005 as follows:

Year Ended December 31,	Cash Outlays
2005	$6,176
2006	2,504
2007	713
2008	258
2009	258
Thereafter	1,162
Total	$11,071

During 2003, the Company reversed approximately $1,750 of severance related charges originally included in the first quarter 2003 charge due to the Company’s refinement of estimates.  The Company also recorded additional charges during 2003 of approximately $1,700 related primarily to a software impairment.

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

	Severance Related Charges	Contract Related Charges	Asset Write- Downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(455)	(1,232)	—	(1,687)
2005 utilization	(66)	(495)	—	(561)
Adjustments	(688)	(274)	962	—
Balance at March 31, 2005	$2,090	$5,121	$—	$7,211

The Company expects that cash outlays will be applied against the $7,211 balance remaining in the fourth quarter 2001 program at March 31, 2005 as follows:

Year Ended December 31,	Cash Outlays
2005	$1,655
2006	2,216
2007	1,835
2008	262
2009	262
Thereafter	981
Total	$7,211

The Company expects that future results will benefit from the 2001 and 2003 restructuring charges to the extent of the contract-related charges and asset write-downs primarily through 2007.  The Company’s severance actions in the 2001 and 2003 programs related to a shifting of resources around the Company.  The benefits from the 2004 severance actions will be partially offset by headcount additions in selected locations.  The benefits will be realized primarily in Operating costs and Selling and administrative expense, with a partial year of benefit realized in 2005 and a full year of benefit realized in 2006.  For the 2001 and 2003 charges, the income statement lines that will be impacted in future periods are Operating costs for the contract-related charges and Depreciation and amortization related to the asset write-downs.  However, the Company does not expect a material impact on future cash flows due to the fact that it is still contractually obligated to continue to make payments under impaired contracts.

Note 15.         Operations by Business Segment

Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making groups, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.  The Company operates a globally consistent business model, offering pharmaceutical business information, software and related services to its customers in more than 100 countries.  See Note 2.

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which we operate for the three months ended March 31, 2005 and 2004:

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended March 31, 2005:
Operating Revenue (4)	$176,957	$175,409	$58,618	—	$410,984
Operating Income (5)	$65,706	$17,945	$28,065	$(14,844)	$96,872
Three months ended March 31, 2004:
Operating Revenue (4)	$167,252	$142,344	$51,980	—	$361,576
Operating Income (5)	$64,855	$18,437	$28,867	$(15,927)	$96,232

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

A summary of the Company’s operating revenue by product line, as of and for the three months ended March 31, 2005 and 2004 is presented below:

	Three Months Ended March 31,
	2005	2004
Sales force effectiveness	$199,945	$179,678
Portfolio optimization	$125,490	$114,789
Launch and Brand management and other	$85,549	$67,109
Total Operating revenue	$410,984	$361,576

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

•      Portfolio Optimization to provide clients with insights into market opportunity and business development assessment; and

•      Launch and Brand Management and Other to support client needs relative to market segmentation and positioning and life cycle management for prescription and over-the-counter pharmaceutical products.

Within these business lines, we provide consulting and services that use in-house capabilities and methodologies to assist pharmaceutical clients in analyzing and evaluating market trends, strategies and tactics, and to help in the development and implementation of customized software applications and data warehouse tools.

We operate in more than 100 countries.  We also own a venture capital unit, Enterprise Associates, LLC (“Enterprises”), which is focused on investments in emerging businesses.  Until December 21, 2004, we also owned approximately a 25% equity interest in the TriZetto Group, Inc.  “TriZetto” (See Note 7 to the Condensed Consolidated Financial Statements (Unaudited)).

We manage on a global business model with global leaders for the majority of our critical business processes and accordingly have one reportable segment.

We believe that important measures of our financial condition and results of operations include operating revenue, constant dollar revenue growth, operating income, operating margin and cash flows.

Operating Results

Reclassifications.  Certain prior-year amounts have been reclassified to conform to 2005 presentation.

References to constant dollar results.  We report results in U.S. Dollars but we do business on a global basis.  Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. Dollars and have important effects on our results.  In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms.  We believe this information facilitates a comparative view of business growth.  In the first three months of 2005, the U.S. Dollar was generally weaker against other currencies compared to the first three months of 2004, so growth at constant dollar exchange rates was lower than growth at actual currency exchange rates.  See “How Exchange Rates Affect Our Results” below and the discussion of “Market Risk” in the Management Discussion and Analysis in our annual report on Form 10-K for the year ended December 31, 2004 for a more complete discussion regarding the impact of foreign currency translation on our business.

Summary of Operating Results

			% Variance
	Three months ended March 31,		2005
	2005	2004	vs. 2004
Operating revenue	$410,984	$361,576	13.7%
Operating costs	183,357	152,688	20.1%
Selling and administrative expenses	106,078	90,950	16.6%
Depreciation and amortization	24,677	21,706	13.7%
Operating income	$96,872	$96,232	0.7%

Operating Income

Our operating income for the first quarter of 2005 increased 0.7% to $96,872 from $96,232 in the first quarter of 2004.  The change was primarily due to the increase in our operating revenue, partially offset by increases in our operating costs and selling and administrative expenses driven primarily by investments in new products, consulting and services capabilities and increased cost of data.  Our operating income decreased 1.3% in constant dollar terms.

Operating Revenue

Revenue in 2004 reflects a reclassification of consulting and services revenue into the other three business lines to conform to 2005 presentation.

Our operating revenue for the first quarter of 2005 grew 13.7% to $410,984 from $361,576 in the first quarter of 2004. On a constant dollar basis our operating revenue growth was 10.3%.  Acquisitions made during 2004 and 2005 contributed 3.6 percentage points and 3.5 percentage points of reported operating revenue growth and constant dollar growth, respectively.  The increase in our operating revenue resulted from growth in revenue in all three of our business lines, together with the effect of currency translation.  On a constant dollar basis, all business lines grew.

Summary of Operating Revenue

			% Variance
	Three months ended March 31,		2005 vs 2004
	2005	2004	Reported Rates	Constant Dollar
Sales force effectiveness	$199,945	$179,678	11.3%	8.2%
Portfolio optimization	$125,490	$114,789	9.3%	6.2%
Launch, brand and other	$85,549	$67,109	27.5%	23.3%
Operating Revenue	$410,984	$361,576	13.7%	10.3%

•      Sales Force Effectiveness revenue grew primarily due to DDD data offerings and Sales and Account Management consulting engagements in Europe, Xponent and the suite of new long-term care products in the United States, and steady growth in all of the other regions.

•      Portfolio Optimization revenue grew primarily due to strong demand for certain of our core products, including our next generation MIDAS offering, called MIDAS Quantum.  In addition we had strong growth in our Hospital Audits in the US and Europe as well as in the Portfolio Development consulting practice area in Europe, Asia Pacific and the United States.

•      Launch Management, Brand Management and other product lines revenue grew primarily due to Pricing and Reimbursement, Promotion Management and Performance Management consulting revenue in the United States and Europe as well as Consumer Health in Europe.

Consulting and services revenue, as included in the business lines above, was $54,638 in the first quarter of 2005, up 63.3% from $33,462 in the first quarter of 2004 (up 58.5% on a constant-dollar basis).

Operating Costs

Our operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of our consulting and services offerings.  Our operating costs grew 20.1% to $183,357 in the first quarter of 2005, from $152,688 in the first quarter of 2004.  The increase in our operating costs was primarily due to foreign currency translation, increased cost of data, increases in costs related to consulting and services, and operating costs of acquired businesses.  The effect of foreign currency translation increased our operating costs by approximately $6,000 for the first quarter of 2005.  Excluding the effect of the change in foreign currency translation, our operating costs grew 16.3% in the first quarter of 2005 as compared to the first quarter of 2004.

Our operating costs generally have increased at a rate greater than operating revenues in each of the last three full fiscal years.  This increase has been due to higher data costs to support revenue growth and acquisitions.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of the costs attributable to sales, marketing, and administration, including human resources, legal, management and finance.  Our selling and administrative expenses grew 16.6% in the first quarter of 2005, to $106,078 from $90,950 in the first quarter of 2004:

•      Foreign Currency Translation: The effect of foreign currency translation increased our selling and administrative expenses by approximately $4,000 for the first quarter of 2005 as compared to the first quarter of 2004.  Excluding the effect of the change in foreign currency translation, our selling and administrative expenses grew 12.4% in the first quarter of 2005 as compared to the first quarter of 2004.

•      Sales and Marketing: Sales and marketing expense increased by approximately $2,000 in the first quarter of 2005, compared to the first quarter of 2004 to support revenue growth.

•      Consulting:  Consulting and services expenses increased by approximately $4,000 in the first quarter of 2005, compared to the first quarter of 2004 to support the growth in this revenue stream.

Depreciation and Amortization

Our depreciation and amortization charges increased 13.7% to $24,677 in the first quarter of 2005, from $21,706 in the first quarter of 2004, primarily due to computer software amortization associated with new products which increased by approximately $2,000, and amortization of intangibles related to recent acquisitions, which increased by approximately $1,500 in the first quarter of 2005 compared to the first quarter of 2004.

Trends in our Operating Margins

Our operating margin for the first quarter of 2005 was 23.6%, as compared to 26.6% in the first quarter of 2004.  The decrease in our operating margins for the first quarter of 2005 is primarily due to continuing investments in new products and consulting and services capabilities, increased cost of data, and operating income declines in Japan, driven primarily by the ramp-up in the sales and product support services needed to support customer readiness programs for new offerings.

Recent acquisitions also have had an adverse effect on our operating margins due to the fact that some of our small business acquisitions have historically experienced lower operating margins than ours, and the revenue and cost synergies that we incorporate into our business plans are not all immediately realized.  We also experience higher intangible amortization in the first year after completing an acquisition and may incur additional costs in integrating the acquired operations into ours, both of which tend to increase our costs and thus decrease our operating margins in the initial year of each completed acquisition.

Operating margins generally have declined over the past three years and may continue to decline in future periods as we invest in acquisitions and new products and services to drive future revenue growth.

Non-Operating Income

Our non-operating income increased 37% to $8,134 in the first quarter of 2005 from $5,921 in the first quarter of 2004.  The increase in our non-operating income was primarily due to the following factors:

•      Interest Expense, net: Net interest expense for the first quarter was $3,798 in 2005, compared with $3,309 in 2004, primarily due to higher debt levels and interest rates.

•      Gains from Investments, net: We had gains from investments of $2,671 during the first quarter of 2005, primarily as a result of a divestiture of an interest we had in a German company.  Gains from investment of $6,453 in the first quarter of 2004 were primarily from the sale of investments within the Enterprise portfolio.

•      Other Income, net: Other income, net, increased by $6,484 primarily due to net foreign exchange gains of $11,236 in the first quarter of 2005, compared with net foreign exchange gains of $4,369 in the first quarter of 2004.

Taxes

For the three months ended March 31, 2005, our effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement of approximately $29,300.  Also in the first quarter of 2005, $67,100 of tax expense was recorded related to the decision to repatriate approximately $647,000 of foreign earnings back to the U.S. during 2005 under the American Jobs Creation Act of 2004 (“AJCA”).  For the three months ended March 31, 2004, our effective tax rate was reduced primarily due to a favorable partial U.S. audit settlement of approximately $15,600.

For all periods presented, our effective tax rate was reduced as a result of global tax planning initiatives.  While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully implement such initiatives to reduce or maintain our overall tax rate.

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which we operate for the three months ended March 31, 2005 and 2004:

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended March 31, 2005:
Operating Revenue (4)	$176,957	$175,409	$58,618	—	$410,984
Operating Income (5)	$65,706	$17,945	$28,065	$(14,844)	$96,872
Three months ended March 31, 2004:
Operating Revenue (4)	$167,252	$142,344	$51,980	—	$361,576
Operating Income (5)	$64,855	$18,437	$28,867	$(15,927)	$96,232

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

Americas Region

Operating revenue growth in the Americas region was 5.8% in the first quarter of 2005, compared to the first quarter of 2004, primarily due to strong performance in consulting and services within the launch and brand management and other business lines and continued overall strength of the sales force effectiveness business line.

Operating income in the Americas region grew 1.3% in the first quarter of 2005, compared to the first quarter of 2004.  The operating income growth reflects revenue growth in the region, partially offset by increased cost of data and investment in consulting capabilities.

Europe Region

Operating revenue growth in the Europe region was 23.2% in the first quarter of 2005, compared to the first quarter of 2004, primarily due to strong growth in our consulting and services products related to all of our business lines, in addition to growth in core sales force effectiveness and portfolio optimization data sales, as well as foreign exchange.

Operating income in the Europe region decreased by 2.7% in the first quarter of 2005, compared to the first quarter of 2004.  The decline in operating income in the first quarter of 2005 was primarily driven by operating revenue growth offset by increased cost of data and investments in the consulting business.

Asia Pacific Region

Operating revenue in the Asia Pacific region increased 12.8% in the first quarter of 2005, compared to the first quarter of 2004, due to continued strong growth in the region, including moderate growth in Japan, and foreign exchange.

Operating income in the Asia Pacific region decreased by 2.8% in the first quarter of 2005, compared to the first quarter of 2004, primarily due to increased investments in new products and data costs in Japan.

How Exchange Rates Affect Our Results

IMS operates globally, deriving a significant portion of its operating income from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results.  IMS enters into forward foreign currency contracts to partially offset the effect of currency fluctuations.  In 2005, foreign currency translation increased U.S. dollar revenue growth by approximately 3.3 percentage points, while impact on operating income growth was an approximate increase of 1.9 percentage points.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen, the British Pound, the Swiss Franc, and the Australian Dollar.  Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are charged or credited to Cumulative translation adjustment in the Consolidated Statements of Shareholders’ Equity.  The effect of exchange rate changes during 2005 decreased the U.S. dollar amount of Cash and cash equivalents by $5,680.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $43,576 during the first quarter of 2005 to $401,327 at March 31, 2005 compared to $444,903 at December 31, 2004.  The decrease reflects cash used by operating activities of $38,116 and investing activities of $42,235, offset by cash provided by financing activities of $42,455.  Including the change in short-term marketable securities, which is included in cash used in investing activities, our cash and cash equivalents and short-term marketable securities decreased to $408,075 at March 31, 2005 compared to $459,956 at December 31, 2004, a decrease of $51,881.

We currently expect that we will use our cash and cash equivalents primarily to fund:

•      development of software to be used in our new products and capital expenditures to expand and upgrade our information technology capabilities and to build or acquire facilities to house our growing business (we currently expect to spend approximately $95,000 to $105,000 during 2005 for software development and capital expenditures);

•      acquisitions;

•      share repurchases;

•      dividends to our shareholders (we expect 2005 dividends will be $0.08 per share or approximately $18,000);

•      payments for tax related matters, including the D&B Legacy Tax Matters discussed further in Note 8 to our Condensed Consolidated Financial Statements (Unaudited).  Payments for certain of the D&B Legacy Tax Matters could be up to approximately $61,000 prior to September 30, 2005; and

•      pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $23,700 in 2005).

Net cash used by operating activities amounted to $38,116 for the three months ended March 31, 2005, an increase in cash used of $61,520 over the comparable period in 2004.  The increase relates primarily to the income tax impact of cash repatriation and the funding of accounts receivable and prepaid expenses during the three months ended March 31, 2005.

Net cash used in investing activities amounted to $42,235 for the three months ended March 31, 2005, an increase in cash used of $26,730 over the comparable period in 2004.  The increase during the first three months of 2005 relates primarily to the fact that we made payments of $62,455 for acquisitions during the first three months of 2005, compared to payments made for acquisitions of $3,878 during the comparable period in 2004.  We also had proceeds from the sale of investments of $3,023 in the first quarter of 2005, compared to $10,712 in the first quarter of 2004.  These amounts were partially offset by $37,414 of proceeds from the sale of our investment in TriZetto (see Note 7 of the Condensed Consolidated Financial Statements (unaudited)) and an $8,361 reduction in funding requirements for short-term marketable securities for the first three months of 2005 compared to 2004.

Net cash provided by financing activities amounted to $42,455 for the three months ended March 31, 2005, an increase of $41,422 over the comparable period in 2004.  This increase in cash provided was primarily due to a decrease of $46,271 in purchases of our stock during the first quarter of 2005 compared to the first quarter of 2004.  Refer to the Stock Repurchase Programs section for further information on our variance between the first quarters of 2005 and 2004.

Our financing activities include cash dividends we paid of $0.02 per share quarterly, which amounted to $4,570 and $4,707 during the first three months of 2005 and 2004, respectively.  The payments and level of cash dividends made by us are reviewed quarterly and are subject to the discretion of our Board of Directors.  Any future dividends, other than the $0.02 per share dividend for the first quarter of 2005, which was declared by our Board of Directors in February 2005, will be based on, and affected by, a number of factors, including our operating results and financial requirements.

As discussed under the Taxes section, we will repatriate approximately $647,000 of foreign earnings back to the U.S. during 2005 under the AJCA.  Foreign earnings repatriated under the AJCA would increase liquidity in the U.S., with a corresponding reduction in liquidity at our foreign subsidiaries.  Some foreign subsidiaries would be required to borrow in order to repatriate their earnings to the U.S.  We expect our significant positive foreign cash flows would be sufficient to repay any foreign debt and replenish foreign cash balances over time.  Should we decide not to repatriate foreign earnings under the AJCA, we would meet U.S. liquidity needs through ongoing cash flows, external borrowings, or both.  We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Tax and other Contingencies

We are exposed to certain known tax and other contingencies that are material to our investors.  The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Note 8 to our Condensed Consolidated Financial Statements (Unaudited) for the period ended March 31, 2005.  We do not know of any material tax or other contingencies, other than those described in Note 8 to our Condensed Consolidated Financial Statements (Unaudited).

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

Stock Repurchase Programs

On December 14, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  As of March 31, 2005, approximately 6,659 of the 10,000 shares remained available for repurchase under the December 2004 program.

On February 10, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in January 2005 at a total cost of $232,770.

On April 15, 2003, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in May 2004 at a total cost of $243,520.

During the three months ended March 31, 2005, the Company repurchased approximately 3,928 shares of outstanding Common Stock at a total cost of approximately $92,580 under these programs.  During the three months ended March 31, 2004, the Company repurchased approximately 5,457 shares of outstanding Common Stock at a total cost of approximately $138,851, including the repurchase of 4,600 shares on January 9, 2004 pursuant to an accelerated share repurchase program (“ASR”).  As required under the ASR agreement, the Company paid an additional $942 of cash in May 2004 as the final settlement amount based on an increase in our share price over the settlement period.  Shares acquired through the repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18.

The Company re-issued approximately 1,287 treasury shares under option exercises for proceeds of approximately $23,856 during the three months ended March 31, 2005.  In addition, the Company paid dividends of $0.02 per share for a total of approximately $4,570 during the three months ended March 31, 2005.

Debt

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility.  At March 31, 2005, our debt totaled $731,490, and management does not believe that this level of debt poses a material risk to us due to the following factors:

•      in each of the last two years, we have generated strong net cash provided by operating activities in excess of $350,000;

•      at March 31, 2005, we had $408,075 in worldwide cash and cash equivalents and short-term marketable securities;

•      at March 31, 2005, we had $116,500 of unused debt capacity under our existing bank credit facilities; and

•      we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

On April 5, 2004, we entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced our lines of credit with several domestic and international banks.  On March 9, 2005, we renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”).  The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.  Total borrowings under these existing lines were $583,500 and $476,400 at March 31, 2005 and December 31, 2004, respectively, all of which were classified as long-term.  We define long-term lines as those where the lines are non-cancelable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Amended and Restated Facility are LIBOR plus 40 basis points and can vary based on our Debt to EBITDA ratio.  The weighted average interest rates for our lines were 3.24% and 2.83% at March 31, 2005 and December 31, 2004, respectively.  In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.09%.

Our total debt of $731,490 and $626,670 at March 31, 2005 and December 31, 2004, respectively, included $150,000 of private placement debt (as further discussed below), and an adjustment to the carrying amount of fair value hedged debt.  At March 31, 2005, we had approximately $116,500 available under our existing bank credit facilities.

In March and April 2002, we entered into interest rate swaps on a portion of our variable rate debt portfolio.  $50,000 of these swaps matured in March 2005.  The remaining arrangement converts the variable interest rates to a fixed interest rate of 5.08% on a notional amount of $25,000 and matures in April 2006.  We accounted for the interest rate swaps as cash flow hedges and recorded any changes in fair value in Other Comprehensive Income (see Note 13).  We determine the fair values based on estimated prices quoted by financial institutions.  The fair values of these swaps were $(489) and $(1,022) as of March 31, 2005 and December 31, 2004, respectively.

In January 2003, we closed a private placement transaction pursuant to which we issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  We used the proceeds to pay down short-term debt.  We also swapped $100,000 of our fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  We accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  We determined the fair values based on estimated prices quoted by financial institutions.  The fair value of the swap was $(2,011) and $270 as of March 31, 2005 and December 31, 2004, respectively.

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements and the 2003 private placement transaction, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At March 31, 2005, we were in compliance with these financial debt covenants and we anticipate that we will remain in compliance with the covenants over the term of the borrowing arrangements.

Severance, Impairment and Other Charges

During the fourth quarter of 2004, the Company recorded $36,890 of Severance, impairment and other charges as a component of operating income.  As a result of leveraging prior investments in technology and process improvements, the Company committed to a plan to eliminate selected positions involved primarily in production and development.  The plan resulted in a charge for one-time termination benefits relating to a headcount reduction of approximately 465 employees located primarily in Europe and the U.S.  These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

All of the 2004 fourth quarter charge will be settled in cash.  The Company currently expects that all termination actions under this plan will be completed by the end of 2005.

Severance Related Charges
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(5,559)
Balance at March 31, 2005	$30,879

The Company currently expects that a substantial portion of the cash outlays relating to the 2004 fourth quarter charge will be applied against the remaining March 31, 2005 balance during the remainder of 2005 and 2006.

The benefits from the 2004 severance actions will be partially offset by headcount additions in selected locations.  The benefits will be realized primarily in Operating costs and Selling and administrative expense, with a partial year of benefit realized in 2005 and a full year of benefit realized in 2006.  See Note 14 of our Condensed Consolidated Financial Statements (Unaudited) for a description of our 2001 and 2003 restructuring programs.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of all employee share-based payments, including grants of employee stock options, using a fair-value based method, such as the Black-Scholes option valuation model at the date of the grant.  The resulting cost is then recognized as compensation cost in the Consolidated Statements of Income over the service period during which an employee is required to provide service in exchange for the award (usually the vesting period).  In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123R to the first annual reporting period beginning after June 15, 2005.  The Company is currently evaluating the impact of SFAS No. 123R; however, based upon outstanding as well as future anticipated stock-based award grants through December 31, 2006, the Company expects that the adoption under the modified prospective method will have approximately an $0.11 to $0.12 fully diluted earnings per share impact on its consolidated results of operations for the year ending December 31, 2006. For a description of the Company’s model and assumptions used to calculate the fair value of the Company’s stock-based awards, refer to Note 13 of the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29.”  SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows for the year ending December 31, 2006.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that, in our opinion, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,”

“project,” “estimate,” “will,” “may,” “should,” “future,” “predicts,” “potential,” “continue” and similar expressions identify these forward-looking statements, which appear in a number of places in this Quarterly Report and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, foreign currency conversion and all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers.  Investors are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements.  These risks and uncertainties include, but are not limited to:

•      risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks – we derived approximately 64% of our operating revenue in 2004 from non-U.S. operations;

•      to the extent we seek growth through acquisitions, alliances or joint ventures, the ability to identify, consummate and integrate acquisitions, alliances and joint ventures on satisfactory terms;

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

•      deterioration in economic conditions, particularly in the pharmaceutical, healthcare, or other industries in which our customers operate;

•      consolidation in the pharmaceutical industry and the other industries in which our customers operate;

•      the imposition of additional restrictions on our use of or access to data, or the refusal by data suppliers to provide data to us;

•      conditions in the securities markets that may affect the value or liquidity of portfolio investments; and management’s estimates of lives of assets, recoverability of assets, fair market value, estimates and liabilities and accrued income tax benefits and liabilities;

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

Consequently, all the forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including, but not limited to, the information contained under this heading and our Condensed Consolidated Financial Statements (Unaudited) and notes thereto for the three months ended March 31, 2005 and by the material set forth under the headings “Business” and “Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2004.  We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item is set forth in “Note 9. Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements (Unaudited) on pages 18 through 20 hereof.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of March 31, 2005 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)   Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth in “Note 8. Contingencies” in the Notes to the Condensed Consolidated Financial Statements (Unaudited) on pages 10 through 18 hereof.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs(2)

January 1-31, 2005	1,212,250	22.66	1,212,250	9,374,700
February 1-28, 2005	1,275,900	23.43	1,275,900	8,098,800
March 1-31, 2005	1,440,300	24.37	1,440,300	6,658,500
Total	3,928,450	23.54	3,928,450	6,658,500

(1)   All shares were repurchased through the Company’s publicly announced stock repurchase programs.

(2)   On February 10, 2004, the Company announced a stock repurchase program to buy up to 10,000,000 shares of the Company’s common stock. As of January 31, 2005, this program was complete.  On December 14, 2004, the Company announced a stock repurchase program to buy up to 10,000,000 shares of the Company’s common stock.  Unless terminated earlier by resolution of the Company’s Board of Directors, this program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of March 31, 2005, 3,341,500 shares had been purchased under the December 2004 program.

Item 6. Exhibits

(a)   Exhibits:

Exhibit Number	Description of Exhibits

10.1

Agreement of Limited Liability Company of IMS Health Licensing Associates, L.L.C. by and among IMS Health Incorporated, Coordinated Management Systems, Inc., IMS AG, Utrecht-America Finance Co. and Edam, L.L.C., dated as of March 17, 2005

10.2	Third Amended and Restated IMS Health Guaranty by IMS Health Incorporated in favor of Utrecht-America Finance Co. and Edam, LLC, effective as of March 17, 2005

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMS Health Incorporated

By:	/s/ Nancy E. Cooper
Date: May 6, 2005	Nancy E. Cooper
Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ Leslye G. Katz
Date: May 6, 2005	Leslye G. Katz
Vice President, Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1

Agreement of Limited Liability Company of IMS Health Licensing Associates, L.L.C. by and among IMS Health Incorporated, Coordinated Management Systems, Inc., IMS AG, Utrecht-America Finance Co. and Edam, L.L.C., dated as of March 17, 2005

10.2	Third Amended and Restated IMS Health Guaranty by IMS Health Incorporated in favor of Utrecht-America Finance Co. and Edam, LLC, effective as of March 17, 2005

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002