Form 10-Q
period 2005-06-30
IMS HEALTH INC
filed 2005-08-03
CIK 1058083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding At June 30, 2005
Common Stock, par value $.01 per share	225,772,045

IMS HEALTH INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of June 30, 2005	As of December 31, 2004
Assets:
Current Assets:
Cash and cash equivalents	$399,809	$444,903
Short-term marketable securities	—	15,053
Accounts receivable, net of allowances of $6,328 and $8,270 in 2005 and 2004, respectively	296,574	264,783
Other current assets	201,200	211,780
Total Current Assets	897,583	936,519
Securities and other investments	8,326	7,915
Property, plant and equipment, net of accumulated depreciation of $193,234 and $192,440 in 2005 and 2004, respectively	137,497	145,214
Computer software	232,995	230,021
Goodwill	350,163	302,229
Other assets	277,322	268,808
Total Assets	$1,903,886	$1,890,706
Liabilities, Minority Interests and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$57,069	$70,344
Accrued and other current liabilities	208,789	237,139
Accrued income taxes	153,472	116,985
Short-term deferred tax liability	9,478	9,923
Deferred revenues	120,572	119,730
Total Current Liabilities	549,380	554,121
Postretirement and postemployment benefits	99,364	99,899
Long-term debt (Note 9)	710,407	626,670
Other liabilities	214,105	252,326
Total Liabilities	$1,573,256	$1,533,016
Commitments and Contingencies (Note 8)
Minority Interests	$99,708	$101,976

Shareholders’ Equity:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares at June 30, 2005 and December 31, 2004, respectively	3,350	3,350
Capital in excess of par	471,144	477,768
Retained earnings	2,170,482	2,056,079
Treasury stock, at cost, 109,273 and 105,916 shares at June 30, 2005 and December 31, 2004, respectively	(2,353,475)	(2,268,414)
Cumulative translation adjustment	(35,651)	12,239
Minimum pension liability adjustment, net of taxes of $11,129 at June 30, 2005 and December 31, 2004	(24,691)	(24,691)
Unrealized loss on changes in fair value of cash flow hedges, net of tax	(235)	(665)
Unrealized (loss) gain on investments, net of tax	(2)	48
Total Shareholders’ Equity	$230,922	$255,714
Total Liabilities, Minority Interests and Shareholders’ Equity	$1,903,886	$1,890,706

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended June 30,
	2005	2004

Operating Revenue	$433,282	$379,583

Operating costs	189,503	163,222
Selling and administrative expenses	107,440	91,576
Depreciation and amortization	25,642	22,317
Merger costs (Note 16)	7,400	—
Operating Income	103,297	102,468
Interest income	2,392	2,103
Interest expense	(6,999)	(4,162)
Gains (losses) from investments, net	(299)	2,074
Loss on issuance of investees’ stock, net	—	(91)
Other income (expense), net	8,639	(1,604)
Non-Operating Income (Loss), Net	3,733	(1,680)
Income before provision for income taxes	107,030	100,788
Provision for income taxes (Note 11)	(13,851)	(35,364)
TriZetto equity loss, net of income taxes of $196 for 2004	—	(303)
Net Income	$93,179	$65,121

Basic Earnings Per Share of Common Stock	$0.41	$0.28

Diluted Earnings Per Share of Common Stock	$0.41	$0.27

Weighted average number of shares outstanding – Basic	225,863	235,142
Dilutive effect of shares issuable as of period-end under stock option plans	3,429	5,017
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	186	137
Weighted Average Number of Shares Outstanding – Diluted	229,478	240,296

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Six Months Ended June 30,
	2005	2004

Operating Revenue	$844,266	$741,159

Operating costs	372,860	315,910
Selling and administrative expenses	213,518	182,526
Depreciation and amortization	50,319	44,023
Merger costs (Note 16)	7,400	—
Operating Income	200,169	198,700
Interest income	4,747	3,065
Interest expense	(13,152)	(8,433)
Gains from investments, net	2,372	8,527
Loss on issuance of investees’ stock, net	—	(91)
Other income, net	17,900	1,173
Non-Operating Income, Net	11,867	4,241
Income before provision for income taxes	212,036	202,941
Provision for income taxes (Note 11)	(88,514)	(55,473)
TriZetto equity loss, net of income taxes of $820 for 2004	—	(1,269)
Net Income	$123,522	$146,199

Basic Earnings Per Share of Common Stock	$0.54	$0.62

Diluted Earnings Per Share of Common Stock	$0.54	$0.61

Weighted average number of shares outstanding – Basic	226,863	235,074
Dilutive effect of shares issuable as of period-end under stock option plans	3,303	4,901
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	319	354
Weighted Average Number of Shares Outstanding – Diluted	230,485	240,329

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
Cash Flows Provided by Operating Activities:
Net income	$123,522	$146,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,319	44,023
Bad debt expense	1,707	450
Deferred income taxes	6,208	32,966
Gains from investments, net	(2,372)	(8,527)
Loss on issuance of investees’ stock, net	—	91
TriZetto equity loss, net	—	1,269
Minority interests in net income of consolidated companies	1,596	2,781
Non-cash stock compensation charges	2,117	1,492
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in accounts receivable	(30,302)	(17,601)
Net decrease (increase) in inventory	4,136	(3,055)
Net increase in prepaid expenses and other current assets	(37,736)	(10,846)
Net (decrease) increase in accounts payable	(16,239)	3,736
Net decrease in accrued and other current liabilities	(30,604)	(27,590)
Net decrease in accrued severance, impairment and other charges	(16,955)	(3,374)
Net increase in deferred revenues	130	393
Net increase (decrease) in accrued income taxes	8,308	(12,774)
Net (increase) decrease in pension assets (net of liabilities)	(2,773)	385
Net decrease in other long-term assets	598	5,345
Net tax benefit on stock option exercises	4,253	6,029
Net Cash Provided by Operating Activities	65,913	161,392
Cash Flows Used in Investing Activities:
Capital expenditures	(8,195)	(10,997)
Additions to computer software	(39,139)	(36,736)
Proceeds from sale of TriZetto	37,414	—
Investments in short-term marketable securities	15,053	12,287
Payments for acquisitions of businesses, net of cash acquired	(91,507)	(19,275)
Funding of venture capital investments	(1,000)	(500)
Other investing activities, net	403	1,455
Net Cash Used in Investing Activities	(86,971)	(53,766)
Cash Flows Used in Financing Activities:
Net increase in debt	84,899	72,766
Payments for purchase of treasury stock	(147,945)	(204,284)
Proceeds from exercise of stock options	47,502	60,220
Dividends paid	(9,119)	(9,500)
Proceeds from employee stock purchase plan	2,389	1,847
Increase in cash overdrafts	9,134	2,011
Payments to minority interests and other financing activities	(1,612)	(1,613)
Net Cash Used in Financing Activities	(14,752)	(78,553)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9,284)	(1,608)
(Decrease) Increase in Cash and Cash Equivalents	(45,094)	27,465
Cash and Cash Equivalents, Beginning of Period	444,903	344,432
Cash and Cash Equivalents, End of Period	$399,809	$371,897

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 1.  Interim Condensed Consolidated Financial Statements (unaudited)

The accompanying Condensed Consolidated Financial Statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  The Condensed Consolidated Financial Statements (unaudited) do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  The Condensed Consolidated Financial Statements (unaudited) and related notes should be read in conjunction with the Consolidated Financial Statements and related notes of IMS Health Incorporated (the “Company” or “IMS”) included in its 2004 Annual Report on Form 10-K.  Certain prior year amounts have been reclassified to conform to the 2005 presentation.  Amounts presented in the Condensed Consolidated Financial Statements (unaudited) may not add due to rounding.

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

The Company operates in more than 100 countries.  The Company also owns a venture capital unit, Enterprise Associates, LLC (“Enterprises”), which is focused on investments in emerging businesses.  Until December 21, 2004, the Company also owned an approximately 25.0% equity interest in the TriZetto Group, Inc. “TriZetto” (See Note 7).

The Company is managed on a global business model with global leaders for the majority of its critical business processes and accordingly has one reportable segment (See Note 15).

Note 3.  Summary of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of all employee share-based payments, including grants of employee stock options, using a fair-value based method, such as the Black-Scholes option valuation model at the date of the grant.  The resulting cost is then recognized as compensation cost in the Consolidated Statements of Income over the service period during which an employee is required to provide service in exchange for the award (usually the vesting period).  In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123R to the first annual reporting period beginning after June 15, 2005.  The Company is currently evaluating the impact of SFAS No. 123R; however, based upon outstanding as well as future anticipated stock-based award grants through December 31, 2006, the Company expects that the adoption under the modified prospective method will have approximately an $0.11 to $0.12 fully diluted earnings per share impact on its consolidated results of operations for the year ending December 31, 2006.  For a description of the Company’s model and assumptions used to calculate the fair value of the Company’s stock-based awards, refer to Note 13 of the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29.”  SFAS No. 153 amends APB No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows for the year ending December 31, 2006.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless it would be impracticable to do so.  SFAS No. 154 supersedes APB No. 20, “Accounting Changes,” which previously required most voluntary changes in accounting principle to be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle.

SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.  Further, under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate.  Under APB No. 20, such a change would have been reported as a change in accounting principle.  SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows for the year ending December 31, 2006.

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

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004
Net Income:	As reported	$93,179	$65,121	$123,522	$146,199
	Add: Stock-based employee compensation expense included in reported net income, net of tax	1,014	913	1,932	1,657
	Deduct: Total stock-based employee compensation expense under fair value method for all awards, net of tax	(8,016)	(7,708)	(14,369)	(13,070)
	Pro forma	$86,177	$58,326	$111,085	$134,786
Earnings Per Share:
Basic	As reported	$0.41	$0.28	$0.54	$0.62
	Pro forma	$0.38	$0.25	$0.49	$0.57
Diluted
	As reported	$0.41	$0.27	$0.54	$0.61
	Pro forma	$0.38	$0.24	$0.48	$0.56

For a description of the Company’s other critical accounting policies, please refer to the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 5.  Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach.  During the six months ended June 30, 2005, the Company completed six acquisitions for an aggregate cost of approximately $51,000.  These acquisitions were Taskarena Software Engineering GmbH (Germany), SAI Healthcare (U.S.), Synchronous Knowledge, Inc. (U.S.), M-Tag (Australia and UK), Fricke & Pirk (Germany) and BASS (Korea) and were accounted for under the purchase method of accounting.  As such, the aggregate purchase price has been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date.  The purchase price allocations will be finalized after the completion of the valuation of certain assets and liabilities.  Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company’s results of operations.  The Condensed Consolidated Financial Statements (unaudited) include the results of these acquired companies subsequent to the closing of the acquisitions.  Had each of these acquisitions occurred as of January 1, 2005 or 2004, the impact on the Company’s results of operations would not have been significant.  Goodwill of approximately $24,591 was recorded in connection with these acquisitions.  For tax purposes, approximately $29,300 of goodwill is deductible in connection with these acquisitions.

Additionally, during January 2005, the Company paid approximately $36,000 to acquire the 50% interest in IHA.IMS Health GmbH (“IHA”) not owned by the Company.  The Company is currently evaluating the potential purchase price allocation resulting from this payment but expects that a majority of the payment will be recorded as goodwill.  For the six months ended June 30, 2004, the Company consolidated the results of IHA and recorded minority interest expense for the 50% not owned by the Company.

During the six months ended June 30, 2004, the Company completed four acquisitions for an aggregate cost of $19,497.  The acquisitions were Source Belgium S.A. (Belgium), H.E.D.M. Bvba (Belgium), SciCon Wissenschaftliche Unternehmensberatung GmbH (Germany) and Groupe PR (France) and were accounted for under the purchase method of accounting.  As such, the aggregate purchase price had been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date.  The Company finalized the purchase price allocation for these acquisitions during the second quarter of 2005 which did not have a material impact on the Company’s results of operations.  The Condensed Consolidated Financial Statements (unaudited) include the results of these acquired companies subsequent to the closing of the acquisitions.  Had these acquisitions occurred as of January 1, 2004 or 2003, the impact on the Company’s results of operations would not have been significant.  Goodwill of approximately $17,358 was recorded in connection with these acquisitions, of which none is deductible for tax purposes.

Note 6.  Goodwill and Intangible Assets

During the first half of 2005, the Company recorded additional goodwill of $80,359 related primarily to the acquisition of the remaining 50% of IHA in January 2005, the preliminary allocation of purchase price for the six acquisitions completed during 2005 (see Note 5) and payments on earn-out agreements for acquisitions completed prior to 2005.  During the six months ended June 30, 2004, the Company recorded additional goodwill of $13,136 related primarily to the preliminary allocation of purchase price for the four acquisitions completed in the first half of 2004 (see Note 5) and payments on earn-out agreements on acquisitions completed prior to 2004.

All of the Company’s other acquired intangibles are subject to amortization.  Intangible asset amortization expense was $3,953 and $8,295 during the three and six months ended June 30, 2005,  respectively.  At June 30, 2005, intangible assets were primarily composed of customer relationships, databases and trade names (included in Other assets) and computer software. The gross carrying amounts and related accumulated amortization of these intangibles were $104,694 and $32,891, respectively, at June 30, 2005 and $75,170 and $18,148, respectively, at June 30, 2004.  These intangibles are amortized over periods ranging from two to fifteen years.  As of June 30, 2005, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted Average Amortization (Years) Period
Customer Relationships	8.8
Computer Software and Algorithms	7.1
Databases	4.3
Trade Names	4.3
Other	3.8
Weighted average	8.0

Based on current estimated useful lives, amortization expense associated with intangible assets at June 30, 2005 is estimated to be approximately $3,800 for each of the remaining two quarters in 2005.  Annual amortization expense associated with intangible assets is estimated to be as follows:

Year Ended December 31,	Amortization Expense
2006	13,622
2007	11,278
2008	9,566
2009	7,096
2010	5,267
Thereafter	17,391

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

On February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits.  IRI has filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit.  The parties have submitted briefs on the matter to the Second Circuit and are awaiting the scheduling of oral arguments.

In connection with the 1996 Spin-Off, D&B (now Donnelley), Cognizant (now NMR) and ACNielsen entered into an Indemnity and Joint Defense Agreement with respect to the IRI Action.  In 2001, ACNielsen was acquired by VNU N.V., a publicly traded Dutch company (“VNU”).

VNU assumed ACNielsen’s obligations under the original Indemnity and Joint Defense Agreement.

On July 30, 2004, VNU and its U.S. subsidiaries, VNU, Inc., ACNielsen, AC Nielsen (US), Inc. (“ACN (US)”), and NMR (collectively, the “VNU Parties”), Donnelley, D&B II, Moody’s and the Company entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended JDA”).  Pursuant to the Amended JDA, any and all liabilities incurred by Donnelley, D&B II, Moody’s or IMS relating to a judgment (even if not final) or any settlement being entered into in the IRI Action (“IRI Liabilities”) will be jointly and severally assumed and fully discharged exclusively by the VNU Parties.  Under the Amended JDA, the VNU Parties agreed to, jointly and severally, indemnify Donnelley, D&B II, Moody’s and IMS from and against all IRI Liabilities to which they become subject.

As described above, the VNU Parties have assumed exclusive responsibility for the payment of all IRI Liabilities.  Provided that the VNU Parties are able to fulfill their obligations under the Amended JDA, and that they ultimately do fulfill such obligations, the Company believes that the final resolution of the IRI Action should not have a material adverse effect on the Company’s financial position, results of operations or cash flows.  However, because liability for violations of the antitrust laws is joint and several and because the rights and obligations relating to the Amended JDA are based on contractual relationships, the failure of the VNU Parties to fulfill their obligations under the Amended JDA could result in the other parties bearing all or a share of the IRI Liabilities.  Joint and several liability for the IRI Action means that even where more than one defendant is determined to have been responsible for an alleged wrongdoing, the plaintiff can collect all or part of the judgment from just one of the defendants.  This is true regardless of whatever contractual allocation of responsibility the defendants and any other indemnifying parties may have made, including the allocations described above between the VNU Parties, Donnelley, D&B II, Moody’s and IMS.

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

Hence, the Company cannot estimate such parties’ ability to pay the IRI Liabilities, if any, pursuant to the Amended JDA or the amount of any final judgment or settlement in the IRI Action.  Nonetheless, management presently believes that the risk that the Company will incur any material liabilities with respect to the IRI Action is remote and, therefore no liability in respect of this matter has been accrued in the Company’s financial statements.  If, however, IRI were to prevail in whole or in part in this action and if the VNU Parties fail to fulfill their indemnification obligations, the outcome of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.  On July 11, 2005, IMS announced a definitive agreement to merge with VNU, which agreement is more fully described in Note 16.

D&B Legacy and Related Tax Matters.  During the second quarter of 2003, the IRS issued an agent’s final examination report seeking to disallow certain royalty expense deductions claimed by D&B on its 1995 and 1996 tax returns in connection with a specified partnership (the “Partnership”) organized by Donnelley prior to the 1996 Spin-Off (the “DLA Matter”).  Also in the second quarter of 2003, the IRS issued an additional agent’s final examination report to the Partnership seeking to reallocate certain partnership income to D&B for 1996.  D&B II and the Company believe that the positions taken by the IRS in the report to the Partnership are inconsistent with the IRS’s denial of the royalty expense deductions claimed by D&B because such an assertion is duplicative.  In addition, the IRS has asserted penalties for the years described above based on its interpretation of applicable law.

Under the 1996 Spin-Off agreements, to the extent relevant here, Donnelley has the right and obligation to manage certain tax controversies with the IRS to the extent those controversies relate to tax liabilities for Donnelley’s tax years 1995 and 1996 arising from the DLA Matter.  Donnelley has apparently assigned this right and obligation to D&B II.  However, under the 1996 Spin-Off agreements, Donnelley cannot agree to any final settlement with respect to the DLA Matter without NMR’s consent, which right of consent NMR shares with IMS pursuant to the terms of the 1998 Spin-Off agreements.   If NMR and the Company withhold consent, then NMR and the Company would have the right and obligation to assume responsibility for management of the DLA Matter and indemnify Donnelley to the extent that the ultimate liability arising from the controversy exceeded the proposed settlement.

D&B II, as agent for Donnelley in the D&B Legacy Tax Matters, has filed protests relating to the proposed assessments for the DLA Matter with the IRS Office of Appeals.  D&B II advised that it would attempt to resolve these matters in the administrative appeals process before proceeding to litigation if necessary.  During the first quarter of 2004, as a result of information from D&B II regarding a proposed mediation with the IRS to settle partnership items related to the DLA Matter, the Company reclassified its tax reserves related to the DLA Matter from long-term (Other liabilities) to short-term (Accrued income taxes).

In June 2004, the Company was advised that D&B II believed that it had reached a basis for settlement with the IRS regarding the 1995 and 1996 corporate and partnership proposed assessments (the “Preliminary Settlement Terms”).  The agreement to the Preliminary Settlement Terms was tentative and non-binding.  Under the Preliminary Settlement Terms, Donnelley would retain approximately 15% of the tax benefit associated with the transaction and pay a penalty of approximately 7% and the duplicative “inconsistent positions” described above would be eliminated.

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

On October 29, 2004, Donnelley and D&B II advised NMR and the Company that they are treating the Company’s position as a withholding of consent, and that therefore under the 1996 Spin-Off agreements, NMR and the Company are obligated to assume management of the controversy and to indemnify Donnelley to the extent any ultimate resolution of the controversy is less favorable to Donnelley than that contained in the Revised Proposed Settlement.  Such excess liability could approximate $5,000. The Company does not believe this liability is probable and has not recorded any reserves for this item. The Company does not agree with these assertions and believes that Donnelley breached the terms of the 1996 Spin-Off agreements by negotiating and requesting consent for matters beyond its authority.

During the second quarter of 2005, D&B II advised the Company that the IRS had again proposed a settlement agreement.  This proposed settlement agreement reflects the financial terms set forth in the Preliminary Settlement Terms described above but does not address matters beyond the DLA Matter.  Donnelley and D&B II presented this proposed settlement agreement to NMR and IMS and requested their consent.  NMR and IMS consented and the settlement agreement is now effective. The Company’s share of the total liability for the DLA Matter is approximately $33,700 (tax, interest and penalties, net of tax benefits).

In January of 2004, the IRS issued an agent’s final examination report to the Partnership seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense on the Partnership’s 1997 tax return during which year Cognizant was a partner in the Partnership.  In January 2004, the IRS issued agent’s final examination reports to the Partnership and the Company seeking to reverse items of partnership income and loss and disallow certain royalty expense deductions claimed by the Company on its 1998 and 1999 tax returns arising from the Company’s participation in the Partnership.  If the IRS were to ultimately prevail in the foregoing positions, the Company’s liability (tax and interest) for 1997 would be approximately $18,700, and its aggregate liability (tax and interest) for 1998 and 1999 would be approximately $28,200 (all net of income tax benefit for interest).  If the IRS were to take a comparable position with respect to all of the Company’s tax years subsequent to 1999 and ultimately prevail, the Company’s additional liability (tax and interest) would be approximately $52,000 (net of income tax benefit for interest).

In addition, the IRS has asserted penalties for 1997 through 1999.  If the IRS were to prevail in its assertion of penalties and interest thereon for these years, the Company estimates that its liability for such penalties and interest would be approximately $9,100 (all net of income tax benefit).  The Company disputes the IRS’s position.

The Company has filed protests relating to the proposed assessments for 1997, 1998 and 1999 with the IRS Office of Appeals.  Notwithstanding the fact that the Company will attempt to resolve these matters in the administrative appeals process before proceeding to litigation if necessary, during the first quarter of 2005, the tax reserves related to 1998 and 1999 were reclassified from long-term (Other liabilities) to short-term (Accrued income taxes) based on an informal discussion with the IRS and the possibility of an assessment.

In another D&B Legacy Tax Matter, in June 2000, the IRS issued a formal notice of adjustment regarding Donnelley’s utilization of certain capital losses generated during 1989 and 1990.  D&B I, as agent for Donnelley, advised the Company that on May 12, 2000, it filed an amended tax return for the 1989 and 1990 tax periods, which reflected $561,582 of additional tax and interest due.  In May 2000, D&B I paid the IRS $349,291 and the Company paid the IRS $212,291; NMR subsequently reimbursed the Company approximately $41,000.  D&B I filed a complaint for a refund in the U.S. District Court on September 21, 2000 to contest this assessment.  In June 2004, D&B II advised the Company that it had decided not to pursue the refund claim and believed it had reached a basis for settlement with the IRS.  A definitive settlement agreement was executed on December 6, 2004.  The settlement requires Donnelley to withdraw its complaint for a refund.  In the first quarter of 2005, Donnelley received tax bills from the IRS in an aggregate amount of approximately $47,500 with respect to this settlement.  The Company has paid the IRS approximately $10,900 in respect of these tax bills, which amount the Company believes represents its share of the total liability related to this matter.  Donnelley and D&B II have advised the Company that they believe the Company and NMR each owe approximately an additional $7,200 (or approximately $4,800 net of tax benefits) for this matter.  Should D&B II pursue arbitration, management does not believe that D&B II would prevail.

As of June 30, 2005, the Company had reserves for these tax matters of approximately $139,000 in the aggregate.  In the opinion of management, it is not probable, but may be reasonably possible that the Company will have additional liability of $9,100 in excess of the amount reserved for these matters attributable to potential penalties (and net interest thereon) for the years 1997 through 1999.  In the opinion of management, the Company’s reserves for the foregoing tax matters are adequate for the probable exposure and, accordingly, based on information currently available, management does not believe that these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations but may have a material adverse effect on cash flows in the period in which any such amounts are paid.

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

Other Contingencies

Contingent Consideration.  Under the terms of the purchase agreements related to acquisitions made from 2001 to 2004, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain targets during 2003 to 2007.  Substantially all of any additional payments will be recorded as goodwill in accordance with EITF No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”  As of June 30, 2005, approximately $4,000 was earned and paid under these contingencies.  Based on current estimates, management expects the remaining additional contingent payments under these agreements to total approximately $45,000.  It is expected that these contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2005 through 2007.

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

Other Tax Contingencies. In addition to the tax items discussed above, the Company has tax reserves of approximately $23,000 that relate to various positions it has taken on tax returns filed in numerous countries over the last several years.  These reserves represent the Company’s best estimate of the probable liability should the tax return positions be challenged by the relevant tax authorities.  While the amount is material in the aggregate, no individual item is material and no single event will have a material impact related to these reserves.  See Note 16 for additional tax related matters.

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

The impact of foreign exchange risk management activities on pre-tax income in the three and six months ended June 30, 2005 was a net gain of $9,596 and $20,832, respectively, and net gains in the three and six months ended June 30, 2004 of $1,222 and $5,591, respectively.  In addition, at June 30, 2005, the Company had approximately $426,269 in foreign exchange forward contracts outstanding with various expiration dates through December 2005 relating to non-functional currency assets and liabilities.  Foreign exchange forward contracts are recorded at estimated fair value.  The estimated fair values of the forward contracts are based on quoted market prices.  Unrealized and realized gains and losses on these contracts are not deferred and are included in the Condensed Consolidated Statements of Income (unaudited) in Other income, net.

Fair Value of Financial Instruments

At June 30, 2005, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable and long-term debt.  At June 30, 2005, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments.  At June 30, 2005, the fair value of long-term debt approximated carrying value.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties.  The Company would not realize a material loss as of June 30, 2005 in the event of non-performance by any one counterparty.  The Company enters into transactions only with financial institution counterparties that have a credit rating of A or better.  In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($296,574 and $264,783, net of allowances, at June 30, 2005 and December 31, 2004, respectively), principally from customers in the pharmaceutical industry.  The Company’s trade receivables do not represent significant concentrations of credit risk at June 30, 2005 due to the high quality of its customers and their dispersion across many geographic areas.

Lines of Credit

On April 5, 2004, the Company entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced the Company’s lines of credit with several domestic and international banks.  On March 9, 2005, the Company renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”).  The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.  Total borrowings under these existing lines were $561,300 and $476,400 at June 30, 2005 and December 31, 2004, respectively, all of which were classified as long-term.  The Company defines long-term lines as those where the lines are non-cancelable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Amended and Restated Facility are LIBOR plus 50 basis points and can vary based on the Company’s Debt to EBITDA ratio.  The weighted average interest rates for the Company’s lines were 3.71% and 2.83% at June 30, 2005 and December 31, 2004, respectively.  In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.10%.

The Company’s total debt of $710,407 and $626,670 at June 30, 2005 and December 31, 2004, respectively, included $150,000 of private placement debt (as further discussed below), and an adjustment to the carrying amount of fair value hedged debt.  At June 30, 2005, the Company had approximately $138,700 available under its existing bank credit facilities.

In March and April 2002, the Company entered into interest rate swaps on a portion of its variable rate debt portfolio.  $50,000 of these swaps matured in March 2005.  The remaining arrangement converts the variable interest rates to a fixed interest rate of 5.08% on a notional amount of $25,000 and matures in April 2006.  The Company accounted for the interest rate swaps as cash flow hedges and recorded any changes in fair value in Other Comprehensive Income (see Note 13).  The Company determines the fair values based on estimated prices quoted by financial institutions.  The fair values of these swaps were $(370) and $(1,022) as of June 30, 2005 and December 31, 2004, respectively.

In January 2003, the Company closed a private placement transaction pursuant to which it issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  The Company used the proceeds to pay down short-term debt.  The Company also swapped $100,000 of its fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  The Company accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company determined the fair values based on estimated prices quoted by financial institutions.  The fair value of the swap  was $(893) and $270 as of June 30, 2005 and December 31, 2004, respectively.

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements and the 2003 private placement transaction, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At June 30, 2005, the Company was in compliance with these financial debt covenants and it anticipates that it will remain in compliance with the covenants over the term of the borrowing arrangements.

Note 10.  Pension and Postretirement Benefits

The following tables provide the Company’s expense associated with pension benefits that are accounted for under SFAS No. 87, for the three and six months ended June 30, 2005. For a complete description of the Company’s pension and postretirement benefits, refer to Note 12 of the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Three Months Ended June 30,	2005	2004	2005	2004
Service cost	$2,302	$2,430	$18	$29
Interest cost	3,624	3,237	167	217
Expected return on plan assets	(5,563)	(5,410)	0	0
Amortization of prior service cost (credit)	(56)	(80)	(247)	(247)
Amortization of transition obligation	(1)	(23)	0	0
Amortization of net loss	723	254	63	167
Net periodic benefit cost	$1,029	$407	$1	$166

Components of Net Periodic Benefit Cost for the Six	Pension Benefits		Other Benefits
Months Ended June 30,	2005	2004	2005	2004
Service cost	$4,617	$5,272	$36	$83
Interest cost	7,266	6,656	334	426
Expected return on plan assets	(11,149)	(9,372)	0	0
Amortization of prior service cost (credit)	(111)	(114)	(494)	(494)
Amortization of transition obligation	(2)	(46)	0	0
Amortization of net loss	1,451	1,296	126	316
Net periodic benefit cost	$2,072	$3,692	$2	$331

Note 11.  Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

For the six months ended June 30, 2005, the Company’s effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement of approximately $29,300.  For the six months ended June 30, 2005, the effective tax rate was also impacted by $42,800 of tax expense related to the decision  to repatriate approximately $647,000 of foreign earnings back to the U.S. during 2005 under the American Jobs Creation Act of 2004 (“AJCA”).  In the first quarter of 2005, $67,100 of tax expense was recorded related to the AJCA of which, $24,300 was reversed in the second quarter of 2005 primarily as a result of a technical correction passed by Congress to the AJCA.  For the six months ended June 30, 2004, the Company’s effective tax rate was reduced primarily due to a favorable partial U.S. audit settlement of approximately $15,100.

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

Note 12.  IMS Health Capital Stock

On December 14, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  As of June 30, 2005, approximately 4,374 of the 10,000 shares remained available for repurchase under the December 2004 program.  As a result of the proposed merger with VNU N.V., the Company has suspended its current stock repurchase program (see Note 16).

On February 10, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in January 2005 at a total cost of $232,770.

On April 15, 2003, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in May 2004 at a total cost of $243,520.

During the six months ended June 30, 2005, the Company repurchased approximately 6,213 shares of outstanding Common Stock at a total cost of approximately $147,945 under these programs.  During the six months ended June 30, 2004, the Company repurchased approximately 8,057 shares of outstanding Common Stock at a total cost of approximately $204,284, including the repurchase of 4,600 shares on January 9, 2004 pursuant to an accelerated share repurchase program (“ASR”).  As required under the ASR agreement, the Company paid an additional $942 of cash in May 2004 as the final settlement amount based on an increase in our share price over the settlement period.  Shares acquired through the repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18.

The Company re-issued approximately 2,611 treasury shares under option exercises for proceeds of approximately $47,502 during the six months ended June 30, 2005.  In addition, the Company paid dividends of $0.02 per share for a total of approximately $4,549 during the three months ended June 30, 2005.  For the six months ended June 30, 2005, the Company paid dividends of $0.04 per share for a total of $9,119.

Note 13.  Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income	$93,179	$65,121	$123,522	$146,199
Other comprehensive income, net of taxes:
Unrealized gains (losses) on:
Available-for-sale equity securities	28	498	(77)	427
Reclassification adjustment	—	—	—	219
Tax benefit (provision) on above	(10)	(174)	27	(226)
Change in unrealized gains (losses) on investments	18	324	(50)	420
Foreign currency translation losses	(21,592)	(2,422)	(47,890)	(7,413)
Changes in fair value of cash flow hedges	77	870	430	976
Total other comprehensive loss	(21,497)	(1,228)	(47,510)	(6,017)
Comprehensive Income	$71,682	$63,893	$76,012	$140,182

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

Severance Related Charges
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(12,778)
Balance at June 30, 2005	$23,660

The Company currently expects that a substantial portion of the cash outlays relating to the 2004 fourth quarter charge will be applied against the remaining June 30, 2005 balance during the remainder of 2005 and 2006.

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

	Severance Related Charges	Contract Related Charges	Asset Write-Downs	Total
Charge at June 30, 2003	$9,958	$22,307	$4,955	$37,220
2003 utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 utilization	(1,637)	(3,614)	—	(5,251)
2005 utilization	(264)	(2,825)	—	(3,089)
Adjustments	(1,746)	67	1,679	—
Balance at June 30, 2005	$114	$8,888	$—	$9,002

The cash portion of the first quarter 2003 charge amounted to $30,586, of which the Company paid approximately $3,089 during the first half of 2005.  The remaining accrual of $9,002 at June 30, 2005 relates to lease obligations and continuing payments related to employee termination benefits.

The Company expects that cash outlays will be applied against the $9,002 balance remaining of the first quarter 2003 charge at June 30, 2005 as follows:

Year Ended December 31,	Cash Outlays
2005	$4,107
2006	2,504
2007	713
2008	258
2009	258
Thereafter	1,162
Total	$9,002

During 2003, the Company reversed approximately $1,750 of severance related charges originally included in the first quarter 2003 charge due to the Company’s refinement of estimates.  The Company also recorded additional charges during 2003 of approximately $1,700 related primarily to a software impairment.

During the fourth quarter of 2001, the Company completed the assessment of its Competitive Fitness Program (the “Program”).  This program was designed to streamline operations, increase productivity, and improve client service.  In connection with this program, the Company recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income

	Severance Related Charges	Contract Related Charges	Asset Write-Downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(455)	(1,232)	—	(1,687)
2005 utilization	(131)	(957)	—	(1,088)
Adjustments	(688)	(274)	962	—
Balance at June 30, 2005	$2,025	$4,659	$—	$6,684

The Company expects that cash outlays will be applied against the  $6,684 balance remaining in the fourth quarter 2001 program at June 30, 2005 as follows:

Year Ended December 31,	Cash Outlays
2005	$1,128
2006	2,216
2007	1,835
2008	262
2009	262
Thereafter	981
Total	$6,684

The Company expects that future results will benefit from the 2001 and 2003 restructuring charges to the extent of the contract-related charges and asset write-downs primarily through 2007.  The Company’s severance actions in the 2001 and 2003 programs related to a shifting of resources around the Company.  The benefits from the 2004 severance actions will be partially offset by headcount additions in selected locations.  The benefits will be realized primarily in Operating costs and Selling and administrative expense, with a partial year of benefit realized in 2005 and a full year of benefit realized in 2006.  For the 2001 and 2003 charges, the statement of income lines that will be impacted in future periods are Operating costs for the contract-related charges and Depreciation and amortization related to the asset write-downs.  However, the Company does not expect a material impact on future cash flows due to the fact that it is still contractually obligated to continue to make payments under impaired contracts.

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which we operate for the three and six months ended June 30, 2005 and 2004:

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended June 30, 2005:
Operating Revenue (4)	$189,322	$186,648	$57,312	—	$433,282
Operating Income (5)	$71,196	$30,597	$25,463	$(23,959)	$103,297
Six months ended June 30, 2005:
Operating Revenue (4)	$366,279	$362,057	$115,930	—	$844,266
Operating Income (5)	$136,902	$48,542	$53,528	$(38,803)	$200,169
Three months ended June 30, 2004:
Operating Revenue (4)	$172,746	$156,403	$50,434	—	$379,583
Operating Income (5)	$67,648	$27,618	$25,378	$(18,176)	$102,468
Six months ended June 30, 2004:
Operating Revenue (4)	$339,998	$298,747	$102,414	—	$741,159
Operating Income (5)	$132,503	$46,055	$54,245	$(34,103)	$198,700

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

A summary of the Company’s operating revenue by product line, as of and for the three and six months ended June 30, 2005 and 2004 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales Force Effectiveness	$207,454	$189,996	$407,399	$369,674
Portfolio Optimization	122,338	111,034	247,828	225,823
Launch and Brand Management and Other	103,490	78,553	189,039	145,662
Total Operating Revenue	$433,282	$379,583	$844,266	$741,159

Note 16.  Subsequent Events

Acquisitions

During July 2005, the Company completed three acquisitions for an aggregate cost of approximately $96,000.  These acquisitions were Areks (France, Japan, Switzerland and U.S.),

Pharmetrics (U.S.) and Envision (U.S.) and will be accounted for under the purchase method of accounting; the respective purchase price will be allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the closing date.  Had these acquisitions occurred as of January 1, 2005 or 2004, the impact on the Company’s results of operations would not have been significant.

VNU Merger

On July 11, 2005, the Company announced a definitive agreement to merge with VNU N.V. (“VNU”), a global information and media company based in Haarlem, The Netherlands.  VNU is a leader and has recognized brands in marketing information (ACNielsen), media measurement and information (Nielsen Media Research) and business information (publications and trade shows).  Under the terms of the agreement, the Company’s shareholders will receive $11.25 in cash and .60415 VNU shares for each IMS share.  The Company expects the merger to be completed in the first quarter of 2006, subject to the approval of shareholders of the Company and VNU, regulatory approvals and other customary conditions.

In connection with the proposed merger with VNU, the Company has incurred merger costs of $7,400 through June 30, 2005, primarily for professional fees.  The Company currently expects total merger-related costs to range between $40,000 and $45,000, primarily for investment banking and professional fees.

The Company may also reorganize certain of its subsidiaries provided certain conditions to the proposed merger have been satisfied.  As a result of these reorganizations, the Company may incur tax-related charges of approximately $45,000 to $50,000 prior to the effective date of the merger.  As of June 30, 2005 the Company has not recorded any tax-related charges in connection with any potential reorganizations since the Company does not have any intention to undertake these reorganizations unless the conditions of the proposed merger with VNU are satisfied.

Further, the Company has Employment and Change-in-Control Agreements (“CIC”) with certain of its executives that provide for severance and other benefits if, following a change in control of IMS, the executive’s employment is adversely affected.  In connection with the proposed merger with VNU, the CIC provisions under these agreements will require the Company to fund approximately $130,000 into a Rabbi Trust no later than September 22, 2005.  These amounts will be payable to the executives only in the event the proposed merger with VNU is completed and the executive suffers an adverse change in his or her employment status.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except for per share data)

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

We operate in more than 100 countries.  We also own a venture capital unit, Enterprise Associates, LLC (“Enterprises”), which is focused on investments in emerging businesses.  Until December 21, 2004, we also owned an approximately 25% equity interest in the TriZetto Group, Inc.  “TriZetto” (See Note 7 to the Condensed Consolidated Financial Statements (Unaudited)).

We manage on a global business model with global leaders for the majority of our critical business processes and accordingly have one reportable segment.

We believe that important measures of our financial condition and results of operations include operating revenue, constant dollar revenue growth, operating income, operating margin and cash flows.

Operating Results

Reclassifications.  Certain prior-year amounts have been reclassified to conform to the 2005 presentation.

References to constant dollar results.  We report results in U.S. Dollars but we do business on a global basis.  Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. Dollars and have important effects on our results.  In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms.  We believe this information facilitates a comparative view of business growth.  In the first six months of 2005, the U.S. Dollar was generally weaker against other currencies compared to the first six months of 2004, so growth at constant dollar exchange rates was lower than growth at actual currency exchange rates.  See “How Exchange Rates Affect Our Results” below and the discussion of “Market Risk” in the Management Discussion and Analysis in our annual report on Form 10-K for the year ended December 31, 2004 for a more complete discussion regarding the impact of foreign currency translation on our business.

Summary of Operating Results

			% Variance
	Three months ended June 30,		2005
	2005	2004	vs. 2004
Operating revenue	$433,282	$379,583	14.1%
Operating costs	189,503	163,222	16.1%
Selling and administrative expenses	107,440	91,576	17.3%
Depreciation and amortization	25,642	22,317	14.9%
Merger costs	7,400	—	N/A
Operating income	$103,297	$102,468	0.8%

			% Variance
	Six months ended June 30,		2005
	2005	2004	vs. 2004
Operating revenue	$844,266	$741,159	13.9%
Operating costs	372,860	315,910	18.0%
Selling and administrative expenses	213,518	182,526	17.0%
Depreciation and amortization	50,319	44,023	14.3%
Merger costs	7,400	—	N/A
Operating income	$200,169	$198,700	0.7%

Operating Income

Our operating income for the second quarter of 2005 increased 0.8% to $103,297 from $102,468 in the second quarter of 2004.  The change was due to the increase in our operating revenue, partially offset by increases in our operating costs and selling and administrative expenses driven primarily by investments in new products, consulting and services capabilities, increased cost of data and costs associated with the proposed merger with VNU N.V. (See Note 16 to our Condensed Consolidated Financial Statements (Unaudited) for a description of the proposed merger with VNU).  Our operating income decreased 0.5% in constant dollar terms.  Absent the costs associated with the proposed merger, operating income would have increased 8.0% at reported rates and 6.8% at constant dollar terms.  Our operating income for the first six months of 2005 increased 0.7% to $200,169 from $198,700 for the first six months of 2004.  The change was primarily due to the increase in our operating revenue, partially offset by increases in our operating costs and selling and administrative expenses driven primarily by investments in new products, consulting and services capabilities, increased cost of data and costs associated with the proposed merger with VNU.  Our operating income decreased 0.8% in constant dollar terms.  Absent the costs associated with the merger, operating income would have increased 4.5% at reported rates and 2.9% at constant dollar terms.

Operating Revenue

Revenue in 2004 reflects a reclassification of consulting and services revenue into the other three business lines to conform to the 2005 presentation.

Our operating revenue for the second quarter of 2005 grew 14.1% to $433,282 from $379,583 in the second quarter of 2004. On a constant dollar basis our operating revenue growth was 11.8%.  Acquisitions made during 2004 and 2005 contributed 3.4 percentage points of reported operating revenue and constant dollar revenue growth.  Our operating revenue for the first six months of 2005 grew 13.9% to $844,266 from $741,159 for the first six months of 2004. On a constant dollar basis our operating revenue growth was 11.1%.  Acquisitions made during 2004 and 2005 contributed 3.6 percentage points of reported operating revenue growth and 3.5 percentage points of constant dollar revenue growth.  The increase in our operating revenue resulted from growth in revenue in all three of our business lines, together with the effect of currency translation.  On a constant dollar basis, all business lines grew.

Summary of Operating Revenue

			% Variance
	Three months ended June 30,		2005 vs 2004
	2005	2004	Reported Rates	Constant Dollar
Sales Force Effectiveness	$207,454	$189,996	9.2%	6.9%
Portfolio Optimization	$122,338	$111,034	10.2%	7.9%
Launch and Brand Management and Other	$103,490	$78,553	31.7%	29.4%
Operating Revenue	$433,282	$379,583	14.1%	11.8%

			% Variance
	Six months ended June 30,		2005 vs 2004
	2005	2004	Reported Rates	Constant Dollar
Sales Force Effectiveness	$407,399	$369,674	10.2%	7.5%
Portfolio Optimization	$247,828	$225,823	9.7%	7.0%
Launch and Brand Management and Other	$189,039	$145,662	29.8%	26.6%
Operating Revenue	$844,266	$741,159	13.9%	11.1%

•                  Sales Force Effectiveness revenue grew primarily due to DDD data offerings in Japan, Sales and Account Management consulting engagements in Europe and Japan, Xponent and the suite of new long-term care products in the United States, and steady growth in all of the other regions.

•                  Portfolio Optimization revenue grew primarily due to strong demand for certain of our core products, including our next generation MIDAS offering, called MIDAS Quantum.  In addition, we had strong growth in our Hospital Audits in the US and Europe as well as in the Portfolio Development consulting practice area in Europe, Asia Pacific and the United States.

•                  Launch and Brand Management and other product lines revenue grew primarily due to Pricing and Reimbursement, Promotion Management and Performance Management consulting revenue in the United States and Europe as well as Consumer Health in Europe.

Consulting and services revenue, as included in the business lines above, was $62,428 in the second quarter of 2005, up 35.2% from $46,173 in the second quarter of 2004 (up 32.9% on a constant-dollar basis).  Consulting and services revenue was $117,066 for the first six months of 2005, up 47.0% from $79,635 for the first six months of 2004 (up 43.7% on a constant-dollar basis).  Approximately two-thirds of the consulting and services revenue growth for the second quarter and first six months of 2005 was attributable to acquisitions completed during 2004 and the first half of 2005.

Operating Costs

Our operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of our consulting and services offerings.  Our operating costs grew 16.1% to $189,503 in the second quarter of 2005, from $163,222 in the second quarter of 2004.  The increase in our operating costs was primarily due to foreign currency translation, increased cost of data, increases in costs related to consulting and services, and operating costs of acquired businesses.  The effect of foreign currency translation increased our operating costs by approximately $4,000 for the second quarter of 2005.  Excluding the effect of the change in foreign currency translation, our operating costs grew 13.5% in the second quarter of 2005 as compared to the second quarter of 2004.  Our operating costs grew 18.0% to $372,860 for the first six months of 2005, from $315,910 for the first six months of 2004.  The increase in our operating costs was primarily due to foreign currency translation, increased cost of data, increases in costs related to consulting and services, and operating costs of acquired businesses.  The effect of foreign currency translation increased our operating costs by approximately $10,000 for the first six months of 2005.  Excluding the effect of the change in foreign currency translation, our operating costs grew 14.9% in the first six months of 2005 as compared to the first six months of 2004.

Our operating costs generally have increased at a rate greater than operating revenues in each of the last three full fiscal years.  This increase has been due to higher data costs to support revenue growth and acquisitions.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of the costs attributable to sales, marketing, and administration, including human resources, legal, management and finance.  Our selling and administrative expenses grew 17.3% in the second quarter of 2005, to $107,440 from $91,576 in the second quarter of 2004.  Our selling and administrative expenses grew 17.0% in the first six months of 2005, to $213,518 from $182,526 for the first six months of 2004.

•                  Foreign Currency Translation: The effect of foreign currency translation increased our selling and administrative expenses by approximately $3,000 for the second quarter of 2005 as compared to the second quarter of 2004.  The effect of foreign currency translation increased our selling and administrative expenses by approximately $7,000 for the first six months of 2005 as compared to the first six months of 2004. Excluding the effect of the change in foreign currency translation, our selling and administrative expenses grew 14.3% and 13.3% in the second quarter and first six months of 2005 as compared to the second quarter and first six months of 2004, respectively.

•                  Sales and Marketing: Sales and marketing expense increased by approximately $1,000 and $3,000 in the second quarter and first six months of 2005, compared to the second quarter and first six months of 2004, respectively, to support revenue growth.

•                  Consulting:  Consulting and services expenses increased by approximately $2,000 and $6,000 in the second quarter and first six months of 2005, compared to the second quarter and first six months of 2004, respectively, to support the growth in this revenue stream.

Depreciation and Amortization

Our depreciation and amortization charges increased 14.9% to $25,642 in the second quarter of 2005, from $22,317 in the second quarter of 2004, and 14.3% to $50,319 for the first six months of 2005, from $44,023 for the first six months of 2004, primarily due to computer software amortization associated with new products which increased by approximately $2,500 and $4,500, respectively; and amortization of intangibles related to recent acquisitions, which increased by approximately $1,500 and $3,000 in the second quarter and first six months of 2005 compared to the second quarter and first six months of 2004, respectively.

Merger Costs

During the second quarter of 2005, we incurred $7,400 of costs in connection with the proposed merger with VNU.  See Note 16 to our Condensed Consolidated Financial Statements (Unaudited) for a description of the proposed merger with VNU.

Trends in our Operating Margins

Our operating margin for the second quarter of 2005 was 23.8%, as compared to 27.0% in the second quarter of 2004.  Our operating margin for the first six months of 2005 was 23.7% as compared to 26.8% in the first six months of 2004.  During the second quarter of 2005, we incurred $7,400 of costs in connection with the proposed merger with VNU.  If these costs had not been incurred, our operating margin for the second quarter and first six months of 2005 would have been 25.5% and 24.6%, respectively.  The decrease in our operating margins for the second quarter and first six months of 2005 (excluding the merger costs) is primarily due to continuing investments in new products and consulting and services capabilities, increased cost of data, and operating income declines in Japan, driven primarily by the ramp-up in the sales and product support services needed to support customer readiness programs for new offerings.

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

Non-Operating Income

Our non-operating income improved to $3,733 in the second quarter of 2005 from a net loss of $1,680 in the second quarter of 2004.  Our non-operating income grew to $11,867 for the first six months of 2005 from $4,241 for the first six months of 2004.  The increase in our non-operating income was primarily due to the following factors:

•                  Interest Expense, net: Net interest expense was $4,607 and $8,405 for the second quarter and first six months of 2005, respectively, compared with $2,059 and $5,368 for the second quarter and first six months of 2004, respectively, primarily due to higher debt levels and interest rates.

•                  Gains from Investments, net: We had losses from investments of $299 during the second quarter of 2005, primarily as a result of fees within the Enterprise portfolio.  Gains from investment of $2,074 in the second quarter of 2004 were primarily from the sale of investments within the Enterprise portfolio.  We had gains from investments of $2,372 during the first six months of 2005, primarily as a result of a divestiture of an interest we had in a German company.  Gains from investment of $8,527 in the first quarter of 2004 were primarily from the sale of investments within the Enterprise portfolio.

•                  Other Income, net: Other income, net, increased by $10,243 and $16,727 in the second quarter and first six months of 2005, respectively.  The increase was primarily due to net foreign exchange hedge gains of $9,596 and $20,832 in the second quarter and first six months of 2005, respectively, compared with net foreign exchange hedge gains of $1,222 and $5,591 in the second quarter and first six months of 2004, respectively.

Taxes

For the six months ended June 30, 2005, our effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement of approximately $29,300.  For the six months ended June 30, 2005, the effective tax rate was also impacted by $42,800 of tax expense related to the decision  to repatriate approximately $647,000 of foreign earnings back to the U.S. during 2005 under the American Jobs Creation Act of 2004 (“AJCA”).  In the first quarter of 2005, $67,100 of tax expense was recorded related to the AJCA of which, $24,300 was reversed in the second quarter of 2005 primarily as a result of a technical correction passed by Congress to the AJCA.  For the six months ended June 30,

2004, our effective tax rate was reduced primarily due to a favorable partial U.S. audit settlement of approximately $15,100.

For all periods presented, our effective tax rate was reduced as a result of global tax planning initiatives.  While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully implement such initiatives to reduce or maintain our overall tax rate.

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which we operate for the three and six months ended June 30, 2005 and 2004:

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended June 30, 2005:
Operating Revenue (4)	$189,322	$186,648	$57,312	—	$433,282
Operating Income (5)	$71,196	$30,597	$25,463	$(23,959)	$103,297
Six months ended June 30, 2005:
Operating Revenue (4)	$366,279	$362,057	$115,930	—	$844,266
Operating Income (5)	$136,902	$48,542	$53,528	$(38,803)	$200,169
Three months ended June 30, 2004:
Operating Revenue (4)	$172,746	$156,403	$50,434	—	$379,583
Operating Income (5)	$67,648	$27,618	$25,378	$(18,176)	$102,468
Six months ended June 30, 2004:
Operating Revenue (4)	$339,998	$298,747	$102,414	—	$741,159
Operating Income (5)	$132,503	$46,055	$54,245	$(34,103)	$198,700

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

Americas Region

Operating revenue growth in the Americas region was 9.6% in the second quarter of 2005, compared to the second quarter of 2004, and 7.7% in the first six months of 2005, compared to the first six months of 2004.  The growth for the second quarter and first six months was primarily due to strong performance in consulting and services within the launch and brand management and other business lines and continued overall strength of the sales force effectiveness business line.

Operating income in the Americas region grew 5.2% in the second quarter of 2005, compared to the second quarter of 2004, and 3.3% in the first six months of 2005, compared to the first six months of 2004.  The operating income growth for the second quarter and first six months of 2005 reflects revenue growth in the region, partially offset by increased cost of data and investment in consulting capabilities.

Europe Region

Operating revenue growth in the Europe region was 19.3% in the second quarter of 2005, compared to the second quarter of 2004, and 21.2% for the first six months of 2005, compared to the first six months of 2004.  The growth in the second quarter and first six months of 2005 was primarily due to strong growth in our consulting and services related to all of our business lines, in addition to growth in core sales force effectiveness and portfolio optimization data sales, as well as foreign exchange.

Operating income in the Europe region increased by 10.8% in the second quarter of 2005, compared to the second quarter of 2004, and 5.4% in the first six months of 2005, compared to the first six months of 2004.  The growth in the second quarter and first six months of 2005 was primarily driven by operating revenue growth partially offset by increased cost of data and investments in the consulting business.

Asia Pacific Region

Operating revenue in the Asia Pacific region increased 13.6% in the second quarter of 2005, compared to the second quarter of 2004, and 13.2% in the first six months of 2005 compared to the first six months of 2004.  The growth in the second quarter and first six months of 2005 was due to continued strong growth in the region, including solid growth in Japan, and foreign exchange.

Operating income in the Asia Pacific region increased by 0.3% in the second quarter of 2005, compared to the second quarter of 2004, primarily due to revenue growth in Japan partially offset by increased investments in new products and data costs in Japan.  Operating income in the Asia Pacific region decreased by 1.3% in the first six months of 2005, compared to the first six months of 2004, primarily due to increased investments in new products and data costs in Japan.

How Exchange Rates Affect Our Results

IMS operates globally, deriving a significant portion of its operating income from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results.  IMS enters into forward foreign currency contracts to partially offset the effect of currency fluctuations.  In 2005, foreign currency translation increased U.S. dollar revenue growth by approximately 2.3 percentage points in the second quarter of 2005 and 2.8 percentage points in the first six months of 2005, while impact on operating income growth was an approximate increase of 1.3 percentage points for the second quarter of 2005 and 1.6 percentage points in the first six months of 2005.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen, the British Pound, the Swiss Franc, and the Australian Dollar.  Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are charged or credited to Cumulative translation adjustment in the Consolidated Statements of Shareholders’ Equity.  The effect of exchange rate changes during 2005 decreased the U.S. dollar amount of Cash and cash equivalents by $9,284.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $45,094 during the first six months of 2005 to $399,809 at June 30, 2005 compared to $444,903 at December 31, 2004.  The decrease reflects cash provided by operating activities of $65,913 offset by cash used in investing activities of $86,971 and financing activities of $14,752.  Including the change in short-term marketable securities, which is included in cash used in investing activities, our cash and cash equivalents and short-term marketable securities decreased to $399,809 at June 30, 2005 compared to $459,956 at December 31, 2004, a decrease of $60,417.

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

•                  payments for tax related matters, including the D&B Legacy Tax Matters discussed further in Note 8 to our Condensed Consolidated Financial Statements (Unaudited).  Payments for certain of the D&B Legacy Tax Matters could be up to approximately $62,000 prior to December 31, 2005; and

•                  pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $23,700 in 2005).

Net cash provided by operating activities amounted to $65,913 for the six months ended June 30, 2005, a decrease in cash provided of $95,479 over the comparable period in 2004.  The decrease relates primarily to the funding of accounts receivable, prepaid expenses, accounts payable and severance, impairment and other charges during the six months ended June 30, 2005.

Net cash used in investing activities amounted to $86,971 for the six months ended June 30, 2005, an increase in cash used of $33,205 over the comparable period in 2004.  The increase during the first six months of 2005 relates primarily to the fact that we made payments of $91,507 for acquisitions during the first six months of 2005, compared to payments made for acquisitions of $19,275 during the comparable period in 2004.  We also had proceeds from the sale of investments of $3,023 in the first six months of 2005, compared to $12,883 in the first six months of 2004.  These amounts were partially offset by $37,414 of proceeds from the sale of our investment in TriZetto (see Note 7 of the Condensed Consolidated Financial Statements (unaudited)).

Net cash used in financing activities amounted to $14,752 for the six months ended June 30, 2005, a decrease of $63,801 over the comparable period in 2004.  This decrease in cash used was primarily due to a decrease of $56,339 in purchases of our stock during the first six months of 2005 compared to the first six months of 2004.  Refer to the Stock Repurchase Programs section for further information on our variance between the first quarters of 2005 and 2004.

Our financing activities include cash dividends we paid of $0.02 per share quarterly, which amounted to $9,119 and $9,500 during the first six months of 2005 and 2004, respectively.  The payments and level of cash dividends made by us are reviewed quarterly and are subject to the discretion of our Board of Directors.  Any future dividends, other than the $0.02 per share dividend for the first three quarters of 2005, which were declared by our Board of Directors in February, April and July 2005, will be based on, and affected by, a number of factors, including our operating results and financial requirements.

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

As discussed in Note 16 to our Condensed Consolidated Financial Statements (Unaudited), we have Employment and Change-in-Control Agreements (“CIC”) with certain of our executives that provide for severance and other benefits if, following a change in control of IMS, the executive’s employment is adversely affected.  In connection with the proposed merger with VNU, the CIC provisions under these agreements will require us to fund approximately $130 million into a Rabbi Trust no later than September 22, 2005.  These amounts will be payable to the executives only in the event the proposed merger with VNU is completed and the executive suffers an adverse change in his or her employment status.

Tax and other Contingencies

We are exposed to certain known tax and other contingencies that are material to our investors.  The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Note 8 to our Condensed Consolidated Financial Statements (Unaudited) for the period ended June 30, 2005.  We do not know of any material tax or other contingencies, other than those described in Note 8 to our Condensed Consolidated Financial Statements (Unaudited).

These contingencies may have a material effect on our liquidity, capital resources or results of operations.  Although we have established reserves for D&B Legacy Tax Matters in accordance with SFAS No. 5, “Accounting for Contingencies”, the actual liability may exceed the amount of the reserve.  We have not established any reserves in respect of the other contingencies.  In addition, even where our reserves are adequate, the incurrence of any of these liabilities may have a material effect on our liquidity and the amount of cash available to us for other purposes.

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

Stock Repurchase Programs

On December 14, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  As of June 30, 2005, approximately 4,374 of the 10,000 shares remained available for repurchase under the December 2004 program.  As a result of the proposed merger with VNU N.V., we have suspended our current stock repurchase program.  See Note 16 to our Condensed Consolidated Financial Statements (Unaudited) for a description of the proposed merger with VNU.

On February 10, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in January 2005 at a total cost of $232,770.

On April 15, 2003, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in May 2004 at a total cost of $243,520.

During the six months ended June 30, 2005, the Company repurchased approximately 6,213 shares of outstanding Common Stock at a total cost of approximately $147,945 under these programs.  During the six months ended June 30, 2004, the Company repurchased approximately 8,057 shares of outstanding Common Stock at a total cost of approximately $204,284, including the repurchase of 4,600 shares on January 9, 2004 pursuant to an accelerated share repurchase program (“ASR”).  As required under the ASR agreement, the Company paid an additional $942 of cash in May 2004 as the final settlement amount based on an increase in our share price over the settlement period.  Shares acquired through the repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18.

The Company re-issued approximately 2,611 treasury shares under option exercises for proceeds of approximately $47,502 during the six months ended June 30, 2005.  In addition, the Company paid dividends of $0.02 per share for a total of approximately $4,549 during the three months ended June

30, 2005.  For the six months ended June 30, 2005, the Company paid dividends of $0.04 per share for a total of $9,119.

Debt

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility.  At June 30, 2005, our debt totaled $710,407, and management does not believe that this level of debt poses a material risk to us due to the following factors:

•                  in each of the last two years, we have generated strong net cash provided by operating activities in excess of $350,000;

•                  at June 30, 2005, we had $399,809 in worldwide cash and cash equivalents;

•                  at June 30, 2005, we had $138,700 of unused debt capacity under our existing bank credit facilities; and

•                  we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

On April 5, 2004, we entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced our lines of credit with several domestic and international banks.  On March 9, 2005, we renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”).  The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.  Total borrowings under these existing lines were $561,300 and $476,400 at June 30, 2005 and December 31, 2004, respectively, all of which were classified as long-term.  We define long-term lines as those where the lines are non-cancelable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Amended and Restated Facility are LIBOR plus 50 basis points and can vary based on our Debt to EBITDA ratio.  The weighted average interest rates for our lines were 3.71% and 2.83% at June 30, 2005 and December 31, 2004, respectively.  In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.10%.

Our total debt of $710,407 and $626,670 at June 30, 2005 and December 31, 2004, respectively, included $150,000 of private placement debt (as further discussed below), and an adjustment to the carrying amount of fair value hedged debt.  At June 30, 2005, we had approximately $138,700 available under our existing bank credit facilities.

In March and April 2002, we entered into interest rate swaps on a portion of our variable rate debt portfolio.  $50,000 of these swaps matured in March 2005.  The remaining arrangement converts the variable interest rates to a fixed interest rate of 5.08% on a notional amount of $25,000 and matures in April 2006.  We accounted for the interest rate swaps as cash flow hedges and recorded any changes in fair value in Other Comprehensive Income (see Note 13 to our Condensed Consolidated Financial Statements (unaudited)).  We determine the fair values based on estimated prices quoted by financial institutions.  The fair values of these swaps were $(370) and $(1,022) as of June 30, 2005 and December 31, 2004, respectively.

In January 2003, we closed a private placement transaction pursuant to which we issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  We used the proceeds to pay down short-term debt.  We also swapped $100,000 of our fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  We accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  We determined the fair values based on estimated prices quoted by financial institutions.  The fair value of the swap was $(893) and $270 as of June 30, 2005 and December 31, 2004, respectively.

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements and the 2003 private placement transaction, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At June 30, 2005, we were in compliance with these financial debt covenants and we anticipate that we will remain in compliance with the covenants over the term of the borrowing arrangements.

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

Severance Related Charges
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(12,778)
Balance at June 30, 2005	$23,660

The Company currently expects that a substantial portion of the cash outlays relating to the 2004 fourth quarter charge will be applied against the remaining June 30, 2005 balance during the remainder of 2005 and 2006.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standard SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of all employee share-based payments, including grants of employee stock options, using a fair-value based method, such as the Black-Scholes option valuation model at the date of the grant.  The resulting cost is then recognized as compensation cost in the Consolidated Statements of Income over the service period during which an employee is required to provide service in exchange for the award (usually the vesting period).  In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123R to the first annual reporting period beginning after June 15, 2005.  The Company is currently evaluating the impact of SFAS No. 123R; however, based upon outstanding as well as future anticipated stock-based award grants through December 31, 2006, the Company expects that the adoption under the modified prospective method will have approximately an $0.11 to $0.12 fully diluted earnings per share impact on its consolidated results of operations for the year ending December 31, 2006.  For a description of the Company’s model and assumptions used to calculate the fair value of the Company’s stock-based awards, refer to Note 13 of the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29.”  SFAS No. 153 amends APB No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows for the year ending December 31, 2006.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless it would be impracticable to do so.  SFAS No. 154 supersedes APB No. 20, “Accounting Changes,” which previously required most voluntary changes in accounting principle to be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.  Further, under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate.  Under APB No. 20, such a change would have been reported as a change in accounting principle.  SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows for the year ending December 31, 2006.

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

•                  terrorist activity, the threat of such activity, and responses to and results of such activity and threats, including but not limited to effects, domestically and/or internationally, on us, our personnel and facilities, our customers and suppliers, financial markets and general economic conditions; and

•                  the inability, for any reason, to consummate the merger with VNU N.V., as expected.

Consequently, all the forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including, but not limited to, the information contained under this heading and our Condensed Consolidated Financial Statements (Unaudited) and notes thereto for the six months ended June 30, 2005 and by the material set forth under the headings “Business” and “Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2004.  We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item is set forth in “Note 9. Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements (Unaudited) on pages 20 through 22 hereof.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of June 30, 2005 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth in “Note 8. Contingencies” in the Notes to the Condensed Consolidated Financial Statements (Unaudited) on pages 12 through 20 hereof.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)

April 1-30, 2005	1,244,900	$24.38	1,244,900	5,413,600
May 1-31, 2005	249,400	$23.90	249,400	5,164,200
June 1-30, 2005	790,000	$24.04	790,000	4,374,200

Total	2,284,300	$24.21	2,284,300	4,374,200

(1)          All shares were repurchased through the Company’s publicly announced stock repurchase program.

(2)          On December 14, 2004, the Company announced a stock repurchase program to buy up to 10,000,000 shares of the Company’s common stock.  Unless terminated earlier by resolution of the Company’s Board of Directors, this program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of June 30, 2005, 5,625,800 shares had been purchased under the December 2004 program.  As a result of the proposed merger with VNU N.V., we have suspended our current stock repurchase program.  See Note 16 to our Condensed Consolidated Financial Statements (Unaudited) for a description of the proposed merger with VNU.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of IMS Health Incorporated was held on April 29, 2005.

The following nominees for director named in the Proxy Statement dated March 25, 2005 were elected at the Meeting by the votes indicated:

	For	Withheld

David R. Carlucci	200,705,838	17,666,530

Constantine L. Clemente	141,857,397	76,514,971

Kathryn E. Giusti	141,873,604	76,498,764

M. Bernard Puckett	147,214,519	71,157,849

The appointment of PricewaterhouseCoopers LLP as Independent Public Accountants was approved by the following vote:

	For	Against	Abstain

Number of Shares	213,785,857	34,281,410	1,151,924

The Shareholder Proposal regarding the Shareholder Rights Plan was approved by the following vote:

	For	Against	Abstain	Broker Non- Votes

Number of Shares	163,022,707	36,497,173	1,926,237	17,252,190

Item 6. Exhibits

(a)                            Exhibits:

Exhibit Number	Description of Exhibits

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMS Health Incorporated

	By:	/s/ Nancy E. Cooper
Date: August 3, 2005		Nancy E. Cooper
Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ Leslye G. Katz
Date: August 3, 2005		Leslye G. Katz
Vice President, Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002