Form 10-Q
period 2005-09-30
IMS HEALTH INC
filed 2005-11-02
CIK 1058083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-14049

IMS Health Incorporated

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	06-1506026
(State of Incorporation)	(I.R.S. Employer Identification No.)

1499 Post Road, Fairfield, CT 06824

(Address of principal executive offices)(Zip Code)

(203) 319-4700

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes
☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  At September 30, 2005, there were 231,696,468 shares of IMS Health Incorporated Common Stock, $0.01 par value, outstanding.

IMS HEALTH INCORPORATED

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Financial Position As of September 30, 2005 and December 31, 2004	3
Condensed Consolidated Statements of Income Three Months Ended September 30, 2005 and 2004	4
Condensed Consolidated Statements of Income Nine Months Ended September 30, 2005 and 2004	5
Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2005 and 2004	6
Notes to Condensed Consolidated Financial Statements	7-28
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-44
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	46

Item 6. Exhibits	46

SIGNATURES	47

EXHIBITS	48

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of September 30, 2005	As of December 31, 2004
Assets:
Current Assets:
Cash and cash equivalents	$246,199	$444,903
Restricted cash (Note 16)	105,404	—
Short-term marketable securities	—	15,053
Accounts receivable, net of allowances of $6,289 and $8,270 in 2005 and 2004, respectively	287,919	264,783
Other current assets	198,186	211,780
Total Current Assets	837,708	936,519
Securities and other investments	8,668	7,915
Property, plant and equipment, net of accumulated depreciation of $197,024 and $192,440 in 2005 and 2004, respectively	137,025	145,214
Computer software	232,403	230,021
Goodwill	433,500	302,229
Other assets	283,395	268,808
Total Assets	$1,932,699	$1,890,706
Liabilities, Minority Interests and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$64,956	$70,344
Accrued and other current liabilities	216,375	237,139
Accrued income taxes	177,387	116,985
Short-term deferred tax liability	11,216	9,923
Deferred revenues	109,722	119,730
Total Current Liabilities	579,656	554,121
Postretirement and post employment benefits	99,734	99,899
Long-term debt (Note 9)	570,478	626,670
Other liabilities	169,889	252,326
Total Liabilities	$1,419,757	$1,533,016
Commitments and Contingencies (Note 8)
Minority Interests	$99,832	$101,976

Shareholders’ Equity:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares at September 30, 2005 and December 31, 2004, respectively	3,350	3,350
Capital in excess of par	465,919	477,768
Retained earnings	2,237,007	2,056,079
Treasury stock, at cost, 103,349 and 105,916 shares at September 30, 2005 and December 31, 2004, respectively	(2,222,848)	(2,268,414)
Cumulative translation adjustment	(45,519)	12,239
Minimum pension liability adjustment, net of taxes of $11,129 at September 30, 2005 and December 31, 2004	(24,691)	(24,691)
Unrealized loss on changes in fair value of cash flow hedges, net of tax	(130)	(665)
Unrealized gain on investments, net of tax	22	48
Total Shareholders’ Equity	$413,110	$255,714
Total Liabilities, Minority Interests and Shareholders’ Equity	$1,932,699	$1,890,706

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended September 30,
	2005	2004

Operating Revenue	$432,796	$384,171

Operating costs	199,654	165,575
Selling and administrative expenses	96,098	92,350
Depreciation and amortization	26,339	23,355
Merger costs (Note 16)	8,474	—
Operating Income	102,231	102,891
Interest income	2,448	1,834
Interest expense	(7,140)	(4,751)
Gains from investments, net	252	2,188
Loss on issuance of investees’ stock, net	—	31
Other income (expense), net	7,655	(3,342)
Non-Operating Income (Loss), Net	3,215	(4,040)
Income before provision for income taxes	105,446	98,851
Provision for income taxes (Note 11)	(34,306)	(33,881)
TriZetto equity income, net of income taxes of $(427) for 2004	—	662
Net Income	$71,140	$65,632

Basic Earnings Per Share of Common Stock	$0.31	$0.28

Diluted Earnings Per Share of Common Stock	$0.30	$0.28
Weighted average number of shares outstanding – Basic	229,945	232,981
Dilutive effect of shares issuable as of period-end under stock option plans	4,090	4,048
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	600	118
Weighted Average Number of Shares Outstanding – Diluted	234,635	237,147

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Nine Months Ended September 30,
	2005	2004

Operating Revenue	$1,277,062	$1,125,330

Operating costs	572,514	481,485
Selling and administrative expenses	309,616	274,876
Depreciation and amortization	76,658	67,378
Merger costs (Note 16)	15,874	—
Operating Income	302,400	301,591
Interest income	7,195	4,899
Interest expense	(20,292)	(13,184)
Gains from investments, net	2,624	10,715
Loss on issuance of investees’ stock, net	—	(60)
Other income (expense), net	25,555	(2,169)
Non-Operating Income, Net	15,082	201
Income before provision for income taxes	317,482	301,792
Provision for income taxes (Note 11)	(122,820)	(89,354)
TriZetto equity loss, net of income taxes of $393 for 2004	—	(607)
Net Income	$194,662	$211,831

Basic Earnings Per Share of Common Stock	$0.85	$0.90

Diluted Earnings Per Share of Common Stock	$0.84	$0.89
Weighted average number of shares outstanding – Basic	227,901	234,369
Dilutive effect of shares issuable as of period-end under stock option plans	2,999	4,380
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	1,234	464
Weighted Average Number of Shares Outstanding – Diluted	232,134	239,213

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash Flows Provided by Operating Activities:
Net income	$194,662	$211,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,658	67,378
Bad debt expense	2,552	1,000
Deferred income taxes	8,559	8,710
Gains from investments, net	(2,624)	(10,715)
Loss on issuance of investees’ stock, net	—	60
TriZetto equity loss, net	—	607
Minority interests in net income of consolidated companies	2,525	4,397
Non-cash stock compensation charges	3,511	2,345
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in restricted cash	(105,404)	—
Net (increase) decrease in accounts receivable	(11,383)	19,207
Net decrease (increase) in inventory	5,037	(2,305)
Net increase in prepaid expenses and other current assets	(37,098)	(15,704)
Net decrease in accounts payable	(11,089)	(1,769)
Net decrease in accrued and other current liabilities	(11,957)	(23,855)
Net decrease in accrued severance, impairment and other charges	(25,034)	(5,252)
Net decrease in deferred revenues	(15,293)	(12,470)
Net (decrease) increase in accrued income taxes	(11,369)	19,161
Net (increase) decrease in pension assets (net of liabilities)	(2,332)	1,162
Net decrease in other long-term assets	2,402	2,269
Net tax benefit on stock option exercises	13,450	8,424
Net Cash Provided by Operating Activities	75,773	274,481
Cash Flows Used in Investing Activities:
Capital expenditures	(13,384)	(14,271)
Additions to computer software	(60,724)	(58,259)
Proceeds from sale of TriZetto	37,414	—
Investments in short-term marketable securities	15,351	17,867
Payments for acquisitions of businesses, net of cash acquired	(191,840)	(23,078)
Funding of venture capital investments	(1,000)	(500)
Other investing activities, net	2,398	3,722
Net Cash Used in Investing Activities	(211,785)	(74,519)
Cash Flows Used in Financing Activities:
Net (decrease) increase in debt	(53,602)	70,801
Payments for purchase of treasury stock	(147,945)	(277,075)
Proceeds from exercise of stock options	162,310	80,923
Dividends paid	(13,734)	(14,204)
Proceeds from employee stock purchase plan	2,391	1,841
Increase in cash overdrafts	3,976	2,932
Payments to minority interests	(2,418)	(4,889)
Net Cash Used in Financing Activities	(49,022)	(139,671)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13,670)	(1,090)
(Decrease) Increase in Cash and Cash Equivalents	(198,704)	59,201
Cash and Cash Equivalents, Beginning of Period	444,903	344,432
Cash and Cash Equivalents, End of Period	$246,199	$403,633

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (Unaudited)

(Dollars and shares in thousands, except for per share data)

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2005	2004	2005	2004
Net Income:	As reported	$71,140	$65,632	$194,662	$211,831
	Add: Stock-based employee compensation expense included in reported net income, net of tax	1,059	677	2,991	2,334
	Deduct: Total stock-based employee compensation expense under fair value method for all awards, net of tax	(6,885)	(6,818)	(21,253)	(19,888)
	Pro forma	$65,314	$59,491	$176,400	$194,277
Earnings Per Share:
Basic	As reported	$0.31	$0.28	$0.85	$0.90
	Pro forma	$0.28	$0.26	$0.77	$0.83
Diluted
	As reported	$0.30	$0.28	$0.84	$0.89
	Pro forma	$0.28	$0.25	$0.76	$0.81

For a description of the Company’s other critical accounting policies, please refer to the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 5.          Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach.  During the nine months ended September 30, 2005, the Company completed nine acquisitions for an aggregate cost of approximately $151,000.  These acquisitions were Taskarena Software Engineering GmbH (Germany), SAI Healthcare (U.S.), Synchronous Knowledge, Inc. (U.S.), M-Tag (Australia and UK), Fricke & Pirk (Germany), BASS (Korea), Areks (France, Japan, Switzerland and U.S.), Pharmetrics (U.S.) and Envision (U.S.) and were accounted for under the purchase method of accounting.  As such, the aggregate purchase price has been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date.  The purchase price allocations will be finalized after the completion of the valuation of certain assets and liabilities.  Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company’s results of operations.  The Condensed Consolidated Financial Statements (unaudited) include the results of these acquired companies subsequent to the closing of the acquisitions.  Had each of these acquisitions occurred as of January 1, 2005 or 2004, the impact on the Company’s results of operations would not have been significant.  Goodwill of approximately $89,604 was recorded in connection with these acquisitions.  For tax purposes, approximately $57,700 of goodwill is deductible in connection with these acquisitions.

Additionally, during January 2005, the Company paid approximately $36,000 to acquire the 50% interest in IHA.IMS Health GmbH (“IHA”) not owned by the Company.  The Company is currently evaluating the potential purchase price allocation resulting from this payment but expects that a majority of the payment will be recorded as goodwill.  For the nine months ended September 30, 2004, the Company consolidated the results of IHA and recorded minority interest expense for the 50% not owned by the Company.

During the nine months ended September 30, 2004, the Company completed five acquisitions for an aggregate cost of $19,757.  The acquisitions were Source Belgium S.A. (Belgium), H.E.D.M. Bvba (Belgium), SciCon Wissenschaftliche Unternehmensberatung GmbH (Germany), Groupe PR (France) and Institute for Medical Marketing Research (Sweden) and were accounted for under the purchase method of accounting.  As such, the aggregate purchase price had been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date.  The Company finalized the purchase price allocation for these acquisitions during the second quarter of 2005 which did not have a material impact on the Company’s results of operations.  The Condensed Consolidated Financial Statements (unaudited) include the results of these acquired companies subsequent to the closing of the acquisitions.  Had these acquisitions occurred as of January 1, 2004 or 2003, the impact on the Company’s results of operations would not have been significant.  Goodwill of approximately $17,400 was recorded in connection with these acquisitions, of which none is deductible for tax purposes.

Note 6.          Goodwill and Intangible Assets

During the first nine months of 2005, the Company recorded additional goodwill of $148,508 related primarily to the acquisition of the remaining 50% of IHA in January 2005, the preliminary allocation of purchase price for the nine acquisitions completed during 2005 (see Note 5) and payments on earn-out agreements for acquisitions completed prior to 2005.  During the nine months ended September 30, 2004, the Company recorded additional goodwill of $17,899 related primarily to the preliminary allocation of purchase price for the four acquisitions completed in the first nine months of 2004 (see Note 5) and payments on earn-out agreements on acquisitions completed prior to 2004.

All of the Company’s other acquired intangibles are subject to amortization.  Intangible asset amortization expense was $5,038 and $13,333 during the three and nine months ended September 30, 2005, respectively and $2,970 and $8,703 during the three and nine months ended September 30, 2004, respectively.  At September 30, 2005, intangible assets were primarily composed of customer relationships, databases and trade names (included in Other assets) and computer software. The gross carrying amounts and related accumulated amortization of these intangibles were $132,519 and $37,930, respectively, at September 30, 2005 and $74,987 and $20,580, respectively, at September 30, 2004.  These intangibles are amortized over periods ranging from two to fifteen years.  As of September 30, 2005, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted Average Amortization (Years) Period
Customer Relationships	9.0
Computer Software and Algorithms	6.5
Databases	4.7
Trade Names	4.3
Other	3.9
Weighted average	8.0

Based on current estimated useful lives, amortization expense associated with intangible assets at September 30, 2005 is estimated to be approximately $5,000 for the remaining quarter in 2005.  Annual amortization expense associated with intangible assets is estimated to be as follows:

Year Ended December 31,	Amortization Expense
2006	17,469
2007	15,451
2008	13,407
2009	10,502
2010	7,769
Thereafter	24,955

Note 7.          Investments in Equity Investees

On December 21, 2004, the Company and TriZetto Group, Inc. (“TriZetto”) entered into a share purchase agreement pursuant to which the Company sold to TriZetto all of the 12,142,857 shares of Common Stock, par value $0.001 per share, of TriZetto owned by the Company for an aggregate cash consideration of $81,964. The Company received $44,550 in December 2004 and the remaining balance of $37,414 in January 2005.  The balance of $37,414 was included in Other current assets in the Company’s Consolidated Statements of Financial Position at December 31, 2004.  As a result of the transaction, the Company recorded a pre-tax gain of $38,803 in the fourth quarter of 2004.

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

On February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits.  IRI has filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit.  Oral arguments were held on October 18, 2005.

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

Accordingly, and as a result of the allocations of liability described above, in the event the VNU Parties default on their obligations under the Amended JDA, the Company will be responsible for 75% of Cognizant’s share of any liabilities arising out of the IRI Action (which, under the application of joint and several liability described above, could be all the IRI Liabilities since the Company is a successor to a named defendant) and NMR will be responsible for 25% of any such liabilities; provided that NMR’s aggregate liability for payments in respect of the IRI Action and the D&B Legacy Tax Matters shall not exceed $125,000.  To date, NMR has made payments of approximately $91,000  relating to the IRI Action and the D&B Legacy Tax Matters.  Further, if the VNU Parties default on their obligations, NMR, one of the VNU Parties, may default on its obligation to share any IRI Liabilities with the Company, or at the time the IRI Liabilities arise, NMR may have previously made sharing payments up to its $125,000 cap.  In either such event, the Company could be liable for an amount up to all the IRI Liabilities.

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

D&B Legacy and Related Tax Matters.  During the second quarter of 2003, the IRS issued an agent’s final examination report seeking to disallow certain royalty expense deductions claimed by D&B on its 1995 and 1996 tax returns in connection with a specified partnership (the “Partnership”) organized by D&B prior to the 1996 Spin-Off (the “DLA Matter”).  Also in the second quarter of 2003, the IRS issued an additional agent’s final examination report to the Partnership seeking to reallocate certain partnership income to D&B for 1996.  D&B II and the Company believe that the positions taken by the IRS in the report to the Partnership are inconsistent with the IRS’s denial of the royalty expense deductions claimed by D&B because such an assertion is duplicative.  In addition, the IRS has asserted penalties for the years described above based on its interpretation of applicable law.

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

On October 29, 2004, Donnelley and D&B II advised NMR and the Company that they were treating the Company’s position as a withholding of consent, and that therefore under the 1996 Spin-Off agreements, NMR and the Company were obligated to assume management of the controversy and to indemnify Donnelley to the extent any ultimate resolution of the controversy was less favorable to Donnelley than that contained in the Revised Proposed Settlement.  Such excess liability was estimated to approximate $6,800. The Company does not believe this liability is probable and has not recorded any reserves for this item. The Company does not agree with these assertions and believes that Donnelley breached the terms of the 1996 Spin-Off agreements by negotiating and requesting consent for matters beyond its authority.

During the second quarter of 2005, D&B II advised the Company that the IRS had again proposed a settlement agreement.  This proposed settlement agreement reflected the financial terms set forth in the Preliminary Settlement Terms described above but does not address matters beyond the DLA Matter.  Donnelley and D&B II presented this proposed settlement agreement to NMR and IMS and requested their consent.  NMR and IMS consented and the settlement agreement is now effective. In October 2005, the Company paid $34,000 to the IRS in substantial satisfaction of its share of the total liability for the DLA Matter.   This amount was previously accrued by the Company.

In January 2004, the IRS issued an agent’s final examination report to the Partnership seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense on the Partnership’s 1997 tax return during which year Cognizant was a partner in the Partnership.  In January 2004, the IRS issued agent’s final examination reports to the Partnership and the Company seeking to reverse items of partnership income and loss and disallow certain royalty expense deductions claimed by the Company on its 1998 and 1999 tax returns arising from the Company’s participation in the Partnership.  If the IRS were to ultimately prevail in the foregoing positions, the Company’s liability (tax and interest) for 1997 would be approximately $18,900, and its aggregate liability (tax and interest) for 1998 and 1999 would be approximately $28,500 (all net of income tax benefit for interest).  If the IRS were to take a comparable position with respect to all of the Company’s tax returns filed subsequent to 1999 and ultimately prevail, the Company’s additional liability (tax and interest) would be approximately $52,500 (net of income tax benefit for interest).

In addition, the IRS has asserted penalties for 1997 through 1999.  If the IRS were to prevail in its assertion of penalties and interest thereon for these years, the Company estimates that its liability for such penalties and interest would be approximately $9,200 (all net of income tax benefit).  The Company disputes the IRS’s position.

The Company has filed protests relating to the proposed assessments for 1997, 1998 and 1999 with the IRS Office of Appeals.  Notwithstanding the fact that the Company will attempt to resolve these matters in the administrative appeals process before proceeding to litigation if necessary, during the first and third quarters of 2005, the tax reserves related to 1998 through 2003, were reclassified from long-term (Other liabilities) to short-term (Accrued income taxes) based on informal discussions with the IRS and the possibility of assessment.

In another D&B Legacy Tax Matter, in June 2000, the IRS issued a formal notice of adjustment regarding Donnelley’s utilization of certain capital losses generated during 1989 and 1990.  D&B I, as agent for Donnelley, advised the Company that on May 12, 2000, it filed an amended tax return for the 1989 and 1990 tax periods, which reflected $561,582 of additional tax and interest due.  In May 2000, D&B I paid the IRS $349,291 and the Company paid the IRS $212,291; NMR subsequently reimbursed the Company approximately $41,000.  D&B I filed a complaint for a refund in the U.S. District Court on September 21, 2000 to contest this assessment.  In June 2004, D&B II advised the Company that it had decided not to pursue the refund claim and believed it had reached a basis for settlement with the IRS.  A definitive settlement agreement was executed on December 6, 2004.  The settlement requires Donnelley to withdraw its complaint for a refund.  In the first quarter of 2005, Donnelley received tax bills from the IRS in an aggregate amount of approximately $47,500 with respect to this settlement.  The Company has paid the IRS approximately $10,900 in respect of these tax bills, which amount the Company believes represents its share of the total liability related to this matter.  Donnelley and D&B II have advised the Company that they believe the Company and NMR each owe approximately an additional $7,400 (or approximately $4,900 net of tax benefits) for this matter.  Should D&B II pursue arbitration, management does not believe that D&B II would prevail.

As of September 30, 2005, the Company had reserves for these tax matters of approximately $138,000 in the aggregate, including the $34,000 paid to the IRS in October.  In the opinion of management, it is not probable, but may be reasonably possible that the Company will have additional liability of $9,200 in excess of the amount reserved for these matters attributable to potential penalties (and net interest thereon) for the years 1997 through 1999.  In the opinion of management, the Company’s reserves for the foregoing tax matters are adequate for the probable exposure and, accordingly, based on information currently available, management does not believe that these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations but may have a material adverse effect on cash flows in the period in which any such amounts are paid.

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

Matters Before the Belgian Competition Service

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

Other Contingencies

Contingent Consideration.  Under the terms of the purchase agreements related to acquisitions made from 2001 to 2005, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain targets during 2003 to 2007.  Substantially all of any additional payments will be recorded as goodwill in accordance with EITF No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”  As of September 30, 2005, approximately $4,000 was earned and paid under these contingencies.  Based on current estimates, management expects the remaining additional contingent payments under these agreements to total approximately $71,000.  It is expected that these contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2005 through 2007.

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

Other Tax Contingencies. In addition to the tax items discussed above, the Company has tax reserves of approximately $24,000 that relate to various positions it has taken on tax returns filed in numerous countries over the last several years.  These reserves represent the Company’s best estimate of the probable liability should the tax return positions be challenged by the relevant tax authorities.  While the amount is material in the aggregate, no individual item is material and no single event will have a material impact related to these reserves.  See Note 16 for additional tax related matters.

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

The impact of foreign exchange risk management activities on pre-tax income in the three and nine months ended September 30, 2005 was a net gain of $8,611 and $29,443, respectively, and net gains (losses) in the three and nine months ended September 30, 2004 of $(502) and $5,089, respectively.  In addition, at September 30, 2005, the Company had approximately $246,201 in foreign exchange forward contracts outstanding with various expiration dates through December 2005 relating to non-functional currency assets and liabilities.  Foreign exchange forward contracts are recorded at estimated fair value.  The estimated fair values of the forward contracts are based on quoted market prices.  Unrealized and realized gains and losses on these contracts are not deferred and are included in the Condensed Consolidated Statements of Income (unaudited) in Other income, net.

Fair Value of Financial Instruments

At September 30, 2005, the Company’s financial instruments included cash, cash equivalents,  restricted cash, receivables, accounts payable and long-term debt.  At September 30, 2005, the fair values of cash, cash equivalents, restricted cash, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments.  At September 30, 2005, the fair value of long-term debt approximated carrying value.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties.  The Company would not realize a material loss as of September 30, 2005 in the event of non-performance by any one counterparty.  The Company enters into transactions only with financial institution counterparties that have a credit rating of A or better.  In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($287,919 and $264,783, net of allowances, at September 30, 2005 and December 31, 2004, respectively), principally from customers in the pharmaceutical industry.  The Company’s trade receivables do not represent significant concentrations of credit risk at September 30, 2005 due to the high quality of its customers and their dispersion across many geographic areas.

Lines of Credit

On April 5, 2004, the Company entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced the Company’s lines of credit with several domestic and international banks.  On March 9, 2005, the Company renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”).  The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.  Total borrowings under these existing lines were $422,799 and $476,400 at September 30, 2005 and December 31, 2004, respectively, all of which were classified as long-term.  The Company defines long-term lines as those where the lines are non-cancelable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Amended and Restated Facility are LIBOR plus 50 basis points and can vary based on the Company’s Debt to EBITDA ratio.  The weighted average interest rates for the Company’s lines were 0.71% and 2.83% at September 30, 2005 and December 31, 2004, respectively.  In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.10%.

The Company’s total debt of $570,478 and $626,670 at September 30, 2005 and December 31, 2004, respectively, included $150,000 of private placement debt (as further discussed below), and an adjustment to the carrying amount of fair value hedged debt.  At September 30, 2005, the Company had approximately $277,201 available under its existing bank credit facilities.

In March and April 2002, the Company entered into interest rate swaps on a portion of its variable rate debt portfolio.  $50,000 of these swaps matured in March 2005.  The remaining arrangement converts the variable interest rates to a fixed interest rate of 5.08% on a notional amount of $25,000 and matures in April 2006.  The Company accounted for the interest rate swaps as cash flow hedges and recorded any changes in fair value in Other Comprehensive Income (see Note 13).  The Company determines the fair values based on estimated prices quoted by financial institutions.  The fair values of these swaps were $(210) and $(1,022) as of September 30, 2005 and December 31, 2004, respectively.

In January 2003, the Company closed a private placement transaction pursuant to which it issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  The Company used the proceeds to pay down short-term debt.  The Company also swapped $100,000 of its fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  The Company accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company determined the fair values based on estimated prices quoted by financial institutions.  The fair value of the swap  was $(2,321) and $270 as of September 30, 2005 and December 31, 2004, respectively.

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements and the 2003 private placement transaction, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At September 30, 2005, the Company was in compliance with these financial debt covenants and it anticipates that it will remain in compliance with the covenants over the term of the borrowing arrangements.

Note 10.   Pension and Postretirement Benefits

The following tables provide the Company’s expense associated with pension benefits that are accounted for under SFAS No. 87, for the three and nine months ended September 30, 2005. For a complete description of the Company’s pension and postretirement benefits, refer to Note 12 of the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Three Months Ended September 30,	2005	2004	2005	2004
Service cost	$2,456	$2,595	$8	$17
Interest cost	3,591	3,370	191	167
Expected return on plan assets	(5,466)	(4,721)	0	0
Amortization of prior service cost (credit)	(55)	(57)	(247)	(247)
Amortization of transition obligation	(1)	(23)	0	0
Amortization of net loss	771	648	119	60
Net periodic benefit cost (income)	$1,296	$1,812	$71	$(3)

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Nine Months Ended September 30,	2005	2004	2005	2004
Service cost	$7,073	$7,866	$44	$100
Interest cost	10,857	10,025	525	593
Expected return on plan assets	(16,615)	(14,093)	0	0
Amortization of prior service cost (credit)	(166)	(170)	(741)	(741)
Amortization of transition obligation	(3)	(69)	0	0
Amortization of net loss	2,222	1,945	245	376
Net periodic benefit cost	$3,368	$5,504	$73	$328

Note 11.             Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

For the nine months ended September 30, 2005, the Company’s effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement of approximately $29,300.  For the nine months ended September 30, 2005, the effective tax rate was also impacted by $39,600 of tax expense related to the decision to repatriate approximately $647,000 of foreign earnings back to the U.S. during 2005 under the American Jobs Creation Act of 2004 (“AJCA”).  In the first quarter of 2005, $67,100 of tax expense was recorded related to the AJCA of which, $24,300 and $3,200 were reversed in the second and third quarters of 2005, respectively, primarily as a result of a technical correction passed by Congress to the AJCA.  For the nine months ended September 30, 2004, the Company’s effective tax rate was reduced primarily due to a favorable partial U.S. audit settlement of approximately $15,100.

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

Note 12.             IMS Health Capital Stock

On December 14, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  As of September 30, 2005, approximately 4,374 of the 10,000 shares remained available for repurchase under the December 2004 program.  As a result of the proposed merger with VNU N.V., the Company has suspended its current stock repurchase program (see Note 16).

On February 10, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in January 2005 at a total cost of $232,770.

On April 15, 2003, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in May 2004 at a total cost of $243,520.

During the nine months ended September 30, 2005, the Company repurchased approximately 6,213 shares of outstanding Common Stock at a total cost of approximately $147,945 under these programs.  During the nine months ended September 30, 2004, the Company repurchased approximately 11,176 shares of outstanding Common Stock at a total cost of approximately $277,075, including the repurchase of 4,600 shares on January 9, 2004 pursuant to an accelerated share repurchase program (“ASR”).  As required under the ASR agreement, the Company paid an additional $942 of cash in May 2004 as the final settlement amount based on an increase in our share price over the settlement period.  Shares acquired through the repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18.

The Company re-issued approximately 8,535 treasury shares under option exercises for proceeds of approximately $162,310 during the nine months ended September 30, 2005.  In addition, the Company paid dividends of $0.02 per share for a total of approximately $4,615 during the three months ended September 30, 2005.  For the nine months ended September 30, 2005, the Company paid dividends of $0.06 per share for a total of $13,734.

Note 13.             Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income	$71,140	$65,632	$194,662	$211,831
Other comprehensive income, net of taxes:
Unrealized gains (losses) on:
Available-for-sale equity securities	37	(352)	(40)	75
Reclassification adjustment	—	312	—	531
Tax benefit (provision) on above	(13)	14	14	(212)
Change in unrealized gains (losses) on investments	24	(26)	(26)	394
Foreign currency translation losses	(9,868)	(573)	(57,758)	(7,986)
Changes in fair value of cash flow hedges	105	383	535	1,359
Total other comprehensive loss	(9,739)	(216)	(57,249)	(6,233)
Comprehensive Income	$61,401	$65,416	$137,413	$205,598

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

Severance Related Charges
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(18,268)
Balance at September 30, 2005	$18,170

The Company currently expects that a substantial portion of the cash outlays relating to the 2004 fourth quarter charge will be applied against the remaining September 30, 2005 balance during the remainder of 2005 and 2006.

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

	Severance Related Charges	Contract Related Charges	Asset Write- Downs	Total
Charge at June 30, 2003	$9,958	$22,307	$4,955	$37,220
2003 utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 utilization	(1,637)	(3,614)	—	(5,251)
2005 utilization	(378)	(4,775)	—	(5,153)
Adjustments	(1,746)	67	1,679	—
Balance at September 30, 2005	$—	$6,938	$—	$6,938

The cash portion of the first quarter 2003 charge amounted to $30,586, of which the Company paid approximately $5,153 during the first nine months of 2005.  The remaining accrual of $6,938 at September 30, 2005 relates to lease obligations.

The Company expects that cash outlays will be applied against the $6,938 balance remaining of the first quarter 2003 charge at September 30, 2005 as follows:

Year Ended December 31,	Cash Outlays
2005	$2,043
2006	2,504
2007	713
2008	258
2009	258
Thereafter	1,162
Total	$6,938

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

	Severance Related Charges	Contract Related Charges	Asset Write- Downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(455)	(1,232)	—	(1,687)
2005 utilization	(197)	(1,418)	—	(1,615)
Adjustments	(688)	(274)	962	—
Balance at September 30, 2005	$1,959	$4,198	$—	$6,157

The Company expects that cash outlays will be applied against the  $6,157 balance remaining in the fourth quarter 2001 program at September 30, 2005 as follows:

Year Ended December 31,	Cash Outlays
2005	$601
2006	2,216
2007	1,835
2008	262
2009	262
Thereafter	981
Total	$6,157

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which we operate for the three and nine months ended September 30, 2005 and 2004:

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended September 30, 2005:
Operating Revenue (4)	$198,733	$172,097	$61,966	—	$432,796
Operating Income (5)	$74,863	$24,278	$26,550	$(23,460)	$102,231
Nine months ended September 30, 2005:
Operating Revenue (4)	$565,012	$534,154	$177,896	—	$1,277,062
Operating Income (5)	$211,765	$72,820	$80,078	$(62,263)	$302,400
Three months ended September 30, 2004:
Operating Revenue (4)	$175,707	$156,590	$51,874	—	$384,171
Operating Income (5)	$70,093	$20,250	$26,885	$(14,337)	$102,891
Nine months ended September 30, 2004:
Operating Revenue (4)	$515,705	$455,337	$154,288	—	$1,125,330
Operating Income (5)	$202,596	$66,305	$81,130	$(48,440)	$301,591

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

A summary of the Company’s operating revenue by product line, as of and for the three and nine months ended September 30, 2005 and 2004 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales Force Effectiveness	$207,967	$193,917	$615,366	$563,590
Portfolio Optimization	$124,132	$109,716	$371,961	$335,540
Launch and Brand Management and Other	$100,697	$80,538	$289,735	$226,200
Total Operating Revenue	$432,796	$384,171	$1,277,062	$1,125,330

Note 16.   VNU Merger

On July 11, 2005, the Company announced a definitive agreement to merge with VNU N.V. (“VNU”), a global information and media company based in Haarlem, The Netherlands.  VNU is a leader and has recognized brands in marketing information (ACNielsen), media measurement and information (Nielsen Media Research) and business information (publications and trade shows).  Under the terms of the agreement, the Company’s shareholders will receive $11.25 in cash and 0.60415 VNU shares for each IMS share.  The Company expects the merger to be completed in the first quarter of 2006, subject to the approval of shareholders of the Company and VNU, regulatory approvals and other customary conditions.

In connection with the proposed merger with VNU, the Company has incurred merger costs of $15,874 through September 30, 2005, primarily for professional fees.  The Company currently expects total merger-related costs to range between $40,000 and $45,000, primarily for investment banking and professional fees.

The Company may also reorganize certain of its subsidiaries provided certain conditions to the proposed merger have been satisfied.  As a result of these reorganizations, the Company may incur tax-related charges of approximately $55,000 to $60,000 prior to the effective date of the merger.  As of September 30, 2005 the Company has not recorded any tax-related charges in connection with any potential reorganizations since the Company does not have any intention to undertake these reorganizations unless the conditions of the proposed merger with VNU are satisfied.

Further, the Company has Employment and Change-in-Control Agreements (“CIC”) with certain of its executives that provide for severance and other benefits if, following a change in control of IMS, the executive’s employment is adversely affected.  In connection with the proposed merger with VNU and the CIC provisions under these agreements, the Company funded $105,404 in a Rabbi Trust on September 23, 2005.  These amounts will be payable to the executives only in the event the proposed merger with VNU is completed and the executive suffers an adverse change in his or her employment status.  As such, the funds in the Rabbi Trust are reflected as restricted cash on our Condensed Consolidated Statement of Financial Position (unaudited) as of September 30, 2005.

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

References to constant dollar results.  We report results in U.S. Dollars but we do business on a global basis.  Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. Dollars and have important effects on our results.  In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms.  We believe this information facilitates a comparative view of business growth.  In the first nine months of 2005, the U.S. Dollar was generally weaker against other currencies compared to the first nine months of 2004, so growth at constant dollar exchange rates was lower than growth at actual currency exchange rates.  See “How Exchange Rates Affect Our Results” below and the discussion of “Market Risk” in the Management Discussion and Analysis in our annual report on Form 10-K for the year ended December 31, 2004 for a more complete discussion regarding the impact of foreign currency translation on our business.

Summary of Operating Results

			% Variance
	Three months ended September 30,		2005
	2005	2004	vs. 2004
Operating revenue	$432,796	$384,171	12.7%
Operating costs	199,654	165,575	20.6%
Selling and administrative expenses	96,098	92,350	4.1%
Depreciation and amortization	26,339	23,355	12.8%
Merger costs	8,474	—	N/A
Operating income	$102,231	$102,891	(0.6)%

			% Variance
	Nine months ended September 30,		2005
	2005	2004	vs. 2004
Operating revenue	$1,277,062	$1,125,330	13.5%
Operating costs	572,514	481,485	18.9%
Selling and administrative expenses	309,616	274,876	12.6%
Depreciation and amortization	76,658	67,378	13.8%
Merger costs	15,874	—	N/A
Operating income	$302,400	$301,591	0.3%

Operating Income

Our operating income for the third quarter of 2005 decreased 0.6% to $102,231 from $102,891 in the third quarter of 2004.  The change was due to the increase in our operating revenue, offset by increases in our operating costs and selling and administrative expenses driven primarily by costs associated with acquisitions, increased cost of data, consulting and services capabilities and costs associated with the proposed merger with VNU N.V. (See Note 16 to our Condensed Consolidated Financial Statements (Unaudited) for a description of the proposed merger with VNU).  Our operating income decreased 1.5% in constant dollar terms.  Absent the costs associated with the proposed merger, operating income would have increased 7.6% at reported rates and 6.8% at constant dollar terms.  Our operating income for the first nine months of 2005 increased 0.3% to $302,400 from $301,591 for the first nine months of 2004.  The change was primarily due to the increase in our operating revenue, partially offset by increases in our operating costs and selling and administrative expenses driven primarily by costs associated with acquisitions, consulting and services capabilities, increased cost of data, and costs associated with the proposed merger with VNU.  Our operating income decreased 1.1% in constant dollar terms.  Absent the costs associated with the merger, operating income would have increased 5.5% at reported rates and 4.2% at constant dollar terms.

Operating Revenue

Revenue in 2004 reflects a reclassification of consulting and services revenue into the other three business lines to conform to the 2005 presentation.

Our operating revenue for the third quarter of 2005 grew 12.7% to $432,796 from $384,171 in the third quarter of 2004. On a constant dollar basis our operating revenue growth was 12.0%.  Acquisitions made during 2004 and 2005 contributed 5.4 percentage points of reported operating revenue and constant dollar revenue growth.  Our operating revenue for the first nine months of 2005 grew 13.5% to $1,277,062 from $1,125,330 for the first nine months of 2004. On a constant dollar basis our operating revenue growth was 11.4%.  Acquisitions made during 2004 and 2005 contributed 4.2 percentage points of reported operating revenue growth and 4.0 percentage points of constant dollar revenue growth.  The increase in our operating revenue resulted from growth in revenue in all three of our business lines, together with the effect of currency translation.  On a constant dollar basis, all business lines grew.

Summary of Operating Revenue

			% Variance
	Three months ended September 30,		2005 vs 2004
	2005	2004	Reported Rates	Constant Dollar
Sales Force Effectiveness	$207,967	$193,917	7.2%	6.4%
Portfolio Optimization	$124,132	$109,716	13.1%	12.5%
Launch and Brand Management and Other	$100,697	$80,538	25.0%	24.8%
Operating Revenue	$432,796	$384,171	12.7%	12.0%

			% Variance
	Nine months ended September 30,		2005 vs 2004
	2005	2004	Reported Rates	Constant Dollar
Sales Force Effectiveness	$615,366	$563,590	9.2%	7.1%
Portfolio Optimization	$371,961	$335,540	10.9%	8.8%
Launch and Brand Management and Other	$289,735	$226,200	28.1%	25.9%
Operating Revenue	$1,277,062	$1,125,330	13.5%	11.4%

•                  Sales Force Effectiveness revenue grew primarily due to DDD data offerings in Japan, Sales and Account Management consulting engagements in Europe and Japan, Xponent and the suite of new long-term care products in the United States, and steady growth in all of the other regions.

•                  Portfolio Optimization revenue grew primarily due to the demand for our assessments of market strategies aimed at generic threats, as well as continued demand for MIDAS Quantum global information offerings.

•                  Launch and Brand Management and other product lines revenue grew primarily due to the increasing demand for health economics and outcomes research analytics and our broader capabilities in promotion evaluation globally.

Consulting and services revenue, as included in the business lines above, was $67,285 in the third quarter of 2005, up 64.0% from $41,039 in the third quarter of 2004 (up 63.5% on a constant-dollar basis).  Consulting and services revenue was $184,351 for the first nine months of 2005, up 52.8% from $120,674 for the first nine months of 2004 (up 50.4% on a constant-dollar basis).  Approximately two-thirds of the consulting and services revenue growth for the third quarter and first nine months of 2005 was attributable to acquisitions completed during 2004 and the first nine months of 2005.

Operating Costs

Our operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of our consulting and services offerings.  Our operating costs grew 20.6% to $199,654 in the third quarter of 2005, from $165,575 in the third quarter of 2004.  The increase in our operating costs was primarily due to operating costs of acquired businesses, increased cost of data, and increases in costs related to consulting and services.  The effect of foreign currency translation increased our operating costs by approximately $1,000 for the third quarter of 2005.  Excluding the effect of the change in foreign currency translation, our operating costs grew 20.1% in the third quarter of 2005 as compared to the third quarter of 2004.  Our operating costs grew 18.9% to $572,514 for the first nine months of 2005, from $481,485 for the first nine months of 2004.  The increase in our operating costs was primarily due to operating costs of acquired businesses, increased cost of data, increases in costs related to consulting and services, and foreign currency translation.  The effect of foreign currency translation increased our operating costs by approximately $10,800 for the first nine months of 2005.  Excluding the effect of the change in foreign currency translation, our operating costs grew 16.7% in the first nine months of 2005 as compared to the first nine months of 2004.

Our operating costs generally have increased at a rate greater than operating revenues in each of the last three full fiscal years.  This increase has been due to higher data costs to support revenue growth and acquisitions.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of the costs attributable to sales, marketing, and administration, including human resources, legal, management and finance.  Our selling and administrative expenses grew 4.1% in the third quarter of 2005, to $96,098 from $92,350 in the third quarter of 2004.  Our selling and administrative expenses grew 12.6% in the first nine months of 2005, to $309,616 from $274,876 for the first nine months of 2004.

•                  Foreign Currency Translation: The effect of foreign currency translation increased our selling and administrative expenses by approximately $1,000 for the third quarter of 2005 as compared to the third quarter of 2004.  The effect of foreign currency translation increased our selling and administrative expenses by approximately $7,000 for the first nine months of 2005 as compared to the first nine months of 2004. Excluding the effect of the change in foreign currency translation, our selling and administrative expenses grew 3.2% and 9.9% in the third quarter and first nine months of 2005 as compared to the third quarter and first nine months of 2004, respectively.

•                  Sales and Marketing: Sales and marketing expense increased by approximately $4,000 and $7,000 in the third quarter and first nine months of 2005, compared to the third quarter and first nine months of 2004, respectively, to support revenue growth.

•                  Consulting:  Consulting and services expenses increased by approximately $3,000 and $9,000 in the third quarter and first nine months of 2005, compared to the third quarter and first nine months of 2004, respectively, to support the growth in this revenue stream.

•                  Software Development:  Software Development costs decreased approximately $4,000 and $3,000 in the third quarter and first nine months of 2005, compared to the third quarter and first nine months of 2004, respectively, due to a reduction in new product development.

Depreciation and Amortization

Our depreciation and amortization charges increased 12.8% to $26,339 in the third quarter of 2005, from $23,355 in the third quarter of 2004, and 13.8% to $76,658 for the first nine months of 2005, from $67,378 for the first nine months of 2004, primarily due to computer software amortization associated with new products which increased by approximately $1,500 and $6,000, respectively, and amortization of intangibles related to recent acquisitions, which increased by approximately $2,500 and $5,500 in the third quarter and first nine months of 2005 compared to the third quarter and first nine months of 2004, respectively.

Merger Costs

During the third quarter and first nine months of 2005, we incurred $8,474 and $15,874 of costs, respectively, in connection with the proposed merger with VNU.  See Note 16 to our Condensed Consolidated Financial Statements (Unaudited) for a description of the proposed merger with VNU.

Trends in our Operating Margins

Our operating margin for the third quarter of 2005 was 23.6%, as compared to 26.8% in the third quarter of 2004.  Our operating margin for the first nine months of 2005 was 23.7% as compared to 26.8% in the first nine months of 2004.  During the third quarter and first nine months of 2005, we incurred $8,474 and $15,874, respectively, of costs in connection with the proposed merger with VNU.  If these costs had not been incurred, our operating margin for the third quarter and first nine months of 2005 would have been 25.6% and 24.9%, respectively.  The decrease in our operating margins for the third quarter and first nine months of 2005 (excluding the merger costs) is primarily due to continuing investments in new products and consulting and services capabilities, increased cost of data, and operating costs in Japan.

Recent acquisitions also have had an adverse effect on our operating margins due to the fact that some of the businesses we have acquired have historically experienced lower operating margins than ours, and the revenue and cost synergies that we incorporate into our business plans are not all immediately realized.  We also experience higher intangible amortization in the first year after completing an acquisition and may incur additional costs in integrating the acquired operations into ours, both of which tend to increase our costs and thus decrease our operating margins in the initial year of each completed acquisition.

Operating margins generally have declined over the past three years and may continue to decline in future periods as we invest in acquisitions and new products and services to drive future revenue growth.

Non-Operating Income

Our non-operating income improved to $3,215 in the third quarter of 2005 from a net expense of $4,040 in the third quarter of 2004.  Our non-operating income grew to $15,082 for the first nine months of 2005 from $201 for the first nine months of 2004.  The increase in our non-operating income was primarily due to the following factors:

•                  Interest Expense, net: Net interest expense was $4,692 and $13,097 for the third quarter and first nine months of 2005, respectively, compared with $2,917 and $8,285 for the third quarter and first nine months of 2004, respectively, primarily due to higher debt levels through August and higher interest rates.

•                  Gains from Investments, net: We had gains from investments of $252 during the third quarter of 2005, primarily as a result of gains within the Enterprise portfolio partially offset by fees and write-offs of investments.  Gains from investments of $2,188 in the third quarter of 2004 were primarily from the sale of investments within the Enterprise portfolio.  We had gains from investments of $2,624 during the first nine months of 2005, primarily as a result of a divestiture of an interest we had in a German company.  Gains from investments of $10,715 during the first nine months of 2004 were primarily from the sale of investments within the Enterprise portfolio.

•                  Other Income, net: Other income, net, increased by $10,997 and $27,724 in the third quarter and first nine months of 2005, respectively.  The increase was primarily due to net foreign exchange hedge gains of $8,611 and $29,443 in the third quarter and first nine months of 2005, respectively, compared with net foreign exchange hedge gains/(losses) of $(502) and $5,089 in the third quarter and first nine months of 2004, respectively.

Taxes

For the nine months ended September 30, 2005, our effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement of approximately $29,300.  For the nine months ended September 30, 2005, the effective tax rate was also impacted by $39,600 of tax expense related to the decision  to repatriate approximately $647,000 of foreign earnings back to the U.S. during 2005 under the American Jobs Creation Act of 2004 (“AJCA”).  In the first quarter of 2005, $67,100 of tax expense was recorded related to the AJCA of which, $24,300 and $3,200 were reversed in the second and third quarters of 2005, respectively, primarily as a result of a technical correction passed by

Congress to the AJCA.  For the nine months ended September 30, 2004, our effective tax rate was reduced primarily due to a favorable partial U.S. audit settlement of approximately $15,100.

For all periods presented, our effective tax rate was reduced as a result of global tax planning initiatives.  While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully implement such initiatives to reduce or maintain our overall tax rate.

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which we operate for the three and nine months ended September 30, 2005 and 2004:

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended September 30, 2005:
Operating Revenue (4)	$198,733	$172,097	$61,966	—	$432,796
Operating Income (5)	$74,863	$24,278	$26,550	$(23,460)	$102,231
Nine months ended September 30, 2005:
Operating Revenue (4)	$565,012	$534,154	$177,896	—	$1,277,062
Operating Income (5)	$211,765	$72,820	$80,078	$(62,263)	$302,400
Three months ended September 30, 2004:
Operating Revenue (4)	$175,707	$156,590	$51,874	—	$384,171
Operating Income (5)	$70,093	$20,250	$26,885	$(14,337)	$102,891
Nine months ended September 30, 2004:
Operating Revenue (4)	$515,705	$455,337	$154,288	—	$1,125,330
Operating Income (5)	$202,596	$66,305	$81,130	$(48,440)	$301,591

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

Americas Region

Operating revenue growth in the Americas region was 13.1% in the third quarter of 2005, compared to the third quarter of 2004, and 9.6% in the first nine months of 2005, compared to the first nine months of 2004.  The growth for the third quarter and first nine months was primarily due to strong performance in consulting and services within the launch and brand management and other business lines and continued overall strength of the sales force effectiveness business line.

Operating income in the Americas region grew 6.8% in the third quarter of 2005, compared to the third quarter of 2004, and 4.5% in the first nine months of 2005, compared to the first nine months of 2004.  The operating income growth for the third quarter and first nine months of 2005 reflects revenue growth in the region, partially offset by increased cost of data and investment in consulting capabilities.

Europe Region

Operating revenue growth in the Europe region was 9.9% in the third quarter of 2005, compared to the third quarter of 2004, and 17.3% for the first nine months of 2005, compared to the first nine months of 2004.  The growth in the third quarter and first nine months of 2005 was primarily due to strong growth in our consulting and services related to all of our business lines, in addition to growth in brand management and portfolio optimization data sales.

Operating income in the Europe region increased by 19.9% in the third quarter of 2005, compared to the third quarter of 2004, and 9.8% in the first nine months of 2005, compared to the first nine months of 2004.  The growth in the third quarter and first nine months of 2005 was primarily driven by operating revenue growth partially offset by increased cost of data and investments in the consulting business.

Asia Pacific Region

Operating revenue in the Asia Pacific region increased 19.5% in the third quarter of 2005, compared to the third quarter of 2004, and 15.3% in the first nine months of 2005 compared to the first nine months of 2004.  The growth in the third quarter and first nine months of 2005 was due to continued strong growth in the region, including solid growth in Japan, and foreign exchange.

Operating income in the Asia Pacific region decreased by 1.2% in the third quarter of 2005, compared to the third quarter of 2004, primarily due to revenue growth in Japan offset by increased investments in new products and data costs in Japan.  Operating income in the Asia Pacific region decreased by 1.3% in the first nine months of 2005, compared to the first nine months of 2004, primarily due to increased investments in new products and data costs in Japan.

How Exchange Rates Affect Our Results

IMS operates globally, deriving a significant portion of its operating income from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results.  IMS enters into forward foreign currency contracts to partially offset the effect of currency fluctuations.  In 2005, foreign currency translation increased U.S. dollar revenue growth by approximately 0.7 percentage points in the third quarter of 2005 and 2.1 percentage points in the first nine months of 2005, while impact on operating income growth was an approximate increase of 0.8 percentage points for the third quarter of 2005 and 1.3 percentage points in the first nine months of 2005.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen, the British Pound, the Swiss Franc, and the Australian Dollar.  Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are charged or credited to Cumulative translation adjustment in the Consolidated Statements of Shareholders’ Equity.  The effect of exchange rate changes during 2005 decreased the U.S. dollar amount of Cash and cash equivalents by $13,670.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $198,704 during the first nine months of 2005 to $246,199 at September 30, 2005 compared to $444,903 at December 31, 2004.  The decrease reflects cash provided by operating activities of $75,773 offset by cash used in investing activities of $211,785 and financing activities of $49,022.  Including the change in short-term marketable securities, which is included in cash used in investing activities, our cash and cash equivalents and short-term marketable securities decreased to $246,199 at September 30, 2005 compared to $459,956 at December 31, 2004, a decrease of $213,757.

We currently expect that we will use our cash and cash equivalents primarily to fund:

•                  development of software to be used in our new products and capital expenditures to expand and upgrade our information technology capabilities and to build or acquire facilities to house our growing business (we currently expect to spend approximately $105,000 to $115,000 during 2005 for software development and capital expenditures);

•                  acquisitions;

•                  dividends to our shareholders (we expect 2005 dividends will be $0.08 per share or approximately $18,000);

•                  payments for tax related matters, including the D&B Legacy Tax Matters discussed further in Note 8 to our Condensed Consolidated Financial Statements (Unaudited).  Payments for certain of the D&B Legacy Tax Matters could be up to approximately $72,800 prior to December 31, 2005; and

•                  pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $23,700 in 2005).

Net cash provided by operating activities amounted to $75,773 for the nine months ended September 30, 2005, a decrease in cash provided of $198,708 over the comparable period in 2004.  The decrease relates primarily to the funding of $105,404 to a Rabbi Trust in conjunction with the proposed VNU merger (see Note 16 to our Condensed Consolidated Financial Statements

(Unaudited)), accounts receivable, prepaid expenses, accounts payable and severance, impairment and other charges during the nine months ended September 30, 2005.

Net cash used in investing activities amounted to $211,785 for the nine months ended September 30, 2005, an increase in cash used of $137,266 over the comparable period in 2004.  The increase during the first nine months of 2005 relates primarily to the fact that we made payments of $191,840 for acquisitions during the first nine months of 2005, compared to payments made for acquisitions of $23,078 during the comparable period in 2004.  This was partially offset by $37,414 of proceeds from the sale of our investment in TriZetto (see Note 7 of the Condensed Consolidated Financial Statements (unaudited)).

Net cash used in financing activities amounted to $49,022 for the nine months ended September 30, 2005, a decrease of $90,649 over the comparable period in 2004.  This decrease in cash used was primarily due to a decrease of $129,130 in purchases of our stock during the first nine months of 2005 compared to the first nine months of 2004.  Refer to the Stock Repurchase Programs section for further information on our variance between the first quarters of 2005 and 2004.  The decrease in cash used was also due to an increase of $81,387 in proceeds from the exercise of stock options during the first nine months of 2005 compared to the first nine months of 2004.  These amounts were partially offset by a $124,403 decrease in net borrowings during the first nine months of 2005 compared to the first nine months of 2004.

Our financing activities include cash dividends we paid of $0.02 per share quarterly, which amounted to $13,734 and $14,204 during the first nine months of 2005 and 2004, respectively.  The payments and level of cash dividends made by us are reviewed quarterly and are subject to the discretion of our Board of Directors.  Any future dividends, other than the $0.02 per share dividend for the first four quarters of 2005, which were declared by our Board of Directors in February, April, July and October 2005, will be based on, and affected by, a number of factors, including our operating results and financial requirements.

As discussed under the Taxes section, we will repatriate approximately $647,000 of foreign earnings back to the U.S. during 2005 under the AJCA.  In the third quarter of 2005, approximately 90% of the Company’s repatriation was executed, with the balance expected to be completed by the end of 2005.  Foreign earnings repatriated under the AJCA have increased liquidity in the U.S., with a corresponding reduction in liquidity at our foreign subsidiaries.  Certain foreign subsidiaries had to borrow in order to repatriate their earnings to the U.S.  We expect our significant positive foreign cash flows will be sufficient to repay any foreign debt and replenish foreign cash balances over time.  We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Tax and other Contingencies

We are exposed to certain known tax and other contingencies that are material to our investors.  The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Note 8 to our Condensed Consolidated Financial Statements (Unaudited) for the period ended September 30, 2005.  We do not know of any material tax or other contingencies, other than those described in Note 8 to our Condensed Consolidated Financial Statements (Unaudited).

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

Stock Repurchase Programs

On December 14, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  As of September 30, 2005, approximately 4,374 of the 10,000 shares remained available for repurchase under the December 2004 program.  As a result of the proposed merger with VNU N.V., the Company has suspended its current stock repurchase program (see Note 16 to our Condensed Consolidated Financial Statements (unaudited)).

On February 10, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in January 2005 at a total cost of $232,770.

On April 15, 2003, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in May 2004 at a total cost of $243,520.

During the nine months ended September 30, 2005, the Company repurchased approximately 6,213 shares of outstanding Common Stock at a total cost of approximately $147,945 under these programs.  During the nine months ended September 30, 2004, the Company repurchased approximately 11,176 shares of outstanding Common Stock at a total cost of approximately $277,075, including the repurchase of 4,600 shares on January 9, 2004 pursuant to an accelerated share repurchase program (“ASR”).  As required under the ASR agreement, the Company paid an additional $942 of cash in May 2004 as the final settlement amount based on an increase in our share price over the settlement period.  Shares acquired through the repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18.

The Company re-issued approximately 8,535 treasury shares under option exercises for proceeds of approximately $162,310 during the nine months ended September 30, 2005.  In addition, the Company paid dividends of $0.02 per share for a total of approximately $4,615 during the three months ended September 30, 2005.  For the nine months ended September 30, 2005, the Company paid dividends of $0.06 per share for a total of $13,734.

Debt

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility.  At September 30, 2005, our debt totaled $570,478, and management does not believe that this level of debt poses a material risk to us due to the following factors:

•                  in each of the last two years, we have generated strong net cash provided by operating activities in excess of $350,000;

•                  at September 30, 2005, we had $246,199 in worldwide cash and cash equivalents;

•                  at September 30, 2005, we had $277,201 of unused debt capacity under our existing bank credit facilities; and

•                  we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

On April 5, 2004, we entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced our lines of credit with several domestic and international banks.  On March 9, 2005, we renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”).  The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.  Total borrowings under these existing lines were $422,799 and $476,400 at September 30, 2005 and December 31, 2004, respectively, all of which were classified as long-term.  We define long-term lines as those where the lines are non-cancelable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Amended and Restated Facility are LIBOR plus 50 basis points and can vary based on our Debt to EBITDA ratio.  The weighted average interest rates for our lines were 0.71% and 2.83% at September 30, 2005 and December 31, 2004, respectively.  In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.10%.

Our total debt of $570,478 and $626,670 at September 30, 2005 and December 31, 2004, respectively, included $150,000 of private placement debt (as further discussed below), and an adjustment to the carrying amount of fair value hedged debt.  At September 30, 2005, we had approximately $277,201 available under our existing bank credit facilities.

In March and April 2002, we entered into interest rate swaps on a portion of our variable rate debt portfolio.  $50,000 of these swaps matured in March 2005.  The remaining arrangement converts the variable interest rates to a fixed interest rate of 5.08% on a notional amount of $25,000 and matures in April 2006.  We accounted for the interest rate swaps as cash flow hedges and recorded any changes in fair value in Other Comprehensive Income (see Note 13 to our Condensed Consolidated Financial Statements (Unaudited)).  We determine the fair values based on estimated prices quoted by financial institutions.  The fair values of these swaps were $(210) and $(1,022) as of September 30, 2005 and December 31, 2004, respectively.

In January 2003, we closed a private placement transaction pursuant to which we issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  We used the proceeds to pay down short-term debt.  We also swapped $100,000 of our fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  We accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  We determined the fair values based on estimated prices quoted by financial institutions.  The fair value of the swap was $(2,321) and $270 as of September 30, 2005 and December 31, 2004, respectively.

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements and the 2003 private placement transaction, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At September 30, 2005, we were in compliance with these financial debt covenants and we anticipate that we will remain in compliance with the covenants over the term of the borrowing arrangements.

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

Severance Related Charges
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(18,268)
Balance at September 30, 2005	$18,170

The Company currently expects that a substantial portion of the cash outlays relating to the 2004 fourth quarter charge will be applied against the remaining September 30, 2005 balance during the remainder of 2005 and 2006.

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

Consequently, all the forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including, but not limited to, the information contained under this heading and our Condensed Consolidated Financial Statements (Unaudited) and notes thereto for the nine months ended September 30, 2005 and by the material set forth under the headings “Business” and “Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2004.  We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item is set forth in “Note 9. Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements (Unaudited) on pages 19 through 20 hereof.

Item 4. Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s disclosure controls and procedures are designed to do.  Thus, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of September 30, 2005 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

Item 6. Exhibits

(a)          Exhibits:

Exhibit Number	Description of Exhibits

4.1

First Amendment dated as of August 26, 2005 to the Note Purchase Agreement dated as of January 15, 2003, among IMS Health Incorporated and each purchaser party thereto relating to the issuance and sale of $150,000,000 aggregate principal amount of 4.60% Senior Notes due 2008

10.1

First Amendment executed on July 18, 2005 and effective as of June 17, 2005 to the Amended and Restated Credit Agreement among IMS Health Incorporated as a Borrower, IMS AG as a Borrower, IMS Japan K.K. as a Borrower, The Lenders Parties Thereto, Wachovia Bank, National Association, as Administrative Agent, Barclays Bank PLC and ABN Amro Bank N.V., as Co-Syndication Agents, and Suntrust Bank and Fortis Capital Corp, as Co-Documentation Agents dated April 5, 2004

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

IMS Health Incorporated

By:	/s/ Nancy E. Cooper
Date: November 2, 2005	Nancy E. Cooper
Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ Leslye G. Katz
Date: November 2, 2005	Leslye G. Katz
Vice President, Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

4.1

First Amendment dated as of August 26, 2005 to the Note Purchase Agreement dated as of January 15, 2003, among IMS Health Incorporated and each purchaser party thereto relating to the issuance and sale of $150,000,000 aggregate principal amount of 4.60% Senior Notes due 2008

10.1

First Amendment executed on July 18, 2005 and effective as of June 17, 2005 to the Amended and Restated Credit Agreement among IMS Health Incorporated as a Borrower, IMS AG as a Borrower, IMS Japan K.K. as a Borrower, The Lenders Parties Thereto, Wachovia Bank, National Association, as Administrative Agent, Barclays Bank PLC and ABN Amro Bank N.V., as Co-Syndication Agents, and Suntrust Bank and Fortis Capital Corp, as Co-Documentation Agents dated April 5, 2004

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002