Form 10-K
period 2005-12-31
IMS HEALTH INC
filed 2006-02-21
CIK 1058083

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-14049

IMS Health Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1506026 (I.R.S. Employer Identification No.)
1499 Post Road, Fairfield, Connecticut (Address of principal executive offices)	06824 (Zip Code)
(203) 319-4700 (Registrant's telephone number, including area code)
None (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $5,592 million based on the closing transaction price on the New York Stock Exchange Composite Tape.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2006
Common Stock, $.01 par value per share	199,243,292 shares

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 5, 2006, are incorporated into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I
Item 1. Business	1
IMS	1
Our Products and Services	2
Our Data Suppliers	5
Our Customers	5
Our Competition	5
Our Intellectual Property	5
Our Employees	6
Available Information	6
Item 1A. Risk Factors	6
Item 1B. Unresolved Staff Comments	11
Item 2. Properties	11
Item 3. Legal Proceedings	11
Item 4. Submission of Matters to a Vote of Security Holders	16
EXECUTIVE OFFICERS OF THE REGISTRANT	16
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6. Selected Financial Data	18
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	39
Item 8. Financial Statements and Supplementary Data	40
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	90
Item 9A. Controls and Procedures	90
Item 9B. Other Information	90
PART III
Item 10. Directors and Executive Officers of the Registrant	91
Item 11. Executive Compensation	91
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	91
Item 13. Certain Relationships and Related Transactions	92
Item 14. Principal Accountant Fees and Services	92
PART IV
Item 15. Exhibits and Financial Statement Schedules	93
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE	95
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS	96
INDEX TO EXHIBITS	97
EXHIBIT 10.17—1998 IMS HEALTH INCORPORATED NON-EMPLOYEE DIRECTORS' STOCK INCENTIVE PLAN, AS AMENDED AND RESTATED THROUGH DECEMBER 13, 2005*
EXHIBIT 10.23—1998 IMS HEALTH INCORPORATED NON-EMPLOYEE DIRECTORS' DEFERRED COMPENSATION PLAN (AS AMENDED AND RESTATED THROUGH JANUARY 27, 2006)*

EXHIBIT 10.24—SUMMARY SHEET FOR NON-EMPLOYEE DIRECTOR REMUNERATION AS IN EFFECT AT FEBRUARY 16, 2006*
EXHIBIT 10.35.2—SUMMARY OF 2006 PERFORMANCE GOALS AND AWARD OPPORTUNITIES UNDER THE IMS HEALTH INCORPORATED EXECUTIVE ANNUAL INCENTIVE PLAN AND PERFORMANCE RESTRICTED STOCK INCENTIVE PLAN*
EXHIBIT 10.36.2—EXHIBIT A TO THE IMS HEALTH INCORPORATED LONG-TERM INCENTIVE PROGRAM—DESIGNATION OF 2006-07 PERFORMANCE PERIOD, PERFORMANCE GOAL, AND AWARD OPPORTUNITIES*
EXHIBIT 10.47.1—EMPLOYMENT AGREEMENT BY AND BETWEEN IMS HEALTH INCORPORATED AND GILLES PAJOT AS AMENDED AND RESTATED AT FEBRUARY 16, 2006*
EXHIBIT 10.47.2—RESTRICTED STOCK UNIT AGREEMENT BY AND BETWEEN IMS HEALTH INCORPORATED AND GILLES PAJOT DATED AS OF JANUARY 3, 2006 BUT EXECUTED ON FEBRUARY 16, 2006*
EXHIBIT 10.50.1—EMPLOYMENT AGREEMENT BY AND BETWEEN IMS HEALTH INCORPORATED AND DAVID R. CARLUCCI AS AMENDED AND RESTATED AT FEBRUARY 16, 2006*
EXHIBIT 21—IMS HEALTH INCORPORATED ACTIVE SUBSIDIARIES
EXHIBIT 23—CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EXHIBIT 31.1—CEO SECTION 302 CERTIFICATION
EXHIBIT 31.2—CFO SECTION 302 CERTIFICATION
EXHIBIT 32.1—JOINT CEO/CFO CERTIFICATION REQUIRED UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The Index to Exhibits is located on Pages 97 to 103.

PART I

        Except where the context indicates otherwise, when we use the terms "IMS," "Company," "we," "us" and "our," we mean IMS Health Incorporated and all subsidiaries consolidated in the financial statements contained or incorporated by reference herein.

Item 1. Business

        IMS is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. We offer leading-edge business intelligence products and services that are integral to our clients' day-to-day operations, including portfolio optimization capabilities; launch and brand management solutions; sales force effectiveness innovations; managed care and over-the-counter offerings; and consulting and services solutions that improve ROI and the delivery of quality healthcare worldwide. Our information products are developed to meet our clients' needs by using data secured from a worldwide network of suppliers in the markets where our operations exist. Our key information products include:

  •
  Sales Force Effectiveness to optimize sales force productivity and territory management;

  •
  Portfolio Optimization to provide clients with insights into market opportunity and business development assessment; and

  •
  Launch, Brand Management and Other to support client needs relative to market segmentation and positioning and life cycle management for prescription and over-the-counter pharmaceutical products.

        Within these key information products, we provide consulting and services that use in-house capabilities and methodologies to assist pharmaceutical clients in analyzing and evaluating market trends, strategies and tactics, and to help in the development and implementation of customized software applications and data warehouse tools.

        IMS is incorporated under the laws of the State of Delaware and we have operations in more than l00 countries. Until December 21, 2004, we also owned an approximately 25% equity interest in The TriZetto Group, Inc. (see Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K).

        Until February 6, 2003, IMS also consolidated the Cognizant Technology Solutions Corporation Segment (referred to in this document as CTS), which provides custom information technology design, development, integration and maintenance services. CTS is a publicly traded corporation on the NASDAQ national market system. IMS owned 55.3% of the common shares outstanding of CTS (92.5% of the outstanding voting power) as of December 31, 2002. On February 6, 2003, IMS divested CTS through a split-off transaction, and as a result, IMS' share of CTS results are presented as discontinued operations for 2003 through the date of disposition (see Note 5 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K).

        Segment financial information, including financial information about domestic and foreign generated revenue, is set forth in Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

        Additional information regarding changes to and the development of our business is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1, 4, 5, 9, 17 and 20 to the Consolidated Financial Statements in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.

IMS

        We provide critical business intelligence, including information, analytics and consulting services to the pharmaceutical and healthcare industries worldwide. Our business intelligence products and services serve our clients' needs which we group into three broad areas: sales force effectiveness, portfolio optimization, and launch, brand management and other. We provide information services covering more than 100 countries and maintain offices in 76 countries on six continents, with approximately 64% of our total 2005 revenue generated outside the United States.

Our Products and Services

        Sales Force Effectiveness Offerings.    Our Sales Force Effectiveness offerings represented approximately 48% of our worldwide revenue in 2005. Sales Force Effectiveness offerings include sales territory reports and prescription tracking reports. Sales Force Effectiveness offerings are used principally by pharmaceutical manufacturers to measure, forecast and optimize the effectiveness and efficiency of sales representatives, to target the marketing and sales efforts of sales forces and to manage sales territories. They are also used by customers to compensate pharmaceutical sales forces. We make our Sales Force Effectiveness offerings available to clients and their sales representatives and management via CD-ROMs, software application tools, computer on-line services, web-based access, magnetic media for use in client computer systems and our customized electronic workstations and hardcopy reports. Our data delivery systems help clients to maximize efficiency by aiding in the setting of sales targets and calculation of sales commissions; giving fast access to sales data and permitting more sophisticated analyses; improving call reporting; and improving communication between sales management and their sales forces. In the United States, we have several customized client decision support systems that allow a client to store large amounts of data at its own site and integrate its own internal sales and marketing data with our data and other external data. Sales Insights™, a web-based platform, enables decision makers easy and immediate measurement of activity by integrating unique sets of our customer-level prescription and sales intelligence, along with the client's proprietary segmentation, call plan, promotional activity and territory sales goals.

        Our principal Sales Force Effectiveness offerings are as follows:

  •
  Sales Territory Reporting Services. Sales territory reporting is the principal sales management service that we offer to our pharmaceutical clients. Sales territory reports can be precisely tailored for each client, and measure the sales of a client's own products and those of competitors within specified geographical configurations. These reports are designed to provide marketing and sales managers with a reliable measurement of each salesperson's activity and effectiveness in his or her sales territory. Our sales territory reporting services cover more than 29 countries and are used by our customers for applications such as sales-force compensation, resource allocation, territory alignment, market analyses and distribution management. We make reports available to clients in a variety of frequencies, such as on a weekly, monthly and quarterly basis. In the United States, sales territory reports from our DDD™ service allow pharmaceutical clients to track the flow of sales for their products and those of their competitors to various levels of geography and channels of distribution. Our DDD database contains data on sales of pharmaceutical products through all distribution channels, including direct sales by pharmaceutical manufacturers and indirect sales through drug wholesalers, mail service distributors, warehousing chains and other specialty distributors.

  •
  Prescription Tracking Reporting Services. Our prescription tracking reporting services are designed to monitor prescription activity and to track the movement of pharmaceutical products out of retail channels. Prescription tracking services are used by pharmaceutical companies to facilitate product marketing at the prescriber level. In the United States, our Xponent® service monitors prescription activity from retail pharmacies, long-term care and mail service pharmacies using a patented statistical methodology to project the prescription activity of nearly 1.4 million individual prescribers on a weekly and monthly basis. Xponent is available in 6 European countries. The European Xponent database is built from prescription data collected from retail pharmacies and coding centers, which are linked to the geographical area in which the prescription was written. We also offer Early View™, a sales optimization solution, providing weekly prescriber level activity, highlighting competitive prescribing trends for clients' key prescribers directly to clients' sales representatives electronically. IMS Healthcare Professional Spheres provide clients with timely and comprehensive information on 2.4 million healthcare professionals, including healthcare professionals' names, addresses, organizational affiliations, license numbers and expiration dates and authorization statuses. IMS Healthcare Professional Spheres is used by our customers as the foundation upon which they build their Customer Master, an integral part of any successful data warehouse or CRM system.

  •
  Sales & Account Management and Other Consulting & Services. Our Sales & Account Management practice focuses on helping customers assess the effectiveness of their sales strategies and better design and deploy their sales forces. Using evidence-based research, our offerings in this practice help clients better segment their customer base, determine the optimal size and structure of their sales force based on that segmentation, and design call plans that optimally deploy the various sales resources across channels to better meet their customers' needs and increase their sales force effectiveness. Our Information Management practice helps clients organize, integrate, warehouse and analyze valuable data assets from multiple sources. We also provide Client Services within this business line. Along with product set-up, installation and implementation, Client Services provides customer training and a variety of ongoing, post-sales services.

        Portfolio Optimization Offerings.    Portfolio Optimization offerings represented approximately 29% of our worldwide revenue in 2005. Our principal Portfolio Optimization offerings are multinational integrated analytical tools, and syndicated pharmaceutical, medical and prescription audits. These offerings assist clients in identifying the optimum mix of products in their portfolios and pipelines and in resolving various strategic issues, including which therapy classes to enter, which products to develop and license, how to create the right marketing mix and how to identify the most promising acquisition targets. The information reported in these offerings is generated or derived from data collected primarily from pharmaceutical manufacturers, pharmaceutical wholesalers, pharmacies, hospitals and doctors. We deliver portfolio optimization offerings to clients via CD-ROMs, software application tools, computer on-line services, magnetic media for use in client computer systems and our customized electronic workstations and hardcopy reports.

        Our principal Portfolio Optimization offerings include the following:

  •
  Pharmaceutical Audits. These audits measure the sale of pharmaceutical products into pharmacies, supplemented in some countries by data collected from dispensing physicians, retail chains and discount stores. These audits contain data projected to national estimates, showing product sales by therapeutic class broken down by package size and dosage form. We publish pharmaceutical audits covering 85 countries.

  •
  Medical Audits. These audits are based on information collected from panels of practicing office-based physicians and contain projected national estimates of the number of consultations for each diagnosed disease with details of the therapy prescribed. These audits also analyze the use physicians make of individual drugs by listing the diseases for which they are prescribed, the potential therapeutic action the physician is expecting, other drugs prescribed at the same time, and estimates of the total number of drugs used for each disease. We publish medical audits covering 45 countries.

  •
  Hospital Audits. These audits contain data projected to national and regional estimates and show the sale of pharmaceutical products to hospitals by therapeutic class. Related reports provide audits of laboratory diagnostic supplies, hospital supplies and hospital records. We publish hospital audits covering 60 countries.

  •
  Prescription Audits. These audits analyze the rate at which drugs move out of the pharmacy and into the hands of the consumer, and measure both what is prescribed by physicians and what is actually dispensed at the pharmacy. We publish prescription audits covering 12 countries.

  •
  MIDAS® Services. MIDAS is an on-line multinational integrated data analysis tool that harnesses our worldwide databases and is used by the pharmaceutical industry to assess and utilize global pharmaceutical information and trends in multiple markets. Our MIDAS Quantum offering gives clients on-line access to pharmaceutical, medical, promotional and chemical data that we compile. Using MIDAS Quantum, our clients are able to view information from the national databases compiled by us and produce statistical reports in the format required by the client. MIDAS contains information covering more than 85 countries.

  •
  Other Portfolio Optimization Reports. These include Market Research Publications including the Pharmaceutical World Review™; personal care reports, which measure the sale of medical surgical device product purchases; and reports on bulk chemical shipments and molecules for research and development. We have developed, in certain countries, disease and treatment information at the patient level (in which information is not identifiable at the individual patient level) that gives participants in the healthcare industry new insights into the treatment of diseases. The availability, scope and frequency of the foregoing reports vary on a country-by-country basis.

  •
  Consulting & Services. Consultants in our Management Consulting group, and particularly its Performance Management practice, develop and track key business metrics to assist clients on a wide range of strategic issues relating to Portfolio Optimization. As with our Sales Force Effectiveness business line, our Information Management consulting group helps client to organize, analyze and warehouse value data assets from multiple sources related to their portfolios. We also provide Client Services within this business line. Along with product set-up, installation, and implementation of our offerings, Client Services includes customer training and a variety of ongoing, post-sales services.

        Launch, Brand Management and Other Services.    Launch, Brand Management and Other Services offerings represented approximately 23% of our worldwide revenue in 2005. Launch and Brand Management offerings combine information, analytical tools, services and expertise to address client needs relevant to each stage in the lifecycle of their pharmaceutical brands. The areas covered include: brand planning, which helps our clients with market sizing, segmentation, forecasting and positioning; pricing & market access, which helps our clients to effectively price and position their products through health economics and outcomes research, market access strategies, pricing and license optimization; promotion management, which helps our clients measure promotion effectiveness and optimize mix, message and delivery; and, performance management, which helps our clients with launch tracking, measurement, diagnosis and optimization for new drug launches.

    •
    Brand Management. Included in our Brand Management offerings are:

    •
    Promotional Audits. Our promotional audits measure pharmaceutical promotion for a particular market, including sales-force promotion and journal and mail advertising, based on information received from panels of physicians and from monitoring medical journals and direct mail. In the United States, spending on direct-to-consumer advertising is also measured. IMS publishes promotional audit reports covering 25 countries. This evidential information is used to help clients improve the effectiveness of their promotional messages, mix and delivery.

    •
    Oncology Analyzer. Our Oncology Analyzer collects longitudinal patient information regarding the diagnosis and treatment in the critical area of Oncology across major markets. This information helps clients and our consulting teams to understand markets, patient opportunities and treatment patterns to plan and execute successful strategies in Oncology.

    •
    Forecasting Portfolio. Our forecasting portfolio includes multi-country forecasts of expected market performance by country and within therapy category. These offerings are closely aligned with forecasting services, which include consulting and training.

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

    •
    Other. We also provide products and services in the following areas:

    •
    Managed Care. Our managed care offerings provide an array of information to quantify the effects of managed care on the pharmaceutical and healthcare industry. Managed care offerings are used by clients to assist in evaluating the impact of managed care on the pharmaceutical marketplace and in enhancing the performance of their products through better contracting strategies, formulary management and tracking, plan performance tracking and monitoring plan relationships with organizations, such as large medical groups, that may influence prescribing behavior. The types of reports include measurement of prescriptions at the plan level, formulary assessment and tracking, and tracking of prescription payment by type, such as cash, Medicaid or third-party payment. This service is available both in the United States and Canada. In addition, to address emerging Medicare needs in the United States, we make the following services available to our clients: strategic consulting, tactical consulting, rebate validation and performance evaluation.

      •
      Consumer Health. Our consumer health services provide detailed product movement, market share and pricing information for over-the-counter, personal care, patient care and nutritional products. Consumer health offerings assist over-the-counter and pharmaceutical manufacturers in understanding consumer purchasing dynamics and promotional impact, examining and assessing segmentation and sales force management, strategic business planning, market opportunity and performance management. We publish reports on the global consumer health market, with audited information covering 30 countries, and provide related services. PharmaTrend, our tracking service for over-the-counter pharmaceutical products purchased by consumers, is available in 12 European countries.

  •
  Consulting & Services. We provide evidence-based solutions that allow our clients to make informed business decisions. Such solutions include: Pricing & Market Access, formulating strategies for product pricing, reimbursement, and market access; Product & Portfolio Development, providing solutions for strategic issues for molecules greater than eighteen months prior to launch as well as the lifecycle management; and Promotion Management, assisting our clients in optimizing brand or franchise promotion spending and messaging.

Our Data Suppliers

        Over the past five decades, we generally have developed and maintained strong relationships with our data suppliers in each market in which we operate. We have historical connections with many of the relevant trade associations and professional associations, including for example, in the United States, where we have been designated as a database licensee by the American Medical Association (referred to in this document as AMA) for use and sublicensing of the AMA's physician database. As the supply of pharmaceutical data is critical to our business, we devote significant human and financial resources to our data collection efforts.

Our Customers

        Sales to the pharmaceutical industry accounted for substantially all of our revenue in 2005, 2004 and 2003. All major pharmaceutical and biotechnology companies are our customers, and many of these companies subscribe to reports and services in several countries. Our customer base is broad in scope and enables us to avoid dependence on any single customer. None of our customers accounted for more than 10% of our gross revenues in 2005, 2004 or 2003.

Our Competition

        While no competitor provides the geographical reach or breadth of our services, we generally compete in the countries in which we operate with other information services companies, as well as with the in-house capabilities of our customers. Generally, competition has arisen on a country-by-country basis. In Europe, certain of our services compete with those offered by competitors such as Taylor Nelson in the United Kingdom, and Cegedim in France, Germany and the United Kingdom. In the United States, certain of our sales management services, including our sales territory and prescription tracking reports, compete with the offerings of various companies, particularly NDCHealth Corporation, which was acquired by Wolters Kluwer in 2005. Also, various companies compete with us in the United States with respect to our market research services, including Verispan, LLC. Our consulting and services businesses compete with various consulting firms around the world. Service, quality, coverage and speed of delivery of information services and products are the principal differentiators in our markets.

Our Intellectual Property

        We own and control a number of trade secrets, confidential information, trademarks, trade names, copyrights, patents, patent applications and other intellectual property rights which, in the aggregate, are of material importance to our business. We own two significant U.S. patents relating to our Xponent product, U.S. Patent Nos. 5,420,786 and 5,781,893, which will expire in 2012 and 2015, respectfully. We also have numerous trade secrets relating to data processing that are of material importance to our business. Management believes that the "IMS" name and related names, marks and logos are of material importance to us. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. The technology and other intellectual property rights licensed by us are of importance to our business, although our management believes that our business, as a whole, is not dependent upon any one intellectual property or group of such properties.

        The names of our products and services referred to in this document are trademarks, service marks, registered trademarks or registered service marks owned by or licensed to us.

Our Employees

        We had approximately 6,900 employees worldwide as of December 31, 2005. Almost all of these employees are full-time. None of our U.S. employees are represented by a union. In Austria, Belgium, France, Germany, Italy, the Netherlands and Spain, we have Works Councils, which are a legal requirement in those countries. We also have a European Works Council, which is a requirement under European Union laws. Management considers its relations with our employees to be good and to have been maintained in a normal and customary manner.

Available Information

        We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"), as well as proxy statements, as soon as reasonably practicable after we electronically files such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). Also posted on our website, and available in print upon the request of any shareholder to our Investor Relations Department, are our certificate of incorporation and by-laws, the charters for our Audit Committee, Compensation and Benefits Committee and Nominating and Governance Committee, our Corporate Governance Guidelines, our Policy on Business Conduct governing our directors, officers and employees, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, and our Guidelines for Determining Director Independence. Within the time period required by the SEC and the New York Stock Exchange ("NYSE"), we will post on our website any amendment to the Policy on Business Conduct or the Code of Ethics for Principal Executive Officer and Senior Financial Officers or any waiver of either such policy applicable to any of our senior financial officers, executive officers or directors. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we make public orally, telephonically, by webcast, by broadcast or similar means. Our Internet address is http://www.IMSHEALTH.com and the information described above can be found in the Investors section of that website. Our Investor Relations Department can be contacted at IMS Health Incorporated, 1499 Post Road, Fairfield, Connecticut 06824, Attn: Investor Relations: (203) 319-4700, e-mail: askir@imshealth.com.

Item 1A. Risk Factors

        In addition to the other information included or incorporated by reference into this Annual Report on Form 10-K, including the matters addressed under the caption "Forward-Looking Statements," set forth below are some of the risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make.

Our data suppliers might restrict our use of or refuse to license data, which could lead to our inability to provide certain products or services.

        Our products and services incorporate data that we collect from third parties. These suppliers of data may increase restrictions on our use of such data, fail to adhere to our quality control standards or refuse altogether to license the data to us. For example, in 2002 certain of our data suppliers in Japan began withholding certain data from us. This interruption in data supply led us to discontinue one of our Japanese products and adversely affected our operating results. If the suppliers of a significant amount of data that we use for one or more of our products or services were to impose additional contractual restrictions on our use or access to data, fail to adhere to our quality control standards, or refuse to provide data, now or in the future, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenue, net income and earnings per share.

Data protection laws may restrict our activities.

        Data protection laws affect our collection, use, storage and transfer of personally identifiable information both abroad and in the United States. Compliance with such laws may require investment or may dictate that we not offer certain types of products and services. Failure to comply with such laws may result in, among other things, civil and criminal liability, negative publicity, data being blocked from use and liability under contractual warranties.

        In addition, there is an increasing public concern regarding data protection issues and the number of jurisdictions with data protection laws has been slowly increasing. For example, there have been a number of legislative and regulatory initiatives in the U.S. and abroad in the area of medical privacy. These initiatives tend to seek to place restrictions on the use and disclosure of patient-identifiable information without consent and, in some cases, seek to extend restrictions to non-patient identifiable or the process of anonymizing data. There are also some initiatives that seek to restrict access to this information to non-commercial uses. While most of these initiatives should not impact our business, as no individual patient is identified in any of our databases without the patient's prior written consent, there can be no assurance that these initiatives or future initiatives will not adversely affect our ability to generate or assemble data or to develop or market current or future products or services.

Our business is subject to exchange rate fluctuations and our revenue and net income may suffer due to currency translations.

        We operate globally, deriving approximately 64% of our 2005 revenue from non-United States operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar increase the volatility of U.S. dollar-denominated operating results. Emerging markets currencies tend to be considerably less stable than those in established markets, which may further contribute to volatility in our U.S. dollar-denominated operating results.

        As a result of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure.

Our international operations present risks to our current businesses that could impede growth in the future.

        International operations are subject to various risks that could adversely affect our business, including:

  •
  costs of customizing services for foreign clients;

  •
  reduced protection for intellectual property rights in some countries;

  •
  the burdens of complying with a wide variety of foreign laws;

  •
  exposure to local economic conditions; and

  •
  exposure to local political conditions, including the risks of an outbreak of war, the escalation of hostilities, acts of terrorism and nationalization, expropriation, price controls or other restrictive government actions.

We are involved in tax related matters that could have a material effect on us.

        We (and our predecessors) have entered, and we continue to enter, into global tax planning initiatives in the normal course of business. These activities are subject to review by applicable tax authorities and courts. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to us, including those tax related matters described in Part I, Item 3 of this Annual Report on Form 10-K. Moreover, there can be no assurance that we will be able to maintain our effective tax rate.

We are, and may become, involved in litigation that could harm the value of our business.

        In the normal course of our business, we are involved in lawsuits, claims, audits and investigations, such as those described in Part I, Item 3 of this Annual Report on Form 10-K. The outcome of these matters could have a material adverse effect on our business, results of operation or financial condition. In addition, we may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources.

Significant technological changes could render our products and services obsolete. We may not be able to develop the technology necessary for our business, or to do so efficiently.

        We operate in businesses that require sophisticated data collection and processing systems and software and other technology. Some of the technologies supporting the industries we serve are changing rapidly and we must continue to develop cost-effective technologies for data collection and processing to accommodate such changes. We also must continue to deliver data to our clients in forms that are easy to use while simultaneously providing clear answers to complex questions. There can be no guarantee that we will be able to develop new technologies for data collection, processing and delivery or that we will be able to do so as quickly or cost-effectively as our competition. Significant technological change could render our products and services obsolete.

        Moreover, the introduction of new products and services embodying new technologies and the emergence of new industry standards could render existing products and services obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our products and services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our products and services. New products and services, or enhancements to existing products and services, may not adequately meet the requirements of current and prospective clients or achieve any degree of significant market acceptance.

Government imposed price restrictions on pharmaceutical companies could reduce demand for our products and services.

        A number of countries in which we operate have enacted regulations limiting the prices pharmaceutical companies may charge for drugs. We believe that such cost containment measures will cause pharmaceutical companies to seek more effective means of marketing their products (which will benefit us in the medium and long-term). However, such governmental regulation may cause pharmaceutical companies to revise or reduce their marketing programs in the near term, which may in turn reduce the demand for certain of our products and services. This could result in decreased revenue, net income and earnings per share.

Our success will depend on our ability to protect our intellectual property rights.

        The success of our businesses will continue to depend, in part, on:

  •
  obtaining patent protection for our technology, products and services;

  •
  defending our patents, copyrights and other intellectual property;

  •
  preserving our trade secrets and maintaining the security of our know-how; and

  •
  operating without infringing upon patents and proprietary rights held by third parties.

        We rely on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, service mark and trade secret laws to protect the proprietary aspects of our products, services, databases and technologies. There can be no assurance that these protections will be adequate, or that we will adequately employ each and every one of these protections at all times, to provide sufficient protection in the future to prevent the use or misappropriation of our data, technology and other products and services. Further, our competitors may develop products, services, databases or technologies that are substantially equivalent or superior to our products, services, databases or technologies. Although we believe that our products, services, databases, technologies and related proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us in the future. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. For example, we have been involved in litigation with Insight Health GmbH & Co. KG in Germany in order to protect our proprietary mapping software. In addition, the growing need for global data, along with increased competition and technological advances, puts increasing pressure on us to share our intellectual property for client applications. Any future litigation, regardless of outcome, could result in substantial expense and diversion of resources with no assurance of success and could seriously harm our business, financial condition and operating results.

If we are unable to attract, retain and motivate employees, we will not be able to compete effectively and will not be able to expand our business.

        Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people, with the increasingly diverse skills needed to serve clients and expand our business, in many locations around the world. Competition for highly qualified technical and managerial, and particularly consulting personnel, is intense. Recruiting, training and retention costs and benefits place significant demands on our resources. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have a serious negative effect on us, including our ability to obtain and successfully complete important client engagements and thus maintain or increase our revenues.

We may be unsuccessful in identifying acquisition candidates or evaluating the material risks involved in any acquisition.

        An important aspect of the Company's business strategy in the past has been growth through acquisitions or joint ventures and we may continue to acquire or make investments in complementary businesses, technologies, services or products. There can be no assurance that we will be able to continue to identify and consummate acquisitions or joint ventures on satisfactory terms. Moreover, every acquisition and joint venture entails some degree of uncertainty and risk. For example, we may be unsuccessful in identifying and evaluating business, legal or financial risks as part of the due diligence process associated with a transaction. In addition, some acquisitions will have contingent consideration components that may require the Company to pay additional amounts in the future in relation to future performance results of the acquired business. If we do not properly assess these risks, or if we fail to realize the benefits from one or more acquisitions, our business, results of operations and financial condition could be adversely affected.

We may be unsuccessful in integrating any acquired operations with our existing business.

        We may experience difficulties in integrating operations acquired from other companies. These difficulties include the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired operations. Acquisitions also frequently involve significant costs, often related to integrating information technology, accounting and management services and rationalizing personnel levels. If we experience difficulties in integrating one or more acquisitions, our business, results of operations and financial condition could be adversely affected.

Consolidation in the industries in which our clients operate may put pressure on the pricing of our products and services, and could increase the cost of acquiring data, leading to decreased earnings.

        Consolidation in the pharmaceutical industry could put pressure on the pricing of our information products and services, as the consolidated client seeks pricing concessions from us, and could limit available dollars for our products and services. In addition, when companies merge, the products and services they previously purchased separately are now purchased only once by the combined entity, leading to contract compression and loss of revenue. While we have experienced success in mitigating the revenue impact of any pricing pressure through effective negotiations and by providing services to individual businesses within a particular group, there can be no assurance as to the degree to which we will be able to continue to do so as consolidation continues.

Hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements may harm our business.

        Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While many of our operations have appropriate disaster recovery plans in place, we currently do not have full backup facilities everywhere in the world to provide redundant network capacity in the event of a system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver our products and services to our clients. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, and acts of terrorism (particularly involving cities in which we have offices) could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

Changes in tax laws or their application may adversely affect our reported results.

        We operate in approximately 100 countries worldwide and our earnings are subject to taxation in many differing jurisdictions and at differing rates. We seek to organize our affairs in a tax efficient manner, taking account of the jurisdictions in which we operate. Tax laws that apply to our business may be amended by the relevant authorities, for example as a result of changes in fiscal circumstances or priorities. Such amendments, or their application to our business, may adversely affect our reported results.

Our businesses are subject to significant or potential competition that is likely to intensify in the future.

        Our future growth and success will be dependent on our ability to successfully compete with other companies that provide similar services in the same markets, some of which may have financial, marketing, technical and other advantages.

The success of our business will largely depend on the performance of the pharmaceutical and healthcare industries.

        The vast majority of our revenues are generated from sales to the pharmaceutical and healthcare industries. To the extent the businesses we serve, especially our clients in the pharmaceutical and healthcare industries, are subject to financial pressures of, for example, price controls, increased costs or reduced demand for their products, the demand for our products and services, or the price our clients are willing to pay for those products and services, may decline.

Item 1B. Unresolved Staff Comments

        There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

Item 2. Properties

        Our executive offices are located at 1499 Post Road, Fairfield, Connecticut in a leased property (approximately 15,000 square feet).

        Our property is geographically distributed to meet our sales and operating requirements worldwide. Our properties and equipment are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized.

        Our owned properties located within the United States include three facilities. These properties are located in Totowa, New Jersey (approximately 130,000 square feet), and Plymouth Meeting (approximately 212,000 square feet) and West Norriton, Pennsylvania (approximately 17,000 square feet).

        Our owned properties located outside the United States include: one property in each of Buenos Aires, Argentina (approximately 12,000 square feet); Brussels, Belgium (25,000 square feet); Santiago, Chile (approximately 4,000 square feet); Lisbon, Portugal (approximately 10,000 square feet); Caracas, Venezuela (approximately 4,000 square feet); and London (approximately 102,000 square feet).

        Our operations are also conducted from sixteen leased offices located throughout the United States and 105 leased offices in non-United States locations.

        We own or lease a variety of computers and other equipment for our operational needs. We continue to upgrade and expand our computers and related equipment in order to increase efficiency, enhance reliability and provide the necessary base for business expansion.

Item 3. Legal Proceedings

        We are involved in legal and tax proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where we currently believe it is probable that we will incur a loss and that the probable loss or range of loss can be reasonably estimated, we have recorded reserves in the Consolidated Financial Statements based on our best estimates of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, we are unable to make a reasonable estimate of a liability, if any. However, even in many instances where we have recorded a reserve, we are unable to predict with certainty the final outcome of the matter or whether resolution of the matter will materially affect our results of operations, financial position or cash flows. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

        Based on our review of the latest information available, we believe our ultimate liability in connection with pending tax and legal proceedings, claims and litigation will not have a material effect on our results of operations, cash flows or financial position, with the possible exception of the matters described below.

Legacy and Related Matters

        In order to understand our exposure to the potential liabilities described below, it is important to understand the relationship between us and our predecessors and other parties that, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

        In November 1996, the company then known as The Dun & Bradstreet Corporation ("D&B") separated into three public companies by spinning-off ACNielsen Corporation ("ACNielsen") and Cognizant Corporation ("Cognizant") (the "1996 Spin-Off"). Pursuant to the agreements effecting the 1996 Spin-Off, among other things, certain liabilities, including contingent liabilities relating to the IRI Action (defined below) and tax liabilities arising out of certain prior business transactions (the "D&B Legacy Tax Matters"), described more fully below, were allocated among D&B, ACNielsen and Cognizant.

        In June 1998, Cognizant separated into two public companies by spinning off IMS (the "1998 Spin-Off") and then changed its name to Nielsen Media Research, Inc. ("NMR"). As a result of the 1998 Spin-Off, we and NMR are jointly and severally liable for all liabilities of Cognizant under the agreements effecting the 1996 Spin-Off. As between ourselves, however, we and NMR agreed that IMS will assume 75%, and NMR will assume 25%, of any payments to be made in respect of the IRI Action, including any legal fees and expenses related thereto incurred in 1999 or thereafter (we agreed to be responsible for legal fees and expenses incurred during 1998). In addition, we and NMR agreed to share equally Cognizant's share of liability arising out of the D&B Legacy Tax Matters after IMS paid the first $130 million of such liability. NMR's aggregate liability for payments in respect of the IRI Action and the D&B Legacy Tax Matters (see below) shall not exceed $125 million.

        Also during 1998, D&B separated into two public companies by spinning off The Dun & Bradstreet Corporation ("D&B I") and then changed its name to R.H. Donnelley ("Donnelley"). As a result of their separation in 1998, Donnelley and D&B I are each jointly and severally liable for all liabilities of D&B under the agreements effecting the 1996 Spin-Off.

        During 2000, D&B I separated into two public companies by spinning off The Dun & Bradstreet Corporation ("D&B II") and then changed its name to Moody's Corporation ("Moody's"). Pursuant to their separation in 2000, Moody's and D&B II are each jointly and severally liable for all of D&B I's liabilities under the agreements effecting the 1996 Spin-Off.

        IRI Litigation.    In July 1996, Information Resources, Inc. ("IRI") filed a complaint, subsequently amended in 1997, in the U.S. District Court of the Southern District of New York (the "IRI Action"), naming as defendants a company then known as The Dun & Bradstreet Corporation and now known as Donnelley, A.C. Nielsen Company (a subsidiary of ACNielsen) and I.M.S. International, Inc. (one of our predecessors) (collectively, the "Defendants"). At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of Donnelley. The amended complaint alleged various violations of U.S. antitrust laws under Sections 1 and 2 of the Sherman Antitrust Act. IRI sought damages in excess of $650 million, which IRI asked to be trebled, as well as punitive damages in an unspecified amount.

        In connection with the 1996 Spin-Off, D&B (now Donnelley), Cognizant (now NMR) and ACNielsen entered into an Indemnity and Joint Defense Agreement with respect to the IRI Action. In 2001, ACNielsen was acquired by VNU N.V., a publicly traded Dutch company ("VNU"). VNU assumed ACNielsen's obligations under the original Indemnity and Joint Defense Agreement.

        On July 30, 2004, VNU and its U.S. subsidiaries, VNU, Inc., ACNielsen, AC Nielsen (US), Inc. ("ACN (US)"), and NMR (collectively, the "VNU Parties"), Donnelley, D&B II, Moody's and IMS entered into an Amended and Restated Indemnity and Joint Defense Agreement (the "Amended JDA"). Pursuant to the Amended JDA, any and all liabilities incurred by Donnelley, D&B II, Moody's or IMS relating to a judgment (even if not final) or any settlement being entered into in the IRI Action ("IRI Liabilities") will be jointly and severally assumed and fully discharged exclusively by the VNU Parties. Under the Amended JDA, the VNU Parties agreed to, jointly and severally, indemnify Donnelley, D&B II, Moody's and IMS from and against all IRI Liabilities to which they become subject.

        As described above, the VNU Parties have assumed exclusive responsibility for the payment of all IRI Liabilities. Provided that the VNU Parties are able to fulfill their obligations under the Amended JDA, and that they ultimately do fulfill such obligations, we believe that the final resolution of the IRI Action should not have a material adverse effect on our financial position, results of operations or cash flows. However, because liability for violations of the antitrust laws is joint and several and because the rights and obligations relating to the Amended JDA are based on contractual relationships, the failure of the VNU Parties to fulfill their obligations under the Amended JDA could result in the other parties bearing all or a share of the IRI Liabilities. Joint and several liability for the IRI Action means that even where more than one defendant is determined to have been responsible for an alleged wrongdoing, the plaintiff can collect all or part of the judgment from just one of the defendants. This is true regardless of whatever contractual allocation of responsibility the defendants and any other indemnifying parties may have made, including the allocations described above between the VNU Parties, Donnelley, D&B II, Moody's and IMS.

        Accordingly, and as a result of the allocations of liability described above, in the event the VNU Parties default on their obligations under the Amended JDA, we will be responsible for 75% of Cognizant's share of any liabilities arising out of the IRI Action (which, under the application of joint and several liability described above, could be all the IRI Liabilities since the Company is a successor to a named defendant) and NMR will be responsible for 25% of any such liabilities; provided that NMR's aggregate liability for payments in respect of the IRI Action and the D&B Legacy Tax Matters shall not exceed $125 million. To date, NMR has made payments of approximately $91 million relating to the IRI Action and the D&B Legacy Tax Matters, collectively. Further, if the VNU Parties default on their obligations, NMR, one of the VNU Parties, may default on its obligation to share any IRI Liabilities with us, or at the time the IRI Liabilities arise, NMR may have previously made sharing payments up to its $125 million cap. In either such event, we could be liable for an amount up to all the IRI Liabilities.

        On February 1, 2005, the U.S. District Court for the Southern District of New York (the "District Court") entered a final judgment against IRI dismissing IRI's claims with prejudice and on the merits. IRI filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit (the "Second Circuit"). Oral arguments were held on October 18, 2005. On February 16, 2006, IRI and the Defendants entered into a settlement agreement pursuant to which such parties agreed to cause the IRI Action to be dismissed with prejudice. Pursuant to the settlement agreement, ACNielsen deposited $55 million into escrow for the benefit of IRI, IRI deposited a full release of each of the Defendants and their affiliates and successors in interest into escrow and each of the Defendants deposited a full release of IRI into escrow, all to be held pending entry of an order of dismissal by the Second Circuit or the District Court, as may be appropriate. Upon entry of an order of dismissal, the IRI Action will be finally resolved.

        Management presently believes that the risk that we will incur any material liabilities with respect to the IRI Action is remote and, therefore no liability in respect of this matter has been accrued in our financial statements. If, however, the IRI Action is not dismissed pursuant to the settlement agreement described above and IRI were to prevail in whole or in part in this action and if the VNU Parties fail to fulfill their indemnification obligations, the outcome of this matter could have a material adverse effect on our financial position, results of operations and cash flows.

D&B Legacy and Related Tax Matters.

        The Partnership (1995–1996).    During the second quarter of 2003, the IRS issued an agent's final examination report seeking to disallow certain royalty expense deductions claimed by D&B on its 1995 and 1996 tax returns in connection with a specified partnership (the "Partnership") organized by D&B prior to the 1996 Spin-Off (the "DLA Matter"). Also in the second quarter of 2003, the IRS issued an additional agent's final examination report to the Partnership seeking to reallocate certain partnership income to D&B for 1996. D&B II and the Company believe that the positions taken by the IRS in the report to the Partnership are inconsistent with the IRS's denial of the royalty expense deductions claimed by D&B because such an assertion is duplicative. In addition, the IRS has asserted penalties for the years described above based on its interpretation of applicable law.

        Under the 1996 Spin-Off agreements, to the extent relevant here, Donnelley has the right and obligation to manage certain tax controversies with the IRS to the extent those controversies relate to tax liabilities for D&B's tax years 1995 and 1996 arising from the DLA Matter. Donnelley has apparently assigned this right and obligation to D&B II. However, under the 1996 Spin-Off agreements, Donnelley cannot agree to any final settlement with respect to the DLA Matter without NMR's consent, which right of consent NMR shares with IMS pursuant to the terms of the 1998 Spin-Off agreements. If NMR and IMS withhold consent, then NMR and IMS would have the right and obligation to assume responsibility for management of the DLA Matter and indemnify Donnelley to the extent that the ultimate liability arising from the controversy exceeded the proposed settlement.

        D&B II, as agent for Donnelley in the D&B Legacy Tax Matters, filed protests relating to the proposed assessments for the DLA Matter with the IRS Office of Appeals. D&B II then attempted to resolve these matters through the administrative appeals process. During the first quarter of 2004, as a result of information from D&B II regarding a proposed mediation with the IRS to settle partnership items related to the DLA Matter, we reclassified our tax reserves related to the DLA Matter from long-term (Other liabilities) to short-term (Accrued income taxes). In June 2004, we were advised that D&B II believed that it had reached a basis for settlement with the IRS regarding the 1995 and 1996 corporate and partnership proposed assessments (the "Preliminary Settlement Terms"). The agreement to the Preliminary Settlement Terms was tentative and non-binding. Under the Preliminary Settlement Terms, Donnelley would have retained approximately 15% of the tax benefit associated with the transaction and have paid a penalty of approximately 7% and the duplicative "inconsistent positions" described above would have been eliminated.

        In September 2004, D&B II advised us that the IRS had withdrawn its agreement to the Preliminary Settlement Terms. D&B II continued to negotiate with the IRS and subsequently developed a revised proposed settlement (the "Revised Proposed Settlement"). In October 2004, Donnelley and D&B II presented the Revised Proposed Settlement to NMR and IMS and requested their consent. We responded to Donnelley's and D&B II's request for consent to the Revised Proposed Settlement by consenting to the settlement of tax liabilities with respect to the DLA Matter. However, the Revised Proposed Settlement addressed matters beyond the DLA Matter and these matters would have had an adverse impact on us for tax years subsequent to the 1996 Spin-Off and with respect to which we believe neither Donnelley nor D&B II had the authority to negotiate or propose a settlement. We advised Donnelley that, to the extent the Revised Proposed Settlement addressed issues beyond the DLA Matter, the negotiation and presentation of the Revised Proposed Settlement constituted a breach of the 1996 Spin-Off agreements.

        Donnelley and D&B II then advised NMR and us that they were treating our position as a withholding of consent, and that therefore under the 1996 Spin-Off agreements, NMR and IMS were obligated to assume management of the controversy and to indemnify Donnelley to the extent any ultimate resolution of the controversy was less favorable to Donnelley than that contained in the Revised Proposed Settlement. We do not agree with these assertions, but believe that Donnelley breached the terms of the 1996 Spin-Off agreements by negotiating and requesting consent for matters beyond its authority. Therefore, we do not believe that it is probable that we will incur any liability with respect to our response to the request for consent to the Revised Proposed Settlement and have not recorded any reserves for this item.

        During the second quarter of 2005, D&B II advised us that the IRS had again proposed a settlement agreement. This proposed settlement agreement reflected the financial terms set forth in the Preliminary Settlement Terms described above but did not address matters beyond the DLA Matter. Donnelley and D&B II presented this proposed settlement agreement to NMR and IMS and requested their consent. We estimate that the total payment required under this proposed settlement agreement exceeded that contemplated under the Revised Proposed Settlement by approximately $6.8 million in interest. NMR and IMS consented to the settlement agreement and it is now effective. In October 2005, we paid approximately $34 million to the IRS in substantial satisfaction of our share of the total liability for the DLA Matter. We had previously accrued this amount.

        The Partnership (1997–1999).    In January 2004, the IRS issued an agent's final examination report to the Partnership seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense on the Partnership's 1997 tax return during which year Cognizant was a partner in the Partnership. In January 2004, the IRS also issued agent's final examination reports to the Partnership and IMS seeking to reverse items of partnership income and loss and disallow certain royalty expense deductions claimed by IMS on its 1998 and 1999 tax returns arising from IMS' participation in the Partnership. If the IRS were to ultimately prevail in the foregoing positions, our liability (tax and interest) for 1997 would be approximately $19.1 million, and our aggregate liability (tax and interest) for 1998 and 1999 would be approximately $28.9 million (all net of income tax benefit for interest). If the IRS were to take a comparable position with respect to all of our tax returns filed subsequent to 1999 and ultimately prevail, our additional liability (tax and interest) would be approximately $61.3 million (net of income tax benefit for interest).

        In addition, the IRS has asserted penalties for 1997 through 1999. If the IRS were to prevail in its assertion of penalties and interest thereon for these years, we estimate that our liability for such penalties and interest would be approximately $9.3 million (all net of income tax benefit). We dispute the IRS's position and have not accrued this amount.

        We have filed protests relating to the proposed assessments for 1997, 1998 and 1999 with the IRS Office of Appeals. Notwithstanding the fact that we will attempt to resolve these matters in the administrative appeals process before proceeding to litigation if necessary, during the first and third quarters of 2005, we reclassified the tax reserves related to 1998 through 2003 from long-term (Other liabilities) to short-term (Accrued income taxes) based on informal discussions with the IRS and the possibility of assessment.

        Capital Losses (1989–1990).    In another D&B Legacy Tax Matter, in June 2000, the IRS issued a formal notice of adjustment regarding Donnelley's utilization of certain capital losses generated during 1989 and 1990. D&B I, as agent for Donnelley, advised us that on May 12, 2000, it filed an amended tax return for the 1989 and 1990 tax periods, which reflected approximately $561.6 million of additional tax and interest due. In May 2000, D&B I paid the IRS approximately $349.3 million and we paid the IRS approximately $212.3 million; NMR subsequently reimbursed us approximately $41 million. D&B I filed a complaint for a refund in the U.S. District Court on September 21, 2000 to contest this assessment. In June 2004, D&B II advised us that it had decided not to pursue the refund claim and believed it had reached a basis for settlement with the IRS. A definitive settlement agreement was executed on December 6, 2004. The settlement required Donnelley to withdraw its complaint for a refund. In the first quarter of 2005, Donnelley received tax bills from the IRS in an aggregate amount of approximately $47.5 million with respect to this settlement. We have paid the IRS approximately $10.9 million in respect of these tax bills, which amount the Company believes represents its share of the total liability related to this matter. Donnelley and D&B II have advised us that they believe IMS and NMR each owe approximately an additional $7.6 million (or approximately $5 million net of tax benefits) for this matter. Should D&B II pursue arbitration, we do not believe that D&B II would prevail.

        Reserves.    As of December 31, 2005, we had reserves for the tax matters described above of approximately $120.1 million in the aggregate. In the opinion of management, it is not probable, but may be reasonably possible that we will have additional liability of $9.3 million in excess of the amount reserved for these matters attributable to potential penalties (and net interest thereon) for the years 1997 through 1999. In the opinion of management, our reserves for the foregoing tax matters are adequate for the probable exposure and, accordingly, based on information currently available, management does not believe that these matters will have a material adverse effect on our consolidated financial position or results of operations but may have a material adverse effect on cash flows in the period in which any such amounts are paid.

        In addition to these matters, we and our predecessors have entered, and we continue to enter, into global tax planning initiatives in the normal course of our businesses. These activities are subject to review by applicable tax authorities. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to us.

Matters Before the Belgian Competition Service

        Complaints were filed in 1998 and 1999 against us with the Belgian Competition Service ("BCS") by SmithKline Beecham Pharma S.A. ("SKB") and Source Informatics Belgium S.A. ("Source") alleging abuse of a dominant position on the Belgian market and requests were made for the adoption of interim measures pending consideration of the complaints. In October 1999 and 2000, the Chairman of the Belgian Competition Council ("BCC") adopted interim measures against us, with which we have complied. In June 2004 the BCS sent information requests to us, Source and various third parties in respect of the SKB complaint filed in 1998. We and Source responded to the requests. In December 2004, we received a formal statement of objections alleging that we had abused our dominant position on the Belgian market in violation of Article 82 of the EC Treaty and corresponding Belgian law. Under Belgian law, we have the opportunity to provide our comments to the statement of objections, both in writing (which we submitted in February 2005) and orally. Once the investigation is complete, the BCC will issue a proposed decision to be adopted by the BCC, and the reasons therefor. We will then be given access to the investigation file, will be given the right to contest in writing any findings of the report and to produce evidence of our own, and the right to present our defense at an oral hearing. The BCC will ultimately determine whether we violated Article 82 of the EC Treaty and corresponding Belgian law and may impose fines against us.

        In a separate matter, in October 2004, the BCS notified us of a request for information in connection with our acquisition of Source in April 2004. The BCS is investigating whether such acquisition may violate Article 82 of the EC Treaty and corresponding Belgian law. We responded to the request for information in December 2004.

        We intend to continue to vigorously defend ourselves in these matters before the Belgian competition authorities. We are unable to predict at this time the final outcome of these matters or whether adverse resolutions thereof could materially affect our results of operations, cash flows or financial position in the period in which such adverse resolution occurs.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT*

        Officers are appointed by the Board of Directors to hold office until their respective successors are chosen and qualified. Listed below are the executive officers of IMS at February 15, 2006 and brief summaries of their business experience during the past five years.

Name	Title	Age
David M. Thomas	Executive Chairman**	56
David R. Carlucci	Chief Executive Officer and President**	51
Gilles V. J. Pajot	Executive Vice President and President, Global Business Management	56
Bruce F. Boggs	Senior Vice President and President, IMS Americas	53
Nancy E. Cooper	Senior Vice President and Chief Financial Officer	52
Robert H. Steinfeld	Senior Vice President, General Counsel and Corporate Secretary	52
Kevin C. Knightly	President, IMS Europe, Middle East and Africa	45
Leslye G. Katz	Vice President and Controller	51
Jeffrey J. Ford	Vice President and Treasurer	41

*
Set forth as a separate item pursuant to Item 401(b) of the Securities and Exchange Commission's Regulation S-K.

**
Member of the Board of Directors.

        Mr. Thomas was appointed Executive Chairman of IMS in January, 2005, and served as Chairman and Chief Executive Officer from November, 2000 until January, 2005. As previously announced by the Company, Mr. Thomas is expected to remain as Executive Chairman through March 31, 2006, at which time he will retire from IMS and its Board of Directors. He also held the title of President from November, 2000 until October, 2002. Prior to that, he was Senior Vice President/Group Executive at IBM, responsible for the global Personal Systems Group, from January, 1998 to September, 2000. Mr. Thomas also was a member of the IBM Corporate Executive Committee, which oversees all IBM operations worldwide. Joining IBM in 1972, Mr. Thomas held progressively responsible executive positions at the company, including General Manager, IBM North America from October, 1995 to January, 1996, and General Manager, Global Industries from January, 1996 to January, 1998.

        Mr. Carlucci was appointed Chief Executive Officer and President of IMS in January, 2005 and President and Chief Operating Officer in October, 2002. As previously announced by the Company, Mr. Carlucci has been appointed by IMS' Board of Directors to serve as its Chairman effective April 1, 2006. Before joining IMS, Mr. Carlucci was General Manager, IBM Americas, which comprises all of IBM's sales and distribution operations in the U.S., Canada and Latin America from January, 2000 until January, 2002. Prior to that, Mr. Carlucci held roles of increasing responsibility at IBM, including General Manager, IBM's S/390 Division from January, 1998 to January, 2000; Chief Information Officer from February, 1997 to January, 1998; General Manager, IBM Printing Systems Company from July, 1995 to January, 1997; Vice President, systems, industries and services, Asia Pacific from January, 1993 to July, 1995; and Vice President, marketing and channel management, IBM Personal Computer Company—North America from February, 1990 to December, 1992. He joined IBM in 1976 as a Sales Representative.

        Mr. Pajot was appointed Executive Vice President and President, Global Business Management in January, 2006. From November, 2000 until January, 2006, Mr. Pajot was Executive Vice President and President, IMS Europe, Middle East and Africa. He joined the Company as President of IMS European Region in December, 1997. Previously, Mr. Pajot worked for 20 years with Pharmacia & Upjohn and its predecessor company, serving as Senior Vice President at Pharmacia & Upjohn from July, 1997 to December, 1997, with responsibility for global restructuring initiatives following the 1995 merger of Pharmacia & Upjohn. From November, 1995 to July, 1997, he was Senior Vice President of Pharmacia & Upjohn's Europe, Middle East and Africa Region. Prior to that, he served as Executive Vice President, Worldwide Pharmacia AB from September, 1994 to November, 1995.

        Mr. Boggs was appointed Senior Vice President and President, IMS Americas in January, 2004. He joined IMS in August, 2002 as Senior Vice President of U.S. Sales. Before joining IMS, Mr. Boggs was General Manager for IBM's Personal Systems Group—Americas, from September, 1998 to August, 2002. Prior to that, he held roles of increasing responsibility at IBM, including Director, Health and Public Sector Industries, General Manager of Healthcare for North America, and Corporate Director of Strategic Development. Mr. Boggs joined IBM in 1976 as a Marketing Representative.

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

        Mr. Knightly was appointed President, Europe, Middle East and Africa in January, 2006. From 2003 until January, 2006, he served as Senior Vice President, Marketing and Major Markets, Europe, Middle East and Africa. From 2001 to 2003, Mr. Knightly was Senior Vice President of Operations IMS Europe and from 1998 to 2001 he was Chief Financial Officer of IMS Europe. From 1994 until his transfer to Europe, Mr. Knightly served as Chief Financial Officer of IMS America. He joined IMS as Vice President Finance, Market Research Division of IMS America in 1991. Prior to that, Mr. Knightly held a number of senior financial management positions at Dun & Bradstreet Corporation from 1988 to 1991.

        Ms. Katz was appointed Vice President and Controller of IMS in October, 2001. Prior to that, Ms. Katz served as Vice President and Chief Financial Officer of American Lawyer Media, Inc., a legal journalism and information company, from September, 1998 to July, 2001. She was Vice President and Treasurer of Cognizant Corporation from August, 1996 to August, 1998. Ms. Katz held a number of senior financial management positions at Dun & Bradstreet Corporation from 1980 to 1996.

        Mr. Ford was appointed Vice President and Treasurer in February, 2004. Prior to that, from October, 2001 to February, 2004, he served as Vice President and Chief Financial Officer of the IMS European Region. Mr. Ford joined IMS in July of 1999, as Assistant Controller of IMS. Prior to joining IMS, Mr. Ford served for twelve years at the accounting firm of PricewaterhouseCoopers serving in various positions of increasing management responsibility.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The principal market on which our common stock is traded is the NYSE. Information relating to the high and low sales prices per share of our common stock for each full quarterly period during 2004 and 2005 is set forth under the heading "IMS Health Common Stock Information" in Part II, Item 7 of this Annual Report on Form 10-K. As of February 17, 2006, there were 4,775 holders of record of our common stock.

        Information relating to our payment of dividends during 2004 and 2005 is set forth under the heading "Dividends" in Part II, Item 7 of this Annual Report on Form 10-K.

        The following table provides information about our purchase during the quarter ended December 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs(2)
October 1–31, 2005	—	—	—	14,374,200
November 1–30, 2005	825,000	$24.44	825,000	13,549,200
December 1–31, 2005	3,175,000	$24.65	3,175,000	10,374,200
Total	4,000,000	$24.61	4,000,000	10,374,200

(1)
All shares were repurchased through our publicly announced stock repurchase programs.

(2)
On December 4, 2004, we announced a stock repurchase program to buy up to 10,000,000 shares of our common stock. Unless terminated earlier by resolution of our Board of Directors, the December 2004 program will expire when we have repurchased all shares authorized for repurchase thereunder. As of December 31, 2005, we had repurchased 9,625,800 shares under the December 2004 program. On November 16, 2005, we announced another stock repurchase program to buy up to 10,000,000 shares of the Company's common stock. Unless terminated earlier by resolution of our Board of Directors, this program will expire when we have repurchased all shares authorized for repurchase thereunder. As of December 31, 2005, no shares had been purchased under the November 2005 program.

On January 25, 2006, our Board of Directors authorized a repurchase program to buy up to 30,000,000 shares of our common stock. On January 31, 2006, we purchased 25,000,000 shares of our common stock pursuant to an accelerated share repurchase program.

As of February 15, 2006, 11,374,200 shares remained available for purchase under our publicly announced share repurchase programs.

        Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

        The Selected Financial Data table is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Dollars and shares in thousands, except per share data.

        This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes.

Executive Summary

Our Business

        IMS Health Incorporated ("we", "us" or "our") is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. We offer leading-edge business intelligence products and services that are integral to our clients' day-to-day operations, including portfolio optimization capabilities; launch and brand management solutions; sales force effectiveness innovations; managed care and over-the-counter offerings; and consulting and services solutions that improve ROI and the delivery of quality healthcare worldwide. Our information products are developed to meet client needs by using data secured from a worldwide network of suppliers in the markets where operations exist. Key information products include:

  •
  Sales Force Effectiveness to optimize sales force productivity and territory management;

  •
  Portfolio Optimization to provide clients with insights into market opportunity and business development assessment; and

  •
  Launch, Brand Management and Other to support client needs relative to market segmentation and positioning and life cycle management for prescription and over-the-counter pharmaceutical products.

        Within these business lines, we provide consulting and services that use in-house capabilities and methodologies to assist pharmaceutical clients in analyzing and evaluating market trends, strategies and tactics, and to help in the development and implementation of customized software applications and data warehouse tools.

        We operate in more than 100 countries. Until December 21, 2004, we also owned approximately a 25% equity interest in the TriZetto Group, Inc. ("TriZetto") (see Note 9 to the Consolidated Financial Statements).

        We manage on a global business model with global leaders for the majority of our critical business processes and accordingly have one reportable segment.

        We believe that important measures of our financial condition and results of operations include operating revenue, constant dollar revenue growth, operating income, operating margin and cash flows.

Split-Off of Cognizant Technology Solutions Corporation Segment ("CTS")

        Until February 6, 2003, we also consolidated CTS, which provides custom Information Technology ("IT") design, development, integration and maintenance services. CTS is a publicly traded corporation on the NASDAQ national market system. We owned 55.3% of the common shares outstanding of CTS (92.5% of the outstanding voting power) as of December 31, 2002. On February 6, 2003, we divested CTS through a split-off transaction, and as a result, during 2003, we recorded a net gain from discontinued operations of $496,887. Our share of CTS' results are presented as discontinued operations for 2003 through the date of divestiture (see Note 5 to the Consolidated Financial Statements).

Performance Overview

        Our diluted earnings per share of Common Stock were $1.22 for 2005, a $0.02 per share increase compared with 2004. Our 2005 results reflected operating income growth in 2005 compared to 2004 resulting from strong operating revenues of $1,755 in 2005, a growth of approximately 12% from operating revenues of $1,569 in 2004. The increase in our operating revenue resulted from growth in revenue in all three of our business lines, together with the effect of currency translation. The increase in our operating costs was primarily due to increased cost of data, increases in costs related to consulting and services, and operating costs of acquired business.

        Our net income remained flat in 2005 compared to 2004 due to the income tax expense related to the decision to repatriate $647,000 of foreign earnings back to the U.S. during 2005 under the American Jobs Creation Act of 2004 ("AJCA").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

Results of Operations

        References to constant dollar results.    We report results in U.S. dollars but we do business on a global basis. Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. dollars and have important effects on our results. In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms. We believe this information facilitates a comparative view of business growth. In 2005, the U.S. dollar was generally weaker against other currencies for the first nine months of the year; in the fourth quarter, the dollar generally strengthened compared to 2004. As a result, growth at constant dollar exchange rates was generally lower than growth at actual currency exchange rates until the fourth quarter of 2005. See "How Exchange Rates Affect Our Results" below for a more complete discussion regarding the impact of foreign currency translation on our business.

				% Variance
	Years ended December 31,
				2005 vs. 2004	2004 vs. 2003
	2005	2004	2003
Operating Revenue	$1,754,791	$1,569,045	$1,381,761	11.8%	13.6%
Operating costs	776,010	668,144	578,666	16.1	15.5
Selling and administrative expenses	435,410	384,016	329,251	13.4	16.6
Depreciation and amortization	104,623	93,534	75,132	11.9	24.5
Severance, impairment and other charges	—	36,890	37,220	NM	(0.9)
Merger costs	17,928	—	—	NM	NM

Operating Income	$420,820	$386,461	$361,492	8.9%	6.9%

Operating Income

        Our operating income for 2005 increased 8.9% to $420,820 from $386,461 in 2004. The change was primarily due to the increase in our operating revenue, partially offset by an increase in our operating costs and selling and administrative expenses driven primarily by increased cost of data and investments in new products and consulting and services capabilities. Absent the impact of 2004 severance, impairment and other charges, and 2005 merger costs, our operating income increased by 3.6% at reported exchange rates and 4.1% in constant dollar terms.

        Our operating income for 2004 increased 6.9% to $386,461 from $361,492 in 2003. The change was primarily due to the increase in our operating revenue, partially offset by an increase in our operating costs and selling and administrative expenses driven primarily by investments in new products and consulting and services capabilities and increased cost of data. Absent the impact of severance, impairment and other charges, our operating income increased by 6.2% at reported exchange rates and 2.6% in constant dollar terms.

Operating Revenue

        Our operating revenue for 2005 grew 11.8% to $1,754,791 from $1,569,045 in 2004 and grew 13.6% in 2004 to $1,569,045 from $1,381,761 in 2003. On a constant dollar basis our operating revenue growth was 11.7% in 2005 and 8.3% in 2004. The increases in our operating revenue resulted from growth in revenue in all three of our business lines, together with the effect of currency translation. On a constant dollar basis, acquisitions completed in 2005 and 2004 contributed 4.0 percentage points of our operating revenue growth during 2005, while acquisitions completed in 2004 and 2003 contributed 2.4 percentage points of our operating revenue growth during 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

Summary of Operating Revenue

				% Variance 2005 vs 2004		% Variance 2004 vs 2003
	Years ended December 31,
					Constant Dollar		Constant Dollar
	2005	2004	2003	Reported		Reported
Sales Force Effectiveness	$847,733	$778,942	$706,073	8.8%	8.6%	10.3%	5.7%
Portfolio Optimization	501,199	459,086	422,911	9.2	8.9	8.6	3.6
Launch, Brand and Other	405,859	331,017	252,777	22.6	22.9	31.0	23.6

Operating Revenue	$1,754,791	$1,569,045	$1,381,761	11.8%	11.7%	13.6%	8.3%

  •
  Sales Force Effectiveness revenue for 2005 grew primarily due to growth in Early View and Long Term Care revenue in the U.S., core Xponent offerings in Europe, DDD in the Asia Pacific region, and acquisitions. Revenue for 2004 grew primarily due to core Xponent offerings in the United States, Canada and Europe, growth in the Asia Pacific region (excluding Japan), Latin America, and acquisitions.

  •
  Portfolio Optimization revenue for 2005 and 2004 grew primarily due to strong demand for certain of our core products, including MIDAS Quantum, KnowledgeLink, our proprietary search engine, and NPA Market-Dynamics, our premier longitudinal offering in the United States.

  •
  Launch, Brand Management and other revenue for 2005 grew primarily due to the acceptance of our consulting and services offerings, and acquisitions. Revenue for 2004 grew primarily due to Prescriber Profiler and Market Prognosis in the United States and Consumer Health in Europe. Revenue also grew in 2004 due to increases in barter transactions, in which we exchange data for data, or data for other services such as advertising, software licenses and panel recruitment.

        Consulting and services revenue, as included in the business lines above, was $275,108 for 2005, up 49.6% from $183,945 in 2004 (approximately 51% on a constant dollar basis). Approximately two-thirds of the consulting and services revenue growth for 2005 was attributable to acquisitions completed during 2004 and 2005. Consulting and services revenue, as included in the business lines above, grew 52.3% in 2004 from $120,744 in 2003 (approximately 46% on a constant dollar basis).

Operating Costs

        Our operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of our consulting and services offerings. Our operating costs grew 16.1% to $776,010 in 2005, from $668,144 in 2004. The increase in our operating costs was primarily due to increased cost of data, increases in costs related to consulting and services, and operating costs of acquired businesses. The effect of foreign currency translation increased our operating costs by approximately $2,000 for 2005 as compared to 2004. Excluding the effect of the change in foreign currency translation, our operating costs grew 15.8% in 2005 compared to 2004. Our operating costs grew 15.5% to $668,144 in 2004, from $578,666 in 2003. The increase in our operating costs was primarily due to foreign currency translation, increased cost of data, increases in costs related to consulting and services, and operating costs of acquired businesses. The effect of foreign currency translation increased our operating costs by approximately $33,000 for 2004 as compared to 2003. Excluding the effect of the change in foreign currency translation, our operating costs grew 9.7% in 2004 compared to 2003.

        Our operating costs generally have increased at a rate greater than operating revenues in each of the last three full fiscal years. This increase has been due to the impact of higher data costs to support revenue growth and acquisitions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

Selling and Administrative Expenses

        Our selling and administrative expenses consist primarily of the costs attributable to sales, marketing and administration, including human resources, legal, management and finance. Our selling and administrative expenses grew 13.4% in 2005, to $435,410 from $384,016 in 2004. Our selling and administrative expenses grew 16.6% in 2004, to $384,016 from $329,251 in 2003.

  •
  Foreign Currency Translation: The effect of foreign currency translation increased our selling and administrative expenses by approximately $2,000 for 2005 as compared to 2004. Excluding the effect of the change in foreign currency translation, our selling and administrative expenses grew 12.9% in 2005 compared to 2004. The effect of foreign currency translation increased our selling and administrative expenses by approximately $22,000 for 2004 as compared to 2003. Excluding the effect of the change in foreign currency translation, our selling and administrative expenses grew 10.0% in 2004 as compared to 2003.

  •
  Sales and Marketing: Sales and marketing expense increased by approximately $6,000 in 2005, compared to 2004 to support operating revenue growth. Sales and marketing expense increased by approximately $17,000 in 2004, compared to 2003 to support operating revenue growth.

  •
  Consulting: Consulting and services expenses increased by approximately $13,000 in 2005, compared to 2004 to support growth in this product category. Consulting and services expenses increased by approximately $8,000 in 2004, compared to 2003 to support revenue growth.

  •
  Settlement of class-action litigation: In the fourth quarter of 2003, we settled two class-action lawsuits for a total charge of $10,636, net of an insurance recovery. We have had no similar expense in 2004 or 2005.

Depreciation and Amortization

        Our depreciation and amortization charges increased 11.9% to $104,623 in 2005 from $93,534 in 2004, primarily due to higher amortization of intangible assets resulting from acquisitions made during the latter half of 2004 and throughout 2005, and increased software amortization associated with new products. Our depreciation and amortization charges increased 24.5% to $93,534 in 2004, from $75,132 in 2003, primarily due to computer software amortization associated with new products, which increased by approximately $13,000 in 2004 compared to 2003.

Severance, Impairment and Other Charges

        During the fourth quarter of 2004, we recorded a $36,890 pretax charge for severance, impairment and other charges, related to a plan to eliminate selected positions involved primarily in production and development. The charge consists of severance for approximately 490 employees. See Note 7 to the Consolidated Financial Statements.

        During the first quarter of 2003, we recorded a $37,220 pretax charge for severance, impairment and other charges, consisting primarily of severance charges of approximately $9,958 for approximately 80 employees, charges to exit data supply and processing contracts of $16,500, lease obligations associated with abandoned properties of $5,807, and approximately $4,955 to write down computer software to its net realizable value. See Note 7 to the Consolidated Financial Statements.

Merger Costs

        During 2005, we incurred $17,928 of costs in connection with a proposed merger with VNU N.V., a publicly traded Dutch company ("VNU") which was ultimately terminated. We also received $15,000 in the fourth quarter of 2005 as reimbursement of merger costs from VNU in connection with the termination of the proposed merger with VNU and have recorded these proceeds in Other income (expense), net. See Note 18 to the Condensed Consolidated Financial Statements for a description of the events surrounding the terminated merger with VNU.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

Trends in our Operating Margins

        Our operating margin for 2005 was 24.0%, as compared to 24.6% in 2004. Excluding the 2005 merger costs and the 2004 charge for severance, impairment and other, our operating margin decreased from 27.0% in 2004 to 25.0% in 2005. The decrease in our operating margin is primarily due to increased cost of data, continuing investments in new products and consulting and services capabilities, and operating income declines in Japan, primarily as a result of the costs incurred to ramp up sales of our new offerings.

        Our operating margin for 2004 was 24.6%, as compared to 26.2% in 2003. The decrease in our operating margin is primarily due to continuing investments in new products and consulting and services capabilities, increased cost of data, and operating income declines in Japan, primarily as a result of costs incurred to replace the discontinued weekly product.

        Recent acquisitions have also had an adverse effect on our operating margins due to the fact that some of the small businesses we have acquired have historically experienced lower operating margins than ours, and the revenue and cost synergies that we incorporate into our business plans are not all immediately realized. We also experience higher intangible amortization in the first years after completing an acquisition and may incur additional costs in integrating the acquired operations into ours, both of which tend to increase our costs and thus decrease our operating margins in the initial years of each completed acquisition.

        Operating margins generally have declined over the past three years and may continue to decline in future periods as we invest in acquisitions and new products and services to drive future revenue growth.

Non-Operating Income (Loss), net

        Our non-operating income increased 19.5% to a net gain of $33,433 in 2005 from a net gain of $27,978 in 2004. Our non-operating income (loss) increased to a net gain of $27,978 in 2004 from a net loss of $37,169 in 2003. The increase in non-operating income (loss) was primarily due to the following factors:

  •
  Interest Expense, net: Net interest expense was $12,715 in 2005, compared with $11,680 in 2004, primarily due to higher debt levels during the first half of the year and higher interest rates. Net interest expense was $11,680 in 2004, compared with $11,176 in 2003, primarily due to higher interest rates in the second half of 2004 and higher debt levels in 2004. Additionally during the year ended December 31, 2003 we recorded $909 of interest income related to our receivable from Nielsen Media Research, Inc. ("NMR").

  •
  Gains from Investments, net: Gains from investments, net, amounted to a net gain of $4,713 in 2005 as compared to a net gain of $11,892 in 2004 and a net gain of $258 in 2003. The net gain in 2005 was due to $1,690 of gains from the sale of investments, net of management fees and write-downs related to the assessment of other-than-temporary declines in the value of investments. In addition, we had gains from investments of $3,023 as a result of the divestiture of a 20% interest we had in a German company that was divested in connection with the acquisition of our remaining 50% interest in IHA. The net gain in 2004 is due to gains of $15,609 primarily from the sale of investments in the Enterprise portfolio, offset by management fees relating to the Enterprise portfolio of $1,770 and write downs related to other-than-temporary declines in value of the venture capital investments of $1,947. The net gain in 2003 is due to gains of $3,477 primarily from the sale of investments in the Enterprises portfolio and other investments, offset by management fees relating to the Enterprises portfolio of $2,564 and write downs related to other-than-temporary declines in value of the venture capital investments of $655.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

  •
  Gain from Sale of TriZetto: On December 21, 2004, IMS and TriZetto entered into a share purchase agreement pursuant to which we sold to TriZetto all of the 12,142,857 shares of Common Stock, par value $0.001 per share, of TriZetto ("TriZetto Common Stock") owned by us for an aggregate cash consideration of $81,964. We received $44,550 in December 2004 and the balance of $37,414 in January 2005. As such, the balance of $37,414 was included in Other current assets in our Consolidated Statements of Financial Position at December 31, 2004. As a result of the transaction, we recorded a pre-tax gain of $38,803 in 2004, and we no longer owned any shares of TriZetto Common Stock as of December 31, 2004. Our ownership interest in TriZetto was 25.9% at December 31, 2003. Prior to the sale of the TriZetto shares in December 2004, we had accounted for our investment in TriZetto under the equity method of accounting.

  •
  Other Income (Expense), net: Other income (expense), net, increased in 2005 to $41,435 from $(10,853) in 2004, primarily due to net foreign exchange gains of $29,800 in 2005, compared with net foreign exchange losses of $894 in 2004, and a reimbursement of $15,000 in 2005 from VNU for costs incurred by us related to the terminated merger between IMS and VNU. See Note 18 to the Consolidated Financial Statements. Other income (expense), net, decreased in 2004 to $10,853 from $25,831 in 2003, primarily due to net foreign exchange losses of $894 in 2004, compared with net foreign exchange losses of $18,974 in 2003.

Taxes

        Our effective tax rate was 37.5% in 2005, compared with 31.2% in 2004 and 51.2% in 2003. The effective tax rate for 2005 increased compared to 2004 primarily due to $40,600 of tax expense from the repatriation of $647,000 of foreign earnings back to the U.S. under the AJCA. This was partially offset by a favorable non-U.S. audit settlement of approximately $29,200. The effective tax rate in 2004 was decreased by approximately $15,100 primarily due to a favorable partial U.S. audit settlement. The effective tax rate in 2003 was increased by a charge of approximately $69,600 due to our reassessment, based on information received in April 2003, of our potential liability associated with certain D&B Legacy Tax Matters, as defined in Note 17 to the Consolidated Financial Statements, and related subsequent transactions. Partially offsetting this, the 2003 effective tax rate was decreased by the favorable settlement of a non-U.S. audit, which approximated $13,900.

        For all periods presented, our effective tax rate was reduced as a result of global tax planning initiatives. While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate.

Other Significant Gains and Losses

        Equity income (loss), net, in earnings of TriZetto of $164 and $(4,248) was recorded in 2004 and 2003, respectively.

        An impairment charge of $14,842, net of a tax benefit of $9,565, was recorded in 2003 to write down our investment in TriZetto following the continued significant decline in the market value of TriZetto shares below our carrying value. We concluded that this decline was other-than-temporary in accordance with SAB No. 59, "Views on Accounting for Noncurrent Marketable Equity Securities." See Note 9 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

Operating Results by Geographic Region

        The following represents selected geographic information for the regions in which we operate as of and for the years ended December 31, 2005, 2004 and 2003.

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Year Ended December 31, 2005:
Operating Revenue(4)	$779,982	$736,061	$238,748	—	$1,754,791
Operating Income (Loss)(5)	$292,408	$108,147	$105,342	$(85,077)	$420,820
Total Assets	$578,640	$791,210	$157,442	$445,728	$1,973,020

Year Ended December 31, 2004:
Operating Revenue(4)	$707,471	$654,336	$207,238	—	$1,569,045
Operating Income (Loss)(5)	$278,822	$105,510	$107,714	$(105,585)	$386,461
Total Assets	$434,001	$1,020,115	$158,206	$278,384	$1,890,706

Year Ended December 31, 2003:
Operating Revenue(4)	$656,788	$537,112	$187,861	—	$1,381,761
Operating Income (Loss)(5)	$274,501	$87,923	$107,805	$(108,737)	$361,492
Total Assets	$422,114	$836,600	$118,745	$266,879	$1,644,338

Notes to Geographical Financial Information:

(1)
Americas includes the United States, Canada and Latin America. Americas included Operating Revenue in the United States of $634,379, $571,245, and $537,884 in 2005, 2004, and 2003, respectively, and Total Assets of $476,320, $330,479, and $328,049 in 2005, 2004, and 2003, respectively.

(2)
Europe includes countries in Europe, the Middle East and Africa.

(3)
Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region. Asia Pacific included Operating Revenue in Japan of $155,926, $142,855, and $138,070 in 2005, 2004, and 2003, respectively, and Total Assets of $54,296, $69,498, and $51,298 in 2005, 2004, and 2003, respectively.

(4)
Operating Revenue relates to external customers and is primarily based on the location of the customer. The Operating Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)
Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions' profitability. For the year ended December 31, 2004, Severance, impairment and other charges of $6,979, $26,908, and $2,132 for the Americas, Europe, and Asia Pacific, respectively, are presented in Corporate and Other. For the year ended December 31, 2003, Severance, impairment and other charges of $17,369, $5,040 and $11,081 for the Americas, Europe and Asia Pacific, respectively, are presented in Corporate and Other. The Operating Income amounts for the geographic segments include the impact of foreign exchange in converting results into U.S. dollars.

Americas Region

        Operating revenue growth in the Americas region was 10.2% in 2005 compared to 2004 and 7.7% in 2004 versus 2003. The revenue growth was primarily due to growth of our core sales force effectiveness and portfolio optimization offerings, the launch of new product offerings, growth of our consulting and services business, and acquisitions.

        Operating income growth in the Americas region was 4.9% in 2005 compared to 2004 and 1.6% in 2004 versus 2003. Operating income growth reflects strong revenue growth throughout the region, partially offset by increased cost of data, investment in global consulting capabilities and acquisitions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

Europe Region

        Operating revenue growth in the Europe region was 12.5% in 2005 versus 2004 and 21.8% in 2004 versus 2003. The revenue growth was primarily due to strong growth in the consulting and services and sales force effectiveness offerings, and acquisitions. In 2005, revenue growth was slightly reduced by foreign exchange, whereas in 2004, revenue growth was increased by foreign exchange.

        Operating income in the Europe region increased by 2.5% in 2005 versus 2004 and 20.0% in 2004 versus 2003. The operating income growth was primarily driven by operating revenue growth, partially offset by investments in the consulting and services offerings and acquisitions. Operating income growth in 2005 was reduced by foreign exchange, whereas in 2004, operating income growth was increased by foreign exchange.

Asia Pacific Region

        Operating revenue in the Asia Pacific region grew by 15.2% in 2005 versus 2004 and 10.3% in 2004 versus 2003. The growth in revenue in 2005 was primarily due to new product offerings in Japan, strong growth throughout the rest of the region, and acquisitions. The growth in revenue in 2004 was primarily due to strong growth in the region outside of Japan and foreign exchange. Operating revenue in Japan in 2004 and 2003 was adversely affected by a data supplier issue that had resulted in the interruption of the data supply used in a weekly product, which was discontinued in the first quarter of 2003.

        Operating income in the Asia Pacific region decreased by 2.2% in 2005 versus 2004 and was virtually unchanged in 2004 versus 2003. The decline in operating income in the region was due to costs incurred to bring the new Japan products and services to market and acquisitions.

How Exchange Rates Affect Our Results

        We operate globally, deriving a significant portion of our operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results. We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations. In 2005, foreign currency translation increased U.S. dollar revenue growth by less than 0.1 percentage point, while the impact on operating income growth was an approximate decrease of 0.5 percentage point. In 2004, foreign currency translation increased U.S. dollar revenue growth by approximately 5.2 percentage points, while impact on operating income growth was an approximate increase of 3.9 percentage points.

        Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Swiss Franc. Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are charged or credited to Cumulative translation adjustment in the Consolidated Statements of Shareholders' Equity. The effect of exchange rate changes during 2005 decreased the U.S. dollar amount of Cash and cash equivalents by $14,254. The effect of exchange rate changes during 2004 and 2003 increased the U.S. dollar amount of Cash and cash equivalents by $12,113 and $11,780, respectively.

Liquidity and Capital Resources

        Cash and cash equivalents decreased $81,960 during 2005 to $362,943 at December 31, 2005 compared to $444,903 at December 31, 2004. The decrease reflects cash generated from operating activities of $309,152, offset by cash used in investing and financing activities and exchange rate changes of $267,816, $109,042, and $14,254, respectively. Including the change in short-term marketable securities, which is included in cash used in investing activities, cash and cash equivalents and short-term marketable securities decreased to $362,943 at December 31, 2005 compared to $459,956 at December 31, 2004, a decrease of $97,013.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

        We currently expect that we will use our cash and cash equivalents primarily to fund:

  •
  development of software to be used in our new products and capital expenditures to expand and upgrade our information technology capabilities and to build or acquire facilities to house our growing business (we currently expect to spend approximately $99,000 to $106,000 during 2006 for software development and capital expenditures);

  •
  acquisitions;

  •
  share repurchases;

  •
  dividends to our shareholders (we expect 2006 dividends will be $0.12 per share or approximately $24,000);

  •
  payments for tax-related matters, including the D&B Legacy Tax Matters discussed further in Note 17 to our Consolidated Financial Statements. Payments for certain of the D&B Legacy Tax Matters could be up to approximately $84,400 in the 2006; and

  •
  pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $9,000 in 2006) (see Note 12 of the Consolidated Financial Statements).

        Net cash provided by operating activities amounted to $309,152 for the year ended December 31, 2005, a decrease of $91,120 over the comparable period in 2004. The decrease relates primarily to payments of severance benefits and income taxes in 2005.

        Net cash used in investing activities amounted to $267,816 for the year ended December 31, 2005, an increase in cash used of $173,234 over the comparable period in 2004. The increase relates primarily to the higher level of acquisition spending in 2005, and the purchase of a new company plane, net of proceeds from the sale of an existing company plane.

        Net cash used in financing activities amounted to $109,042 for the year ended December 31, 2005, a decrease of $108,290 over the comparable period in 2004. This decrease was primarily due to a $116,152 decrease in payments for purchases of treasury stock, and an increase of $68,990 in proceeds from the exercise of stock options, partially offset by a $12,260 decrease in net borrowings in 2005 as compared to a $68,169 increase in net borrowings in 2004.

        Financing activities include cash dividends paid of $0.08 per share annually ($0.02 per share quarterly), which amounted to $18,405 and $18,846 during 2005 and 2004, respectively. The payments and level of cash dividends by IMS are subject to the discretion of the Board of Directors of IMS. Any future dividends, other than the $0.03 per share dividend for the first quarter of 2006, which was declared by the Board of Directors of IMS in February 2006, will be based on, and affected by, a number of factors, including the operating results and financial requirements of IMS.

Stock Repurchase Programs

        Our share repurchase program has been developed to buy opportunistically, when we believe that our share price provides us with an attractive use of our cash flow and debt capacity. As of February 15, 2006, approximately 11,374 shares remained available for purchase under our repurchase programs.

        On January 31, 2006, we purchased 25,000 shares of outstanding Common Stock at a cost of approximately $627,000, pursuant to an accelerated share repurchase program ("ASR"). The ASR agreement provides for the final settlement of the contract in either cash or additional shares of our Common Stock at our sole discretion. Our final settlement amount will increase or decrease based on our share price over the settlement period.

        On January 25, 2006, the Board of Directors authorized a repurchase program to buy up to 30,000 shares.

        On November 16, 2005, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. As of December 31, 2005, all of the 10,000 shares remained available for repurchase under the November 2005 program.

        On December 14, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. As of December 31, 2005, approximately 374 shares remained available for repurchase under the December 2004 program.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

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

        During 2005, we repurchased approximately 10,213 shares of outstanding Common Stock under these programs at a total cost of $246,507. During 2004, we repurchased approximately 15,000 shares of outstanding Common Stock under these programs at a total cost of $362,659, including the repurchase of 4,600 shares on January 9, 2004 pursuant to a prior ASR. As required under the prior ASR agreement, we paid an additional $942 of cash in May 2004 as the final settlement amount based on an increase in our share price over the settlement period. During 2003, we repurchased approximately 9,601 shares of outstanding Common Stock under these programs at a total cost of $184,155.

        Shares acquired through our repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, with the exception of purchases pursuant to the 2006 ASR.

Debt

        In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility. At December 31, 2005, our debt totaled $611,431, and management does not believe that this level of debt poses a material risk to us due to the following factors:

  •
  in each of the last three years, we have generated strong net cash provided by operating activities in excess of $300,000;

  •
  at December 31, 2005, we had $362,943 in worldwide cash and cash equivalents;

  •
  at December 31, 2005, we had $235,859 of unused debt capacity under our existing bank credit facilities; and

  •
  we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

        The following table summarizes our long-term debt at December 31:

	2005	2004
4.6% Private Placement Note, principal payment of $150,000 due January 2008, net of interest rate swaps of $(2,710) and $270, respectively	$147,290	$150,270
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 0.45%	371,924	—
Swiss Franc denominated borrowings at average floating rates of approximately 1.34%	92,217	—
U.S. Dollar denominated borrowings at average floating rates of approximately 2.30%	—	476,400

Total long-term debt	$611,431	$626,670

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

        On April 5, 2004, we entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the "Unsecured Facility"). The Unsecured Facility replaced our lines of credit with several domestic and international banks. On March 9, 2005, we renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the "Amended and Restated Facility"). The terms of the Amended and Restated Facility extended the maturity of facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits. Total Borrowings under these existing lines were $464,141 and $476,400 at December 31, 2005 and 2004, respectively, all of which were classified as long-term. We define long-term lines as those where the lines are non-cancelable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement. In general, rates for borrowing under the Amended and Restated Facility are LIBOR plus 40 basis points and can vary based on our Debt to EBITDA ratio. The weighted average interest rates for our lines were 0.62% and 2.83% at December 31, 2005 and 2004, respectively. In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.9%. At December 31, 2005, we had approximately $235,859 available under our existing bank credit facilities.

        In March and April 2002, we entered into interest rate swaps on a portion of our variable rate debt portfolio. In March 2005, $50,000 of these swaps matured. The remaining arrangement converts the variable interest rates to a fixed interest rate of 5.08% on a notional amount of $25,000 and matures in April 2006. We accounted for the interest rate swaps as cash flow hedges and recorded any changes in fair value in Other Comprehensive Income. We determine the fair values based on estimated prices quoted by financial institutions. The fair values of these swaps were $(100) and $(1,022) as of December 31, 2005 and 2004, respectively.

        In January 2003, we closed a private placement transaction pursuant to which we issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%. We used the proceeds to pay down short-term debt. We also swapped $100,000 of our fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points. We accounted for these swaps as fair value hedges under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." We determined the fair values based on estimated prices quoted by financial institutions. The fair value of the swap was $(2,710) and $270 as of December 31, 2005 and 2004, respectively.

        Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements and the 2003 private placement transaction, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges. At December 31, 2005, we were in compliance with these financial debt covenants and we anticipate that we will remain in compliance with the covenants over the term of the borrowing arrangements.

Recent Borrowings

        In January 2006, we closed a private placement transaction pursuant to which our Japanese subsidiary issued 34,395,000 Japanese Yen seven-year debt (equal to $300,000 at date of issuance) to several highly rated insurance companies at a fixed rate of 1.70%. We used the proceeds to refinance existing debt in Japan.

        We funded the January 2006 ASR referred to above under Stock Repurchase Programs through our existing cash balances, $100,000 available under our existing bank credit facilities referred to below, an additional $300,000 made available under our existing bank credit facilities as a result of the private placement transaction in Japan noted above and through a $150,000 bridge loan obtained in February 2006. The bridge loan has a term of 90 days from its inception and bears interest at an annual rate of approximately 5%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

Severance, Impairment and Other Charges

        During the fourth quarter of 2004, we recorded $36,890 of Severance, impairment and other charges as a component of operating income. As a result of leveraging prior investments in technology and process improvements, we committed to a plan to eliminate selected positions involved primarily in production and development. The plan resulted in a charge for one-time termination benefits relating to a headcount reduction of approximately 490 employees located primarily in Europe and the U.S. These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable. See Note 7 to the Consolidated Financial Statements.

        All of the charge will be settled in cash. We paid approximately $24,052 during 2005 and the remaining accrual balance at December 31, 2005 was $12,386. Substantially all termination actions under this plan have been completed by the end of 2005.

Severance related reserves
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(24,052)

Balance at December 31, 2005	$12,386

        We currently expect that a substantial portion of the cash outlays relating to the 2004 fourth quarter charge will be applied against the remaining December 31, 2005 balance during 2006.

        During the three months ended March 31, 2003, we recorded $37,220 of Severance, impairment and other charges as a component of operating income. These charges were designed to further streamline operations and increase productivity through a worldwide reduction in headcount of approximately 80 employees and charges related to impaired contracts and assets. The contract-related charges were for impaired data supply and data processing contacts primarily in our U.S. and Japanese operations. The asset write-downs portion of the 2003 charge related to our decision to abandon certain products and as such, certain computer software primarily in the U.S., Japan and Europe was written-down to its net realizable value. See Note 7 to the Consolidated Financial Statements.

	Severance related reserves	Contract related reserves	Asset write-downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 utilization	(1,637)	(3,614)	—	(5,251)
2005 utilization	(378)	(6,747)	—	(7,125)
Adjustments	(1,746)	67	1,679	—

Balance at December 31, 2005	$—	$4,966	$—	$4,966

        Approximately $9,958 of the 2003 charge related to a worldwide reduction in headcount of approximately 80 employees. These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

        The cash portion of the 2003 charge amounted to $30,586, of which we paid approximately $7,125, $5,251 and $13,244 during 2005, 2004 and 2003, respectively, related primarily to employee termination benefits and contract-related charges. The remaining accrual of $4,966 at December 31, 2005 relates to lease obligations.

        During 2003, we reversed approximately $1,750 of severance related charges originally included in the 2003 charge due to our refinement of estimates. We also recorded additional charges during 2003 of approximately $1,700 related primarily to a software impairment charge.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

        During the fourth quarter of 2001, we completed the assessment of our Competitive Fitness Program. This program was designed to streamline operations, increase productivity, and improve client service. In connection with this program, we recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income. As of December 31, 2005, approximately $5,629 remains to be utilized from 2006 to 2013 primarily related to severance and lease payments. See Note 7 to the Consolidated Financial Statements.

	Severance related reserves	Contract related reserves	Asset write-downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(455)	(1,232)	—	(1,687)
2005 utilization	(262)	(1,881)	—	(2,143)
Adjustments	(688)	(274)	962	—

Balance at December 31, 2005	$1,894	$3,735	$—	$5,629

        We expect that future results will benefit from the 2001 and 2003 restructuring charges to the extent of the contract-related charges and asset write-downs primarily through 2007. Our severance actions in the 2001 and 2003 programs related to a shifting of resources around the Company. The benefits from the 2004 severance actions will be partially offset by headcount additions in selected locations. The benefits will be realized primarily in Operating costs and Selling and administrative expense, with a partial year of benefit realized in 2005 and a full year of benefit expected to be realized in 2006. For the 2001 and 2003 charges the income statement lines that will be impacted in future periods are Operating costs for the contract-related charges and Depreciation and amortization related to the asset write-downs. However, we do not expect a material impact on future cash flows due to the fact that we are still contractually obligated to continue to make payments under impaired contracts.

Contractual Obligations

        Our contractual obligations include facility leases, agreements to purchase data and telecommunications services, leases of certain computer and other equipment and projected pension and other postretirement benefit plan contributions. At December 31, 2005, the minimum annual payment under these agreements and other contracts that have initial or remaining non-cancelable terms in excess of one year are as listed in the following table:

	Year
	2006	2007	2008	2009	2010	Thereafter	Total
Operating Leases(1)	$26,831	$18,936	$15,267	$11,801	$9,692	$31,139	$113,666
Data Acquisition and Telecommunication Services(2)	98,005	70,673	55,677	28,144	16,593	4,352	273,444
Computer and Other Equipment Leases(3)	20,994	17,500	9,259	3,333	1,931	18	53,035
Projected Pension and Other Postretirement Benefit Plan Contributions(4)	9,000	—	—	—	—	—	9,000
Long-term Debt(5)	2,862	2,862	152,862	2,862	464,714	—	626,162
Other Long-term Liabilities reflected on Consolidated Balance Sheet(6)	8,388	11,916	10,294	10,894	11,514	66,647	119,653

Total	$166,080	$121,887	$243,359	$57,034	$504,444	$102,156	$1,194,960

(1)
Rental expense under real estate operating leases for the years 2005, 2004 and 2003 was $24,107, $22,700 and $17,907, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

(2)
Expense under data and telecommunications contracts for the years 2005, 2004 and 2003 was $139,652, $137,415 and $124,578, respectively.

(3)
Rental expense under computer and other equipment leases for the years 2005, 2004 and 2003 was $19,912, $18,422 and $18,318, respectively. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.

(4)
Our contributions to pension and other postretirement benefit plans for the years 2005, 2004 and 2003 were $32,657, $35,930 and $31,914, respectively.

  The estimated contribution amount shown for 2006 includes both required and discretionary contributions to funded plans as well as benefit payments from unfunded plans. The majority of the expected contribution shown for 2006 is required.

(5)
Amounts represent the principal balance plus estimated interest expense under our long-term debt (see Note 11 to the Consolidated Financial Statements).

(6)
Includes estimated future funding requirements related to pension and postretirement benefits (see Note 12 to the Consolidated Financial Statements) and the long-term portions of the 2001 and 2003 severance, impairment and other charges (see Note 7 to the Consolidated Financial Statements). As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: long-term tax liabilities ($50,300), deferred taxes ($122,223) and other sundry items ($8,594).

        Under the terms of the purchase agreements related to acquisitions made since 2002, we may be required to pay additional amounts in relation to performance results for the period from 2006 to 2008 as contingent consideration. Based on current estimates, we expect the additional payments under these agreements to total approximately $40,000. As of December 31, 2005, approximately $26,000 was earned under these contingencies. The remaining annual contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2006 through 2008. See Notes 15 and 17 to the Consolidated Financial Statements.

Off-Balance Sheet Obligations

        As of December 31, 2005, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of SEC Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Market Risk

        Our primary market risks are the impact of foreign exchange fluctuations on non-dollar-denominated revenue, the impact of price fluctuations on equity securities and the impact of interest rate fluctuations on interest expense.

        We transact business in more than 100 countries and are subject to risks associated with changing foreign exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, we enter into foreign currency forward contracts to minimize the impact of foreign exchange movements on net income and on the value of non-functional currency assets and liabilities.

        It is our policy to enter into foreign currency transactions only to the extent necessary to meet our objectives as stated above. We do not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged are the Euro, the Japanese Yen, the British Pound, the Swiss Franc and the Canadian Dollar.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

        The contractual value of our hedging instruments was approximately $177,954 at December 31, 2005. The fair value of these hedging instruments is subject to change as a result of potential changes in foreign exchange rates. We assess our market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values based on a hypothetical 10% change in currency rates. The potential loss in fair value for foreign exchange rate-sensitive instruments, all of which were foreign currency forward contracts, based on a hypothetical 10% decrease in the value of the U.S. dollar or, in the case of non-dollar-related instruments, the currency being purchased, was $14,341 at December 31, 2005. However, the change in the fair value of foreign exchange rate-sensitive instruments would likely be offset by a change in the fair value of the asset or liability being hedged. The estimated fair values of the foreign exchange risk management contracts were determined based on quoted market prices.

        We also invest in equity securities and are subject to equity price risk. These investments are classified as available for sale and consequently, carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of Shareholders' Equity. We do not hedge this market risk exposure. We assess our market risk based on changes in market prices utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values based on a hypothetical 10% decrease in the market price of these securities. A 10% decline in the market price of these equity securities would cause the fair value of the securities to decrease by $108 at December 31, 2005.

        We also borrow funds and since the interest rate associated with those borrowings changes over time, we are subject to interest rate risk. We have not hedged all of this exposure. We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the increase in annual interest expense based on a hypothetical 1% increase in interest rates. This would have amounted to approximately $5,937 at December 31, 2005 and would be partially offset by higher returns on invested cash.

Forward-Looking Statements and Risk Factors

        This Annual Report on Form 10-K, as well as information included in oral statements or other written statements made or to be made by us, contain statements that, in our opinion, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "project," "estimate," "will," "may," "should," "future," "predicts," "potential," "continue" and similar expressions identify these forward-looking statements, which appear in a number of places in this Annual Report and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, foreign currency conversion and all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers. Investors are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements. These risks and uncertainties include, but are not limited to:

  •
  risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks—we derived approximately 64% of our operating revenue in 2005 from non-U.S. operations;

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

  •
  competition, particularly in the markets for pharmaceutical information;

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

        Consequently, all of the forward-looking statements we make in this document are qualified by the information contained herein, including, but not limited to, the information contained under this heading and our Consolidated Financial Statements and notes thereto and by the material set forth under the headings "Business" and "Risk Factors" in Part I, Items 1 and 1A, respectively, of this Annual Report on Form 10-K. We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events of occurrences.

Critical Accounting Policies

        Note 2 to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Following is a brief discussion of the more significant accounting policies and methods used by us.

        Management's discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

        The preparation of financial statements and related disclosures in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. The most significant estimates relate to allowances, work-in-process inventories, investments, depreciation of fixed assets including salvage values, carrying value of goodwill and intangible assets, provision for income taxes and tax assets and liabilities, reserves for severance, pensions, employee benefits, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could vary from the estimates and assumptions used in the preparation of the accompanying Consolidated Financial Statements.

        We believe the following critical policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

        Revenue recognition.    We recognize revenue as earned, which is over the service period as our products are delivered or related services are performed. Advance payments for services and subscriptions are credited to deferred revenues and reflected in operating revenue over the subscription term, which is generally one year. Revenues from post-contract customer support (maintenance) are recognized on a straight-line basis over the term of the arrangement. Revenues from time and material service agreements are recognized as the services are provided. Revenues from fixed price service contracts are recognized over the contract term based on the ratio of the number of hours incurred for services provided during the period compared to the total estimated hours to be incurred over the entire arrangement. Under the terms of these contracts, all services provided by us and our subsidiaries through the date of cancellation are due and payable.

        We enter into barter transactions in the normal course in which we exchange data for data, or data for other services such as advertising, software licenses and panel recruitment. We recognize revenue from barter transactions as our products are delivered or services are performed. The related barter expense is recognized as the products or services are utilized by us, the majority of which is in the same accounting period as the related barter revenue. Barter transactions are valued based on either the fair value of the products or services received by us or the fair value of the information or services delivered to customers, whichever is more clearly evident. Our barter revenues have accounted for approximately 4% to 5% of total consolidated revenues in each of the three years ended December 31, 2005. We expect that barter revenues will continue to account for approximately 4% to 5% of total consolidated revenues.

        Pensions and other postretirement benefits.    We provide a number of retirement benefits to our employees, including defined benefit pension plans and post retirement medical plans. We account for these plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively, and accordingly, the determination of benefit obligations and expense is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, expected return on plan assets, cash balance crediting rate, lump sum conversion rate and the assumed rate of compensation increases. In addition, retiree medical care cost trend rates are a key assumption used exclusively in determining costs under SFAS No. 106. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as the turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them when our experience deems it appropriate to do so.

        The discount rate is the rate at which the benefit obligations could be effectively settled. For U.S. plans, the discount rate is determined by matching the plans' expected cash flow (determined on a PBO basis) with spot rates developed from a yield curve comprised of high-grade (Moody's Aa and above) non-callable corporate bonds to develop the present value of the expected cash flow, and then determining the single rate (discount rate) which when applied to the expected cash flow derives that same present value. In the UK specifically, the discount rate is based on the current yield of the iBoxx Corporate GBP Aa over 15 year bond index, which is an index of high quality corporate bonds. For the other non-U.S. plans, the discount rate is based on the current yield of an index of high quality corporate bonds. At December 31, 2005, we reduced the discount rate from 6.00% to 5.75% for our U.S. pension plans and postretirement benefit plan and we reduced the discount rate for our UK pension plan from 5.50% to 4.75%. The U.S. and UK plans represent 94% of the consolidated benefit obligation as of December 31, 2005. Reduction in the discount rate also occurred in other non-U.S. countries, where the range of applicable discount rates at December 31, 2005 is 1.4%–9.0% versus a range of 1.5%–10.0% at December 31, 2004. These smaller non-U.S. plans constitute only 6% of the consolidated benefit obligation at December 31, 2005. As a sensitivity measure, the 25 basis point decrease in the discount rate will result in an increase in the 2006 U.S. pension expense (pre-tax) of approximately $800.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

        Under the U.S. Pension Plan, participants have a notional retirement account that increases with pay and investment credits. The rate used to determine the investment credit (cash balance crediting rate) varies monthly and is equal to 1/12th of the yield on 30-year Treasuries, with a minimum of 0.25%. At retirement, the account is converted to a monthly retirement benefit using a conversion rate (lump sum conversion rate) based on the yield on 30-year Treasuries at retirement. The corresponding 25 basis point decrease in the cash balance crediting and lump sum conversion rates will result in a decrease in the 2006 U.S. pension expense (pre-tax) of approximately $925.

        In selecting an expected return on plan asset assumption, we consider the returns being earned by the plan assets in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. At January 1, 2006 the expected return on plan assets for the U.S. pension plans is 8.50%, which has been reduced from 8.75% at January 1, 2005. Outside the U.S. the range of applicable expected rates of return is 0.42%–10.0% as of January 1, 2006, which is unchanged versus the previous year. The actual return on plan assets will vary from year to year versus this assumption. We believe it is appropriate to use long-term expected forecasts in selecting our expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts. The expected return on assets and the actual return on assets were $22,051 and $26,598, respectively, for the year ended December 31, 2005.

        We utilize a corridor approach to amortizing unrecognized gains and losses in our pension and postretirement plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service-life of active employees expected to receive benefits. At December 31, 2005, the weighted-average remaining service-life of active employees was 13 years.

        At December 31, 2005, the fair value of assets in our pension plans exceeded the projected benefit obligation by $11,361. Additional information on pension and other postretirement benefit plans is contained in Note 12 to the Consolidated Financial Statements.

        Computer software.    Direct costs incurred in the development of computer software are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Research and development costs incurred to establish technological feasibility of a computer software product are expensed in the periods in which they are incurred. Capitalization ceases and amortization starts when the product is available for general release to customers. Computer software costs are amortized on a product by product basis over three to seven years. Annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. We periodically review the unamortized capitalized costs of computer software products based on a comparison of the carrying value of computer software with its estimated net realizable value. We recognize immediately any impairment losses on capitalized software as a result of our review or upon our decision to discontinue a product. See Note 6 of Notes to Consolidated Financial Statements.

        We capitalize internal-use software costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

        Goodwill and other intangibles.    Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with the provisions of SFAS No. 142 goodwill is no longer amortized. We review the recoverability of goodwill annually by comparing the estimated fair values of reporting units (based on discounted cash flow analysis) with their respective net book values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. We completed our annual impairment test as of September 30, 2005 and were not required to recognize a goodwill impairment charge. See Note 6 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

        Other long-lived assets.    In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review the recoverability of our long-lived assets and finite-lived identifiable intangibles held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the assessment of possible impairment is based on our ability to recover the carrying value of the asset from the undiscounted expected future cash flows of the asset. If the future cash flows are less than the carrying value of such asset, an impairment charge is recognized for the difference between the estimated fair value and the carrying value.

        Income taxes.    We operate in more than 100 countries around the world and our earnings are taxed at the applicable income tax rate in each of those countries. We provide for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate. See Note 14 to the Consolidated Financial Statements.

        In October 2004, the AJCA was signed into law. The AJCA allows companies to repatriate earnings from non-U.S. subsidiaries at a reduced U.S. tax rate. During the first quarter of 2005, we made the decision to repatriate $647,000 of foreign earnings back to the U.S. and accrued the tax associated with such remittance. In the second quarter of 2005, we adjusted our original estimate of the tax expense related to the repatriation primarily due to a technical correction as to the treatment of the gross-up of dividends repatriated under this provision. We completed the repatriation during the fourth quarter of 2005 and the tax provision has been adjusted to reflect the estimated tax liability associated with the repatriation. As of December 31, 2005, we maintained our intention to indefinitely reinvest the remaining undistributed earnings of non-U.S. subsidiaries. Deferred tax liabilities for U.S. federal income taxes have not been recognized for these undistributed earnings. It is not currently practicable to determine the amount of applicable taxes.

        Foreign currency translation.    We have significant investments in non-U.S. countries. Therefore, changes in the value of foreign currencies affect our Consolidated Financial Statements when translated into U.S. dollars. For all operations outside the United States of America where we have designated the local currency as the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. For these countries, currency translation adjustments are accumulated in a separate component of Shareholders' Equity, whereas transaction gains and losses are recognized in Other income (expense), net. For operations in countries that are considered to be highly inflationary or where the U.S. dollar is designated as the functional currency, monetary assets and liabilities are remeasured using end-of-period exchange rates, whereas non-monetary accounts are remeasured using historical exchange rates, and all remeasurement and transaction adjustments are recognized in Other income (expense), net.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

        Securities and other investments.    We hold investments in marketable equity securities and partnership interests in venture capital partnerships. The equity securities are classified as available-for-sale and are therefore recorded at fair value in the financial statements. Unrealized gains and losses related to the available-for-sale securities are recorded within Other Comprehensive Income, a component of Shareholders' Equity. Realized gains and losses are recorded in earnings in the period in which the securities are sold. The partnership interests are recorded in the financial statements at cost. On a quarterly basis we make estimates of the market value of these investments and reduce the carrying value of the investments if there is an other-than-temporary decline in the fair value below cost. We evaluate the recoverability of the underlying securities in each partnership on an individual basis. No investments had an estimated fair value less than the carrying value of the investment as of December 31, 2005 and 2004.

        Legal costs.    Legal costs in connection with loss contingencies are expensed as incurred.

Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of all employee share-based payments, including grants of employee stock options, using a fair-value based method, such as the Black-Scholes option valuation model at the date of the grant. The resulting cost is then recognized as compensation cost in the Consolidated Statements of Income over the service period during which an employee is required to provide service in exchange for the award (usually the vesting period). In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123R to the first annual reporting period beginning after June 15, 2005. We are currently evaluating the impact of SFAS No. 123R; however, based upon outstanding as well as future anticipated stock-based award grants through December 31, 2006, we expect that the adoption under the modified prospective method will have approximately a $0.13 fully diluted earnings per share impact on our consolidated results of operations for the year ending December 31, 2006. For a description of our model and assumptions used to calculate the fair value of our stock-based awards, refer to Note 13 of the Notes to Consolidated Financial Statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29." SFAS No. 153 amends APB No. 29, "Accounting for Nonmonetary Transactions," to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial position, results of operations or cash flows for the year ending December 31, 2005.

        In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless it would be impracticable to do so. SFAS No. 154 supersedes APB No. 20, "Accounting Changes," which previously required most voluntary changes in accounting principle to be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Further, under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial position, results of operations or cash flows for the year ending December 31, 2006.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        (Dollars and shares in thousands, except per share data.)

IMS Health Common Stock Information

        IMS's Common Stock is listed on the New York Stock Exchange (symbol "RX"). The number of shareholders of record on December 31, 2005 and 2004, were approximately 4,809 and 5,300, respectively. Total shares outstanding on December 31, 2005 and 2004, were approximately 227,970 and 229,130, respectively. As a result of the CTS Split-Off (see Note 5 to the Consolidated Financial Statements) IMS acquired 36,540 shares of its Common Stock in February 2003. Approximately 99.0% of IMS's shares are held by institutions. The following table shows the high and low sales prices for our Common Stock during the four quarters of 2005 and 2004:

	Price Per Share ($) 2005			Price Per Share ($) 2004
	High	Low		High	Low
First Quarter	25.00	22.01	First Quarter	26.80	21.73
Second Quarter	25.00	22.71	Second Quarter	26.48	22.82
Third Quarter	28.60	24.45	Third Quarter	26.36	21.75
Fourth Quarter	25.85	22.73	Fourth Quarter	24.35	20.16

Year	28.60	22.01	Year	26.80	20.16

Dividends

        The payments and level of cash dividends by IMS are subject to the discretion of the Board of Directors of IMS. For the years ended December 31, 2005 and 2004, IMS declared quarterly dividends of $0.02 per share, or $0.08 per share on an annual basis. In February 2006, the Board of Directors of IMS authorized a $0.01 per share increase to the quarterly dividend. Any future dividends other than the $0.03 per share dividend for the first quarter of 2006, which was declared by the Board of Directors of IMS in February 2006, will be based on, and affected by, a number of factors, including the operating results and financial requirements of IMS.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        Quantitative and qualitative disclosures about market risk are set forth under "Market Risk" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K, and in "Note 11. Financial Instruments" of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page No.
Statement of Management's Responsibility for Financial Statements	41
Management's Report on Internal Control Over Financial Reporting	42
Report of Independent Registered Public Accounting Firm	43
FINANCIAL STATEMENTS:
As of December 31, 2005 and 2004:
Consolidated Statements of Financial Position	45
For the years ended December 31, 2005, 2004 and 2003:
Consolidated Statements of Income	46
Consolidated Statements of Cash Flows	47
Consolidated Statements of Shareholders' Equity	49
Notes to Consolidated Financial Statements	52
OTHER FINANCIAL INFORMATION:
Quarterly Financial Data (Unaudited) for the years ended December 31, 2005 and 2004	88
Five-Year Selected Financial Data (Unaudited)	89
FINANCIAL STATEMENT SCHEDULE:
Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003	96

STATEMENT OF MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders of IMS Health Incorporated:

        Management is responsible for the preparation of the consolidated financial statements and related information that are presented in this report. The consolidated financial statements, which include amounts based on management's estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States of America. Other financial information in the report to shareholders is consistent with that in the consolidated financial statements.

        The Company maintains accounting and internal control systems to provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing division of responsibilities, careful selection and training of qualified personnel and a program of internal audits.

        The Company engaged PricewaterhouseCoopers LLP, independent auditors, to audit and render an opinion on the consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards include consideration of the internal control structure and tests of transactions to the extent considered necessary by them to support their opinion.

        The Board of Directors, through its Audit Committee consisting solely of independent directors of the Company, meets periodically with management, internal auditors and our independent auditors to ensure that each is meeting its responsibilities and to discuss matters concerning internal controls and financial reporting. PricewaterhouseCoopers LLP and the internal auditors each have full and free access to the Audit Committee.

David R. Carlucci
Chief Executive Officer and President

Nancy E. Cooper
Senior Vice President and Chief Financial Officer

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal Control—Integrated Framework issued by the COSO. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, as stated in their report included herein.

David R. Carlucci
Chief Executive Officer and President

Nancy E. Cooper
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IMS Health Incorporated:

        We have completed integrated audits of IMS Health Incorporated's December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IMS Health Incorporated and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York, New York
February 21, 2006

IMS Health Incorporated

Consolidated Statements of Financial Position

(Dollars and shares in thousands, except per share data)

	As of December 31,
	2005	2004
Assets:
Current Assets:
Cash and cash equivalents	$362,943	$444,903
Short-term marketable securities	—	15,053
Accounts receivable, net of allowances of $7,629 and $8,270 in 2005 and 2004, respectively	297,302	264,783
Other current assets (Note 19)	160,765	211,780

Total Current Assets	821,010	936,519

Securities and other investments	6,037	7,915
Property, plant and equipment, net of accumulated depreciation of $180,576 and $192,440 in 2005 and 2004, respectively	148,586	145,214
Computer software	241,298	230,021
Goodwill	457,006	302,229
Other assets	299,083	268,808

Total Assets	$1,973,020	$1,890,706

Liabilities, Minority Interests and Shareholders' Equity:
Current Liabilities:
Accounts payable	$71,737	$70,344
Accrued and other current liabilities	231,475	237,139
Accrued income taxes	114,325	116,985
Short-term deferred tax liability	8,627	9,923
Deferred revenues	122,884	119,730

Total Current Liabilities	549,048	554,121

Postretirement and postemployment benefits	110,782	99,899
Long-term debt (Note 11)	611,431	626,670
Other liabilities (Note 19)	186,839	252,326

Total Liabilities	$1,458,100	$1,533,016

Commitments and contingencies (Notes 15 and 17)
Minority Interests (Note 8)	$99,865	$101,976
Shareholders' Equity:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares in 2005 and 2004, respectively	3,350	3,350
Capital in excess of par	468,299	477,768
Retained earnings	2,321,765	2,056,079
Treasury stock, at cost, 107,075 shares and 105,916 shares in 2005 and 2004, respectively	(2,315,404)	(2,268,414)
Cumulative translation adjustment	(31,521)	12,239
Minimum pension liability adjustment, net of taxes of $14,484 and $11,129 in 2005 and 2004, respectively	(31,408)	(24,691)
Unrealized loss on changes in fair value of cash flow hedges, net of tax	(59)	(665)
Unrealized gain on investments, net of tax	33	48

Total Shareholders' Equity	$415,055	$255,714

Total Liabilities, Minority Interests and Shareholders' Equity	$1,973,020	$1,890,706

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated

Consolidated Statements of Income

(Dollars and shares in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Operating Revenue	$1,754,791	$1,569,045	$1,381,761

Operating costs	776,010	668,144	578,666
Selling and administrative expenses	435,410	384,016	329,251
Depreciation and amortization	104,623	93,534	75,132
Severance, impairment and other charges	—	36,890	37,220
Merger costs (Note 18)	17,928	—	—

Operating Income	420,820	386,461	361,492

Interest income	9,988	7,848	4,212
Interest expense	(22,703)	(19,528)	(15,388)
Gains from investments, net	4,713	11,892	258
Gain from sale of TriZetto (Note 9)	—	38,803	—
Loss on issuance of investees' stock	—	(184)	(420)
Other income (expense), net	41,435	(10,853)	(25,831)

Non-Operating Income (Loss), net	33,433	27,978	(37,169)

Income before provision for income taxes	454,253	414,439	324,323
Provision for income taxes (Note 14)	(170,162)	(129,181)	(165,954)
TriZetto equity income (loss), net of income taxes of $(105) and $2,740 for 2004 and 2003, respectively	—	164	(4,248)
TriZetto impairment charge, net of income taxes of $9,565 for 2003	—	—	(14,842)

Income from continuing operations	284,091	285,422	139,279
Income from discontinued operations, net of income tax of $1,237 for 2003 (Note 5)	—	—	2,779
Gain on discontinued operations (Note 5)	—	—	496,887

Net Income	$284,091	$285,422	$638,945

Basic Earnings Per Share of Common Stock:
Income from continuing operations	$1.24	$1.22	$0.57
Income from discontinued operations	—	—	2.04

Basic Earnings Per Share of Common Stock	$1.24	$1.22	$2.61

Diluted Earnings Per Share of Common Stock:
Income from continuing operations	$1.22	$1.20	$0.56
Income from discontinued operations	—	—	2.02

Diluted Earnings Per Share of Common Stock	$1.22	$1.20	$2.58

Weighted average number of shares outstanding—basic	228,615	233,199	245,033
Dilutive effect of shares issuable as of period-end under stock option plans	2,879	3,946	1,750
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	990	560	480

Weighted Average Number of Shares Outstanding—Diluted	232,484	237,705	247,263

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated

Consolidated Statements of Cash Flows

(Dollars and shares in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$284,091	$285,422	$638,945
Less income from discontinued operations and gain on disposal	—	—	(499,666)

Income from continuing operations	284,091	285,422	139,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,623	93,534	75,132
Bad debt expense	6,507	3,997	672
Deferred income taxes	33,527	17,875	27,333
Gains from investments, net	(4,713)	(11,892)	(258)
Gain on sale of TriZetto	—	(38,803)	—
Gain on sale of capital assets, net	(1,413)	—	—
Loss on issuance of investees' stock	—	184	420
TriZetto equity (income) loss, net	—	(164)	4,248
TriZetto impairment charge, net	—	—	14,842
Minority interests in net income of consolidated companies	3,366	5,818	7,579
Non-cash stock compensation charges	4,892	3,518	3,005
Non-cash portion of severance, impairment and other charges	—	—	6,576
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net (increase) decrease in accounts receivable	(25,576)	17,518	(31,899)
Net decrease (increase) in work-in-process inventory	3,910	(6,939)	(591)
Net decrease (increase) in prepaid expenses and other current assets	5,830	(16,914)	(8,569)
Net (decrease) increase in accounts payable	(3,305)	11,036	9,861
Net (decrease) increase in accrued and other current liabilities	(1,961)	2,253	25,846
Net (decrease) increase in 2003 and 2001 accrued severance, impairment and other charges	(9,268)	(6,933)	8,015
Net (decrease) increase in 2004 accrued severance, impairment and other charges	(24,052)	36,438	—
Net (decrease) increase in deferred revenues	(408)	(529)	2,704
Net (decrease) increase in accrued income taxes	(57,511)	21,352	76,588
Net increase in pension assets (net of liabilities)	(23,159)	(25,557)	(24,813)
Net increase in other long-term assets (net of long-term liabilities)	(1,692)	(1,900)	(2,510)
Net tax benefit on stock option exercises	15,464	10,958	4,016
Nielsen Media Research payment received in respect of D&B Legacy Tax Matters	—	—	37,025

Net Cash Provided by Operating Activities	309,152	400,272	374,501

	Years Ended December 31,
	2005	2004	2003
Cash Flows Used in Investing Activities:
Capital expenditures	(52,022)	(22,462)	(23,676)
Additions to computer software	(80,807)	(84,461)	(77,296)
Proceeds from sale of TriZetto	37,414	44,550	—
Proceeds from sale of capital assets	21,380	—	—
Investments in short-term marketable securities	15,351	25,055	(15,579)
Payments for acquisitions of businesses, net of cash acquired	(209,188)	(58,752)	(64,066)
Funding of venture capital investments	(1,500)	(500)	(1,200)
Other investing activities, net	1,556	1,988	(3,541)

Net Cash Used in Investing Activities	(267,816)	(94,582)	(185,358)

Cash Flows Used in Financing Activities:
Net (decrease) increase in debt	(12,260)	68,169	(121,512)
Borrowings under private placement	—	—	150,000
Payments for purchase of treasury stock	(246,507)	(362,659)	(184,155)
Proceeds from exercise of stock options	165,568	96,578	53,264
Dividends paid	(18,405)	(18,846)	(19,394)
Proceeds from employee stock purchase plan	4,124	3,410	2,482
Increase in cash overdrafts	1,663	1,722	988
Payments to minority interests	(3,225)	(5,706)	(7,759)
Refund of cash portion of Synavant spin-off dividend	—	—	4,863

Net Cash Used in Financing Activities	(109,042)	(217,332)	(121,223)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14,254)	12,113	11,780

(Decrease) Increase in Cash and Cash Equivalents	(81,960)	100,471	79,700
Cash and Cash Equivalents, Beginning of Period	444,903	344,432	264,732

Cash and Cash Equivalents, End of Period	$362,943	$444,903	$344,432

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$18,270	$18,449	$14,105
Cash paid during the period for income taxes	$200,586	$85,382	$53,697
Cash received from income tax refunds	$3,267	$9,988	$5,226
Non-Cash Investing Activities:
Promissory note receivable from The TriZetto Group (Note 9)	$—	$37,414	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated

Consolidated Statements of Shareholders' Equity

(Dollars and shares in thousands, except per share data)

							Other Comprehensive Income
									Unrealized Losses on Changes in Fair Value of Cash Flow Hedges
	Shares
								Minimum Pension Liability Adjustment		Unrealized Gains (Losses) on Investments
	Common Stock	Treasury Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment				Compre- hensive Income	Total
Balance, December 31, 2002	335,045	53,980	$3,350	$497,562	$1,165,090	$(1,316,354)	$(106,907)	$(17,487)	$(3,141)	$143		$222,256

Net Income					638,945						638,945	638,945
Synavant Dividend Receipt					4,863							4,863
Cash Dividends ($0.08 per share)					(19,394)							(19,394)
Prepaid Employee Stock Options				(182)								(182)
Treasury Shares Acquired Under:
Purchases		9,602				(184,155)						(184,155)
CTS Exchange Offer		36,540				(602,181)						(602,181)
Treasury Stock Reissued Under:
Exercise of Stock Options		(3,157)		(15,318)		68,581						53,263
Restricted Stock Plan		(20)		2,617		456						3,073
Employee Stock Purchase Plan		(175)		(1,303)		3,785						2,482
ChinaMetrik Earnout & Other Shares Issued		(64)		(1,445)		1,356						(89)
Net tax benefit on Stock Option Exercises				4,016								4,016
Board Deferred Stock Compensation				55								55
Options issued under the Non-employee Directors' Deferred Compensation Program				60								60
Reclassification				4,235		(4,235)						—
Cumulative Translation Adjustment							69,652				69,652	69,652
Minimum Pension Liability Adjustment								(4,476)			(4,476)	(4,476)
Unrealized Gain on Swaps, net of tax									842		842	842
Unrealized Gain on Other Investments, net of amount realized of $1,881, net of tax										549	549	549

Total Comprehensive Income											705,512

Balance, December 31, 2003	335,045	96,706	$3,350	$490,297	$1,789,503	$(2,032,748)	$(37,255)	$(21,963)	$(2,299)	$692		$189,577

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated

Consolidated Statements of Shareholders' Equity (continued)

(Dollars and shares in thousands, except per share data)

							Other Comprehensive Income
									Unrealized Losses on Changes in Fair Value of Cash Flow Hedges
	Shares
								Minimum Pension Liability Adjustment		Unrealized Gains (Losses) on Investments
	Common Stock	Treasury Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment				Compre- hensive Income	Total
Balance, December 31, 2003	335,045	96,706	$3,350	$490,297	$1,789,503	$(2,032,748)	$(37,255)	$(21,963)	$(2,299)	$692		$189,577

Net Income					285,422						285,422	285,422
Cash Dividends ($0.08 per share)					(18,846)							(18,846)
Prepaid Employee Stock Options				(610)								(610)
Accelerated Stock Options				60								60
Treasury Shares Acquired Under:
Purchases		15,000				(362,659)						(362,659)
Treasury Stock Reissued Under:
Exercise of Stock Options		(5,598)		(26,172)		122,750						96,578
Restricted Stock Plan		(20)		3,561		439						4,000
Employee Stock Purchase Plan		(172)		(395)		3,804						3,409
Net tax benefit on Stock Option Exercises				10,958								10,958
Board Deferred Stock Compensation				69								69
Cumulative Translation Adjustment							49,494				49,494	49,494
Minimum Pension Liability Adjustment								(2,728)			(2,728)	(2,728)
Unrealized Gain on Swaps, net of tax									1,634		1,634	1,634
Unrealized Gain on Other Investments, net of amount realized of $749, net of tax										(644)	(644)	(644)

Total Comprehensive Income											333,178

Balance, December 31, 2004	335,045	105,916	$3,350	$477,768	$2,056,079	$(2,268,414)	$12,239	$(24,691)	$(665)	$48		$255,714

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated

Consolidated Statements of Shareholders' Equity (Continued)

(Dollars and shares in thousands, except per share data)

							Other Comprehensive Income
									Unrealized Losses on Changes in Fair Value of Cash Flow Hedges
	Shares
								Minimum Pension Liability Adjustment		Unrealized Gains (Losses) on Investments
	Common Stock	Treasury Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment				Compre- hensive Income	Total
Balance, December 31, 2004	335,045	105,916	$3,350	$477,768	$2,056,079	$(2,268,414)	$12,239	$(24,691)	$(665)	$48		$255,714

Net Income					284,091						284,091	284,091
Cash Dividends ($0.08 per share)					(18,405)							(18,405)
Prepaid Employee Stock Options				(194)								(194)
Accelerated Stock Options				45								45
Treasury Shares Acquired Under:
Purchases		10,213				(246,507)						(246,507)
Treasury Stock Reissued Under:
Exercise of Stock Options		(8,727)		(26,816)		192,384						165,568
Restricted Stock Plan		(121)		2,311		2,612						4,923
Employee Stock Purchase Plan		(206)		(397)		4,521						4,124
Net tax benefit on Stock Option Exercises				15,464								15,464
Board Deferred Stock Compensation				118								118
Cumulative Translation Adjustment							(43,760)				(43,760)	(43,760)
Minimum Pension Liability Adjustment								(6,717)			(6,717)	(6,717)
Unrealized Gain on Swaps, net of tax									606		606	606
Unrealized Gain on Other Investments, net of amount realized of $749, net of tax										(15)	(15)	(15)

Total Comprehensive Income											234,205

Balance, December 31, 2005	335,045	107,075	$3,350	$468,299	$2,321,765	$(2,315,404)	$(31,521)	$(31,408)	$(59)	$33		$415,055

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 1. Basis of Presentation

        IMS Health Incorporated ("IMS" or the "Company") is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. The Company offers leading-edge business intelligence products and services that are integral to the Company's clients' day-to-day operations, including portfolio optimization capabilities; launch and brand management solutions; sales force effectiveness innovations; managed care and over-the-counter offerings; and consulting and services solutions that improve ROI and the delivery of quality healthcare worldwide. The Company's information products are developed to meet client needs by using data secured from a worldwide network of suppliers in the markets where operations exist. Key information products include:

  •
  Sales Force Effectiveness to optimize sales force productivity and territory management;

  •
  Portfolio Optimization to provide clients with insights into market opportunity and business development assessment; and

  •
  Launch, Brand Management and Other to support client needs relative to market segmentation and positioning and life cycle management for prescription and over-the-counter pharmaceutical products.

        Within these key information products, the Company provides consulting and services that use in-house capabilities and methodologies to assist pharmaceutical clients in analyzing and evaluating market trends, strategies and tactics, and to help in the development and implementation of customized software applications and data warehouse tools.

        The Company operates in more than 100 countries. Until December 21, 2004, the Company also owned approximately a 25.0% equity interest in the TriZetto Group, Inc. ("TriZetto") (See Note 9).

        The Company is managed on a global business model with global leaders for the majority of its critical business processes and accordingly has one reportable segment (See Note 20).

        Until February 6, 2003, IMS also consolidated CTS, which provides custom Information Technology ("IT") design, development, integration and maintenance services. CTS is a publicly traded corporation on the NASDAQ national market system. IMS owned 55.3% of the common shares outstanding of CTS (92.5% of the outstanding voting power) as of December 31, 2002. On February 6, 2003, IMS divested CTS through a split-off transaction, and as a result, during 2003, the Company recorded a net gain from discontinued operations of $496,887. The Company's share of CTS' results are presented as discontinued operations for 2003 through the date of divestiture (see Note 5).

Note 2. Summary of Significant Accounting Policies

        Consolidation.    The Consolidated Financial Statements of the Company include the accounts of the Company, its subsidiaries and investments in which the Company has control and variable interest entities in which the Company is determined to be the primary beneficiary. Material intercompany accounts and transactions are eliminated. Investments in companies over which the Company has significant influence but not a controlling interest are accounted for under the equity method of accounting. The Company recognizes in the income statement any gains or losses related to the issuance of stock by a consolidated subsidiary or an investment accounted for under the equity method.

        Cash and cash equivalents.    Cash and cash equivalents include primarily time and demand deposits in the Company's operating bank accounts. The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

        Short-term marketable securities.    Short-term marketable securities principally consist of investments that have original maturity dates of greater than 90 days from date of purchase and mature in less than one year from the date of the balance sheet.

        Securities and other investments.    The Company holds investments in marketable equity securities and partnership interests in venture capital partnerships. The equity securities are classified as available-for-sale and are therefore recorded at fair value in the financial statements. Unrealized gains and losses related to the available-for-sale securities are recorded within Other Comprehensive Income, a component of Shareholders' Equity. Realized gains and losses are recorded in earnings in the period in which the securities are sold. The partnership interests are recorded in the financial statements at cost. On a quarterly basis the Company makes estimates of the market value of these investments and reduces the carrying value of the investments if there is an other-than-temporary decline in the fair value below cost. The Company evaluates the recoverability of the underlying securities in each partnership on an individual basis. No investments had an estimated fair value less than the carrying value of the investment as of December 31, 2005 and 2004.

        Property, plant and equipment.    Buildings, machinery and equipment are recorded at cost and depreciated over their estimated useful lives to their salvage values using the straight-line method. Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. See Note 19.

        Computer software.    Direct costs incurred in the development of computer software are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Research and development costs incurred to establish technological feasibility of a computer software product are expensed in the periods in which they are incurred. Capitalization ceases and amortization starts when the product is available for general release to customers. Computer software costs are amortized on a product by product basis over three to seven years. Annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. The Company periodically reviews the unamortized capitalized costs of computer software products based on a comparison of the carrying value of computer software with its estimated net realizable value. The Company recognizes immediately any impairment losses on capitalized software as a result of its review or upon its decision to discontinue a product. See Note 6.

        The Company capitalizes internal-use software costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

        Goodwill and other intangibles.    Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with the provisions of SFAS No. 142 goodwill is no longer amortized. The Company reviews the recoverability of goodwill annually by comparing the estimated fair values of reporting units (based on discounted cash flow analysis) with their respective net book values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. The Company completed its annual impairment test as of September 30, 2005 and was not required to recognize a goodwill impairment charge. See Note 6.

        Other long-lived assets.    In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews the recoverability of its long-lived assets and finite-lived identifiable intangibles held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from the undiscounted expected future cash flows of the asset. If the future cash flows are less than the carrying value of such asset, an impairment charge is recognized for the difference between the estimated fair value and the carrying value.

        Revenue Recognition.    The Company recognizes revenue as earned, which is over the service period as its products are delivered or related services are performed. Advance payments for services and subscriptions are credited to deferred revenues and reflected in operating revenue over the subscription term, which is generally one year. Revenues from post-contract customer support (maintenance) are recognized on a straight-line basis over the term of the arrangement. Revenues from time and material service agreements are recognized as the services are provided. Revenues from fixed price service contracts are recognized over the contract term based on the ratio of the number of hours incurred for services provided during the period compared to the total estimated hours to be incurred over the entire arrangement. Under the terms of these contracts, all services provided by the Company and its subsidiaries through the date of cancellation are due and payable.

        The Company enters into barter transactions in the normal course in which it exchanges data for data, or data for other services such as advertising, software licenses and panel recruitment. The Company recognizes revenue from barter transactions as its products are delivered or services are performed. The related barter expense is recognized as the products or services are utilized by the Company, the majority of which is in the same accounting period as the related barter revenue. Barter transactions are valued based on either the fair value of the products or services received by the Company or the fair value of the information or services delivered to customers, whichever is more clearly evident. The Company's barter revenues have accounted for approximately 4% to 5% of total consolidated revenues in each of the three years ended December 31, 2005. The Company expects that barter revenues will continue to account for approximately 4% to 5% of total consolidated revenues.

        Pensions and other postretirement benefits.    The Company provides a number of retirement benefits to its employees, including defined benefit pension plans and post retirement medical plans. The Company accounts for these plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively, and accordingly, the determination of benefit obligations and expense is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, expected return on plan assets, cash balance crediting rate, lump sum conversion rate and the assumed rate of compensation increases. In addition, retiree medical care cost trend rates are a key assumption used exclusively in determining costs under SFAS No. 106. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as the turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them when our experience deems it appropriate to do so.

        The discount rate is the rate at which the benefit obligations could be effectively settled. For U.S. plans, the discount rate is determined by matching the plans' expected cash flow (determined on a PBO basis) with spot rates developed from a yield curve comprised of high-grade (Moody's Aa and above) non-callable corporate bonds to develop the present value of the expected cash flow, and then determining the single rate (discount rate) which when applied to the expected cash flow derives that same present value. In the UK specifically, the discount rate is based on the current yield of the iBoxx Corporate GBP Aa over 15 year bond index, which is an index of high quality corporate bonds. For the other non-U.S. plans, the discount rate is based on the current yield of an index of high quality corporate bonds. At December 31, 2005, the Company reduced the discount rate from 6.00% at December 31, 2004 to 5.75% for its U.S. pension plans and postretirement benefit plan and it reduced the discount rate for its UK pension plan from 5.50% to 4.75%. The U.S. and UK plans represent 94% of the consolidated benefit obligation as of December 31, 2005. Reduction in the discount rate also occurred in other non-U.S. countries, where the range of applicable discount rates at December 31, 2005 is 1.4%–9.0% versus a range of 1.5%–10.0% at December 31, 2004. These smaller non-U.S. plans constitute only 6% of the consolidated benefit obligation at December 31, 2005. As a sensitivity measure, the 25 basis point decrease in the discount rate will result in an increase in the 2006 U.S. pension expense (pre-tax) of approximately $800.

        Under the U.S. Pension Plan, participants have a notional retirement account that increases with pay and investment credits. The rate used to determine the investment credit (cash balance crediting rate) varies monthly and is equal to 1/12th of the yield on 30-year Treasuries, with a minimum of 0.25%. At retirement, the account is converted to a monthly retirement benefit using a conversion rate (lump sum conversion rate) based on the yield on 30-year Treasuries at retirement. The corresponding 25 basis point decrease in the cash balance crediting and lump sum conversion rates will result in a decrease in the 2006 U.S. pension expense (pre-tax) of approximately $925.

        In selecting an expected return on plan asset assumption, the Company considers the returns being earned by the plan assets in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. At January 1, 2006 the expected return on plan assets for the U.S. pension plans is 8.50%, which has been reduced from 8.75% at January 1, 2005. Outside the U.S. the range of applicable expected rates of return is 0.42%–10.0% as of January 1, 2006, which is unchanged versus the previous year. The actual return on plan assets will vary from year to year versus this assumption. The Company believes it is appropriate to use long-term expected forecasts in selecting its expected return on plan assets. As such, there can be no assurance that the Company's actual return on plan assets will approximate the long-term expected forecasts. The expected return on assets and the actual return on assets were $22,051 and $26,598, respectively, as of December 31, 2005.

        The Company utilizes a corridor approach to amortizing unrecognized gains and losses in the pension and postretirement plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service-life of active employees expected to receive benefits. At December 31, 2005, the weighted-average remaining service-life of active employees was 13 years.

        During fiscal 2005, the Company contributed approximately $32,657 to its pensions and postretirement benefit plan which included voluntary contributions above the minimum requirements for the pension plans. The Company currently expects to contribute, at a minimum, $9,000 to its pensions and postretirement benefit plan during fiscal 2006. The Company may make additional contributions into its pension plans in fiscal 2006, depending on how the funded status of those plans change and also depending on the outcome of proposed changes to the funding regulations currently being considered by the United States Congress.

        At December 31, 2005, the fair value of assets in the Company's pension plans exceeded the projected benefit obligation by $11,361. Additional information on pension and other postretirement benefit plans is contained in Note 12.

        Foreign currency translation.    The Company has significant investments in non-U.S. countries. Therefore, changes in the value of foreign currencies affect the Company's Consolidated Financial Statements when translated into U.S. dollars. For all operations outside the United States of America where the Company has designated the local currency as the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. For these countries, currency translation adjustments are accumulated in a separate component of Shareholders' Equity, whereas transaction gains and losses are recognized in Other income (expense), net. For operations in countries that are considered to be highly inflationary or where the U.S. dollar is designated as the functional currency, monetary assets and liabilities are remeasured using end-of-period exchange rates, whereas non-monetary accounts are remeasured using historical exchange rates, and all remeasurement and transaction adjustments are recognized in Other income (expense), net.

        Income taxes.    The Company provides for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income as an adjustment to income tax expense in the period that includes the enactment date.

        Stock-based compensation.    SFAS No. 123, "Accounting for Stock-Based Compensation" requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. If the compensation cost for the Company's stock-based compensation plans was determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:

		2005	2004	2003
Net Income:	As reported	$284,091	$285,422	$638,945
	Add: Stock-based employee compensation expense included in reported net income, net of tax	4,008	2,875	2,394
	Deduct: Total employee compensation expense under fair value method for all awards, net of tax	(29,829)	(26,238)	(23,168)

	Pro forma	$258,270	$262,059	$618,171

Earnings Per Share:
Basic	As reported	$1.24	$1.22	$2.61
	Pro forma	$1.13	$1.12	$2.52
Diluted	As reported	$1.22	$1.20	$2.58
	Pro forma	$1.11	$1.10	$2.50

        See Note 13 for further discussion of the Company's stock-based compensation and Note 3 for further information regarding the Company's January 1, 2006 adoption of SFAS 123R.

        Legal costs.    Legal costs in connection with loss contingencies are expensed as incurred.

        Use of estimates.    The preparation of financial statements and related disclosures in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The most significant estimates relate to allowances, work-in-process inventories, investments, depreciation of fixed assets including salvage values, carrying value of goodwill and intangible assets, provision for income taxes and tax assets and liabilities, reserves for severance, pensions and reserves for employee benefits, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The accounting estimates used in the preparation of the Company's Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Actual results could vary from the estimates and assumptions used in the preparation of the Consolidated Financial Statements.

        Earnings per share.    Basic earnings per share are calculated by dividing net income by weighted average common shares outstanding. Diluted earnings per share are calculated by dividing net income by all dilutive potential common shares outstanding. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that the net proceeds from the exercise of all stock options and restricted stock units are used to repurchase Common Stock at market value. The number of shares remaining after the net proceeds are exhausted represents the incremental potentially dilutive effect of the securities, which is added to the basic weighted average common shares outstanding.

        Reclassifications.    Certain prior-year amounts have been reclassified to conform with the 2005 presentation.

Note 3. Summary of Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of all employee share-based payments, including grants of employee stock options, using a fair-value based method, such as the Black-Scholes option valuation model at the date of the grant. The resulting cost is then recognized as compensation cost in the Consolidated Statements of Income over the service period during which an employee is required to provide service in exchange for the award (usually the vesting period). In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123R to the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 123R; however, based upon outstanding as well as future anticipated stock-based award grants through December 31, 2006, the Company expects that the adoption under the modified prospective method will have approximately a $0.13 fully diluted earnings per share impact on its consolidated results of operations for the year ending December 31, 2006. For a description of the Company's model and assumptions used to calculate the fair value of the Company's stock-based awards, refer to Note 13.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29." SFAS No. 153 amends APB No. 29, "Accounting for Nonmonetary Transactions," to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's financial position, results of operations or cash flows for the year ending December 31, 2005.

        In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless it would be impracticable to do so. SFAS No. 154 supersedes APB No. 20, "Accounting Changes," which previously required most voluntary changes in accounting principle to be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Further, under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company's financial position, results of operations or cash flows for the year ending December 31, 2006.

Note 4. Acquisitions and Dispositions

Acquisitions

        The Company makes acquisitions in order to expand its products, services and geographic reach. During the year ended December 31, 2005, the Company completed ten acquisitions for an aggregate cost of approximately $163,000. These acquisitions were Taskarena Software Engineering GmbH (Germany), SAI Healthcare (U.S.), Synchronous Knowledge, Inc. (U.S.), M-Tag (Australia and UK), Fricke & Pirk (Germany), BASS (Korea), Areks (France, Japan, Switzerland and U.S.), Pharmetrics (U.S.), Envision (U.S.) and CORE (Switzerland and U.S.) and were accounted for under the purchase method of accounting. As such, the aggregate purchase price has been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date. The purchase price allocations will be finalized after the completion of the valuation of certain assets and liabilities. Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company's results of operations. The Consolidated Financial Statements include the results of these acquired companies subsequent to the closing of the acquisitions. Had each of these acquisitions occurred as of January 1, 2005 or 2004, the impact on the Company's results of operations would not have been significant. Goodwill of approximately $111,700 was recorded in connection with these acquisitions. For tax purposes, approximately $42,900 of goodwill is deductible in connection with these acquisitions.

        During January 2005, the Company paid approximately $36,000 to acquire the 50% interest in IHA.IMS Health GmbH ("IHA") not owned by IMS. The Company accounted for this purchase as a step transaction and allocated the purchase price to acquired intangible assets and goodwill. As of and for the two years ended December 31, 2004, the Company consolidated the results of IHA and recorded minority interest expense for the 50% not owned by the Company.

        During the year ended December 31, 2004, the Company completed eight acquisitions for an aggregate cost of approximately $63,000. The acquisitions were Source Belgium S.A. (Belgium), H.E.D.M. Bvba (Belgium), SciCon Wissenschaftliche Unternehmensberatung GmbH (Germany), Groupe PR (France), Institute for Medical Marketing Research (Sweden), United Research China (Shanghai) Co., Ltd (China), M&H Informatics Holding AG (Switzerland) and Pitre SRL (Italy) and were accounted for under the purchase method of accounting. As such, the aggregate purchase price had been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date. The Company finalized the purchase price allocation for these acquisitions during 2005 which did not have a material impact on the Company's results of operations. The Consolidated Financial Statements include the results of these acquired companies subsequent to the closing of the acquisitions. Had these acquisitions occurred as of January 1, 2004 or 2003, the impact on the Company's results of operations would not have been significant. Goodwill of approximately $53,200 was recorded in connection with these acquisitions, of which none is deductible for tax purposes.

Dispositions

        During the year ended December 31, 2005, the Company and its venture capital funds sold investments with a cost basis of $2,720 and realized a net pre-tax gain of $2,583. These sales resulted in cash proceeds of $5,303. In addition, the Company recorded $370 of write-downs associated with other-than-temporary declines in the fair value of its venture capital investments. Furthermore, the Company's unrealized gains on available-for-sale securities decreased by $15 since December 31, 2004. The Company also recognized gains from investments of $3,023 as a result of the divestiture of a 20% interest it had in a German company that was divested in connection with the acquisition of the remaining 50% interest in IHA discussed above.

        During the year ended December 31, 2004, the Company and its venture capital funds sold investments with a cost basis of $8,804 and realized a net pre-tax gain of $15,534. These sales resulted in cash proceeds of $24,338. In addition, the Company recorded $1,947 of write-downs associated with other-than-temporary declines in the fair value of its venture capital investments. Furthermore, the Company's unrealized gains on available-for-sale securities decreased by $644 since December 31, 2003.

Note 5. CTS Split-Off

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

        As a result of this exchange offer, during 2003, the Company recorded a net gain from discontinued operations of $496,887. This gain was based on the Company's closing market price on February 6, 2003 multiplied by the 36,540 shares of IMS common shares accepted in the offer, net of the Company's carrying value of CTS and after deducting direct and incremental expenses related to the exchange offer.

        In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recorded the results of CTS through the disposition date and the gain on disposal as income from discontinued operations net of income taxes in the Consolidated Statements of Income for 2003. The Company's share of CTS's results for all periods presented through the effective date of the exchange offer are presented as discontinued operations.

        If, contrary to expectations, the CTS distribution were not to qualify as tax free under Section 355 of the Internal Revenue Code, then, in general, a corporate tax would be payable by the Company based on the difference between (x) the fair market value of the CTS class B Common Stock at the time of the exchange offer and (y) the Company's adjusted tax basis in such class B Common Stock. Pursuant to the distribution agreement entered into between the Company and CTS in connection with the distribution, CTS agreed to indemnify the Company in the event the transaction is taxable as a result of a breach of certain representations made by CTS, subject to certain exceptions. In the opinion of management and based on the opinion of tax counsel, McDermott, Will & Emery, it is not probable, but may be reasonably possible, that the Company will incur liability for this matter. The Company estimates that the aggregate tax liability in this regard is not expected to exceed $215,725.

        During the first quarter of 2003, the Company recorded direct and incremental costs related to the CTS Split-Off of approximately $17,300, consisting primarily of investment advisor, legal and accounting fees. During the fourth quarter of 2003, the Company reversed $1,834 of expenses as a true-up of actual costs incurred. This reversal resulted in an increase to the gain from discontinued operations of $1,834.

Note 6. Goodwill and Intangible Assets

        The Company follows SFAS No. 142 in accounting for the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives continue to be amortized. During the year ended December 31, 2005, the Company recorded additional goodwill of approximately $172,456 (see Note 4). As of December 31, 2005, goodwill amounted to $457,006.

        All of the Company's other acquired intangibles are subject to amortization. Intangible asset amortization expense was $17,382 and $12,530 during the years ended December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, intangible assets were primarily composed of customer relationships, databases and trade names (principally included in Other assets) and computer software. The gross carrying amounts and related accumulated amortization of these intangibles were $131,338 and $41,978, respectively, at December 31, 2005 and $91,082 and $24,290, respectively, at December 31, 2004.

        These intangibles are amortized over periods ranging from two to twenty years. As of December 31, 2005, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted average amortization (years) period
Customer Relationships	10.1
Computer Software and Algorithms	7.0
Databases	4.9
Trade Names	4.4
Other	3.8
Weighted average	8.9

        Customer relationships accounted for the largest portion of the Company's acquired intangibles at December 31, 2005. In accordance with the principles of SFAS No. 142 and Statement of Financial Accounting Concepts No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements," when determining the value of customer relationships for purposes of allocating the purchase price of an acquisition, the Company looks at existing customer contracts of the acquired business to determine if they represent a reliable future source of income and hence, a valuable intangible asset for the Company. The Company determines the fair value of the customer relationships based on the estimated future benefits the Company expects from the acquired customer contracts. In performing its evaluation and estimation of the useful life of customer relationships, the Company looks to the historical growth rate of revenue of the acquired company's existing customers as well as the historical attrition rates.

        Based on current estimated useful lives, annual amortization expense associated with intangible assets at December 31, 2005 is estimated to be as follows:

Year Ended December 31,	Amortization expense
2006	$16,095
2007	14,077
2008	12,527
2009	10,747
2010	7,557
Thereafter	$28,355

Note 7. Severance, Impairment and Other Charges

        During the fourth quarter of 2004, the Company recorded $36,890 of Severance, impairment and other charges as a component of operating income. As a result of leveraging prior investments in technology and process improvements, the Company committed to a plan to eliminate selected positions involved primarily in production and development. The plan resulted in a charge for one-time termination benefits relating to a headcount reduction of approximately 490 employees located primarily in Europe and the U.S. These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

        All of the charge will be settled in cash. The Company paid approximately $24,052 during 2005 and the remaining accrual balance at December 31, 2005 was $12,386. Substantially all termination actions under this plan have been completed by the end of 2005.

Severance related reserves
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(24,052)

Balance at December 31, 2005	$12,386

        The Company currently expects that a substantial portion of the cash outlays relating to the 2004 fourth quarter charge will be applied against the remaining December 31, 2005 balance during 2006.

        During the three months ended March 31, 2003, the Company recorded $37,220 of Severance, impairment and other charges as a component of operating income. These charges were designed to further streamline operations and increase productivity through a worldwide reduction in headcount of approximately 80 employees and charges related to impaired contracts and assets. The contract-related charges were for impaired data supply and data processing contacts primarily in the Company's U.S. and Japanese operations. The asset write-downs portion of the 2003 charge related to the Company's decision to abandon certain products and as such, certain computer software primarily in the U.S., Japan and Europe was written-down to its net realizable value.

	Severance related reserves	Contract related reserves	Asset write- downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 utilization	(1,637)	(3,614)	—	(5,251)
2005 utilization	(378)	(6,747)	—	(7,125)
Adjustments	(1,746)	67	1,679	—

Balance at December 31, 2005	$—	$4,966	$—	$4,966

        Approximately $9,958 of the 2003 charge related to a worldwide reduction in headcount of approximately 80 employees. These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

        The cash portion of the 2003 charge amounted to $30,586, of which the Company paid approximately $7,125, $5,251 and $13,244 during 2005, 2004 and 2003, respectively, related primarily to employee termination benefits and contract-related charges. The remaining accrual of $4,966 at December 31, 2005 relates to lease obligations.

        The Company expects that cash outlays will be applied against the $4,966 balance remaining in the first quarter charge at December 31, 2005 as follows:

Year Ended December 31,	Cash Outlays
2006	$2,618
2007	723
2008	258
2009	258
2010	258
Thereafter	851

Total	$4,966

        During 2003, the Company reversed approximately $1,750 of severance related charges originally included in the 2003 charge due to the Company's refinement of estimates. The Company also recorded additional charges during 2003 of approximately $1,700 related primarily to a software impairment charge.

        During the fourth quarter of 2001, the Company completed the assessment of its Competitive Fitness Program. This program was designed to streamline operations, increase productivity, and improve client service. In connection with this program, the Company recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income. As of December 31, 2005, approximately $5,629 remains to be utilized from 2006 to 2013 primarily related to severance and lease payments.

	Severance related reserves	Contract related reserves	Asset write- downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(455)	(1,232)	—	(1,687)
2005 utilization	(262)	(1,881)	—	(2,143)
Adjustments	(688)	(274)	962	—

Balance at December 31, 2005	$1,894	$3,735	$—	$5,629

        The Company expects that cash outlays will be applied against the $5,629 balance remaining in the program at December 31, 2005 as follows:

Year Ended December 31,	Cash Outlays
2006	$2,256
2007	1,711
2008	262
2009	262
2010	262
Thereafter	876

Total	$5,629

Note 8. Minority Interests

        The Company consolidates the assets, liabilities, results of operations and cash flows of businesses and investments over which it has control (see Note 2). Third parties' ownership interests are reflected as minority interests on the Company's financial statements. Two of the Company's subsidiaries contributed assets to, and participate in, a limited liability company ("LLC"). IMS serves as managing member, and all other members hold limited member interests. The LLC, which is a separate and distinct legal entity, is in the business of licensing database assets and computer software. In 1997, third-party investors contributed $100,000 to the LLC in exchange for minority ownership interests. The Company and its subsidiaries maintain a controlling (91%) interest in the LLC. Under the terms of the LLC agreements, the third-party investors have the right to take steps that would result in the liquidation of their LLC interest on June 30, 2006. The Company intends to negotiate an extension of such date and in the unlikely event it is not successful in obtaining the extension, the Company intends to replace the member with a new member prior to any such liquidation.

        Minority interest related to these subsidiaries of $3,366, $5,818 and $7,579 was recorded in Other income (expense), net on the Consolidated Statements of Income in 2005, 2004 and 2003, respectively.

        During January 2005, the Company paid approximately $36,000 to acquire the 50% interest in IHA.IMS Health GmbH ("IHA") not owned by IMS. The Company accounted for this purchase as a step transaction and allocated the purchase price to acquired intangible assets and goodwill. As of and for the two years ended December 31, 2004, the Company consolidated the results of IHA and recorded minority interest expense for the 50% not owned by the Company.

Note 9. Investments in Equity Investees

        On December 21, 2004, the Company and TriZetto entered into a share purchase agreement pursuant to which, the Company sold to TriZetto all of the 12,142,857 shares of Common Stock, par value $0.001 per share, of TriZetto owned by the Company for an aggregate cash consideration of $81,964. The Company received $44,550 in December 2004 and the balance of $37,414 in January 2005. As such, the balance of $37,414 was included in Other current assets in the Company's Consolidated Statements of Financial Position at December 31, 2004. As a result of the transaction, the Company recorded a pre-tax gain of $38,803 in 2004.

        The investment in TriZetto was accounted for under the equity method of accounting. The Company's share of the adjusted operating results of TriZetto for the years ended December 31, 2004 and 2003 amounted to income (loss) of $164 and $(4,248), respectively, net of deferred tax (benefit) of $105 and $(2,740).

        Following an initial decline in the market value of TriZetto stock below cost in the latter part of the second quarter of 2002, the Company performed, and continued to perform, a periodic assessment in accordance with its policy to determine whether an other-than-temporary decline in fair value had occurred. An impairment charge of $14,842, net of taxes of $9,565, was recorded in the first quarter of 2003, to write down the Company's investment in TriZetto following the continued significant decline in the market value of TriZetto shares below the Company's carrying value. The Company concluded that these declines were other-than-temporary in accordance with Staff Accounting Bulletin ("SAB") No. 59, "Views on Accounting for Noncurrent Marketable Equity Securities," and the impairment charge recorded brought the Company's book value in TriZetto down to TriZetto's March 31, 2003 market value.

Note 10. Securities

        Securities and other investments include the Company's investments in: a) publicly traded marketable securities; b) direct equity investments in private companies, and c) limited partner interests in venture capital partnerships.

        Marketable securities, principally consisting of equity securities, are classified as available-for-sale. Such securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported within Other Comprehensive Income as a component of Shareholders' Equity. Typically these securities are distributed to the Company from venture capital partnerships in which it invests. The cost and estimated fair value of these securities were $1,033 and $1,083, respectively, at December 31, 2005, and $1,033 and $1,107, respectively, at December 31, 2004.

        Direct equity investments in private companies and limited partner interests in venture capital partnerships are carried in the financial statements at cost, which was $4,206 at December 31, 2005 and $6,060 at December 31, 2004. On a quarterly basis, the Company monitors the realizable value of these investments and makes appropriate reductions in their carrying values when a decline in value is deemed to be other-than-temporary.

        After a comprehensive review of the publicly traded marketable securities and of the operating results, financial position and future prospects of the investments made by the partnerships, management concluded that the declines in the value of the investments were other-than-temporary in nature and charges of $370 and $1,947 for the years ended December 31, 2005 and 2004, respectively, have been included in Gains (losses) from investments, net in the Consolidated Statements of Income.

        The Company sold securities from its available-for-sale portfolio and recorded a net pre-tax gain of $2,583, $13,747 and $983 during 2005, 2004 and 2003, respectively. These amounts were recorded in Gains (losses) from investments, net in the Consolidated Statements of Income.

Note 11. Financial Instruments

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

        The impact of foreign exchange risk management activities on pre-tax income in 2005 was a net gain of $29,800, and net losses in 2004 and 2003 of $894 and $18,974, respectively. In addition, at December 31, 2005, the Company had approximately $177,954 in foreign exchange forward contracts outstanding with various expiration dates through June 2006 relating to non-functional currency assets and liabilities. Foreign exchange forward contracts are recorded at estimated fair value. The estimated fair values of the forward contracts are based on quoted market prices. Unrealized and realized gains and losses on these contracts are not deferred and are included in the Consolidated Statements of Income in Other income (expense), net.

Fair Value of Financial Instruments

        At December 31, 2005, the Company's financial instruments included cash, cash equivalents, receivables, accounts payable and long-term debt. At December 31, 2005, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. At December 31, 2005, the fair value of long-term debt approximated carrying value.

Credit Concentrations

        The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties. The Company would not realize a material loss as of December 31, 2005 in the event of non-performance by any one counterparty. The Company enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

        The Company maintains accounts receivable balances ($297,302 and $264,783, net of allowances, at December 31, 2005 and 2004, respectively—see Note 19), principally from customers in the pharmaceutical industry. The Company's trade receivables do not represent significant concentrations of credit risk at December 31, 2005 due to the high quality of its customers and their dispersion across many geographic areas.

Lines of Credit

        In January 2006, the Company closed a private placement transaction pursuant to which its Japanese subsidiary issued 34,395,000 Japanese Yen seven-year debt (equal to $300,000 at date of issuance) to several highly rated insurance companies at a fixed rate of 1.70%. The Company used the proceeds to refinance existing debt in Japan.

        The following table summarizes the Company's long-term debt at December 31:

	2005	2004
4.6% Private Placement Note, principal payment of $150,000 due January 2008, net of interest rate swaps of $(2,710) and $270, respectively	$147,290	$150,270
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 0.45%	371,924	—
Swiss Franc denominated borrowings at average floating rates of approximately 1.34%	92,217	—
U.S. Dollar denominated borrowings at average floating rates of approximately 2.30%	—	476,400

Total long-term debt	$611,431	$626,670

        On April 5, 2004, the Company entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the "Unsecured Facility"). The Unsecured Facility replaced the Company's lines of credit with several domestic and international banks. On March 9, 2005, the Company renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the "Amended and Restated Facility"). The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits. Total borrowings under these existing lines were $464,141 and $476,400 at December 31, 2005 and 2004, respectively, all of which were classified as long-term. The Company defines long-term lines as those where the lines are non-cancelable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement. In general, rates for borrowing under the Amended and Restated Facility are LIBOR plus 40 basis points and can vary based on the Company's Debt to EBITDA ratio. The weighted average interest rates for the Company's lines were 0.62% and 2.83% at December 31, 2005 and 2004, respectively. In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.9%. At December 31, 2005, the Company had approximately $235,859 available under its existing bank credit facilities.

        In March and April 2002, the Company entered into interest rate swaps on a portion of its variable rate debt portfolio. In March 2005, $50,000 of these swaps matured. The remaining arrangement converts the variable interest rates to a fixed interest rate of 5.08% on a notional amount of $25,000 and matures in April 2006. The Company accounted for the interest rate swaps as cash flow hedges and recorded any changes in fair value in Other Comprehensive Income. The Company determines the fair values based on estimated prices quoted by financial institutions. The fair values of these swaps were $(100) and $(1,022) as of December 31, 2005 and 2004, respectively.

        In January 2003, the Company closed a private placement transaction pursuant to which it issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%. The Company used the proceeds to pay down short-term debt. The Company also swapped $100,000 of its fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points. The Company accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company determined the fair values based on estimated prices quoted by financial institutions. The fair values of these swaps were $(2,710) and $270 as of December 31, 2005 and 2004, respectively.

        The Company's financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements and the 2003 private placement transaction, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges. At December 31, 2005, the Company was in compliance with these financial debt covenants.

Note 12. Pension and Postretirement Benefits

        The Company sponsors both funded and unfunded defined benefit pension plans. These plans provide benefits based on various criteria, including, but not limited to, years of service and salary.

        The Company also sponsors an unfunded postretirement benefit plan in the United States that provides health and prescription drug benefits to retirees who meet the eligibility requirements.

        The Company uses a December 31 measurement date for the majority of its pension and postretirement benefit plans. The Company aggregates the disclosures of its U.S. and non-U.S. plans because the material assumptions used for such plans are similar.

	Pension Benefits		Other Benefits
Obligations and Funded Status at December 31,
	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$269,111	$232,630	$11,352	$12,538
Service cost	11,666	11,276	51	92
Interest cost	14,523	12,865	716	769
Foreign currency exchange adjustment	(17,983)	9,098	—	—
Amendments	391	(1,030)	—	—
Plan participants' contributions	1,801	1,855	314	265
Actuarial (gain) loss	29,816	11,054	2,487	(1,502)
Benefits paid	(9,757)	(9,119)	(1,114)	(809)
Acquisitions	72	482	—	—

Benefit obligation at end of year	$299,640	$269,111	$13,806	$11,353

Change in plan assets
Fair value of plan assets at beginning of year	$271,490	$214,872	$—	$—
Actual return on assets	26,599	21,639	—	—
Foreign currency exchange adjustment	(10,989)	6,857	—	—
Employer contributions	31,857	35,386	800	544
Plan participants' contributions	1,801	1,855	314	265
Benefits paid	(9,757)	(9,119)	(1,114)	(809)

Fair value of plan assets at end of year	$311,001	$271,490	$—	$—

Funded status	$11,361	$2,379	$(13,806)	$(11,353)
Unrecognized actuarial loss	93,750	77,196	5,019	2,896
Unrecognized prior service cost	(729)	(1,268)	(218)	(1,204)
Unrecognized net transition asset	(55)	(73)	—	—

Net amount recognized	$104,327	$78,234	$(9,005)	$(9,661)

Amounts recognized in the Consolidated Statements of Financial Position consist of:
Prepaid benefit cost (Other current assets and Other assets)	$137,498	$112,107	$—	$—
Accrued benefit liability (Pensions and postretirement benefits)	(80,429)	(74,548)	(9,005)	(9,661)
Intangible asset (Other assets)	403	515	—	—
Accumulated other comprehensive income (Minimum pension liability)	46,855	40,160	—	—

Net amount recognized	$104,327	$78,234	$(9,005)	$(9,661)

        The accumulated benefit obligation for all defined benefit pension plans was $280,601 and $250,586 at December 31, 2005, and 2004, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31,	2005	2004
Projected benefit obligation	$196,847	$177,256
Accumulated benefit obligation	$178,400	$159,639
Fair value of plan assets	$125,067	$108,509
	Pension Benefits			Other Benefits
Components of Net Periodic Benefit Cost for years ended December 31,
	2005	2004	2003	2005(1)	2004(1)	2003
Service cost	$11,666	$11,276	$9,048	$51	$92	$143
Interest cost	14,523	12,865	10,997	716	769	762
Expected return on plan assets	(22,051)	(19,036)	(14,329)	—	—	—
Amortization of prior service cost (credit)	(200)	(226)	(137)	(987)	(987)	(988)
Amortization of transition obligation	(2)	(92)	41	—	—	—
Amortization of net (gain) loss	3,055	2,677	1,695	364	453	451

Net periodic benefit cost	$6,991	$7,464	$7,315	$144	$327	$368

(1)
Reflects the accounting for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 prospectively beginning in the third quarter of 2004. The Medicare Part D subsidy reduced the accumulated postretirement benefit obligation by $1,450 at December 31, 2005. The total reduction in the net periodic benefit cost due to the subsidy was $254 at December 31, 2005.

	Pension Benefits		Other Benefits
Additional Information as of December 31,
	2005	2004	2005	2004
Increase in minimum liability included in other comprehensive income	$6,695	$6,055	n/a	n/a

Assumptions

	Pension Benefits
			Other Benefits
Weighted average assumptions used to determine Benefit obligations at December 31,
	2005	2004	2005	2004
Discount rate	5.15%	5.61%	5.75%	6.00%
Rate of compensation increase	3.75%	3.73%	n/a	n/a
	Pension Benefits			Other Benefits
Weighted average assumptions used to determine net Periodic benefit cost for years ended December 31,
	2005	2004	2003	2005	2004	2003
Discount rate	5.61%	5.77%	6.14%	6.00%	6.25%	6.75%
Expected long-term return on plan assets	8.33%	8.32%	8.14%	n/a	n/a	n/a
Rate of compensation increase	3.73%	3.68%	3.71%	n/a	n/a	n/a

        In selecting an expected return on plan asset assumption, the Company considers the returns being earned by the plan assets in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. At January 1, 2006 the expected return on plan assets for the U.S. pension plans is 8.50%, which has been reduced from 8.75% at January 1, 2005. Outside the U.S. the range of applicable expected rates of return is 0.42%–10.0% as of January 1, 2006, which is unchanged versus the previous year. The actual return on plan assets will vary from year to year versus this assumption. The Company believes it is appropriate to use long-term expected forecasts in selecting its expected return on plan assets. As such, there can be no assurance that its actual return on plan assets will approximate the long-term expected forecasts. The expected return on assets and the actual return on assets was $22,051 and $26,598, respectively, as of December 31, 2005.

Assumed health care cost trend rates at December 31,	2005	2004	2003
Health care cost trend rate assumed for next year	10.0%	9.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2011	2011

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$61	$(52)
Effect on postretirement benefit obligation	$1,155	$(976)

Plan Assets

        The Company's pension plan weighted average asset allocations at December 31, 2005, and 2004, by asset category, follows:

	Plan Assets at December 31,
Asset Category
	2005	2004
Equity securities	72%	72%
Debt securities	27	27
Real estate	0	0
Other	1	1

Total	100%	100%

        The target asset allocation for the Company's pension plans is as follows:

Asset Category	2005
Equity securities	70–75%
Debt securities	20–30%
Other	0–10%

        The Company invests primarily in equity and debt securities that are within prudent levels of risk and provide for necessary liquidity requirements. The long-term objectives are to invest in vehicles that provide a return that both limits the risk of plan assets failing to meet associated liabilities and minimizes long-term expense. The majority of the Company's plan assets are measured quarterly against benchmarks established by the Company's investment advisors, and the Company's Asset Management Committee, who has the authority to recommend changes as deemed appropriate and reviews actual performance. The Company periodically conducts asset liability modeling studies to ensure that the investment strategy is aligned with the obligations of the plans and that the assets will generate income and capital growth to meet the cost of current and future benefits that the plans provide. The pension plans do not include investments in Company stock at December 31, 2005 or 2004.

Cash Flows

        Contributions.    During fiscal 2005, the Company contributed approximately $32,657 to its pensions and postretirement benefit plan which included voluntary contributions above the minimum requirements for the pension plans. The Company currently expects to contribute, at a minimum, $9,000 to its pensions and postretirement benefit plan during fiscal 2006. The Company may make additional contributions into its pension plans in fiscal 2006 depending on how the funded status of those plans change and also depending on the outcome of proposed changes to the funding regulations currently being considered by the United States Congress.

        Estimated future benefit payments and subsidy receipts.    The following benefit payments, which reflect expected future service and the Medicare Part D subsidy receipts, are expected to be paid or received as follows:

	Pension Benefits	Other Benefits	Federal Subsidy
Expected benefit payments/(subsidy receipts)
2006	$8,464	$719	$(62)
2007	8,819	771	(71)
2008	9,176	790	(82)
2009	9,829	806	(93)
2010	10,505	818	(103)
Years 2011–2015	63,411	4,364	(587)

        Plans accounted for under APB Opinion No. 12, "Omnibus Opinion–1967."    The Company provides certain executives with supplemental pension benefits in accordance with their individual employment arrangements. As individual arrangements, these pension benefits are accounted for under APB Opinion No. 12 (which addresses accounting for deferred compensation contracts) and not SFAS No. 87, and as a result, the tables of this Note 12 do not include the Company's expense or obligation associated with providing these benefits. The Company's obligation for these unfunded arrangements was $20,009 at December 31, 2005 and $15,294 at December 31, 2004. Annual expense was approximately $5,232, $4,257 and $2,532 for the years ended December 31, 2005, 2004 and 2003, respectively. The discount rate and rate of compensation increase used to measure year-end obligations was 5.75% and 5.00%, respectively as of December 31, 2005 and 6.00% and 5.00%, respectively as of December 31, 2004.

        Defined Contribution Plans.    Certain employees of the Company in the United States of America are eligible to participate in the Company-sponsored defined contribution plan. The Company makes a matching contribution of up to 50% of the employee's contribution based on specified limits of the employee's salary. The Company's expense related to this plan was approximately $3,281, $2,998 and $2,556 for the years ended December 31, 2005, 2004 and 2003, respectively. Approximately 5% of total plan assets were invested in Company stock at December 31, 2005 and 2004.

        There are additional Company-sponsored defined contribution arrangements for employees of the Company residing in countries other than the United States. The Company is required to make contributions based on the specific requirements of the plans. The Company's expense related to these plans was approximately $4,536, $4,557 and $3,210 for the years ended December 31, 2005, 2004 and 2003, respectively. None of the plan assets were invested in Company stock at any time during 2005 or 2004.

        During 2003, the District Court in the Southern District of Illinois (in the case of Cooper v. International Business Machines, "IBM" Personal Pension Plan) found that cash balance pension plans are age discriminatory and, therefore, violate the Employee Retirement Income Security Act of 1974. While this ruling applies solely to the IBM Personal Pension Plan, the Company as the sponsor of a cash balance pension plan in the United States, will monitor this case as it proceeds through the appeals process.

Note 13. Employee Stock Plans

        The Company maintains four Stock Incentive Plans, which provide for the grant of stock options, restricted stock and restricted stock units to eligible employees and Non-Employee Directors. At December 31, 2005, there were 52,579 shares of Common Stock reserved for issuance under all of the Company's stock plans, of which 6,477 shares are still available for future grants. Common Stock reserved for issuance includes 18,448 shares from the 2000 Stock Incentive Plan, which the Board of Directors approved during 2000, 29,784 shares from the 1998 Employees' Stock Incentive Plan, which was approved by the shareholders during 1998, 3,437 shares from the 1998 Employees' Stock Purchase Plan, which was approved by the shareholders during 1998, and 910 shares from the 1998 Non-Employee Directors' Stock Incentive Plan, 410 shares of which were approved by the shareholders during 1998 and an additional 500 of which were approved by the shareholders in May 2003. Generally, options vest proportionally over three years for employees and one to three years for non-employee directors and have an exercise price equal to the fair market value of the Common Stock on the date of the grant. Certain grants issued in 2000 permitted accelerated vesting if specified performance targets were achieved. Options granted to the Company's employees must be exercised five, seven or ten years from the date of grant. The vesting period and option term for grants to employees is at the discretion of the Compensation and Benefits Committee of the Board of Directors.

        The Company granted 344, 180 and 124 restricted stock units in 2005, 2004 and 2003, respectively. The grants had a nominal value of $7,657, $4,233 and $2,172 and a weighted average grant price of $22.29, $23.48 and $17.56 in 2005, 2004 and 2003, respectively, and vest over a one, two, three or four year period.

        The Company amended its Employee Stock Purchase Plan in 2001 to allow employees to purchase a limited amount of Common Stock at the end of each six-month period at a price equal to the lesser of 85% of fair market value on (a) the first trading day of the period, or (b) the last trading day of the period. Fair market value is defined as the average of the high and low prices of the shares on the relevant day. The Plan was originally adopted in 1998 with a quarterly purchase period and a price equal to the lesser of 90% of the fair market value on the first trading day or the last trading day of the period. Beginning with the first purchase of 2006, the plan has been amended to allow employees to purchase a limited amount of Common Stock at the end of each six-month period at a price equal to 85% of the fair market value on the last trading day of the period.

        SFAS No. 123 requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. In accordance with APB Opinion No. 25, the Company recognized $45 compensation cost in 2005 for the fixed stock option plans, $5,281 for restricted stock units, and $118 for Board of Directors' deferred stock. Compensation cost was recognized in 2004 and 2003 of $60 and $0 for the fixed stock option plans, $3,900 and $3,134 for restricted stock units, and $69 and $55 for Board of Directors' deferred stock units, respectively.

        The fair value of the Company's stock options used to compute pro forma net income and earnings per share is the estimated fair value at grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used for the periods ended December 31:

	2005	2004	2003
Expected term	4.39 years	4.38 years	3.00 years
Risk-free interest rate	3.9%	3.1%	1.7%
Dividend yield	0.3%	0.3%	0.3%
Expected volatility	29.6%	34.1%	36.0%

        The weighted average fair values of the Company's stock options granted in 2005, 2004 and 2003 were $7.46, $7.83, and $4.29 per share, respectively.

        The following table summarizes the Company's stock option activity for each of the three years ended December 31:

	Stock Options	Weighted Average Per Share Exercise Price
Options Outstanding, December 31, 2002	35,045	$21.41

Granted	6,246	$16.28
Exercised	(3,160)	$16.88
Expired/Terminated	(1,110)	$22.85

Options Outstanding, December 31, 2003	37,021	$20.89

Granted	6,003	$23.90
Exercised	(5,598)	$17.25
Expired/Terminated	(1,926)	$22.94

Options Outstanding, December 31, 2004	35,500	$21.86

Granted	4,813	$24.12
Exercised	(8,726)	$18.97
Expired/Terminated	(1,603)	$24.67

Options Outstanding, December 31, 2005	29,984	$22.91

        The following table summarizes significant ranges of outstanding and exercisable options of the Company at December 31, 2005:

				Weighted Average Option Exercise Prices
Range of Exercise Prices	Number Outstanding	Number Exercisable	Remaining Contractual Life
				Outstanding	Exercisable
$13.57–$16.05	4,910	3,234	4.1 years	$15.74	$15.60
$16.15–$20.49	4,506	4,447	3.8 years	$18.92	$18.92
$20.52–$23.62	1,995	1,605	4.7 years	$21.50	$21.12
$23.92–$23.92	4,895	1,514	5.3 years	$23.92	$23.92
$24.06–$24.18	4,340	73	6.2 years	$24.06	$24.15
$24.26–$27.12	4,406	4,053	3.5 years	$25.23	$25.19
$27.17–$31.15	4,932	4,932	3.0 years	$30.20	$30.20

	29,984	19,858

        On February 6, 2003, the Company distributed its majority interest in CTS through an exchange offer (see Note 5). The pro forma compensation expense reported for 2003 includes expense related to CTS option grants through the date of divestiture.

Note 14. Income Taxes

        Income (loss) from continuing operations before provision for income taxes consisted of:

	2005	2004	2003
U.S.	$293,734	$248,489	$119,836
Non-U.S.	160,519	165,950	204,487

	$454,253	$414,439	$324,323

        The provision (benefit) for income taxes consisted of:

	2005	2004	2003
U.S. Federal and State:
Current	$133,820	$69,616	$107,183
Deferred	19,880	14,978	15,739

	$153,700	$84,594	$122,922

Non-U.S.:
Current	$11,636	$46,023	$29,722
Deferred	4,826	(1,436)	13,310

	16,462	44,587	43,032

Total	$170,162	$129,181	$165,954

        The following table summarizes the significant differences between the U.S. Federal statutory taxes and the Company's provision for income taxes for consolidated financial statement purposes.

	2005	2004	2003
Tax Expense at Statutory Rate	35.0%	35.0%	35.0%
State and Local Income Taxes, net of Federal Tax Benefit	1.2	1.1	0.6
Impact of Non-U.S. Tax Rates and Credit	(2.7)	(3.4)	(4.7)
AJCA Taxes	8.9	0.0	0.0
U.S. Audit Settlements	0.0	(3.8)	0.0
Non-U.S. Audit Settlements	(6.4)	0.0	(4.3)
Amortization of U.S. Intangibles	1.0	1.1	22.5
Other, net	0.5	1.2	2.1

Total Taxes	37.5%	31.2%	51.2%

        In 2005, the Company's effective tax rate of 37.5% was reduced compared to 2004 primarily due to a favorable non-U.S. audit settlement of approximately $29,200. The effective tax rate for 2005 was also impacted by $40,600 of tax expense from the repatriation of $647,000 of foreign earnings back to the U.S. during 2005 under the American Jobs Creation Act of 2004 ("AJCA").

        In 2004, the Company's effective tax rate of 31.2% was decreased by approximately $15,100 primarily due to a favorable partial U.S. audit settlement.

        In 2003, the Company's effective tax rate of 51.2% was increased by a charge of approximately $69,600 due to the Company's reassessment, based on information received in April 2003, of its potential liability associated with certain D&B Legacy Tax Matters and related subsequent transactions. This is more fully described in Note 17. Partially offsetting this, the 2003 effective tax rate was decreased by the favorable settlement of a non-U.S. audit which approximated $13,900.

        The Company's deferred tax assets (liabilities) are comprised of the following at December 31:

	2005	2004
Deferred Tax Assets:
Non-U.S. Intangibles	$44,629	$57,989
Securities and Other Investments	10,316	16,298
Net Operating Losses	39,537	14,163
Employee Benefits	0	5,477
Accrued Liabilities	1,322	2,097

	95,804	96,024
Valuation Allowance	(24,193)	(12,382)

	71,611	83,642

Deferred Tax Liabilities:
Computer Software	(78,887)	(68,202)
Deferred Revenues	(15,424)	(18,532)
Employee Benefits	(10,772)	0
Depreciation	(6,010)	(3,999)
Other	(11,105)	(11,842)

	(122,198)	(102,575)

Net Deferred Tax Liability	$(50,587)	$(18,933)

        The 2005 and 2004 net deferred tax liability consists of a current deferred tax asset of $31,849 and $38,436, a non-current deferred tax asset of $48,414 and $59,968, a current deferred tax liability of $8,627 and $9,923, and a non-current deferred tax liability included in Other liabilities of $122,223 and $107,414, respectively. Also included in Other liabilities are certain income tax liabilities of $50,300 deemed to be long-term in nature. See Notes 2 and 17.

        The Company has federal, state and local, and non-U.S. tax loss carryforwards, the tax effect of which was $39,537 as of December 31, 2005. Of this amount, $13,387 have an indefinite carryforward period, $612 will expire in 2006 and the remaining $25,538 expire at various times between 2007 and 2025. The Company established a valuation allowance against state and local and non-U.S. net operating losses of $24,193 in 2005, $12,382 in 2004 and $9,146 in 2003, that based on available evidence, are more likely than not to expire before they can be utilized. Included in the valuation allowance for 2005 is $2,029 related to the tax effect of state and local net operating losses from the Pharmetrics acquisition. If these losses are subsequently recognized, goodwill will be reduced for the tax effect.

        In October 2004, the AJCA was signed into law. The AJCA allows companies to repatriate earnings from non-U.S. subsidiaries at a reduced U.S. tax rate through 2005. During the first quarter of 2005, IMS made the decision to repatriate $647,000 of foreign earnings back to the U.S. and accrued the tax associated with such remittance. In the second quarter of 2005, the Company adjusted its original estimate of the tax expense related to the repatriation primarily due to a technical correction as to the treatment of the gross-up of dividends repatriated under this provision. IMS completed the repatriation during the fourth quarter of 2005 and the 2005 tax provision has been adjusted to reflect the estimated tax liability associated with the repatriation. As of December 31, 2005, the Company maintained its intention to indefinitely reinvest the remaining undistributed earnings of non-U.S. subsidiaries. Undistributed earnings of non-U.S. subsidiaries aggregated approximately $705,600 at December 31, 2005. Deferred tax liabilities for U.S. federal income taxes have not been recognized for these undistributed earnings. It is not currently practicable to determine the amount of applicable taxes.

Note 15. Commitments

        The Company's contractual obligations include facility leases, agreements to purchase data and telecommunications services, leases of certain computer and other equipment and projected pension and other postretirement benefit plan contributions. At December 31, 2005, the minimum annual payment under these agreements and other contracts that have initial or remaining non-cancelable terms in excess of one year are as listed in the following table:

	Year
	2006	2007	2008	2009	2010	Thereafter	Total
Operating Leases(1)	$26,831	$18,936	$15,267	$11,801	$9,692	$31,139	$113,666
Data Acquisition and Telecommunication Services(2)	98,005	70,673	55,677	28,144	16,593	4,352	273,444
Computer and Other Equipment Leases(3)	20,994	17,500	9,259	3,333	1,931	18	53,035
Projected Pension and Other Postretirement Benefit Plan Contributions(4)	9,000	—	—	—	—	—	9,000
Long-term Debt(5)	2,862	2,862	152,862	2,862	464,714	—	626,162
Other Long-term Liabilities reflected on Consolidated Balance Sheet(6)	8,388	11,916	10,294	10,894	11,514	66,647	119,653

Total	$166,080	$121,887	$243,359	$57,034	$504,444	$102,156	$1,194,960

(1)
Rental expense under real estate operating leases for the years 2005, 2004 and 2003 was $24,107, $22,700 and $17,907, respectively.

(2)
Expense under data and telecommunications contracts for the years 2005, 2004 and 2003 was $139,652, $137,415 and $124,578, respectively.

(3)
Rental expense under computer and other equipment leases for the years 2005, 2004 and 2003 was $19,912, $18,422 and $18,318, respectively. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.

(4)
The Company's contributions to pension and other postretirement benefit plans for the years 2005, 2004 and 2003 were $32,657, $35,930 and $31,914, respectively.

The estimated contribution amount shown for 2006 includes both required and discretionary contributions to funded plans as well as benefit payments from unfunded plans. The majority of the expected contribution shown for 2006 is required.

(5)
Amounts represent the principal balance plus estimated interest expense under the Company's long-term debt (see Note 11).

(6)
Includes estimated future funding requirements related to pension and postretirement benefits (see Note 12) and the long-term portions of the 2001 and 2003 severance, impairment and other charges (see Note 7). As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: long-term tax liabilities ($50,300), deferred taxes ($122,223) and other sundry items ($8,594).

        Under the terms of the purchase agreements related to acquisitions made in since 2002, the Company may be required to pay additional amounts in relation to performance results for the period from 2006 to 2008 as contingent consideration. Based on current estimates, the Company expects the additional payments under these agreements to total approximately $40,000. As of December 31, 2005, approximately $26,000 was earned under these contingencies. The remaining annual contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2006 through 2008. See Note 17.

Note 16. IMS Health Capital Stock

        The Company's share repurchase program has been developed to buy opportunistically, when the Company believes that its share price provides it with an attractive use of its cash flow and debt capacity.

        On November 16, 2005, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. As of December 31, 2005, all of the 10,000 shares remained available for repurchase under the November 2005 program.

        On December 14, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. As of December 31, 2005, approximately 374 shares remained available for repurchase under the December 2004 program.

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

        During 2005, the Company repurchased approximately 10,213 shares of outstanding Common Stock under these programs at a total cost of $246,507. During 2004, the Company repurchased approximately 15,000 shares of outstanding Common Stock under these programs at a total cost of $362,659, including the repurchase of 4,600 shares on January 9, 2004 pursuant to an accelerated share repurchase program ("ASR"). As required under the ASR agreement, the Company paid an additional $942 of cash in May 2004 as the final settlement amount based on an increase in its share price over the settlement period. During 2003, the Company repurchased approximately 9,601 shares of outstanding Common Stock under these programs at a total cost of $184,155.

        Shares acquired through the Company's repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18.

        Under the Company's Restated Certificate of Incorporation as amended, the Company has authority to issue 820,000 shares with a par value of $.01 per share of which 800,000 represent shares of Common Stock, 10,000 represent shares of preferred stock and 10,000 represent shares of Series Common Stock. The preferred and series Common Stock can be issued with varying terms, as determined by the Board of Directors.

Note 17. Contingencies

        The Company and its subsidiaries are involved in legal and tax proceedings, claims and litigation arising in the ordinary course of business. Management periodically assesses the Company's liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where management currently believes it is probable that the Company will incur a loss and that the probable loss or range of loss can be reasonably estimated, the Company has recorded reserves in the Consolidated Financial Statements based on its best estimates of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. However, even in many instances where the Company has recorded a reserve, the Company is unable to predict with certainty the final outcome of the matter or whether resolution of the matter will materially affect the Company's results of operations, financial position or cash flows. As additional information becomes available, the Company adjusts its assessment and estimates of such liabilities accordingly.

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

        Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending tax and legal proceedings, claims and litigation will not have a material effect on the Company's results of operations, cash flows or financial position, with the possible exception of the matters described below.

Legacy and Related Matters

        In order to understand the Company's exposure to the potential liabilities described below, it is important to understand the relationship between the Company and its predecessors and other parties that, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

        In November 1996, the company then known as The Dun & Bradstreet Corporation ("D&B") separated into three public companies by spinning-off ACNielsen Corporation ("ACNielsen") and Cognizant Corporation ("Cognizant") (the "1996 Spin-Off"). Pursuant to the agreements effecting the 1996 Spin-Off, among other things, certain liabilities, including contingent liabilities relating to the IRI Action (defined below) and tax liabilities arising out of certain prior business transactions (the "D&B Legacy Tax Matters"), described more fully below, were allocated among D&B, ACNielsen and Cognizant.

        In June 1998, Cognizant separated into two public companies by spinning off IMS (the "1998 Spin-Off") and then changed its name to Nielsen Media Research, Inc. ("NMR"). As a result of the 1998 Spin-Off, the Company and NMR are jointly and severally liable for all liabilities of Cognizant under the agreements effecting the 1996 Spin-Off. As between themselves, however, the Company and NMR agreed that IMS will assume 75%, and NMR will assume 25%, of any payments to be made in respect of the IRI Action, including any legal fees and expenses related thereto incurred in 1999 or thereafter (IMS agreed to be responsible for legal fees and expenses incurred during 1998). In addition, the Company and NMR agreed they would share equally Cognizant's share of liability arising out of the D&B Legacy Tax Matters after the Company paid the first $130,000 of such liability. NMR's aggregate liability for payments in respect of the IRI Action and the D&B Legacy Tax Matters shall not exceed $125,000.

        Also during 1998, D&B separated into two public companies by spinning off The Dun & Bradstreet Corporation ("D&B I") and then changed its name to R.H. Donnelley ("Donnelley"). As a result of their separation in 1998, Donnelley and D&B I are each jointly and severally liable for all liabilities of D&B under the agreements effecting the 1996 Spin-Off.

        During 2000, D&B I separated into two public companies by spinning off The Dun & Bradstreet Corporation ("D&B II") and then changed its name to Moody's Corporation ("Moody's"). Pursuant to their separation in 2000, Moody's and D&B II are each jointly and severally liable for all of D&B I's liabilities under the agreements effecting the 1996 Spin-Off.

        IRI Litigation.    In July 1996, Information Resources, Inc. ("IRI") filed a complaint, subsequently amended in 1997, in the U.S. District Court of the Southern District of New York (the "IRI Action"), naming as defendants a company then known as The Dun & Bradstreet Corporation and now known as Donnelley, A.C. Nielsen Company (a subsidiary of ACNielsen) and I.M.S. International, Inc. (a predecessor of the Company) (collectively, the "Defendants"). At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of Donnelley. The amended complaint alleged various violations of U.S. antitrust laws under Sections 1 and 2 of the Sherman Antitrust Act. IRI sought damages in excess of $650,000, which IRI asked to be trebled, as well as punitive damages in an unspecified amount.

        In connection with the 1996 Spin-Off, D&B (now Donnelley), Cognizant (now NMR) and ACNielsen entered into an Indemnity and Joint Defense Agreement with respect to the IRI Action. In 2001, ACNielsen was acquired by VNU N.V., a publicly traded Dutch company ("VNU"). VNU assumed ACNielsen's obligations under the original Indemnity and Joint Defense Agreement.

        On July 30, 2004, VNU and its U.S. subsidiaries, VNU, Inc., ACNielsen, AC Nielsen (US), Inc. ("ACN (US)"), and NMR (collectively, the "VNU Parties"), Donnelley, D&B II, Moody's and the Company entered into an Amended and Restated Indemnity and Joint Defense Agreement (the "Amended JDA"). Pursuant to the Amended JDA, any and all liabilities incurred by Donnelley, D&B II, Moody's or IMS relating to a judgment (even if not final) or any settlement being entered into in the IRI Action ("IRI Liabilities") will be jointly and severally assumed and fully discharged exclusively by the VNU Parties. Under the Amended JDA, the VNU Parties agreed to, jointly and severally, indemnify Donnelley, D&B II, Moody's and IMS from and against all IRI Liabilities to which they become subject.

        As described above, the VNU Parties have assumed exclusive responsibility for the payment of all IRI Liabilities. Provided that the VNU Parties are able to fulfill their obligations under the Amended JDA, and that they ultimately do fulfill such obligations, the Company believes that the final resolution of the IRI Action should not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, because liability for violations of the antitrust laws is joint and several and because the rights and obligations relating to the Amended JDA are based on contractual relationships, the failure of the VNU Parties to fulfill their obligations under the Amended JDA could result in the other parties bearing all or a share of the IRI Liabilities. Joint and several liability for the IRI Action means that even where more than one defendant is determined to have been responsible for an alleged wrongdoing, the plaintiff can collect all or part of the judgment from just one of the defendants. This is true regardless of whatever contractual allocation of responsibility the defendants and any other indemnifying parties may have made, including the allocations described above between the VNU Parties, Donnelley, D&B II, Moody's and IMS.

        Accordingly, and as a result of the allocations of liability described above, in the event the VNU Parties default on their obligations under the Amended JDA, the Company will be responsible for 75% of Cognizant's share of any liabilities arising out of the IRI Action (which, under the application of joint and several liability described above, could be all the IRI Liabilities since the Company is a successor to a named defendant) and NMR will be responsible for 25% of any such liabilities; provided that NMR's aggregate liability for payments in respect of the IRI Action and the D&B Legacy Tax Matters shall not exceed $125,000. To date, NMR has made payments of approximately $91,000 relating to the IRI Action and the D&B Legacy Tax Matters, collectively. Further, if the VNU Parties default on their obligations, NMR, one of the VNU Parties, may default on its obligation to share any IRI Liabilities with the Company, or at the time the IRI Liabilities arise, NMR may have previously made sharing payments up to its $125,000 cap. In either such event, the Company could be liable for an amount up to all the IRI Liabilities.

        On February 1, 2005, the U.S. District Court for the Southern District of New York (the "District Court") entered a final judgment against IRI dismissing IRI's claims with prejudice and on the merits. IRI filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit (the "Second Circuit"). Oral arguments were held on October 18, 2005. On February 16, 2006, IRI and the Defendants entered into a settlement agreement pursuant to which such parties agreed to cause the IRI Action to be dismissed with prejudice. Pursuant to the settlement agreement, ACNielsen deposited $55,000 into escrow for the benefit of IRI, IRI deposited a full release of each of the Defendants and their affiliates and successors in interest into escrow and each of the Defendants deposited a full release of IRI into escrow, all to be held pending entry of an order of dismissal by the Second Circuit or the District Court, as may be appropriate. Upon entry of an order of dismissal, the IRI Action will be finally resolved.

        Management presently believes that the risk that the Company will incur any material liabilities with respect to the IRI Action is remote and, therefore no liability in respect of this matter has been accrued in the Company's financial statements. If, however, the IRI Action is not dismissed pursuant to the settlement agreement described above and IRI were to prevail in whole or in part in this action and if the VNU Parties fail to fulfill their indemnification obligations, the outcome of this matter could have a material adverse effect on the Company's financial position, results of operations and cash flows.

D&B Legacy and Related Tax Matters.

        The Partnership (1995–1996).    During the second quarter of 2003, the IRS issued an agent's final examination report seeking to disallow certain royalty expense deductions claimed by D&B on its 1995 and 1996 tax returns in connection with a specified partnership (the "Partnership") organized by D&B prior to the 1996 Spin-Off (the "DLA Matter"). Also in the second quarter of 2003, the IRS issued an additional agent's final examination report to the Partnership seeking to reallocate certain partnership income to D&B for 1996. D&B II and the Company believe that the positions taken by the IRS in the report to the Partnership are inconsistent with the IRS's denial of the royalty expense deductions claimed by D&B because such an assertion is duplicative. In addition, the IRS has asserted penalties for the years described above based on its interpretation of applicable law.

        Under the 1996 Spin-Off agreements, to the extent relevant here, Donnelley has the right and obligation to manage certain tax controversies with the IRS to the extent those controversies relate to tax liabilities for D&B's tax years 1995 and 1996 arising from the DLA Matter. Donnelley has apparently assigned this right and obligation to D&B II. However, under the 1996 Spin-Off agreements, Donnelley cannot agree to any final settlement with respect to the DLA Matter without NMR's consent, which right of consent NMR shares with IMS pursuant to the terms of the 1998 Spin-Off agreements. If NMR and the Company withhold consent, then NMR and the Company would have the right and obligation to assume responsibility for management of the DLA Matter and indemnify Donnelley to the extent that the ultimate liability arising from the controversy exceeded the proposed settlement.

        D&B II, as agent for Donnelley in the D&B Legacy Tax Matters, filed protests relating to the proposed assessments for the DLA Matter with the IRS Office of Appeals. D&B II then attempted to resolve these matters through the administrative appeals process. During the first quarter of 2004, as a result of information from D&B II regarding a proposed mediation with the IRS to settle partnership items related to the DLA Matter, the Company reclassified its tax reserves related to the DLA Matter from long-term (Other liabilities) to short-term (Accrued income taxes).

        In June 2004, the Company was advised that D&B II believed that it had reached a basis for settlement with the IRS regarding the 1995 and 1996 corporate and partnership proposed assessments (the "Preliminary Settlement Terms"). The agreement to the Preliminary Settlement Terms was tentative and non-binding. Under the Preliminary Settlement Terms, Donnelley would have retained approximately 15% of the tax benefit associated with the transaction and have paid a penalty of approximately 7% and the duplicative "inconsistent positions" described above would have been eliminated.

        In September 2004, D&B II advised the Company that the IRS had withdrawn its agreement to the Preliminary Settlement Terms. D&B II continued to negotiate with the IRS and subsequently developed a revised proposed settlement (the "Revised Proposed Settlement"). In October 2004, Donnelley and D&B II presented the Revised Proposed Settlement to NMR and IMS and requested their consent. The Company responded to Donnelley's and D&B II's request for consent to the Revised Proposed Settlement by consenting to the settlement of tax liabilities with respect to the DLA Matter. However, the Revised Proposed Settlement addressed matters beyond the DLA Matter and these matters would have had an adverse impact on the Company for tax years subsequent to the 1996 Spin-Off and with respect to which the Company believes neither Donnelley nor D&B II had the authority to negotiate or propose a settlement. The Company advised Donnelley that, to the extent the Revised Proposed Settlement addressed issues beyond the DLA Matter, the negotiation and presentation of the Revised Proposed Settlement constituted a breach of the 1996 Spin-Off agreements.

        Donnelley and D&B II then advised NMR and the Company that they were treating the Company's position as a withholding of consent, and that therefore under the 1996 Spin-Off agreements, NMR and the Company were obligated to assume management of the controversy and to indemnify Donnelley to the extent any ultimate resolution of the controversy was less favorable to Donnelley than that contained in the Revised Proposed Settlement. The Company does not agree with these assertions, but believes that Donnelley breached the terms of the 1996 Spin-Off agreements by negotiating and requesting consent for matters beyond its authority. Therefore, the Company does not believe that it is probable that it will incur any liability with respect to its response to the request for consent to the Revised Proposed Settlement and has not recorded any reserves for this item.

        During the second quarter of 2005, D&B II advised the Company that the IRS had again proposed a settlement agreement. This proposed settlement agreement reflected the financial terms set forth in the Preliminary Settlement Terms described above but did not address matters beyond the DLA Matter. Donnelley and D&B II presented this proposed settlement agreement to NMR and IMS and requested their consent. The Company estimates that the total payment required under this proposed settlement agreement exceeded that contemplated under the Revised Proposed Settlement by approximately $6,800 in interest. NMR and IMS consented to the settlement agreement and it is now effective. In October 2005, the Company paid $34,000 to the IRS in substantial satisfaction of its share of the total liability for the DLA Matter. This amount was previously accrued by the Company.

        The Partnership (1997–1999).    In January 2004, the IRS issued an agent's final examination report to the Partnership seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense on the Partnership's 1997 tax return during which year Cognizant was a partner in the Partnership. In January 2004, the IRS also issued agent's final examination reports to the Partnership and the Company seeking to reverse items of partnership income and loss and disallow certain royalty expense deductions claimed by the Company on its 1998 and 1999 tax returns arising from the Company's participation in the Partnership. If the IRS were to ultimately prevail in the foregoing positions, the Company's liability (tax and interest) for 1997 would be approximately $19,100, and its aggregate liability (tax and interest) for 1998 and 1999 would be approximately $28,900 (all net of income tax benefit for interest). If the IRS were to take a comparable position with respect to all of the Company's tax returns filed subsequent to 1999 and ultimately prevail, the Company's additional liability (tax and interest) would be approximately $61,300 (net of income tax benefit for interest).

        In addition, the IRS has asserted penalties for 1997 through 1999. If the IRS were to prevail in its assertion of penalties and interest thereon for these years, the Company estimates that its liability for such penalties and interest would be approximately $9,300 (all net of income tax benefit). The Company disputes the IRS's position and has not accrued this amount.

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

        Capital Losses (1989–1990).    In another D&B Legacy Tax Matter, in June 2000, the IRS issued a formal notice of adjustment regarding Donnelley's utilization of certain capital losses generated during 1989 and 1990. D&B I, as agent for Donnelley, advised the Company that on May 12, 2000, it filed an amended tax return for the 1989 and 1990 tax periods, which reflected $561,582 of additional tax and interest due. In May 2000, D&B I paid the IRS $349,291 and the Company paid the IRS $212,291; NMR subsequently reimbursed the Company approximately $41,000. D&B I filed a complaint for a refund in the U.S. District Court on September 21, 2000 to contest this assessment. In June 2004, D&B II advised the Company that it had decided not to pursue the refund claim and believed it had reached a basis for settlement with the IRS. A definitive settlement agreement was executed on December 6, 2004. The settlement required Donnelley to withdraw its complaint for a refund. In the first quarter of 2005, Donnelley received tax bills from the IRS in an aggregate amount of approximately $47,500 with respect to this settlement. The Company has paid the IRS approximately $10,900 in respect of these tax bills, which amount the Company believes represents its share of the total liability related to this matter. Donnelley and D&B II have advised the Company that they believe the Company and NMR each owe approximately an additional $7,600 (or approximately $5,000 net of tax benefits) for this matter. Should D&B II pursue arbitration, management does not believe that D&B II would prevail.

        Reserves.    As of December 31, 2005, the Company had reserves for the tax matters described above of approximately $120,100 in the aggregate. In the opinion of management, it is not probable, but may be reasonably possible that the Company will have additional liability of $9,300 in excess of the amount reserved for these matters attributable to potential penalties (and net interest thereon) for the years 1997 through 1999. In the opinion of management, the Company's reserves for the foregoing tax matters are adequate for the probable exposure and, accordingly, based on information currently available, management does not believe that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations but may have a material adverse effect on cash flows in the period in which any such amounts are paid.

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

Matters Before the Belgian Competition Service

        Complaints were filed in 1998 and 1999 against the Company with the Belgian Competition Service ("BCS") by SmithKline Beecham Pharma S.A. ("SKB") and Source Informatics Belgium S.A. ("Source") alleging abuse of a dominant position on the Belgian market and requests were made for the adoption of interim measures pending consideration of the complaints. In October 1999 and 2000, the Chairman of the Belgian Competition Council ("BCC") adopted interim measures against the Company, with which the Company has complied. In June 2004 the BCS sent information requests to the Company, Source and various third parties in respect of the SKB complaint filed in 1998. The Company and Source responded to the requests. In December 2004, the Company received a formal statement of objections alleging that the Company had abused its dominant position on the Belgian market in violation of Article 82 of the EC Treaty and corresponding Belgian law. Under Belgian law, the Company has the opportunity to provide its comments to the statement of objections, both in writing (which the Company submitted in February 2005) and orally. Once the investigation is complete, the BCC will issue a proposed decision to be adopted by the BCC, and the reasons therefor. The Company will then be given access to the investigation file, will be given the right to contest in writing any findings of the report and to produce evidence of its own, and the right to present its defense at an oral hearing. The BCC will ultimately determine whether the Company violated Article 82 of the EC Treaty and corresponding Belgian law and may impose fines against the Company.

        In a separate matter, in October 2004, the BCS notified IMS of a request for information in connection with IMS's acquisition of Source in April 2004. The BCS is investigating whether such acquisition may violate Article 82 of the EC Treaty and corresponding Belgian law. The Company responded to the request for information in December 2004.

        The Company intends to continue to vigorously defend itself in these matters before the Belgian competition authorities. Management of the Company is unable to predict at this time the final outcome of these matters or whether adverse resolutions thereof could materially affect the Company's results of operations, cash flows or financial position in the period in which such adverse resolution occurs.

Other Contingencies

        Contingent Consideration.    Under the terms of the purchase agreements related to acquisitions made from 2001 through 2005, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain targets during 2003 through 2008. Substantially all of any additional payments will be recorded as goodwill in accordance with EITF No. 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination." As of December 31, 2005, approximately $26,000 was earned under these contingencies. Based on current estimates, management expects the remaining additional contingent payments under these agreements to total approximately $40,000. It is expected that these contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2005 through 2008.

        Synavant Spin-Off.    In August 2000, the Company spun off Synavant, Inc. in a transaction qualifying as tax free under Section 355 of the Internal Revenue Code ("IRC"). If, contrary to expectations, the spin-off of Synavant were not to qualify as tax free under Section 355, then, in general, a corporate tax would be payable by the consolidated group, of which the Company is a common parent and Synavant is a member, based on the difference between (x) the fair market value of the Synavant Common Stock on the date of the spin-off and (y) the adjusted basis of such Synavant Common Stock. In addition, under the consolidated return rules, each member of the consolidated group would be severally liable for such tax liability. Pursuant to the terms of the spin-off, the Company would be liable for the resulting corporate tax, except in certain circumstances. In the opinion of management and based on the opinion of tax counsel, McDermott, Will & Emery, it is not probable, but may be reasonably possible, that the Company will incur liability for this matter; therefore, the Company has not recorded reserves for this matter. The Company estimates that the aggregate tax liability in this regard would not exceed $100,000.

        CTS Split-Off.    On February 6, 2003, the Company completed an exchange offer to distribute its majority interest in Cognizant Technology Solutions ("CTS") in a transaction qualifying as tax free under Section 355 of the IRC. The Company exchanged 0.309 shares of CTS class B common shares for each share of the Company that was tendered. Under terms of the offer, the Company accepted 36,540 IMS common shares tendered in exchange for all 11,291 CTS common shares that the Company owned. As the offer was oversubscribed, the Company accepted tendered IMS shares on a pro-rata basis in proportion to the number of shares tendered. The proration factor was approximately 21.1%.

        If, contrary to expectations, the CTS distribution were not to qualify as tax free under Section 355, then, in general, a corporate tax would be payable by the Company based on the difference between (x) the fair market value of the CTS class B Common Stock at the time of the exchange offer and (y) the Company's adjusted tax basis in such class B Common Stock. Pursuant to the distribution agreement entered into between the Company and CTS in connection with the distribution, CTS agreed to indemnify the Company in the event the transaction is taxable as a result of a breach of certain representations made by CTS, subject to certain exceptions. In the opinion of management and based on the opinion of tax counsel, McDermott, Will & Emery, it is not probable, but may be reasonably possible, that the Company will incur liability for this matter, therefore, the Company has not recorded reserves for this matter. The Company estimates that the aggregate tax liability in this regard would not exceed $215,725.

        Other Tax Contingencies.    In addition to the tax items discussed above, the Company has tax reserves of approximately $29,100 that relate to various positions it has taken on tax returns filed in numerous countries over the last several years. These reserves represent the Company's best estimate of the probable liability should the tax return positions be challenged by the relevant tax authorities. While the amount is material in the aggregate, no individual item is material and no single event will have a material impact related to these reserves. See Note 14 for additional tax related matters.

Note 18. Merger Costs

        On July 11, 2005, the Company announced a definitive agreement to merge with VNU, a global information and media company based in Haarlem, The Netherlands. VNU is a leader and has recognized brands in marketing information (ACNielsen), media measurement and information (Nielsen Media Research) and business information (publications and trade shows). On November 17, 2005, the Company announced the termination of the proposed merger with VNU.

        In connection with the terminated merger with VNU, the Company incurred merger costs of $17,928 through December 31, 2005, primarily for professional and investment banking fees. Such fees were expensed as incurred during 2005. In connection with the merger termination agreement, VNU agreed to reimburse the Company $15,000 for merger related costs incurred by IMS. This $15,000 has been reflected in Other income (expense), net in the Consolidated Statement of Income for the year ended December 31, 2005, since such reimbursement was not contemplated at the time the fees were incurred. Furthermore, VNU has agreed to pay the Company an additional $45,000 should VNU itself be acquired by November 17, 2006. The Company has agreed to pay VNU $15,000 should IMS be acquired by November 17, 2006.

Note 19. Supplemental Financial Data

Accounts receivable, net:

	At December 31,
	2005	2004
Trade and notes	$267,992	$231,994
Less: Allowances	(7,629)	(8,270)
Unbilled receivables	36,939	41,059

	$297,302	$264,783

Other current assets:

	At December 31,
	2005	2004
Deferred income taxes	$31,849	$38,436
Prepaid expenses	63,999	61,396
Work-in-process inventory	53,643	57,643
Note receivable from TriZetto (Note 9)	—	37,414
Other	11,274	16,891

	$160,765	$211,780

Property, plant and equipment, net

	At December 31,
			Estimated Useful lives
	2005	2004
Buildings	$94,492	$102,965	40–50 years
Less: Accumulated depreciation	(28,107)	(29,495)
Machinery and equipment	204,137	202,366	3–12 years
Less: Accumulated depreciation	(137,781)	(148,838)
Leasehold improvements, less Accumulated amortization of $14,688 and $14,107, respectively	10,836	11,387
Land	5,009	6,829

	$148,586	$145,214

Computer software and Goodwill:

	Computer Software	Goodwill
January 1, 2004	$198,558	$247,958
Additions at cost	84,440	44,203
Amortization	(58,356)	—
Other deductions and foreign exchange	5,379	10,068

December 31, 2004	$230,021	$302,229
Additions at cost	86,948	172,456
Amortization	(67,022)	—
Other deductions and foreign exchange	(8,649)	(17,679)

December 31, 2005	$241,298	$457,006

        Accumulated amortization of computer software was $408,007 and $353,111 at December 31, 2005 and 2004, respectively.

Other assets:

	At December 31,
	2005	2004
Long-term pension assets	$136,742	$112,005
Long-term deferred tax asset	48,414	59,968
Deferred charges and other intangible assets	88,881	66,582
Other	25,046	30,253

	$299,083	$268,808

Accounts payable:

	At December 31,
	2005	2004
Trade	$39,270	$42,977
Taxes other than income taxes	26,737	22,048
Other	5,730	5,319

	$71,737	$70,344

Accrued and other current liabilities:

	At December 31,
	2005	2004
Salaries, wages, bonuses and other compensation	$73,720	$69,118
Accrued data acquisition costs	53,749	49,861
Accrued severance and other costs	16,824	42,426
Other	87,182	75,734

	$231,475	$237,139

Other liabilities:

	At December 31,
	2005	2004
Long-term tax liability	$50,300	$123,900
Deferred tax liability	122,223	107,414
Other	14,316	21,012

	$186,839	$252,326

Note 20. Operations by Business Segment

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

        The Company maintains regional geographic management to facilitate local execution of its global strategies. However, the Company maintains global leaders for the majority of its critical business processes; and the most significant performance evaluations and resource allocations made by the Company's chief operating decision makers are made on a global basis. As such, the Company has concluded that it maintains one operating and reportable segment.

Operating Results by Geographic Region

        The following represents selected geographic information for the regions in which the Company operates as of and for the years ended December 31, 2005, 2004 and 2003.

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Year Ended December 31, 2005:
Operating Revenue(4)	$779,982	$736,061	$238,748	—	$1,754,791
Operating Income (Loss)(5)	$292,408	$108,147	$105,342	$(85,077)	$420,820
Total Assets	$578,640	$791,210	$157,442	$445,728	$1,973,020

Year Ended December 31, 2004:
Operating Revenue(4)	$707,471	$654,336	$207,238	—	$1,569,045
Operating Income (Loss)(5)	$278,822	$105,510	$107,714	$(105,585)	$386,461
Total Assets	$434,001	$1,020,115	$158,206	$278,384	$1,890,706

Year Ended December 31, 2003:
Operating Revenue(4)	$656,788	$537,112	$187,861	—	$1,381,761
Operating Income (Loss)(5)	$274,501	$87,923	$107,805	$(108,737)	$361,492
Total Assets	$422,114	$836,600	$118,745	$266,879	$1,644,338

Notes to Geographical Financial Information:

(1)
Americas includes the United States, Canada and Latin America. Americas included Operating Revenue in the United States of $634,379, $571,245, and $537,884 in 2005, 2004, and 2003, respectively, and Total Assets of $476,320, $330,479, and $328,049 in 2005, 2004, and 2003, respectively.

(2)
Europe includes countries in Europe, the Middle East and Africa.

(3)
Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region. Asia Pacific included Operating Revenue in Japan of $155,926, $142,855, and $138,070 in 2005, 2004, and 2003, respectively, and Total Assets of $54,296, $69,498, and $51,298 in 2005, 2004, and 2003, respectively.

(4)
Operating Revenue relates to external customers and is primarily based on the location of the customer. The Operating Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)
Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions' profitability. For the year ended December 31, 2004, Severance, impairment and other charges of $6,979, $26,908, and $2,132 for the Americas, Europe, and Asia Pacific, respectively, are presented in Corporate and Other. For the year ended December 31, 2003, Severance, impairment and other charges of $17,369, $5,040 and $11,081 for the Americas, Europe and Asia Pacific, respectively, are presented in Corporate and Other. The Operating Income amounts for the geographic segments include the impact of foreign exchange in converting results into U.S. dollars.

Notes to Consolidated Financial Statements (Continued)
(Dollars and shares in thousands, except per share data)

        A summary of the Company's operating revenue by product line for the years ended December 31, 2005, 2004 and 2003 is presented below:

	Years ended December 31,
	2005	2004	2003
Sales Force Effectiveness	$847,733	$778,942	$706,073
Portfolio Optimization	501,199	459,086	422,911
Launch, Brand and Other	405,859	331,017	252,777

Operating Revenue	$1,754,791	$1,569,045	$1,381,761

Note 21. Subsequent Events

        On January 25, 2006, the Board of Directors authorized a repurchase program to buy up to 30,000 shares.

        On January 31, 2006, the Company purchased 25,000 shares of outstanding Common Stock at a cost of approximately $627,000, pursuant to an ASR. The ASR agreement provides for the final settlement of the contract in either cash or additional shares of the Company's Common Stock at its sole discretion. The Company's final settlement amount will increase or decrease based on its share price over the settlement period.

        The Company funded the ASR through existing cash balances, $100,000 available under its existing bank credit facilities (see Note 11), an additional $300,000 made available under its existing bank credit facilities as a result of a private placement transaction in Japan (see Note 11) and through a $150,000 bridge loan obtained in February 2006. The bridge loan has a term of 90 days from its inception and bears interest at an annual rate of approximately 5%.

Quarterly Financial Data (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended(1)
2005
	Mar-31	Jun-30	Sep-30	Dec-31	Full Year
Operating Revenue	$410,984	$433,282	$432,796	$477,729	$1,754,791
Operating Income	$96,872	$103,297	$102,231	$118,420	$420,820
Net Income(2)	$30,343	$93,179	$71,140	$89,429	$284,091

Basic Earnings Per Share of Common Stock:
Net Income	$0.13	$0.41	$0.31	$0.39	$1.24

Diluted Earnings Per Share of Common Stock:
Net Income	$0.13	$0.41	$0.30	$0.38	$1.22

	Three Months Ended(1)
2004
	Mar-31	Jun-30	Sep-30	Dec-31	Full Year
Operating Revenue	$361,576	$379,583	$384,171	$443,715	$1,569,045
Operating Income	$96,232	$102,468	$102,891	$84,870	$386,461
Net Income	$81,078	$65,121	$65,632	$73,591	$285,422

Basic Earnings Per Share of Common Stock:
Net Income	$0.35	$0.28	$0.28	$0.32	$1.22

Diluted Earnings Per Share of Common Stock:
Net Income	$0.34	$0.27	$0.28	$0.32	$1.20

(1)
Refer to Notes 7 and 18 for additional information regarding significant items impacting the Consolidated Statements of Income during 2005 and 2004.

(2)
Includes a reimbursement of $15,000 from VNU in the three months ended December 31, 2005 for costs incurred by the Company related to the terminated merger between IMS and VNU (see Note 18).

Five-year Selected Financial Data (Unaudited)

(Dollars and shares in thousands, except per share data)

	2005	2004	2003	2002	2001
Results of Operations:
Operating Revenue	$1,754,791	$1,569,045	$1,381,761	$1,219,440	$1,173,954
Costs and expenses(1)	1,333,971	1,182,584	1,020,269	816,417	885,414

Operating Income	420,820	386,461	361,492	403,023	288,540
Non-Operating Income (Loss), net(2)	33,433	27,978	(37,169)	(24,270)	(136,094)

Income before provision for income taxes	454,253	414,439	324,323	378,753	152,446
Provision for income taxes	(170,162)	(129,181)	(165,954)	(114,964)	(23,982)
TriZetto equity income (loss), net of income taxes	—	164	(4,248)	(873)	(6,985)
TriZetto impairment charge, net of income taxes(3)	—	—	(14,842)	(26,118)	—

Income from continuing operations	284,091	285,422	139,279	236,798	121,479
Income from discontinued operations, net of income taxes(4)	—	—	2,779	29,317	63,947
Gain on discontinued operations (4)	—	—	496,887	—	—

Net Income	$284,091	$285,422	$638,945	$266,115	$185,426

Basic Earnings Per Share of Common Stock:
Income from continuing operations	$1.24	$1.22	$0.57	$0.83	$0.41
Income from discontinued operations	$—	$—	$2.04	$0.10	$0.22

Basic Earnings Per Share of Common Stock	$1.24	$1.22	$2.61	$0.93	$0.63

Weighted average number of shares outstanding—basic	228,615	233,199	245,033	285,851	295,162
Diluted Earnings Per Share of Common Stock:
Income from continuing operations	$1.22	$1.20	$0.56	$0.83	$0.40
Income from discontinued operations	$—	$—	$2.02	$0.10	$0.21

Diluted Earnings Per Share of Common Stock	$1.22	$1.20	$2.58	$0.93	$0.62

Weighted average number of shares outstanding—diluted	232,484	237,705	247,263	286,663	300,147
As a % of operating revenue:
Operating Income	24.0%	24.6%	26.2%	33.0%	24.6%
Income from continuing operations	16.2%	18.2%	10.1%	19.4%	10.3%

Cash dividend declared per Common Stock	$0.08	$0.08	$0.08	$0.08	$0.08

Balance Sheet Data:
Shareholders' Equity	$415,055	$255,714	$189,577	$222,256	$218,366
Total Assets	$1,973,020	$1,890,706	$1,644,338	$1,618,528	$1,367,554
Postretirement and postemployment benefits	$110,782	$99,899	$86,920	$73,813	$44,305
Long-term debt and other liabilities	$798,270	$878,996	$429,363	$432,894	$322,557

(1)
2005 includes merger costs of $17,928 related to the terminated VNU merger. 2004 includes charges related to Severance, impairment and other charges of $36,890. 2003 includes charges related to Severance, impairment and other charges of $37,220. 2001 includes charges related to Severance, impairment and other charges of $94,616, and Terminated transaction costs of $6,457. Refer to Notes 5, 9, 7 and 18 for additional information regarding significant items impacting the Consolidated Statements of Income during the three years ended December 31, 2005.

Five-year Selected Financial Data (Unaudited) (Continued)

(Dollars and shares in thousands, except per share data)

(2)
2005 includes the reimbursement of $15,000 of merger costs as a result of the VNU merger termination agreement and gains (losses) from investments, net of $4,713. 2004 includes a gain from the sale of TriZetto shares of $38,803, gains (losses) from investments, net of $11,892 and the SAB No. 51 loss related to issuance of investees' stock of $184. 2003 includes gains (losses) from investments, net of $258 and the SAB No. 51 loss related to issuance of investees' stock of $420. 2002 includes gains (losses) from investments, net of $7,268 and the SAB No. 51 loss related to issuance of investees' stock of $951. 2001 includes loss on Gartner shares of $84,880, gains (losses) from investments, net of $(25,687) and the SAB No. 51 loss related to issuance of investees' stock of $6,679. Refer to Notes 5, 9, 7 and 18 for additional information regarding significant items impacting the Consolidated Statements of Income during the three years ended December 31, 2005.

(3)
TriZetto impairment charge, net of income taxes includes taxes of $9,565 and $16,832 in 2003 and 2002, respectively (See Note 9).

(4)
Income from discontinued operations, net of income taxes includes a tax provision of $1,237, $15,440 and $39,753 for 2003, 2002 and 2001, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of December 31, 2005 (the "Evaluation Date"). Based on such evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to IMS (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

Design and Evaluation of Internal Control Over Financial Reporting

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2005. Our independent registered public accounting firm also attested to, and reported on, our management's assessment of the effectiveness of internal control over financial reporting. Our management's report and our independent registered public accounting firm's attestation report are set forth in Part II, Item 8 of this Annual Report on Form 10-K under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm."

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information about our directors and nominees in response to this Item, including information relating to our audit committee and audit committee financial expert, will be set forth in the section entitled "Proposal No. 1: Election of Directors" in our Definitive Proxy Statement (the "2006 Proxy Statement") relating to our Annual Meeting of Shareholders to be held on May 5, 2006, which information is incorporated herein by reference. Information about the Company's executive officers is set forth in the section entitled "Executive Officers of the Registrant" on pages 16 through 18 of this Annual Report on Form 10-K.

        Information about the filing of reports by our directors, executive officers and 10% stockholders under Section 16(a) of the Exchange Act will be set forth under the section "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2006 Proxy Statement. Information relating to our Code of Ethics for Principal Executive Officer and Senior Financial Officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11. Executive Compensation

        Information in response to this Item will be set forth in the sections entitled "Proposal No. 1: Election of Directors" and "Compensation of Executive Officers" in our 2006 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information in response to this Item will be set forth in the sections entitled "Security Ownership of Management and Principal Shareholders" in our 2006 Proxy Statement, which information is incorporated herein by reference.

        The following table provides information as of December 31, 2005, regarding certain outstanding awards and shares remaining available for future issuance under our compensation plans under which equity securities are authorized for issuance (excluding 401(k) plans, ESOPs and similar tax-qualified plans):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1) (c)
Equity compensation plans approved by security holders	25,368,353	$22.31	4,961,045
Equity compensation plans not approved by security holders	5,457,496	$22.20	1,516,003
Total	30,825,849	$22.29	6,477,048

1.
Of the shares remaining available for future issuance, the numbers of shares that may be issued as restricted stock or grants of stock as a bonus under our plans at December 31, 2005, were as follows: 1998 Employees' Stock Incentive Plan, 1,422,640 shares; 2000 Stock Incentive Plan, 1,516,003 shares; and 1998 Non-Employee Directors' Stock Incentive Plan, 256,331 shares. These are equity incentive plans that also authorize the grant of options and other types of equity awards, so that the shares will not necessarily be issued as restricted stock or stock bonus grants. Of the shares remaining available for future issuance, 2,278,491 shares remain available under the Company's Employee Stock Purchase Plan, a stock purchase plan meeting the requirements of Section 423 of the Internal Revenue Code.

        Our equity compensation plans that have not been approved by our shareholders are the 2000 Stock Incentive Plan and certain shares authorized for grant under the 1998 Non-Employee Directors' Stock Incentive Plan. Set forth below is a description of the material features of these plans:

          The 2000 Stock Incentive Plan provides for the grant of options and other equity awards to employees, excluding executive officers and directors. The Board of Directors adopted the Plan in 2000. Grants under the Plan are determined, and the Plan is administered by the Compensation and Benefits Committee of the Board of Directors (the "Committee") and certain officers to whom the Committee has delegated authority. The features of the Plan are similar to those of the 1998 Employees' Stock Incentive Plan, authorizing grants of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, and other stock-based awards. The Committee sets vesting terms of awards at grant; in some cases options or awards may vest upon the achievement of pre-set performance goals. To date, we have granted primarily options and restricted stock units under the Plan. Options must have an exercise price of at least 100% of the fair market value of the Common Stock on the grant date, and a term not exceeding ten years. Upon termination of employment, unvested options generally are forfeited and vested options expire 90 days after termination, except terms that are more favorable apply in the case of death, disability and retirement or as determined by the Committee. The exercise price may be paid in cash or by surrender of previously acquired shares. Restricted stock units granted under the Plan are settled by delivery of shares, and generally have been subject to a risk of forfeiture upon termination of employment for a period of one to four years, except more favorable terms apply to termination due to death, disability or retirement. Holders of restricted stock units are entitled to dividend equivalents payable in cash upon vesting. The Committee has specified that certain awards under the Plan will become vested upon a change in control of IMS.

          The 1998 Non-Employee Directors' Stock Incentive Plan currently provides for the grant of options and restricted stock to non-employee directors. Under Securities and Exchange Commission rules governing the above table, the Plan is considered approved by security holders but was amended by the Board of Directors to add 226,678 shares in 2000. Grants under the Plan are determined, and the Plan is administered by, the Compensation and Benefits Committee of the Board of Directors, subject to the review and approval of the full Board of Directors. Options must have an exercise price of at least 100% of the fair market value of the Common Stock on the grant date, and a term not exceeding ten years. The Committee sets vesting terms of awards at grant. Upon termination of service as a director, unvested options generally are forfeited and vested options expire 90 days after termination, except more favorable terms, including non-forfeiture of unvested options, apply in the case of death, disability and retirement or as determined by the Committee. The exercise price may be paid in cash or by surrender of previously acquired shares. Restricted stock granted under the Plan is subject to a risk of forfeiture upon termination of service as a director, except in the case of death or disability or as otherwise determined by the Committee, for a period specified by the Committee.

Item 13. Certain Relationships and Related Transactions

        Not applicable.

Item 14. Principal Accountant Fees and Services

        Information in response to this item will be set forth in the section entitled "Proposal No. 2: Appointment of and Relationship with Independent Registered Public Accounting Firm" in our 2006 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

  (a)
  List of documents filed as part of this report.

  (1)
  Consolidated Financial Statements.

  See Index to Consolidated Financial Statements and Financial Statement Schedule on page 95 and in Part II, Item 8 of this Annual Report on Form 10-K.

  (2)
  Consolidated Financial Statement Schedule.

  See Index to Consolidated Financial Statements and Financial Statement Schedule on page 95 and in Part II, Item 8 of this Annual Report on Form 10-K.

  (3)
  Other Financial Information.

  Five-Year Selected Financial Data. See Index to Consolidated Financial Statements and Financial Statement Schedule on page 95 and in Part II, Item 8 of this Annual Report on Form 10-K.

  (b)
  Exhibits.

  See Index to Exhibits on pages 97 to 103 of this Annual Report on Form 10-K, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits.

  (c)
  Financial Statement Schedule.

  See Index to Consolidated Financial Statements and Financial Statement Schedule on page 95 and in Part II, Item 8 of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMS Health Incorporated (Registrant)
By:	/s/ DAVID R. CARLUCCI David R. Carlucci Chief Executive Officer and President

Date: February 21, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DAVID R. CARLUCCI David R. Carlucci	Chief Executive Officer, President and Director (principal executive officer)
/s/ NANCY E. COOPER Nancy E. Cooper	Senior Vice President and Chief Financial Officer (principal financial officer)
/s/ LESLYE G. KATZ Leslye G. Katz	Vice President and Controller (principal accounting officer)
/s/ CONSTANTINE L. CLEMENTE Constantine L. Clemente	Director
/s/ JAMES D. EDWARDS James D. Edwards	Director
/s/ KATHRYN E. GIUSTI Kathryn E. Giusti	Director
/s/ JOHN P. IMLAY, JR. John P. Imlay, Jr.	Director
/s/ ROBERT J. KAMERSCHEN Robert J. Kamerschen	Director
/s/ H. EUGENE LOCKHART H. Eugene Lockhart	Director
/s/ M. BERNARD PUCKETT M. Bernard Puckett	Director
/s/ DAVID M. THOMAS David M. Thomas	Director
/s/ WILLIAM C. VAN FAASEN William C. Van Faasen	Director

Date: February 21, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page No.
Statement of Management's Responsibility for Financial Statements	41
Management's Report on Internal Control Over Financial Reporting	42
Report of Independent Registered Public Accounting Firm	43
FINANCIAL STATEMENTS:
As of December 31, 2005 and 2004:
Consolidated Statements of Financial Position	45
For the years ended December 31, 2005, 2004 and 2003:
Consolidated Statements of Income	46
Consolidated Statements of Cash Flows	47
Consolidated Statements of Shareholders' Equity	49
Notes to Consolidated Financial Statements	52
OTHER FINANCIAL INFORMATION:
Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Quarterly Financial Data (Unaudited) for the years ended December 31, 2005 and 2004	88
Five-Year Selected Financial Data (Unaudited)	89
FINANCIAL STATEMENT SCHEDULE:
Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003	96
OTHER:
IMS Health Incorporated and Subsidiaries	Exhibit 21

        Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

IMS HEALTH INCORPORATED AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2005, 2004 and 2003

(In thousands)

COL. A	COL. B	COL. C				COL. D		COL. E
		Additions
Description	Balance Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for accounts receivable:
For the Year Ended December 31, 2005	$8,270	$6,507		$2,774	(a)	$9,922	(b)	$7,629
For the Year Ended December 31, 2004	$4,429	$3,997		$6,617	(a)	$6,773	(b)	$8,270
For the Year Ended December 31, 2003	$5,808	$672		$9,333	(a)	$11,384	(b)	$4,429
Valuation allowance deferred income taxes:
For the Year Ended December 31, 2005	$12,382	$10,272	(c)	$2,029	(d)	$490		$24,193
For the Year Ended December 31, 2004	$9,146	$3,395	(c)	$0		$159		$12,382
For the Year Ended December 31, 2003	$9,155	$2,591	(c)	$0		$2,600		$9,146

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
  Includes valuation allowance for Pharmetrics Net Operating Losses acquired in 2005.

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
..4
Amendment No. 3, dated July 10, 2005, to the Rights Agreement, dated as of June 15, 1998 between IMS Health Incorporated and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on July 11, 2005).
..5
Amendment No. 4, dated February 16, 2006, to the Rights Agreement, dated as of June 15, 1998 between IMS Health Incorporated and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on February 17, 2006).
..6
Note Purchase Agreement dated as of January 15, 2003, between IMS Health Incorporated and each purchaser party thereto relating to the issuance and sale of $150,000,000 aggregate principal amount of 4.60% Senior Notes due 2008 (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003).
..7
First Amendment dated as of August 26, 2005 to the Note Purchase Agreement dated as of January 15, 2003, among IMS Health Incorporated and each purchaser party thereto relating to the issuance and sale of $150,000,000 aggregate principal amount of 4.60% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 2, 2005).
..8
Master Note Purchase Agreement, dated January 27, 2006, among IMS Japan K.K., IMS Health Incorporated, AIG Edison Life Insurance Company, American General Life and Accident Insurance Company, AIG Annuity Insurance Company, American General Life Insurance Company, Metropolitan Life Insurance Company, The Travelers Insurance Company, Monumental Life Insurance Company, Transamerica Life Insurance Company, New York Life Insurance Company and New York Life Insurance and Annuity Corporation (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on February 1, 2006).

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
..5
Eighth Amended and Restated Agreement of Limited Partnership of IMS Health Licensing Associates, L.P., among IMS AG, Coordinated Systems Management, Inc., Utrecht-America Finance Co. and Edam, L.L.C., dated as of July 1, 2003 (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).
..6
Agreement of Limited Liability Company of IMS Health Licensing Associates, L.L.C. by and among IMS Health Incorporated, Coordinated Management Systems, Inc., IMS AG, Utrecht-America Finance Co. and Edam, L.L.C., dated as of March 17, 2005 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 6, 2005).
..7
Second Amended and Restated IMS Health Guaranty made by IMS Health Incorporated in favor of Utrecht-America Finance Co. and Edam, L.L.C., dated as of July 1, 2003 (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).
..8
Third Amended and Restated IMS Health Guaranty by IMS Health Incorporated in favor of Utrecht-America Finance Co. and Edam, LLC, effective as of March 17, 2005 (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 6, 2005).
..9
Undertaking of IMS Health Incorporated, dated June 30, 1998 (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
..9.1
Distribution Agreement among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997).
..9.2
Tax Allocation Agreement among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997).
..9.3.
Employee Benefits Agreement among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997).

..9.4
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
..10
Distribution Agreement between IMS Health Incorporated and Gartner, Inc. (p.k.a. Gartner Group Inc.), dated as of June 17, 1999 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 10, 1999).
..11
Distribution Agreement between IMS Health Incorporated and Synavant Inc., dated August 31, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed September 15, 2000).
..12
Tax Allocation Agreement between IMS Health Incorporated and Synavant Inc. dated August 31, 2000 (incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K filed September 15, 2000).
..13
Employee Benefits Agreement between IMS Health Incorporated and Synavant Inc. dated August 31, 2000 (incorporated by reference to Exhibit 2.5 to the Registrant's Current Report on Form 8-K filed September 15, 2000).
..14
Distribution Agreement between IMS Health Incorporated and Cognizant Technology Solutions Corporation dated January 7, 2003 (incorporated by reference to Exhibit 10.13 to the Amendment No. 2 to Form S-4 Registration Statement of Cognizant Technology Solutions Corporation filed on January 9, 2003).
..15
1998 IMS Health Incorporated Replacement Plan for Certain Non-Employee Directors Holding Cognizant Corporation Equity-Based Awards, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..16
1998 IMS Health Incorporated Non-Employee Directors' Stock Incentive Plan, as amended on July 25, 2000 and restated to reflect such amendment (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 filed on July 14, 2003).*
..17	1998 IMS Health Incorporated Non-Employee Directors' Stock Incentive Plan, as amended and restated through December 13, 2005.*†
..18
Form of Non-Employee Directors' Stock Option Agreement (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..19
Form of Non-Employee Directors' Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*
..20
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
..22
1998 IMS Health Incorporated Non-Employee Directors' Deferred Compensation Plan (As amended and restated through August 1, 2002) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002).*
..23	1998 IMS Health Incorporated Non-Employee Directors' Deferred Compensation Plan (As amended and restated through January 27, 2006).*†
..24	Summary Sheet for Non-Employee Director Remuneration as in effect at February 16, 2006.*†

..25
1998 IMS Health Incorporated Replacement Plan for Certain Employees Holding Cognizant Corporation Equity-Based Awards, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..26
1998 IMS Health Incorporated Employees' Stock Incentive Plan (As amended and restated effective May 2, 2003) (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 10, 2004).*
..27	IMS Health Incorporated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report of Form S-8 filed January 16, 2001).*
..28	Form of Employees' Stock Option Agreements (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..29
Forms A, B and C of Employees' Stock Option Agreements (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*
..30	Form of Purchased Option Agreement (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..31
Form of Employees' Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..32
Forms A and B of Employees' Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*
..33
Forms of Change-in-Control Agreement for Certain Executives of IMS Health Incorporated (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 10, 2004).*
..34
Amended and Restated IMS Health Incorporated Employee Protection Plan, effective March 9, 2005 (incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).*
..35
IMS Health Incorporated Executive Annual Incentive Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..35.1
Summary of 2005 Performance Goals And Award Opportunities under the IMS Health Incorporated Executive Annual Incentive Plan and Performance Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.30.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).*
..35.2	Summary of 2006 Performance Goals And Award Opportunities under the IMS Health Incorporated Executive Annual Incentive Plan and Performance Restricted Stock Incentive Plan.*†
..36	IMS Health Incorporated Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10Q for the quarter ending June 30, 2001).*
..36.1
Exhibit A to the IMS Health Incorporated Long-Term Incentive Program — Designation of 2005-06 Performance Period, Performance Goal, And Award Opportunities (incorporated by reference to Exhibit 10.31.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).*
..36.2	Exhibit A to the IMS Health Incorporated Long-Term Incentive Program — Designation of 2006-07 Performance Period, Performance Goal, And Award Opportunities.* †

..37
IMS Health Incorporated Supplemental Executive Retirement Plan (As amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*
..37.1
First Amendment to the IMS Health Incorporated Supplemental Executive Retirement Plan (As amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
..38
IMS Health Incorporated Retirement Excess Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..38.1
First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
..39
IMS Health Incorporated Savings Equalization Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
..39.1
First Amendment to the IMS Health Incorporated Savings Equalization Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
..39.2
Second Amendment to the IMS Health Incorporated Savings Equalization Plan, dated October 1, 1999 (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
..40
IMS Health Incorporated Executive Deferred Compensation Plan, (As amended and restated effective August 1, 2002) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002).*
..40.1
Selected portions of the Prospectus Supplement, dated September 27, 1999 setting forth certain terms and conditions of the Executive Deferred Compensation Plan for U.S. employees (incorporated by reference to Exhibit 10.4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
..40.2
Selected portions of the Private Placement Memorandum, dated September 27, 1999 setting forth certain terms and conditions of the Executive Deferred Compensation Plan for U.S. employees (incorporated by reference to Exhibit 10.4.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
..41
IMS Health European Deferred Compensation Plan, dated December 1, 1999 (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
..42
IMS Health Incorporated U.S. Executive Retirement Plan (As amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*
..42.1
First Amendment to the IMS Health Incorporated U.S. Executive Retirement Plan (As amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
..43
IMS Health Incorporated Executive Pension Plan effective as of April 17, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*

..44
Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert E. Weissman, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
..44.1
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
..45.1
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
..47
Employment Agreement by and between IMS Health Incorporated and Gilles Pajot effective as of November 14, 2000 (incorporated by reference to Exhibit 10.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
..47.1	Employment Agreement by and between IMS Health Incorporated and Gilles Pajot as amended and restated at February 16, 2006.*†
..47.2	Restricted Stock Unit Agreement by and between IMS Health Incorporated and Gilles Pajot dated as of January 3, 2006 but executed on February 16, 2006.*†
..48
Employment Agreement by and between IMS Health Incorporated and James C. Malone effective as of November 14, 2000 (incorporated by reference to Exhibit 10.46 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
..49
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
..50.1	Employment Agreement by and between IMS Health Incorporated and David R. Carlucci as amended and restated at February 16, 2006.*†
..51
Amended and Restated Employee Agreement by and between IMS Health Incorporated and Nancy E. Cooper effective as of February 11, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
..52
Amended and Restated Credit Agreement among IMS Health Incorporated as a Borrower, IMS AG as a Borrower, IMS Japan K.K., as a Borrower, The Lenders Parties Hereto, Wachovia Bank, National Association, as Administrative Agent, Barclays Bank PLC and ABN Amro Bank N.V., as Co-Syndication Agents, and Suntrust Bank and Fortis Capital Corp, as Co-Documentation Agents dated March 9, 2005 (incorporated by reference to Exhibit 10.47 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).

..53
First Amendment executed on July 18, 2005 and effective as of June 17, 2005 to the Amended and Restated Credit Agreement among IMS Health Incorporated as a Borrower, IMS AG as a Borrower, IMS Japan K.K. as a Borrower, The Lenders Parties Thereto, Wachovia Bank, National Association, as Administrative Agent, Barclays Bank PLC and ABN Amro Bank N.V., as Co-Syndication Agents, and Suntrust Bank and Fortis Capital Corp, as Co-Documentation Agents dated April 5, 2004 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 2, 2005).
..54
Share Purchase Agreement, dated as of December 21, 2004, by and between IMS Health Incorporated and The TriZetto Group, Inc. (filed as Exhibit F to IMS's Amendment No. 4 to Schedule 13D filed on December 22, 2004 with respect to the TriZetto Common Stock).
..55
Agreement and Plan of Merger, dated as of July 10, 2005, among IMS Health Incorporated, VNU N.V., Isaac Holding Corp. and Isaac Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on July 11, 2005).
..56
Letter Agreement, dated November 16, 2005, among IMS Health Incorporated, VNU N.V. and Isaac Acquisition Corp. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on November 17, 2005).
..57
Repurchase agreement between IMS Health Incorporated and Bank of America N.A., dated January 30, 2006 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 3, 2006).
..58
$175,000,000 Credit Agreement between IMS Health Incorporated and Bank of America, N.A., dated as of February 1, 2006 (incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on February 3, 2006).
21	List of Active Subsidiaries as of December 31, 2005.†
23	Consent of Independent Registered Public Accounting Firm.†
31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).†
31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).†
32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.†

*
Management contract or compensatory plan or arrangement

†
Filed herewith

QuickLinks

TABLE OF CONTENTS
PART I
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
Summary of Operating Revenue
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
STATEMENT OF MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
IMS Health Incorporated Consolidated Statements of Financial Position (Dollars and shares in thousands, except per share data)
IMS Health Incorporated Consolidated Statements of Income (Dollars and shares in thousands, except per share data)
IMS Health Incorporated Consolidated Statements of Cash Flows (Dollars and shares in thousands, except per share data)
Consolidated Statements of Shareholders' Equity (Dollars and shares in thousands, except per share data)
Consolidated Statements of Shareholders' Equity (continued) (Dollars and shares in thousands, except per share data)
Consolidated Statements of Shareholders' Equity (Continued) (Dollars and shares in thousands, except per share data)
Notes to Consolidated Financial Statements (Dollars and shares in thousands, except per share data)
Notes to Consolidated Financial Statements (Continued) (Dollars and shares in thousands, except per share data)
Quarterly Financial Data (Unaudited)
(Dollars and shares in thousands, except per share data)
Five-year Selected Financial Data (Unaudited)
(Dollars and shares in thousands, except per share data)
Five-year Selected Financial Data (Unaudited) (Continued)
(Dollars and shares in thousands, except per share data)
PART III
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
IMS HEALTH INCORPORATED AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS For the years ended December 31, 2005, 2004 and 2003 (In thousands)
INDEX TO EXHIBITS