Form 10-Q
period 2006-03-31
IMS HEALTH INC
filed 2006-05-05
CIK 1058083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-14049

IMS Health Incorporated

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	06-1506026
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At March 31, 2006, there were 199,704,803 shares of IMS Health Incorporated Common Stock, $0.01 par value, outstanding.

IMS HEALTH INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of March 31, 2006	As of December 31, 2005
Assets:
Current Assets:
Cash and cash equivalents	$146,424	$362,943
Accounts receivable, net of allowances of $6,966 and $7,629 in 2006 and 2005, respectively	310,163	297,302
Other current assets	177,274	160,765
Total Current Assets	633,861	821,010
Securities and other investments	4,707	6,037
Property, plant and equipment, net of accumulated depreciation of $183,464 and $180,576 in 2006 and 2005, respectively	148,733	148,586
Computer software	242,927	241,298
Goodwill	471,962	457,006
Other assets	313,448	299,083
Total Assets	$1,815,638	$1,973,020

Liabilities, Minority Interests and Shareholders’ (Deficit) Equity:
Current Liabilities:
Accounts payable	$72,917	$71,737
Accrued and other current liabilities	191,083	231,475
Accrued income taxes	112,375	114,325
Short-term deferred tax liability	8,688	8,627
Deferred revenues	123,624	122,884
Total Current Liabilities	508,687	549,048
Postretirement and postemployment benefits	115,846	110,782
Long-term debt (Note 10)	1,112,768	611,431
Other liabilities	150,380	186,839
Total Liabilities	$1,887,681	$1,458,100

Commitments and Contingencies (Note 8)
Minority Interests	$99,949	$99,865

Shareholders’ (Deficit) Equity:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares in 2006 and 2005, respectively	$3,350	$3,350
Capital in excess of par	471,510	468,299
Retained earnings	2,433,827	2,321,765
Treasury stock, at cost, 135,341 and 107,075 shares in 2006 and 2005, respectively	(3,026,917)	(2,315,404)
Cumulative translation adjustment	(22,399)	(31,521)
Minimum pension liability adjustment, net of taxes of $14,484 in 2006 and 2005, respectively	(31,408)	(31,408)
Unrealized loss on changes in fair value of cash flow hedges, net of tax	(16)	(59)
Unrealized gain on investments, net of tax	61	33
Total Shareholders’ (Deficit) Equity	$(171,992)	$415,055
Total Liabilities, Minority Interests and Shareholders’ (Deficit) Equity	$1,815,638	$1,973,020

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005

Operating Revenue	$446,154	$410,984

Operating costs	197,917	180,006
Selling and administrative expenses	124,152	109,429
Depreciation and amortization	27,349	24,677
Operating Income	96,736	96,872
Interest income	1,543	2,355
Interest expense	(8,459)	(6,153)
Gains from investments, net	2,673	2,671
Other income, net	1,772	9,261
Non-Operating (Loss) Income, Net	(2,471)	8,134
Income before benefit (provision) for income taxes	94,265	105,006
Benefit (Provision) for income taxes (Note 12)	23,832	(74,663)
Net Income	$118,097	$30,343

Basic Earnings Per Share of Common Stock	$0.56	$0.13
Diluted Earnings Per Share of Common Stock	$0.56	$0.13

Weighted average number of shares outstanding – Basic	209,262	227,874
Dilutive effect of shares issuable as of period-end under stock-based compensation plans and other	2,559	3,405
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	81	178
Weighted Average Number of Shares Outstanding – Diluted	211,902	231,457

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$118,097	$30,343
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,349	24,677
Bad debt expense	—	1,311
Deferred income taxes	(2,892)	2,380
Gains from investments, net	(2,673)	(2,671)
Minority interests in net income of consolidated companies	891	727
Non-cash stock-based compensation charges	11,155	740
Excess tax benefits from stock-based compensation	(454)	—
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in accounts receivable	(10,527)	(49,405)
Net (increase) decrease in inventory	(1,343)	3,295
Net increase in prepaid expenses and other current assets	(12,580)	(34,605)
Net increase in accounts payable	(2,195)	(302)
Net decrease in accrued and other current liabilities	(27,201)	(31,782)
Net decrease in accrued severance, impairment and other charges	(11,081)	(6,982)
Net decrease in deferred revenues	(918)	(2,780)
Net (decrease) increase in accrued income taxes	(37,558)	32,789
Net increase in pension assets (net of liabilities)	(7,212)	(2,031)
Net increase in other long-term assets	(355)	(1,699)
Net decrease in other long-term liabilities	(931)	(4,111)
Net tax benefit on stock-based compensation	204	1,990
Net Cash Provided by (Used in) Operating Activities	39,776	(38,116)
Cash Flows Used in Investing Activities:
Capital expenditures	(5,406)	(4,337)
Additions to computer software	(19,257)	(20,885)
Proceeds from sale of TriZetto	—	37,414
Investments in short-term marketable securities	—	8,305
Payments for acquisitions of businesses, net of cash acquired	(18,298)	(62,455)
Proceeds from sales of investments, net	4,057	3,023
Funding of venture capital investments	—	(500)
Other investing activities, net	1,966	(2,800)
Net Cash Used in Investing Activities	(36,938)	(42,235)
Cash Flows (Used in) Provided by Financing Activities:
Net increase in debt	501,750	107,100
Payments for purchase of treasury stock	(728,201)	(92,580)
Proceeds from exercise of stock options	9,792	23,856
Excess tax benefits from stock-based compensation	454	—
Dividends paid	(6,035)	(4,570)
Increase in cash overdrafts	2,986	9,476
Payments to minority interests and other financing activities	(808)	(827)
Net Cash (Used in) Provided by Financing Activities	(220,062)	42,455
Effect of Exchange Rate Changes on Cash and Cash Equivalents	705	(5,680)
Decrease in Cash and Cash Equivalents	(216,519)	(43,576)
Cash and Cash Equivalents, Beginning of Period	362,943	444,903
Cash and Cash Equivalents, End of Period	$146,424	$401,327

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 1.   Interim Condensed Consolidated Financial Statements (Unaudited)

The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The Condensed Consolidated Financial Statements (Unaudited) do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The December 31, 2005 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Condensed Consolidated Financial Statements (Unaudited) and related notes should be read in conjunction with the Consolidated Financial Statements and related notes of IMS Health Incorporated (the “Company” or “IMS”) included in its 2005 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the 2006 presentation. Amounts presented in the Condensed Consolidated Financial Statements (Unaudited) may not add due to rounding.

Note 2.   Basis of Presentation

IMS Health Incorporated (“IMS” or the “Company”) is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. The Company offers leading-edge business intelligence products and services that are integral to our clients’ day-to-day operations, including portfolio optimization capabilities; launch and brand management solutions; sales force effectiveness innovations; managed care and over-the-counter offerings; and consulting and services solutions that improve ROI and the delivery of quality healthcare worldwide. The Company’s information products are developed to meet client needs by using data secured from a worldwide network of suppliers in the markets where operations exist. Key information products include:

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

The Company operates in more than 100 countries. Until December 21, 2004, the Company also owned approximately a 25.0% equity interest in the TriZetto Group, Inc. (“TriZetto”) (See Note 7).

The Company is managed on a global business model with global leaders for the majority of its critical business processes and accordingly has one reportable segment (See Note 16).

Note 3. Summary of Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This statement clarifies the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to beneficial interests in securitized financial assets and improves the consistency of accounting for similar financial instruments. This statement also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125,” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating this statement to determine any potential impact that it may have on its financial results.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This statement amends SFAS 140 and clarifies the accounting for, measurement of, and disclosure of servicing assets and servicing liabilities. This statement should be adopted as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, but earlier adoption is permitted. The Company is currently evaluating this statement to determine any potential impact that it may have on its financial results.

Note 4.   Summary of Significant Accounting Policies

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements (Unaudited) as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated

Financial Statements (Unaudited) for prior periods have not been retrospectively adjusted to reflect, and do not include, the impact of SFAS 123R. See Note 9 for additional information.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period of the award in the Company’s Condensed Consolidated Statements of Income (Unaudited). Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statements of Income (Unaudited) only for stock option modifications and restricted stock units because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Income (Unaudited) for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, the Company used the straight-line method of attributing the value of stock-based compensation and continued to use that method after the adoption. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income (Unaudited) for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for estimated forfeitures for stock option grants and for forfeitures as they occurred for restricted stock grants. The Company’s method of valuation for share-based awards granted after January 1, 2006 is the Black-Scholes option-pricing model which was also previously used for the Company’s pro forma information required under SFAS 123. See Note 9 for additional information.

Computation of Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and restricted stock.

SFAS No. 128, “Earnings per Share,” requires that employee equity share options, restricted stock units and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include restricted stock units and the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible for tax purposes are assumed to be used to repurchase shares.

For a description of the Company’s other critical accounting policies, please refer to the Company’s 2005 Annual Report on Form 10-K as filed with the SEC.

Note 5.   Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach. During the three months ended March 31, 2006, the Company completed one acquisition of Läkemedelsstatistik AB (Sweden) at a cost of approximately $12,000. This acquisition was accounted for under the purchase method of accounting. As such, the aggregate purchase price has been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date. The purchase price allocations will be finalized after the completion of the valuation of certain assets and liabilities. Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company’s results of operations. The Condensed Consolidated Financial Statements (Unaudited) include the results of this acquired company subsequent to the closing of the acquisition. Had this acquisition occurred as of January 1, 2006 or 2005, the impact on the Company’s results of operations would not have been significant. Goodwill of approximately $10,723 was recorded in connection with this acquisition, of which none is deductible for tax purposes.

During the three months ended March 31, 2005, the Company completed two acquisitions for an aggregate cost of approximately $25,000. These acquisitions were Taskarena Software Engineering GmbH (Germany) and SAI Healthcare (U.S.) and were accounted for under the purchase method of accounting. As such, the aggregate purchase price had been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date. The Company finalized the purchase price allocation for these acquisitions during 2005 which did not have a material impact on the Company’s results of operations. The Condensed Consolidated Financial Statements (Unaudited) include the results of these acquired companies subsequent to the closing of the acquisitions. Had each of these acquisitions occurred as of January 1, 2005, the impact on the Company’s results of operations would not have been significant. Goodwill of approximately $16,414 was recorded in connection with these acquisitions, of which approximately $9,000 is deductible for tax purposes.

Additionally, during January 2005, the Company paid approximately $36,000 to acquire the 50% interest in IHA.IMS Health GmbH (“IHA”) not owned by IMS. The Company accounted for this purchase as a step transaction and allocated the purchase price to acquired intangible assets and goodwill. Prior to 2005, the Company consolidated the results of IHA and recorded minority interest expense for the 50% not owned by the Company.

Note 6.   Goodwill and Intangible Assets

During the three months ended March 31, 2006, the Company recorded additional goodwill of approximately $11,255 related primarily to the preliminary allocation of purchase price for the acquisition completed during the first quarter of 2006 and also to earn-out agreements for acquisitions completed prior to 2006 (see Note 8). During the three months ended March 31, 2005, the Company recorded additional goodwill of approximately $54,798 related primarily to the acquisition of the remaining 50% of IHA in January 2005, the preliminary allocation of purchase price for the acquisitions completed during the first quarter of 2005 and to earn-out agreements for acquisitions completed prior to 2005.

All of the Company’s other acquired intangibles are subject to amortization. Intangible asset amortization expense was $4,399 and $4,278 during the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, intangible assets were primarily composed of customer relationships, databases and trade names (included in Other assets) and computer software. The gross carrying amounts and related accumulated amortization of these intangibles were $133,160 and $46,423, respectively, at March 31, 2006 and $131,338 and $41,978, respectively, at December 31, 2005. These intangibles are amortized over periods ranging from two to fifteen years. As of March 31, 2006, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted Average Amortization (Years) Period
Customer Relationships	10.1
Computer Software and Algorithms	7.0
Databases	4.9
Trade Names	4.4
Other	3.8
Weighted average	8.9

Based on current estimated useful lives, amortization expense associated with intangible assets at March 31, 2006 is estimated to be approximately $4,100 for each of the remaining three quarters in 2006. Thereafter, annual amortization expense associated with intangible assets is estimated to be as follows:

Year Ended December 31,	Amortization Expense
2007	$14,278
2008	12,698
2009	10,923
2010	7,758
2011	6,672
Thereafter	$21,980

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

Legacy IRI Litigation

In July 1996, Information Resources, Inc. (“IRI”) filed a complaint (the “IRI Action”), subsequently amended in 1997, in the U.S. District Court of the Southern District of New York (the “District Court”), naming as defendants a company then known as The Dun & Bradstreet Corporation (“D&B”) and now known as R.H. Donnelley (“Donnelley”), A.C. Nielsen Company (a subsidiary of ACNielsen Corporation (“ACNielsen”)) and I.M.S. International, Inc. (a predecessor of the Company) (collectively, the “Defendants”). At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of Donnelley. The amended complaint alleged various violations of U.S. antitrust laws under Sections 1 and 2 of the Sherman Antitrust Act. IRI sought damages in excess of $650,000, which IRI asked to be trebled, as well as punitive damages in an unspecified amount.

In connection with the spin-off by D&B of ACNielsen and Cognizant Corporation (“Cognizant” - then the parent Company of I.M.S. International, Inc. and now known as Nielsen Media Research, Inc. (“NMR”)), in 1996 (the “1996 Spin-Off”), ACNielsen assumed exclusive responsibility for the payment of all liabilities incurred by the other Defendants and their affiliates relating to a judgment or any settlement being entered in the IRI Action (the “IRI Liabilities”). In 2001, ACNielsen was acquired by VNU N.V., a publicly traded Dutch company (“VNU”). Thereafter, VNU and certain of its affiliates, including ACNielsen, assumed exclusive responsibility for the payment of all IRI Liabilities.

On February 1, 2005, the U.S. District Court for the Southern District of New York (the “District Court”) entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits. IRI filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) and oral arguments were held on October 18, 2005. On February 16, 2006, IRI and the Defendants entered into a settlement agreement pursuant to which such parties agreed to cause the IRI Action to be dismissed with prejudice. Pursuant to the settlement agreement, ACNielsen deposited $55,000 into escrow for the benefit of IRI, IRI deposited a full release of each of the Defendants and their affiliates and successors in interest into escrow and each of the Defendants deposited a full release of IRI into escrow, all to be held pending entry of an order of dismissal. On March 7, 2006, the Second Circuit entered an order of dismissal and the settlement funds and releases were released from escrow. The IRI Action is now finally resolved.

D&B Legacy and Related Tax Matters

Sharing Disputes. The agreements effecting the 1996 Spin-Off allocated tax-related liability with respect to certain prior business transactions (the “Legacy Tax Controversies”) between D&B and Cognizant. The D&B portion of such liability is now shared among Donnelley and certain of its former affiliates, and the Cognizant portion of such liability is shared between NMR and the Company pursuant to the agreements effecting Cognizant’s spin-off of the Company in 1998 (the “1998 Spin-Off”). The underlying tax controversies with the Internal Revenue Service (the “IRS”) have substantially all been resolved but certain disputes have arisen between Donnelley and its former affiliates, on the one hand, and NMR and the Company, on the other hand, as to the proper interpretation of, and allocation of liability under, the 1996 Spin-Off agreements. The parties are currently attempting to resolve these disputes through negotiation. If no resolution is reached through negotiation, the 1996 Spin-Off agreements provide that the parties arbitrate the disputes. Although the Company intends to vigorously defend itself with respect to these disputes, as of March 31, 2006 the Company has a reserve of approximately $25,300 for these matters, of which $24,100 was accrued during the first quarter of 2006.

The Partnership (Tax Year 1997). The IRS is seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense with respect to a partnership now substantially owned by the Company (the “Partnership”) on the Partnership’s 1997 tax return. During 1997, the Partnership was substantially owned by Cognizant, but liability for this matter was allocated to the Company pursuant to the agreements effecting the 1998 Spin-Off. The Company has filed a formal protest relating to the proposed assessment for 1997 with the IRS Office of Appeals. The Company is attempting to resolve this matter in the administrative appeals process before proceeding to litigation if necessary. If the IRS were to ultimately prevail in its position, the Company’s liability (tax and interest, net of tax benefit) with respect to tax year 1997 would be approximately $19,400, which amount the Company has reserved in current accrued income taxes payable at March 31, 2006.

The Partnership (Tax Years 1998-2013). The IRS also sought to reverse items of partnership income and loss and disallow certain royalty expense deductions claimed by the Company on its 1998 through 2003 tax returns arising from the Company’s participation in the Partnership. On March 15, 2006, the Company and the IRS entered into a settlement relating to this matter. Under the terms of the settlement, the Company’s aggregate liability (tax and interest, net of tax benefit for interest) for the tax years that were under audit, 1998 through 2003, was approximately $19,300, of which the Company paid approximately $16,300 in April 2006. The Company’s aggregate liability (tax and interest, net of tax benefit for interest) for tax years 2004 and 2005 is approximately $7,500. The Company was fully reserved for these items. The settlement also provides that the Company’s tax treatment of the Partnership and the transactions conducted therein will not be challenged by the IRS for tax years 1998 through 2013 and also stipulates the allowable amount of related expenses that the Company may deduct on its federal income tax returns for tax years 2004 through 2013 (see Note 12).

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

Matters Before the Belgian Competition Service

Complaints were filed in 1998 and 1999 against the Company with the Belgian Competition Service (“BCS”) alleging abuse of a dominant position on the Belgian market. In October 1999 and 2000, the Chairman of the Belgian Competition Council (“BCC”) adopted interim measures against the Company, with which the Company complied. In December 2004, the Company received a formal statement of objections alleging that the Company had abused its dominant position on the Belgian market in violation of Article 82 of the EC Treaty and corresponding Belgian law. The Company submitted its comments to the statement of objections in writing to the BCC in February 2005.

In a separate matter, in October 2004, the BCS notified IMS of a request for information in connection with IMS’s acquisition in April 2004 of a competitor in the Belgian market, Source Informatics Belgium S.A. The BCS is investigating whether such acquisition may have violated Article 82 of the EC Treaty and corresponding Belgian law. The Company responded to the request for information in December 2004.

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

Other Contingencies

Contingent Consideration. Under the terms of the purchase agreements related to acquisitions made from 2001 through 2005, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain targets during 2003 through 2008. Substantially all of any additional payments will be recorded as goodwill in accordance with Emerging Issues Task Force Issue (“EITF”) No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” As of March 31, 2006, approximately $26,000 was earned under these contingencies. Based on current estimates, management expects the remaining additional contingent payments under these agreements to total approximately $40,000. It is expected that these contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2006 through 2008.

Synavant Spin-Off. In August 2000, the Company spun off Synavant, Inc. in a transaction qualifying as tax free under Section 355 of the Internal Revenue Code (“IRC”). If, contrary to expectations, the spin-off of Synavant were not to qualify as tax free under Section 355, then the Company would generally be liable for the resulting corporate tax, except in certain circumstances. In the opinion of management and based on the opinion of tax counsel, McDermott, Will & Emery, it is not probable, but may be reasonably possible, that the Company will incur liability for this matter; therefore, the Company has not recorded reserves for this matter. The Company estimates that the aggregate tax liability in this regard would not exceed $100,000.

CTS Split-Off. On February 6, 2003, the Company completed an exchange offer to distribute its majority interest in Cognizant Technology Solutions (“CTS”) in a transaction qualifying as tax free under Section 355 of the IRC. If, contrary to expectations, the CTS distribution were not to qualify as tax free under Section 355, then the Company would generally be liable for the resulting corporate tax. However, pursuant to the distribution agreement entered into between the Company and CTS in connection with the distribution, CTS agreed to indemnify the Company in the event the transaction is taxable as a result of a breach of certain representations made by CTS, subject to certain exceptions. In the opinion of management and based on the opinion of tax counsel, McDermott, Will & Emery, it is not probable, but may be reasonably possible, that the Company will incur liability for this matter; therefore, the Company has not recorded reserves for this matter. The Company estimates that the aggregate tax liability in this regard would not exceed $215,725.

Other Tax Contingencies. In addition to the tax items discussed above, the Company has tax reserves of approximately $20,800 that relate to various positions it has taken on tax returns filed in numerous countries over the last several years. These reserves represent the Company’s best estimate of the probable liability should the tax return positions be challenged by the relevant tax authorities. While the amount is material in the aggregate, no individual item is material and no single event will have a material impact related to these reserves. See Note 12 for additional tax related matters.

Note 9.   Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R. The Company elected to use the modified prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the Common Stock on the grant date, in accordance with APB 25. As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted stock unit awards and stock option modifications.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their fair values. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was part of the total award and not a separate award. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with the pro forma provisions of SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, forfeitures were estimated for stock option grants for purposes of required pro forma stock compensation disclosures and were recognized as they occurred for restricted stock grants. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity rather than an operating activity as in the past for purposes of the cash flow statement.

The Company maintains four Stock Incentive Plans, which provide for the grant of stock options, restricted stock and restricted stock units to eligible employees and Non-Employee Directors. At March 31, 2006, there were 52,579 shares of Common Stock reserved for issuance under all of the Company’s stock plans, of which 6,889 shares are still available for future grants. Common Stock reserved for issuance includes 18,448 shares from the 2000 Stock Incentive Plan, which the Board of Directors approved during 2000, 29,784 shares from the 1998 Employees’ Stock Incentive Plan, which was approved by the shareholders during 1998, 3,437 shares from the 1998 Employees’ Stock Purchase Plan, which was approved by the shareholders during 1998, and 910 shares from the 1998 Non-Employee Directors’ Stock Incentive Plan, 410 shares of which were approved by the shareholders during 1998 and an additional 500 shares of which were approved by the shareholders in May 2003. Historically, stock options have been granted to broad groups of employees on a discretionary basis. Beginning in fiscal 2006, employees are generally eligible to receive restricted stock units with a service condition of four years instead of stock options with a service condition of three years. Certain senior employees will continue to be eligible to receive restricted stock unit awards which contain both performance and service conditions.

The Employee Stock Purchase Plan (“ESPP”) was originally adopted in 1998 with a quarterly purchase period and a price equal to the lesser of 90% of the fair market value on the first trading day or the last trading day of the period. The Company amended its Employee Stock Purchase Plan in 2001 to allow employees to purchase a limited amount of Common Stock at the end of each six-month period at a price equal to the lesser of 85% of fair market value on (a) the first trading day of the period, or (b) the last trading day of the period. Beginning with the first purchase of 2006, the plan has been amended to allow employees to purchase a limited amount of Common Stock at the end of each six-month period at a price equal to 85% of the fair market value on the last trading day of the period. Fair market value is defined as the average of the high and low prices of the shares on the relevant day. The 15% discount makes the plan compensatory under SFAS 123R.

Stock options are granted with an exercise price equal to the market value of a share of Common Stock on the date of grant. Stock options expire within five, seven, or ten years and generally vest ratably over three years for employees and one to three years for non-employee directors. The vesting period and option term for grants to employees is at the discretion of the Compensation and Benefits Committee of the Board of Directors.

Restricted stock units are granted at a price equal to the market value of a share of Common Stock on the date of grant. Restricted stock unit awards with service vesting generally vest ratably over three to four years. The vesting period for grants to employees is at the discretion of the Compensation and Benefits Committee of the Board of Directors.

Participation in the Performance Restricted Stock Units program (“PERS”), under which performance restricted stock awards are granted, is limited to key senior executives. The target award is denominated in cash and is equal to each eligible executive’s annual incentive target. These awards are subject to fair value adjustments for any changes in the underlying market value of our Common Stock until the end of the performance period. The performance period is one year during which performance against the established financial criterion is measured. The actual award is quantified and granted to eligible employees in restricted stock units at the February Compensation and Benefits Committee of the Board of Directors meeting in the year following the one year performance period. Upon grant, there is an additional two year cliff vest service requirement which begins on the first business day of the year following the performance period. If performance criterion is not met, the award is forfeited and no restricted stock units are granted. The final value of the restricted stock units granted are at fair market value based on the average high/low stock price for the last 20 business days of the performance period in accordance with the PERS plan document.

Participation in the Long Term Incentive program (“LTI”), under which performance restricted stock awards are granted, is at the CEO’s discretion with participants varying from year to year. The target awards, by person, are approved at the February Compensation and Benefits Committee meeting for each performance cycle. The target award is denominated 50% in cash, which is payable after the two year performance period, and 50% in restricted stock units, which are granted after the two year performance period with an additional two year cliff vest service requirement. A restricted stock unit, if earned, may only be settled by issuance or delivery of a share. These awards are subject to fair value adjustments for any changes in the underlying market value of our Common Stock until the end of the two year performance period. At the end of the performance period, achievement against the established financial criterion is measured and the actual payout percentage is quantified and approved by the Compensation and Benefits Committee of the Board of Directors following approval of year end results by the Board of Directors. If performance criterion is not met, the award is forfeited and no restricted stock units are granted or cash is paid. The final value of the restricted stock units granted are at fair market value based on the average high/low stock price for the last 20 business days of the performance period in accordance with the LTI plan document.

The following table summarizes stock option activity for the periods indicated:

	Shares	Weighted Average Exercise Price Per Share
Options Outstanding, December 31, 2003	37,021	$20.89
Granted	6,003	$23.90
Exercised	(5,598)	$17.25
Forfeited	(1,020)	$18.89
Cancelled	(906)	$27.50
Options Outstanding, December 31, 2004	35,500	$21.86
Granted	4,813	$24.12
Exercised	(8,726)	$18.97
Forfeited	(575)	$20.63
Cancelled	(1,028)	$26.93
Options Outstanding, December 31, 2005	29,984	$22.91
Granted	8	$24.54
Exercised	(521)	$18.79
Forfeited	(241)	$22.67
Cancelled	(350)	$28.83
Options Outstanding, March 31, 2006	28,880	$22.92
Exercisable, March 31, 2006	19,338	$23.02

As of March 31, 2006, approximately $33,052 of unrecognized stock compensation related to unvested stock options (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.37 years. As of March 31, 2005, approximately $42,983 of unrecognized stock compensation related to unvested stock options (net of estimated forfeitures) was expected to be recognized over a weighted-average period of 1.50 years. The weighted average remaining term for outstanding stock options was 4.00 years at March 31, 2006 and 4.34 years at March 31, 2005. The weighted average grant price for the stock options granted during the first quarter of 2006 and 2005 is $24.54 and $23.02, respectively. The aggregate intrinsic value at March 31, 2006 and March 31, 2005 was $105,542 and $121,574 for stock options outstanding and $75,627 and $74,810 for stock options exercisable, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our Common Stock as of the end of the period. Proceeds received from the exercise of stock options were $9,792 during the first quarter of fiscal 2006 and $23,856 during the first quarter of fiscal 2005. The intrinsic value related to the exercise of stock options was $3,326 during the first quarter of fiscal 2006, which is currently deductible for tax purposes, and $7,299 during the first quarter of fiscal 2005.

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123R and SEC guidance contained in SAB 107. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	Three Months Ended March 31,
	2006	2005
Dividend Yield	0.5%	0.3%
Weighted Average Volatility	29.4%	34.1%
Risk Free Interest Rate	4.5%	3.6%
Expected Term	4.39 years	4.39 years
Weighted Average Fair Value of Options Granted	$7.82	$7.74

•      The dividend yield is equal to the annualized dividend divided by the closing stock price on the date of payment. The increase in the dividend yield from 2005 to 2006 was due to a $0.01 per share increase in the quarterly dividend payment. An increase in the dividend yield will decrease stock compensation expense.

•      The weighted average volatility for the current period was developed using historical volatility for periods equal to the expected life of the options. An increase in the weighted average volatility assumption will increase stock compensation expense.

•      The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

•      The expected term for the current period and prior period grants was estimated by reviewing the historical exercise experience of a fully vested material grant that was close to maturity. An increase in the expected holding period will increase stock compensation expense.

The following table summarizes non-vested restricted stock unit activity.

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2003	516	$19.24
Granted	194	$23.42
Exercised	(29)	$20.72
Forfeited	(30)	$20.89
Unvested, December 31, 2004	651	$20.34
Granted	347	$22.22
Exercised	(172)	$22.65
Forfeited	(6)	$17.72
Unvested, December 31, 2005	820	$20.67
Granted	288	$24.77
Exercised	(338)	$22.30
Unvested, March 31, 2006	770	$21.91

As of March 31, 2006, approximately $6,862 of unrecognized stock compensation expense related to unvested restricted stock awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.75 years. As of March 31, 2005, approximately $6,536 of unrecognized stock compensation related to unvested restricted stock awards was expected to be recognized over a weighted-average period of 1.61 years. The aggregate intrinsic value at March 31, 2006 and March 31, 2005 was $16,542 and $15,713 for outstanding restricted stock, respectively. The intrinsic value for restricted stock is calculated based on the grant price of the underlying awards. The total fair value of shares vested during the years ended March 31, 2006 and 2005 was $7,540 and $3,464, respectively.

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied:

		Three Months Ended March 31, 2005
Net Income:	As reported	$30,343
	Add: Stock-based employee compensation expense included in reported net income, net of tax	918
	Deduct: Total stock-based employee compensation expense under fair value method for all awards, net of tax	(6,353)
	Pro forma	$24,908
Earnings Per Share:
Basic	As reported	$0.13
	Pro forma	$0.11
Diluted
	As reported	$0.13
	Pro forma	$0.11

The following table summarizes the components and classification of stock-based compensation expense:

Three Months Ended March 31, 2006
Stock Options	$9,141
Restricted Stock Units	1,772
ESPP Purchases	242
Total Stock-Based Compensation Expense	$11,155

Operating Costs	$1,540
Selling, General & Administrative	9,615
Total Stock-Based Compensation Expense	$11,155

Tax Benefit on Stock-Based Compensation Expense	$3,326

The Company satisfies stock option exercises, vested restricted stock units and ESPP shares with repurchased treasury stock on hand. For further information regarding the Company’s share repurchase programs and shares available for repurchase under such programs, see Note 13.

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

The impact of foreign exchange risk management activities on pre-tax income in the three months ended March 31, 2006 was a net gain of $2,691, and net gain of $11,236 in the three months ended March 31, 2005. In addition, at March 31, 2006, the Company had approximately $621,714 in foreign exchange forward contracts outstanding with various expiration dates through February 2007 relating to non-US Dollar Anticipated Royalties and non-functional currency assets and liabilities. Foreign exchange forward contracts are recorded at estimated fair value. The estimated fair values of the forward contracts are based on quoted market prices.

Unrealized and realized gains and losses on the contracts hedging non-functional currency assets and liabilities do not qualify for hedge accounting in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (collectively, “SFAS No. 133”), and therefore are not deferred and are included in the Condensed Consolidated Statements of Income (Unaudited) in Other income, net.

Unrealized gains and losses on the contracts hedging non-US Dollar Anticipated Royalties qualify for hedge accounting under SFAS No. 133 and are therefore deferred and included in OCI “Other Comprehensive Income.”

Fair Value of Financial Instruments

At March 31, 2006, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable and long-term debt. At March 31, 2006, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. At March 31, 2006, the fair value of long-term debt approximated carrying value.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties. The Company would not realize a material loss as of March 31, 2006 in the event of non-performance by any one counterparty. The Company enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($310,163 and $297,302, net of allowances, at March 31, 2006 and December 31, 2005, respectively), principally from customers in the pharmaceutical industry. The Company’s trade receivables do not represent significant concentrations of credit risk at March 31, 2006 due to the high quality of its customers and their dispersion across many geographic areas.

Lines of Credit

The following table summarizes the Company’s long-term debt at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
4.6% Private Placement Note, principal payment of $150,000 due January 2008, net of interest rate swaps of $(3,123) and $(2,710), respectively	$146,877	$147,290

Short-Term Credit Agreement due May 2, 2006 (Refinanced on April 27, 2006 with 5.55% Private Placement Notes, principal payment of $150,000 due April 2016 - see below)	150,000	—

1.70% Private Placement Note, principal payment of 34,395,000 Japanese Yen due January 2013	291,532	—

Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 0.47%	78,657	371,924
Swiss Franc denominated borrowings at average floating rates of approximately 1.52%	94,301	92,217
U.S. Dollar denominated borrowings at average floating rates of approximately 5.20%	351,401	—

Total Long-Term Debt	$1,112,768	$611,431

In January 2006, the Company entered into a $175,000 short term credit agreement with a bank. Total borrowings under this agreement were $150,000 at March 31, 2006. Such amount is classified as long-term debt in the Condensed Consolidated Statements of Financial Position (Unaudited) in accordance with the provisions of SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” as the Company refinanced this debt through a private placement transaction closed on April 27, 2006, pursuant to which it issued $150,000 of ten-year notes to two highly rated insurance companies at a fixed rate of 5.55%.

In January 2006, the Company closed a private placement transaction pursuant to which its Japanese subsidiary issued 34,395,000 Japanese Yen seven-year debt (equal to $300,000 at date of issuance) to several highly rated insurance companies at a fixed rate of 1.70%. The Company used the proceeds to refinance existing debt in Japan.

In April 2004, the Company entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”). The Unsecured Facility replaced the Company’s lines of credit with several domestic and international banks. On March 9, 2005, the Company renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”). The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits. Total borrowings under these existing lines were $524,359 and $464,141 at March 31, 2006 and December 31, 2005, respectively, all of which were classified as long-term. The Company defines long-term lines as those where the lines are non-cancelable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement. In general, rates for borrowing under the Amended and Restated Facility are LIBOR plus 40 basis points and can vary based on the Company’s Debt to EBITDA ratio. The weighted average interest rates for the Company’s lines were 3.83% and 0.62% at March 31, 2006 and December 31, 2005, respectively. In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.9%. At March 31, 2006, the Company had approximately $175,641 available under its existing bank credit facilities.

In January 2003, the Company closed a private placement transaction pursuant to which it issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%. The Company used the proceeds to pay down short-term debt. The Company also swapped $100,000 of its fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points. The Company accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company determined the fair values based on estimated prices quoted by financial institutions. The fair values of these swaps were $(3,123) and $(2,710) as of March 31, 2006 and December 31, 2005, respectively.

In March and April 2002, the Company entered into interest rate swaps on a portion of its variable rate debt portfolio. In March 2005, $50,000 of these swaps matured. The remaining arrangement converts the variable interest rates to a fixed interest rate of 5.08% on a notional amount of $25,000 and matured in April 2006. The Company accounted for the interest rate swaps as cash flow hedges and recorded any changes in fair value in Other Comprehensive Income. The Company determined the fair values based on estimated prices quoted by financial institutions. The fair values of these swaps were $(35) and $(100) as of March 31, 2006 and December 31, 2005, respectively.

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements and the 2003 private placement transaction, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges. At March 31, 2006, the Company was in compliance with these financial debt covenants.

Note 11. Pension and Postretirement Benefits

The following table provides the Company’s expense associated with pension benefits that are accounted for under SFAS No. 87, “Employers’ Accounting for Pensions,” and postretirement benefits that are accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” For a complete description of the Company’s pension and postretirement benefits, refer to Note 12 of the Company’s 2005 Annual Report on Form 10-K as filed with the SEC.

Components of Net Periodic Benefit Cost for the Three Months Ended March 31,	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$3,464	$2,315	$10	$18
Interest cost	3,911	3,642	193	167
Expected return on plan assets	(6,354)	(5,586)	—	—
Amortization of prior service cost (credit)	(45)	(55)	(141)	(247)
Amortization of transition obligation	(1)	(1)	—	—
Amortization of net loss	1,128	728	152	63
Net periodic benefit cost	$2,103	$1,043	$214	$1

Note 12. Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

For the three months ended March 31, 2006, the Company’s effective tax rate was reduced primarily due to a favorable U.S. partnership audit settlement of approximately $69,200 for the tax years 1998 through 2003 and a favorable U.S. audit settlement of approximately $17,600 for the tax years 2000 through 2003. Also in the first quarter of 2006, approximately $24,100 of tax expense was recorded related to disputes between the Company and NMR, on the one hand, and Donnelley and certain of its former affiliates on the other hand, as to proper interpretation of, and allocation of tax liabilities under, the 1996 Spin-Off agreements (see Note 8). For the three months ended March 31, 2005, the Company’s effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement of approximately $29,300. Also in the first quarter of 2005, $67,100 of tax expense was recorded related to the decision to repatriate approximately $647,000 of foreign earnings back to the U.S. during 2005 under the American Jobs Creation Act of 2004. While the Company intends to continue to seek global tax planning initiatives, there can be no assurance that the Company will be able to successfully implement such initiatives to reduce or maintain its overall tax rate.

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

Note 13. IMS Health Capital Stock

The Company’s share repurchase program has been developed to buy opportunistically, when the Company believes that its share price provides it with an attractive use of its cash flow and debt capacity.

On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares. As of March 31, 2006, 11,374 shares remained available for repurchase under the January 2006 program.

On November 16, 2005, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in February 2006 at a total cost to date of $251,620. The final total cost will be determined upon completion of the accelerated share repurchase program (“ASR”) settlement period as described below.

On December 14, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in January 2006 at a total cost of $242,680.

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

During the first quarter of 2006, the Company repurchased 29,000 shares of outstanding Common Stock under these programs at a total cost of $728,202, including the repurchase of 25,000 shares on January 30, 2006 pursuant to an ASR. The ASR agreement provides for the final settlement of the contract in either cash or additional shares of the Company’s Common Stock at the Company’s sole discretion. The Company’s final settlement amount will increase (decrease) based on an increase (decrease) in the Company’s share price over the settlement period, and will occur no later than August 7, 2006.

During 2005, the Company repurchased approximately 10,213 shares of outstanding Common Stock under these programs at a total cost of $246,507.

Shares acquired through the Company’s repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, with the exception of purchases pursuant to the ASR.

Under the Company’s Restated Certificate of Incorporation as amended, the Company has authority to issue 820,000 shares with a par value of $.01 per share of which 800,000 represent shares of Common Stock, 10,000 represent shares of preferred stock and 10,000 represent shares of Series Common Stock. The preferred and series Common Stock can be issued with varying terms, as determined by the Board of Directors.

The Company paid cash dividends of $0.03 and $0.02 per share which amounted to $6,035 and $4,570 during the three months ended March 31, 2006 and 2005, respectively.  The payments and level of cash dividends made by the Company are subject to the discretion of the Board of Directors.

Note 14.       Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended March 31,
	2006	2005
Net Income	$118,097	$30,343
Other comprehensive income, net of taxes:
Unrealized gains (losses) on:
Available-for-sale equity securities	44	(105)
Tax (expense) benefit on above	(16)	37
Change in unrealized gains (losses) on investments	28	(68)
Foreign currency translation gains (losses)	9,121	(26,298)
Changes in fair value of cash flow hedges	43	353
Total other comprehensive income (loss)	9,192	(26,013)
Comprehensive Income	$127,289	$4,330

Note 15.       Severance, Impairment and Other Charges

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

All of the 2004 fourth quarter charge will be settled in cash.  Substantially all termination actions under this plan were completed by March 31, 2006.

Severance Related Reserves
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(24,052)
2006 utilization	(8,631)
Balance at March 31, 2006	$3,755

The Company currently expects that a substantial portion of the cash outlays relating to the 2004 fourth quarter charge will be applied against the remaining March 31, 2006 balance during the remainder of 2006.

During the three months ended March 31, 2003, the Company recorded $37,220 of Severance, impairment and other charges as a component of operating income.  These charges were designed to further streamline operations and increase productivity through a worldwide reduction in headcount of approximately 80 employees and charges related to impaired contracts and assets.   The contract-related charges were for impaired data supply and data processing contacts primarily in the Company’s U.S. and Japanese operations.  The asset write-downs portion of the 2003 charge related to the Company’s decision to abandon certain products and as such, certain computer software primarily in the U.S., Japan and Europe was written-down to its net realizable value.

	Severance Related Reserves	Contract Related Reserves	Asset Write- Downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 utilization	(1,637)	(3,614)	—	(5,251)
2005 utilization	(378)	(6,747)	—	(7,125)
2006 utilization	—	(1,934)	—	(1,934)
Adjustments	(1,746)	67	1,679	—
Balance at March 31, 2006	$—	$3,032	$—	$3,032

Approximately $9,958 of the 2003 charge related to a worldwide reduction in headcount of approximately 80 employees.  These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

The cash portion of the first quarter 2003 charge amounted to $30,586, of which the Company paid approximately $1,934 during the first quarter of 2006 for contract related charges.  The remaining accrual of $3,032 at March 31, 2006 relates to lease obligations.

The Company expects that cash outlays will be applied against the $3,032 balance remaining of the first quarter 2003 charge at March 31, 2006 as follows:

Year Ended December 31,	Cash Outlays
2006	$372
2007	2,660
Total	$3,032

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

	Severance Related Reserves	Contract Related Reserves	Asset Write- Downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(455)	(1,232)	—	(1,687)
2005 utilization	(262)	(1,881)	—	(2,143)
2006 utilization	(66)	(451)	—	(517)
Adjustments	(688)	(274)	962	—
Balance at March 31, 2006	$1,828	$3,284	$—	$5,112

The Company expects that cash outlays will be applied against the $5,112 balance remaining in the program at March 31, 2006 as follows:

Year Ended December 31,	Cash Outlays
2006	$1,704
2007	1,903
2008	262
2009	262
2010	262
Thereafter	719
Total	$5,112

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which we operate for the three months ended March 31, 2006 and 2005:

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended March 31, 2006:
Operating Revenue (4)	$207,079	$174,852	$64,223	—	$446,154
Operating Income (Loss) (5)	$73,274	$18,009	$27,599	$(22,146)	$96,736
Three months ended March 31, 2005:
Operating Revenue (4)	$176,550	$175,606	$58,828	—	$410,984
Operating Income (Loss) (5)	$65,403	$18,072	$28,275	$(14,878)	$96,872

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

A summary of the Company’s operating revenue by product line for the three months ended March 31, 2006 and 2005 is presented below:

	Three Months Ended March 31,
	2006	2005
Sales force effectiveness	$214,137	$199,973
Portfolio optimization	129,811	126,748
Launch, brand and other	102,206	84,263
Total Operating revenue	$446,154	$410,984

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements (Unaudited) and related notes.

Executive Summary

Our Business

IMS Health Incorporated (“we”, “us” or “our”) is the leading global provider of market intelligence to the pharmaceutical and healthcare industries.  We offer leading-edge business intelligence products and services that are integral to our clients’ day-to-day operations, including portfolio optimization capabilities; launch and brand management solutions; sales force effectiveness innovations; managed care and over-the-counter offerings; and consulting and services solutions that improve ROI and the delivery of quality healthcare worldwide.  Our information products are developed to meet client needs by using data secured from a worldwide network of suppliers in the markets where operations exist.  Key information products include:

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

We operate in more than 100 countries.  Until December 21, 2004, we also owned approximately a 25% equity interest in the TriZetto Group, Inc. (“TriZetto”) (see Note 7 to the Condensed Consolidated Financial Statements (Unaudited).

We manage on a global business model with global leaders for the majority of our critical business processes and accordingly have one reportable segment.

We believe that important measures of our financial condition and results of operations include operating revenue, constant dollar revenue growth, operating income, constant dollar operating income growth, operating margin and cash flows.

Performance Overview

Our operating revenue grew 8.6% to $446,154 in the first quarter of 2006 as compared to $410,984 in the first quarter of 2005 with growth in all three of our business lines.  Our operating income remained essentially flat at $96,736 in the first quarter of 2006 and $96,872 in the first quarter of 2005, as the growth in operating revenue was offset by increases in operating costs and selling and administrative expenses. These increases in costs and expenses were primarily driven by our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), acquisitions, increased costs of data, and additional investments in consulting and services capabilities.  Our net income was $118,097 for the first quarter of 2006 as compared to $30,343 for the first quarter of 2005 primarily due to favorable U.S. tax-related audit settlements in the first quarter of 2006.  As a result, our diluted earnings per share of Common Stock increased to $0.56 for the first quarter of 2006 as compared to $0.13 for the first quarter of 2005.

Results of Operations

Reclassifications.  Certain prior-year amounts have been reclassified to conform to the 2006 presentation.

References to constant dollar results.  We report results in U.S. dollars, but we do business on a global basis.  Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. dollars and have important effects on our results.  In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms.  We believe this information facilitates a comparative view of business growth.  In the first three months of 2006, the U.S. dollar was generally stronger against other currencies as compared to the first three months of 2005, so growth at constant dollar exchange rates was higher than growth at actual currency exchange rates.  See “How Exchange Rates Affect Our Results” below and the discussion of “Market Risk” in the Management Discussion and Analysis section of our annual report on Form 10-K for the year ended December 31, 2005 for a more complete discussion regarding the impact of foreign currency translation on our business.

Stock-Based Compensation Expense

SFAS 123R was adopted on January 1, 2006, which now requires among other items, the recognition of stock option expense in the results of operations. The modified prospective transition method was elected; therefore, prior period results were not retrospectively adjusted.  Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted stock unit awards and stock option modifications.  Historically, stock options have been granted to broad groups of employees on a discretionary basis. Beginning in fiscal 2006, employees are eligible to receive restricted stock units with a service condition of four years instead of stock options with a service condition of three years. Employees in more advanced leadership positions will continue to be eligible to receive restricted stock units which contain performance and service conditions.

As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the period ended March 31, 2006 are $9,623 lower and $6,728 lower, respectively, than if the company had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the period ended March 31, 2006 both were $0.56, but would have been

$0.60 and $0.59, respectively, if we had not adopted SFAS 123R.  Stock-based compensation expense was $11,155 before taxes during the three months ended March 31, 2006 and $8,630 before taxes during the three months ended March 31, 2005.  Stock-based compensation expense recognized in the results of operations during the first quarter of fiscal 2006 was $2,525 higher than the proforma amount determined under the fair value-based method and disclosed in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” for the comparable prior year period. This increase was primarily due to higher fair value amounts attributed to the more recent awards, acceleration of the vesting of restricted stock units and stock options of one executive employee due to retirement, and an increase in the amount of restricted stock unit amortization in the first quarter of the fiscal year due to an increase in restricted stock grants to employees of recent acquisitions.   As of March 31, 2006, approximately $6,862 of unrecognized stock compensation related to unvested restricted stock awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.75 years.  As of March 31, 2006, approximately $33,052 of unrecognized stock compensation related to unvested stock options (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.37 years.

Summary of Operating Results

			% Variance
	Three months ended March 31,		2006 vs. 2005
	2006	2005
Operating revenue	$446,154	$410,984	8.6%
Operating costs	197,917	180,006	10.0%
Selling and administrative expenses	124,152	109,429	13.5%
Depreciation and amortization	27,349	24,677	10.8%
Operating income	$96,736	$96,872	(0.1)%

Operating Income

Our operating income for the first quarter of 2006 was essentially flat at $96,736 from $96,872 in the first quarter of 2005.  This was primarily due to the increase in our operating revenue, offset by increases in our operating costs and selling and administrative expenses driven primarily by acquisitions, increased cost of data, investments in consulting and services capabilities, and the adoption of SFAS 123R.  Our operating income increased 2.8% in constant dollar terms.  Excluding the effect of our adoption of SFAS 123R, our operating income increased 9.8% on a reported basis and 12.7% in constant dollar terms (See Note 9 to our Condensed Consolidated Financial Statements (Unaudited)).

Operating Revenue

Revenue in 2005 reflects a reclassification between our three business lines to conform to the 2006 presentation.

Our operating revenue for the first quarter of 2006 grew 8.6% to $446,154 from $410,984 in the first quarter of 2005. On a constant dollar basis our operating revenue growth was 12.9%.  Acquisitions made during 2005 and 2006 contributed approximately 4.0 percentage points to both reported and constant dollar operating revenue growth.  The increase in our operating revenue resulted from growth in revenue in all three of our business lines, together with the effect of currency translation.  On a constant dollar basis, all business lines grew.

Summary of Operating Revenue

			% Variance 2006 vs 2005
	Three months ended March 31,		Reported Rates	Constant Dollar
	2006	2005
Sales force effectiveness	$214,137	$199,973	7.1%	11.1%
Portfolio optimization	129,811	126,748	2.4%	6.8%
Launch, brand and other	102,206	84,263	21.3%	26.5%
Operating Revenue	$446,154	$410,984	8.6%	12.9%

•                  Sales Force Effectiveness revenue grew primarily due to our DDD offering in Japan, Long-Term Care offerings in the Americas, and growth in our weekly data offerings as well as continued growth in our Sales and Account Management consulting practice area.

•                  Portfolio Optimization revenue grew primarily due to strong demand for certain of our core products including MIDAS Quantum.

•                  Launch, Brand Management and Other product lines revenue grew primarily due to our Launch and Brand management offerings and strong acceptance of our Managed Care offerings in the Americas.

•                  Consulting and services revenue, as included in the business lines above, was $69,019 in the first quarter of 2006, up 25.9% from $54,818 in the first quarter of 2005 (up 30.9% on a constant-dollar basis).  Approximately two-thirds of the consulting and services revenue growth for the first quarter of 2006 was attributable to acquisitions completed during 2006 and 2005.

Operating Costs

Our operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of our consulting and services offerings.  Our operating costs grew 10.0% to $197,917 in the first quarter of 2006, from $180,006 in the first quarter of 2005.  The increase in our operating costs was primarily due to the adoption of SFAS 123R, operating costs of acquired businesses, increased cost of data, and increases in costs related to consulting and services partially offset by the effect of foreign currency translations.  SFAS 123R increased our operating costs by $1,407 and foreign currency translation decreased our operating costs by approximately $9,000 for the first quarter of 2006.  Excluding the effect of these two items, our operating costs grew 14.3% in the first quarter of 2006 as compared to the first quarter of 2005.

Our operating costs generally have increased at a rate greater than operating revenues in each of the last three full fiscal years.  This increase has been due primarily to higher data costs to support revenue growth and acquisitions.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of the expenses attributable to sales, marketing, and administration, including human resources, legal, management and finance.  Our selling and administrative expenses grew 13.5% in the first quarter of 2006, to $124,152 from $109,429 in the first quarter of 2005:

•                  SFAS 123R: The effect of the adoption of SFAS 123R increased our selling and administrative expenses by $8,216 for the first quarter of 2006 as compared to the first quarter of 2005 (See Note 9 to our Condensed Consolidated Financial Statements (Unaudited)).

•                  Foreign Currency Translation: The effect of foreign currency translation decreased our selling and administrative expenses by approximately $5,000 for the first quarter of 2006 as compared to the first quarter of 2005.

Excluding the effect of SFAS 123R and the change due to foreign currency translation, our selling and administrative expenses grew 10.6% in the first quarter of 2006 as compared to the first quarter of 2005.

•                  Sales and Marketing: Sales and marketing expense increased by approximately $4,000 in the first quarter of 2006, compared to the first quarter of 2005 to support revenue growth.

•                  Consulting:  Consulting and services expenses increased by approximately $9,000 in the first quarter of 2006, compared to the first quarter of 2005 to support the growth in this revenue stream.

Depreciation and Amortization

Our depreciation and amortization charges increased 10.8% to $27,349 in the first quarter of 2006, from $24,677 in the first quarter of 2005, primarily due to computer software amortization associated with new products which increased by approximately $2,500, and amortization of intangibles related to recent acquisitions, which increased by approximately $1,000 in the first quarter of 2006 as compared to the first quarter of 2005.

Trends in our Operating Margins

Our operating margin for the first quarter of 2006 was 21.7%, as compared to 23.6% in the first quarter of 2005.  The decrease in our operating margins for the first quarter of 2006 is primarily due to the adoption of SFAS 123R.  Excluding the effect of SFAS 123R, our operating margin would have increased 0.2 percentage points to 23.8% in the first quarter of 2006, from 23.6% in the first quarter of 2005.

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

Excluding the effect of SFAS 123R, our operating margin stabilized during the first quarter of 2006.  Operating margins are likely to decline throughout 2006 as a result of our adoption of SFAS 123R.

Non-Operating Income (Loss), net

Our non-operating income (loss), net decreased to a loss of $2,471 in the first quarter of 2006 from income of $8,134 in the first quarter of 2005.  The decrease in our non-operating income was primarily due to the following factors:

•                  Interest Expense, net: Net interest expense for the first quarter was $6,916 in 2006, compared with $3,798 in 2005, primarily due to both higher debt levels and interest rates.

•                  Gains from Investments, net: We had gains from investments of $2,673 during the first quarter of 2006, primarily as a result of the sale of our investment in Allscripts Healthcare Solutions, Inc., offset by management fees related to our Enterprise portfolio and write-downs related to other-than-temporary declines in the value of our venture capital investments.  Gains from investment of $2,671 in the first quarter of 2005 were primarily as a result of a divestiture of an interest we had in a German company.

•                  Other Income, net: Other income, net, decreased by $7,489 primarily due to net foreign exchange gains of $2,691 in the first quarter of 2006, compared with net foreign exchange gains of $11,236 in the first quarter of 2005.

Taxes

For the three months ended March 31, 2006, our effective tax rate was reduced primarily due to a favorable U.S. partnership audit settlement of approximately $69,200 for the tax years 1998 through 2003 and a favorable U.S. audit settlement of approximately $17,600 for the tax years 2000 through 2003.  Also in the first quarter of 2006, approximately $24,100 of tax expense was recorded related to disputes between the Company and NMR, on the one hand, and Donnelley and certain of its former affiliates on the other hand, as to proper interpretation of, and allocation of tax liabilities under, the 1996 Spin-Off agreements.  For the three months ended March 31, 2005, our effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement of approximately $29,300.  Also in the first quarter of 2005, $67,100 of tax expense was recorded related to the decision to repatriate approximately $647,000 of foreign earnings back to the U.S. during 2005 under the American Jobs Creation Act of 2004 (“AJCA”).

For all periods presented, our effective tax rate was reduced as a result of global tax planning initiatives.  While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate.

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which we operate for the three months ended March 31, 2006 and 2005:

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended March 31, 2006:
Operating Revenue (4)	$207,079	$174,852	$64,223	—	$446,154
Operating Income (Loss) (5)	$73,274	$18,009	$27,599	$(22,146)	$96,736
Three months ended March 31, 2005:
Operating Revenue (4)	$176,550	$175,606	$58,828	—	$410,984
Operating Income (Loss) (5)	$65,403	$18,072	$28,275	$(14,878)	$96,872

Notes to Geographic Financial Information:

(1)                               Americas includes the United States, Canada and Latin America.

(2)                               Europe includes countries in Europe, the Middle East and Africa.

(3)                               Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region.

(4)                               Operating revenue relates to external customers and is recognized primarily based on the location of the customer.  The operating revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)                               Operating income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability.   The operating income for the geographic segments includes the impact of foreign exchange in converting results into U.S. dollars.

Americas Region

Operating revenue growth in the Americas region was 17.3% in the first quarter of 2006, compared to the first quarter of 2005, primarily due to strong performance in consulting and services within the launch and brand management, managed care and other business lines and continued overall strength of the sales force effectiveness business line.

Operating income in the Americas region grew 12.0% in the first quarter of 2006, compared to the first quarter of 2005.  The operating income growth reflects revenue growth in the region and foreign currency translations, partially offset by the adoption of SFAS 123R, increased cost of data, investment in consulting capabilities, and costs associated with acquisitions.  Excluding the effect of foreign currency translations, operating income grew by 11.1%.  Excluding the effect of SFAS 123R, after adjusting for currency, operating income grew 15.0% in the Americas region.

Europe Region

Operating revenue decreased in the Europe region by 0.4% in the first quarter of 2006, compared to the first quarter of 2005, primarily due to foreign currency translations.  Excluding the effect of foreign currency translations, operating revenue grew 8.0% primarily due to the strong performance of our SFE and Launch and Brand Management offerings and growth in of our portfolio optimization data sales.

Operating income in the Europe region decreased by 0.3% in the first quarter of 2006, compared to the first quarter of 2005.  The decline in operating income in the first quarter of 2006 was primarily driven by foreign currency translations and the effect of SFAS 123R.  Excluding the effect of foreign currency translations, operating income grew by 7.4%.  Excluding the effect of SFAS 123R, after adjusting for currency, operating income grew 21.6% in the Europe region, primarily due to increased revenue and a decrease in our production costs as a result of the fourth quarter 2004 severance actions.

Asia Pacific Region

Operating revenue in the Asia Pacific region increased 9.2% in the first quarter of 2006, compared to the first quarter of 2005, primarily due to our sales force effectiveness offering in Japan and consulting and services in the rest of the region, partially offset by foreign currency translations.  Excluding the effect of foreign currency translations, operating revenue grew 17.1%.

Operating income in the Asia Pacific region decreased by 2.4% in the first quarter of 2006, compared to the first quarter of 2005, primarily due to foreign currency translations and the adoption of SFAS 123R.  Excluding the effect of foreign currency translations, operating income grew by 5.7%.  Excluding the effect of SFAS 123R, after adjusting for currency, operating income grew by 7.9% in the Asia Pacific region, primarily due to increased revenue offset by increased costs related to data and production support and investments in consulting capabilities.

How Exchange Rates Affect Our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results.  We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations.  In the first quarter of 2006, foreign currency translation decreased U.S. dollar revenue growth by approximately 4.4 percentage points, while the impact on operating income growth was an approximate decrease of 2.9 percentage points.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Swiss Franc.  Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are charged or credited to Cumulative translation adjustment in the Condensed Consolidated Statements of Financial Position (Unaudited).  The effect of exchange rate changes during 2006 increased the U.S. dollar amount of Cash and cash equivalents by $705.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $216,519 during the first quarter of 2006 to $146,424    at March 31, 2006 compared to $362,943 at December 31, 2005.  The decrease reflects cash provided by operating activities of $39,776, offset by cash used in investing activities of $36,938 and financing activities of $220,062.

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

•                  payments for tax-related matters, including the D&B Legacy Tax Matters discussed further in Note 8 to our Condensed Consolidated Financial Statements (Unaudited).  In addition to the $16,300 payment made in April 2006 (see Note 8 to our Condensed Consolidated Financial Statements (Unaudited)), payments for certain of the D&B Legacy Tax Matters could be up to approximately $51,300 prior to March 31, 2007; and

•                  pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $7,300 in 2006, in addition to approximately $10,500 paid in January 2006).

Net cash provided by operating activities amounted to $39,776 for the three months ended March 31, 2006, an increase of cash provided of $77,892 over the comparable period in 2005.  The increase relates primarily to lower funding of accounts receivable and prepaid expenses during the three months ended March 31, 2006.

Net cash used in investing activities amounted to $36,938 for the three months ended March 31, 2006, a decrease in cash used of $5,297 over the comparable period in 2005.  The decrease relates primarily to the fact that we made payments of $18,298 for acquisitions during the first three months of 2006, compared to payments made for acquisitions of $62,455 during the comparable period in 2005.  This decrease was partially offset by $37,414 of proceeds from the sale of our investment in TriZetto in the first quarter of 2005 (see Note 7 of the Condensed Consolidated Financial Statements (Unaudited)).

Net cash used in financing activities amounted to $220,062 for the three months ended March 31, 2006, an increase of $262,517 over the comparable period in 2005.  This increase in cash used was primarily due to an increase of $635,621 in purchases of our stock during the first quarter of 2006 compared to the first quarter of 2005, partially offset by an increase of $394,650 in related debt during the first quarter of 2006 compared to the first quarter of 2005.  Refer to the Stock Repurchase

Programs and Debt sections for further information on our variance between the first quarters of 2006 and 2005.

Our financing activities include cash dividends we paid of $0.03 and $0.02 per share quarterly for 2006 and 2005, respectively, which amounted to $6,035 and $4,570 during the first three months of 2006 and 2005, respectively.  The payments and level of cash dividends made by us are subject to the discretion of our Board of Directors.  Any future dividends, other than the $0.03 per share dividend for the second quarter of 2006, which was declared by our Board of Directors in April 2006, will be based on, and affected by, a number of factors, including our operating results and financial requirements.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  Beginning on January 1, 2006, we changed our cash flow presentation in accordance with SFAS 123R which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Tax and Other Contingencies

We are exposed to certain known tax and other contingencies that are material to our investors.  The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Note 8 to our Condensed Consolidated Financial Statements (Unaudited) for the period ended March 31, 2006.  We do not know of any material tax or other contingencies, other than those described in Note 8 to our Condensed Consolidated Financial Statements (Unaudited).

These contingencies may have a material effect on our liquidity, capital resources or results of operations.  Although we have established reserves for D&B Legacy Tax Matters in accordance with SFAS No. 5, “Accounting for Contingencies,” the actual liability may exceed the amount of the reserve.  We have not established any reserves in respect of the other contingencies other than those discussed in Note 8 of our Notes to Condensed Consolidated Financial Statements (Unaudited).  In addition, even where our reserves are adequate, the incurrence of any of these liabilities may have a material effect on our liquidity and the amount of cash available to us for other purposes.

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

On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares.  As of March 31, 2006, 11,374 shares remained available for repurchase under the January 2006 program.

On November 16, 2005, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in February 2006 at a total cost to date of $251,620.  The final total cost will be determined upon completion of the accelerated share repurchase program (“ASR”) settlement period as described below.

On December 14, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in January 2006 at a total cost of $242,680.

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

During the first quarter of 2006, we repurchased 29,000 shares of outstanding Common Stock under these programs at a total cost of $728,202, including the repurchase of 25,000 shares on January 30, 2006 pursuant to an ASR.  The ASR agreement provides for the final settlement of the contract in either cash or additional shares of our Common Stock at our sole discretion.  Our final settlement amount will increase (decrease) based on an increase (decrease) in our share price over the settlement period, and will occur no later than August 7, 2006.

During 2005, we repurchased approximately 10,213 shares of outstanding Common Stock under these programs at a total cost of $246,507.

Shares acquired through our repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, with the exception of purchases pursuant to the ASR.

Under our Restated Certificate of Incorporation as amended, we have the authority to issue 820,000 shares with a par value of $.01 per share of which 800,000 represent shares of Common Stock, 10,000 represent shares of preferred stock and 10,000 represent shares of Series Common Stock.  The preferred and series Common Stock can be issued with varying terms, as determined by the Board of Directors.

Debt

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility.  At March 31, 2006, our debt totaled $1,112,768, and management does not believe that this level of debt poses a material risk to us due to the following factors:

•                  in each of the last three years, we have generated strong net cash provided by operating activities in excess of $300,000;

•                  at March 31, 2006, we had $146,424 in worldwide cash and cash equivalents;

•                  at March 31, 2006, we had $175,641 of unused debt capacity under our existing bank credit facilities; and

•                  we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

The following table summarizes our long-term debt at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
4.6% Private Placement Note, principal payment of $150,000 due January 2008, net of interest rate swaps of $(3,123) and $(2,710), respectively	$146,877	$147,290

Short-Term Credit Agreement due May 2, 2006 (Refinanced on April 27, 2006 with 5.55% Private Placement Notes, principal payment of $150,000 due April 2016 - see below)	150,000	—

1.70% Private Placement Note, principal payment of 34,395,000 Japanese Yen due January 2013	291,532	—

Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 0.47%	78,657	371,924
Swiss Franc denominated borrowings at average floating rates of approximately 1.52%	94,301	92,217
U.S. Dollar denominated borrowings at average floating rates of approximately 5.20%	351,401	—

Total Long-Term Debt	$1,112,768	$611,431

In January 2006, we entered into a $175,000 short term credit agreement with a bank.  Total borrowings under this agreement were $150,000 at March 31, 2006.  Such amount is classified as long-term debt in the Condensed Consolidated Statements of Financial Position (Unaudited) in accordance with the provisions of SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” as we refinanced this debt through a private placement transaction closed on April 27, 2006, pursuant to which we issued $150,000 of ten-year notes to two highly rated insurance companies at a fixed rate of 5.55%.

In January 2006, we closed a private placement transaction pursuant to which its Japanese subsidiary issued 34,395,000 Japanese Yen seven-year debt (equal to $300,000 at date of issuance) to several highly rated insurance companies at a fixed rate of 1.70%.  We used the proceeds to refinance existing debt in Japan.

In April 2004, we entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced our lines of credit with several domestic and international banks.  On March 9, 2005, we renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”).  The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.  Total borrowings under these existing lines were $524,359 and $464,141 at March 31, 2006 and December 31, 2005, respectively, all of which were classified as long-term.  We define long-term lines as those where the lines are non-cancelable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Amended and Restated Facility are LIBOR plus 40 basis points and can vary based on the our Debt to EBITDA ratio.  The weighted average interest rates for our lines were 3.83% and 0.62% at March 31, 2006 and December 31, 2005, respectively.  In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.9%.  At March 31, 2006, we had approximately $175,641 available under our existing bank credit facilities.

In January 2003, we closed a private placement transaction pursuant to which it issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  We used the proceeds to pay down short-term debt.  We also swapped $100,000 of its fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  We accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  We determined the fair values based on estimated prices quoted by financial institutions.  The fair values of these swaps were $(3,123) and $(2,710) as of March 31, 2006 and December 31, 2005, respectively.

In March and April 2002, we entered into interest rate swaps on a portion of its variable rate debt portfolio.  In March 2005, $50,000 of these swaps matured.  The remaining arrangement converts the variable interest rates to a fixed interest rate of 5.08% on a notional amount of $25,000 and matured in April 2006.  We accounted for the interest rate swaps as cash flow hedges and recorded any changes in fair value in Other Comprehensive Income.  We determined the fair values based on estimated prices quoted by financial institutions.  The fair values of these swaps were $(35) and $(100) as of March 31, 2006 and December 31, 2005, respectively.

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements and the 2003 private placement transaction, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At March 31, 2006, we were in compliance with these financial debt covenants.

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

All of the 2004 fourth quarter charge will be settled in cash.  Substantially all termination actions under this plan were completed by March 31, 2006.

Severance Related Reserves
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(24,052)
2006 utilization	(8,631)
Balance at March 31, 2006	$3,755

We currently expect that a substantial portion of the cash outlays relating to the 2004 fourth quarter charge will be applied against the remaining March 31, 2006 balance during the remainder of 2006.

See Note 15 of our Condensed Consolidated Financial Statements (Unaudited) for a description of our 2001 and 2003 restructuring programs.

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

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.”  This statement clarifies the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to beneficial interests in securitized financial assets and improves the consistency of accounting for similar financial instruments. This statement also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125,” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We are currently evaluating this statement to determine any potential impact that it may have on our financial results.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This statement amends SFAS 140 and clarifies the accounting for, measurement of, and disclosure of servicing assets and servicing liabilities.  This statement should be adopted as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, but earlier adoption is permitted.  We are currently evaluating this statement to determine any potential impact that it may have on our financial results.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that, in our opinion, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “project,” “estimate,” “will,” “may,” “should,” “future,” “predicts,” “potential,” “continue” and similar expressions identify these forward-looking statements, which appear in a number of places in this Quarterly Report and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, foreign currency conversion and all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers.  Investors are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements.  These risks and uncertainties include, but are not limited to:

•                  risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks – we derived approximately 64% of our operating revenue in 2005 from non-U.S. operations;

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

Consequently, all of the forward-looking statements we make in this document are qualified by the information contained herein, including, but not limited to, the information contained under this heading and our Condensed Consolidated Financial Statements (Unaudited) and notes thereto for the three months ended March 31, 2006 and by the material set forth under the headings “Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.  We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item is set forth in “Note 10. Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements (Unaudited).

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of March 31, 2006 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth in “Note 8. Contingencies” in the Notes to the Condensed Consolidated Financial Statements (Unaudited).

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs(2)

January 1-31, 2006	4,000,000	25.31	4,000,000	36,374,200

February 1-28, 2006	25,000,000	25.05	25,000,000	11,374,200

March 1-31, 2006	—	—	—	11,374,200

Total	29,000,000	25.09	29,000,000	11,374,200

(1)   All shares were repurchased through the Company’s publicly announced stock repurchase programs.

(2)   In December 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000,000 shares.  This program was completed in January 2006.  In November 2005, the Board of Directors authorized a stock repurchase program to buy up to 10,000,000 shares.  This program was completed in February 2006.  In January 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000,000 shares.  As of March 31, 2006, 11,374,200 shares remained available for repurchase under the January 2006 program.  Unless terminated earlier by resolution of the Company’s Board of Directors, this program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  See Note 13 of our Notes to Condensed Consolidated Financial Statements (Unaudited) for further details.

Item 6. Exhibits

(a)	Exhibits:

Exhibit Number	Description of Exhibits

10.1	Closing Agreement on Final Determination Covering Specific Matters dated as of March 15, 2006 by and between IMS Health Incorporated and the Commissioner of the Internal Revenue Service

10.2	Closing Agreement on Final Determination Covering Specific Matters dated as of March 15, 2006 by and between IMS Health Licensing Associates L.L.C. and the Commissioner of the Internal Revenue Service

10.3	Summary Sheet for Non-Employee Director Remuneration as in effect at April 18, 2006

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMS Health Incorporated

By:	/s/ Nancy E. Cooper
Date: May 5, 2006	Nancy E. Cooper
Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ Leslye G. Katz
Date: May 5, 2006	Leslye G. Katz
Vice President, Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	Closing Agreement on Final Determination Covering Specific Matters dated as of March 15, 2006 by and between IMS Health Incorporated and the Commissioner of the Internal Revenue Service

10.2	Closing Agreement on Final Determination Covering Specific Matters dated as of March 15, 2006 by and between IMS Health Licensing Associates L.L.C. and the Commissioner of the Internal Revenue Service

10.3	Summary Sheet for Non-Employee Director Remuneration as in effect at April 18, 2006

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002