Form 10-Q
period 2006-06-30
IMS HEALTH INC
filed 2006-08-04
CIK 1058083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to

Commission file number: 001-14049

IMS Health Incorporated

(Exact name of registrant as specified in its charter)

Delaware	06-1506026
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

☐  Yes      ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.  At June 30, 2006, there were 201,497,952 shares of IMS Health Incorporated Common Stock, $0.01 par value, outstanding.

IMS HEALTH INCORPORATED

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of June 30, 2006	As of December 31, 2005
Assets:
Current Assets:
Cash and cash equivalents	$150,364	$362,943
Accounts receivable, net of allowances of $5,903 and $7,629 in 2006 and 2005, respectively	332,338	297,302
Other current assets	169,439	160,765
Total Current Assets	652,141	821,010
Securities and other investments	5,025	6,037
Property, plant and equipment, net of accumulated depreciation of $192,014 and $180,576 in 2006 and 2005, respectively	151,526	148,586
Computer software	252,816	241,298
Goodwill	482,678	457,006
Other assets	320,665	299,083
Total Assets	$1,864,851	$1,973,020
Liabilities, Minority Interests and Shareholders’ (Deficit) Equity:
Current Liabilities:
Accounts payable	$57,146	$71,737
Accrued and other current liabilities	212,781	231,475
Accrued income taxes	97,346	114,325
Short-term deferred tax liability	9,513	8,627
Deferred revenues	127,868	122,884
Total Current Liabilities	504,654	549,048
Postretirement and postemployment benefits	112,270	110,782
Long-term debt (Note 10)	1,050,533	611,431
Other liabilities	151,235	186,839
Total Liabilities	$1,818,692	$1,458,100
Commitments and Contingencies (Note 8)
Minority Interests	$100,018	$99,865
Shareholders’ (Deficit) Equity:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares in 2006 and 2005, respectively	$3,350	$3,350
Capital in excess of par	483,702	468,299
Retained earnings	2,490,403	2,321,765
Treasury stock, at cost, 133,547 and 107,075 shares in 2006 and 2005, respectively	(2,986,805)	(2,315,404)
Cumulative translation adjustment	(13,063)	(31,521)
Minimum pension liability adjustment, net of taxes of $14,484 in 2006 and 2005, respectively	(31,408)	(31,408)
Unrealized gain (loss) on changes in fair value of cash flow hedges, net of tax	6	(59)
Unrealized (loss) gain on investments, net of tax	(44)	33
Total Shareholders’ (Deficit) Equity	$(53,859)	$415,055
Total Liabilities, Minority Interests and Shareholders’ (Deficit) Equity	$1,864,851	$1,973,020

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended June 30,
	2006	2005

Operating Revenue	$486,220	$433,282

Operating costs	211,872	185,311
Selling and administrative expenses	133,241	111,632
Depreciation and amortization	28,765	25,642
Merger Costs	6,016	7,400
Operating Income	106,326	103,297
Interest income	1,212	2,392
Interest expense	(10,188)	(6,999)
Gains (losses) from investments, net	75	(299)
Other income, net	36,860	8,639
Non-Operating Income, Net	27,959	3,733
Income before provision for income taxes	134,285	107,030
Provision for income taxes (Note 12)	(71,602)	(13,851)
Net Income	$62,683	$93,179

Basic Earnings Per Share of Common Stock	$0.31	$0.41
Diluted Earnings Per Share of Common Stock	$0.30	$0.41
Weighted average number of shares outstanding — Basic	200,761	225,863
Dilutive effect of shares issuable as of period-end under Stock-based compensation plans and other	4,787	3,429
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	286	186
Weighted Average Number of Shares Outstanding — Diluted	205,834	229,478

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Six Months Ended June 30,
	2006	2005

Operating Revenue	$932,374	$844,266

Operating costs	409,789	365,317
Selling and administrative expenses	257,393	221,061
Depreciation and amortization	56,114	50,319
Merger Costs	6,016	7,400
Operating Income	203,062	200,169
Interest income	2,755	4,747
Interest expense	(18,647)	(13,152)
Gains from investments, net	2,748	2,372
Other income, net	38,632	17,900
Non-Operating Income, Net	25,488	11,867
Income before provision for income taxes	228,550	212,036
Provision for income taxes (Note 12)	(47,770)	(88,514)
Net Income	$180,780	$123,522

Basic Earnings Per Share of Common Stock	$0.88	$0.54
Diluted Earnings Per Share of Common Stock	$0.86	$0.54
Weighted average number of shares outstanding — Basic	204,988	226,863
Dilutive effect of shares issuable as of period-end under stock-based compensation plans and other	4,175	3,303
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	448	319
Weighted Average Number of Shares Outstanding — Diluted	209,611	230,485

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$180,780	$123,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,114	50,319
Bad debt expense	190	1,707
Deferred income taxes	(6,367)	6,208
Gains from investments, net	(2,748)	(2,372)
Minority interests in net income of consolidated companies	1,766	1,596
Non-cash stock-based compensation charges	24,354	2,117
Excess tax benefits from stock-based compensation	(2,284)	—
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in accounts receivable	(36,109)	(30,302)
Net (increase) decrease in inventory	(4,708)	4,136
Net increase in prepaid expenses and other current assets	(1,374)	(37,736)
Net decrease in accounts payable	(16,317)	(16,239)
Net decrease in accrued and other current liabilities	(16,058)	(30,604)
Net decrease in accrued severance, impairment and other charges	(12,755)	(16,955)
Net increase in deferred revenues	3,018	130
Net (decrease) increase in accrued income taxes	(51,587)	8,308
Net increase in pension assets (net of liabilities)	(12,926)	(2,773)
Net (increase) decrease in other long-term assets (net of other long-term liabilities)	(141)	598
Net tax benefit on stock-based compensation	5,235	4,253
Net Cash Provided by Operating Activities	108,083	65,913
Cash Flows Used in Investing Activities:
Capital expenditures	(11,264)	(8,195)
Additions to computer software	(44,296)	(39,139)
Proceeds from sale of TriZetto	—	37,414
Investments in short-term marketable securities	—	15,053
Payments for acquisitions of businesses, net of cash acquired	(21,515)	(91,507)
Proceeds from sales of investments, net	5,026	3,023
Funding of venture capital investments	(400)	(1,000)
Other investing activities, net	(2,897)	(2,620)
Net Cash Used in Investing Activities	(75,346)	(86,971)
Cash Flows Used in Financing Activities:
Net (decrease) increase in revolving credit facility and other	(60,391)	84,899
Proceeds from short-term credit agreement, bank term loan and private placement notes	650,000	—
Repayment of short-term credit agreement	(150,000)	—
Payments for purchase of treasury stock	(728,564)	(147,945)
Proceeds from exercise of stock options	41,348	47,502
Excess tax benefits from stock-based compensation	2,284	—
Dividends paid	(12,142)	(9,119)
Proceeds from employee stock purchase plan	2,913	2,389
Increase in cash overdrafts	10,485	9,134
Payments to minority interests and other financing activities	(1,612)	(1,612)
Net Cash Used in Financing Activities	(245,679)	(14,752)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	363	(9,284)
Decrease in Cash and Cash Equivalents	(212,579)	(45,094)
Cash and Cash Equivalents, Beginning of Period	362,943	444,903
Cash and Cash Equivalents, End of Period	$150,364	$399,809

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

Note 3. Summary of Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This statement clarifies the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to beneficial interests in securitized financial assets and improves the consistency of accounting for similar financial instruments. This statement also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating this statement to determine any potential impact that it may have on its financial results.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” This statement amends SFAS 140 and clarifies the accounting for, measurement of, and disclosure of servicing assets and servicing liabilities. This statement should be adopted as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, but earlier adoption is permitted. The Company is currently evaluating this statement to determine any potential impact that it may have on its financial results.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is currently evaluating this interpretation to determine any potential impact that it may have on its financial results.

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements (Unaudited) as of and for the three and six months ended June 30, 2006, respectively, reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements (Unaudited) for prior periods have not been retrospectively adjusted to reflect, and do not include, the impact of SFAS 123R. See Note 9 for additional information.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Income (Unaudited) for the first and second quarters of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, the Company used the straight-line method of attributing the value of stock-based compensation and continued to use that method after the adoption. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income (Unaudited) for the first and second quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for estimated forfeitures for stock option grants and for forfeitures as they occurred for restricted stock grants. The Company’s method of valuation for share-based awards granted after January 1, 2006 is the Black-Scholes option-pricing model which was also previously used for the Company’s pro forma information required under SFAS 123. See Note 9 for additional information.

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

Note 5.  Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach. During the six months ended June 30, 2006, the Company completed one acquisition of Läkemedelsstatistik AB (Sweden) at a cost of approximately $12,000. This acquisition was accounted for under the purchase method of accounting. As such, the aggregate purchase price has been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date. The purchase price allocations will be finalized after the completion of the valuation of certain assets and liabilities. Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company’s results of operations. The Condensed Consolidated Financial Statements (Unaudited) include the results of this acquired company subsequent to the closing of the acquisition. Had this acquisition occurred as of January 1, 2006 or 2005, the impact on the Company’s results of operations would not have been significant. Goodwill of approximately $8,861 was recorded in connection with this acquisition, of which none is deductible for tax purposes.

During the six months ended June 30, 2005, the Company completed six acquisitions for an aggregate cost of approximately $51,000. These acquisitions were Taskarena Software Engineering GmbH (Germany), SAI Healthcare (U.S.), Synchronous Knowledge, Inc. (U.S.), M-Tag (Australia and UK), Fricke & Pirk (Germany) and BASS (Korea) and were accounted for under the purchase method of accounting. As such, the aggregate purchase price had been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date. The Company finalized the purchase price allocations for these acquisitions prior to the end of the second quarter of 2006, which did not have a material impact on the Company’s results of operations. The Condensed Consolidated Financial Statements (Unaudited) include the results of these acquired companies subsequent to the closing of the acquisitions. Had each of these acquisitions occurred as of January 1, 2005 or 2004, the impact on the Company’s results of operations would not have been significant. Goodwill of approximately $34,214 was recorded in connection with these acquisitions. For tax purposes, approximately $21,200 of goodwill is deductible in connection with these acquisitions.

Additionally, during January 2005, the Company paid approximately $36,000 to acquire the 50% interest in IMS Health GmbH (“IHA”) not owned by IMS. The Company accounted for this purchase as a step transaction and allocated the purchase price to acquired intangible assets and goodwill. Prior to 2005, the Company consolidated the results of IHA and recorded minority interest expense for the 50% not owned by the Company.

Note 6.  Goodwill and Intangible Assets

During the first half of 2006, the Company recorded additional goodwill of approximately $11,171 related primarily to the preliminary allocation of purchase price for the acquisition completed during the first quarter of 2006 and also to earn-out agreements for acquisitions completed prior to 2006 (see Note 8). During the six months ended June 30, 2005, the Company recorded additional goodwill of approximately $80,359 related primarily to the acquisition of the remaining 50% of IHA in January 2005, the preliminary allocation of purchase price for the acquisitions completed in the first half of 2005 (see Note 5) and payments on earn-out agreements for acquisitions completed prior to 2005.

All of the Company’s other acquired intangibles are subject to amortization.  Intangible asset amortization expense was $4,185 and $8,584 during the three and six months ended June 30, 2006, respectively and $3,953 and $8,295 during the three and six months ended June 30, 2005, respectively. At June 30, 2006, intangible assets were primarily composed of customer relationships, databases and trade names (included in Other assets) and computer software. The gross carrying amounts and related accumulated amortization of these intangibles were $134,404 and $52,313, respectively, at June 30, 2006 and $131,338 and $41,978, respectively, at December 31, 2005. These intangibles are amortized over periods ranging from two to twenty years. As of June 30, 2006, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted Average Amortization (Years) Period
Customer Relationships	10.1
Computer Software and Algorithms	7.0
Databases	4.7
Trade Names	4.4
Other	3.8
Weighted average	8.8

Based on current estimated useful lives, amortization expense associated with intangible assets at June 30, 2006 is estimated to be approximately $4,200 for each of the remaining two quarters in 2006. Thereafter, annual amortization expense associated with intangible assets is estimated to be as follows:

Year Ended December 31,	Amortization Expense
2007	$14,401
2008	12,877
2009	10,878
2010	7,760
2011	6,515
Thereafter	$21,209

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

The Company routinely enters into agreements with its suppliers to acquire data and with its customers to sell data, all in the normal course of business.  In these agreements, the Company sometimes agrees to indemnify and hold harmless the other party for any damages such other party may suffer as a result of potential intellectual property infringement and other claims related to the use of the data.  These indemnities typically have terms of approximately two years.  The Company has not accrued a liability with respect to these matters, as the exposure is considered remote.

In connection with the agreements (the “LLC Agreements”) governing the relationship among the Company and two of its subsidiaries and two third-party investors with respect to IMS Health Licensing Associates, L.L.C. (see Note 18), the Company also entered into a guaranty agreement.  Under the terms of this guaranty agreement, the Company guarantees in favor of the third-party investors the performance of the Company’s subsidiaries under the LLC Agreements and agrees to indemnify and hold harmless the third-party investors against damages, including specified delay damages, the third-party investors may suffer as a result of failures to perform under the LLC Agreements by the Company and its subsidiaries.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending tax and legal proceedings, claims and litigation will not have a material effect on the Company’s results of operations, cash flows or financial position, with the possible exception of the matters described below.

D&B Legacy and Related Tax Matters

Sharing Disputes.  In 1996 the company then known as The Dun & Bradstreet Corporation (“D&B”) and now known as R.H. Donnelley (“Donnelley”) separated into three public companies by spinning-off ACNielsen Corporation (“ACNielsen”) and the company then known as Cognizant Corporation (“Cognizant”) and now known as Nielsen Media Research, Inc. (“NMR”) (the “1996 Spin-Off”).  The agreements effecting the 1996 Spin-Off allocated tax-related liability with respect to certain prior business transactions (the “Legacy Tax Controversies”) between D&B and Cognizant.  The D&B portion of such liability is now shared among Donnelley and certain of its former affiliates, and the Cognizant portion of such liability is shared between NMR and the Company pursuant to the agreements effecting Cognizant’s spin-off of the Company in 1998 (the “1998 Spin-Off”).  The underlying tax controversies with the Internal Revenue Service (the “IRS”) have substantially all been resolved and the Company paid to the IRS the amounts that it believed were due and owing.  In the first quarter of 2006, Donnelley indicated that it disputed the amounts contributed by the Company toward the resolution of these matters based on Donnelley’s interpretation of the allocation of liability under the 1996 Spin-Off agreements.  Donnelly and its former affiliates, on the one hand, and NMR and the Company, on the other hand, have attempted to resolve these disputes through negotiation.  If no resolution is reached through negotiation, the 1996 Spin-Off agreements provide that the parties arbitrate the disputes.  In June 2006, the Company made payments with regard to these matters of approximately $5,800 (tax and interest, net of federal income tax benefit) related to certain 1995 and 1996 shared state and local legacy tax liabilities.  Although the Company intends to vigorously defend itself with respect to the remaining disputes, as of June 30, 2006 the Company has a reserve of approximately $20,200 for these matters, of which $24,800 was accrued during the first half of 2006.

The Partnership (Tax Year 1997).  The IRS is seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense with respect to a partnership now substantially owned by the Company (the “Partnership”) on the Partnership’s 1997 tax return.  During 1997, the Partnership was substantially owned by Cognizant, but liability for this matter was allocated to the Company pursuant to the agreements effecting the 1998 Spin-Off.  The Company has filed a formal protest relating to the proposed assessment for 1997 with the IRS Office of Appeals.  The Company is attempting to resolve this matter in the administrative appeals process before proceeding to litigation if necessary. If the IRS were to ultimately prevail in its position, the Company’s liability (tax and interest, net of tax benefit) with respect to tax year 1997 would be approximately $19,600, which amount the Company had reserved in current accrued income taxes payable at June 30, 2006.

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

Contingent Consideration.  Under the terms of the purchase agreements related to acquisitions made from 2001 through 2006, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain targets during 2003 through 2008.  Substantially all of these additional payments will be recorded as goodwill in accordance with Emerging Issues Task Force Issue (“EITF”) No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of

an Acquired Enterprise in a Purchase Business Combination.”  As of June 30, 2006, approximately $29,000 had been earned under these contingencies.  Based on current estimates, management expects that additional contingent payments under these agreements may total approximately $37,000.  It is expected that these contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2006 through 2008.

Other Tax Contingencies. In addition to the tax items discussed above, the Company has net tax reserves of approximately $22,000 that relate to various positions it has taken on tax returns filed in numerous countries over the last several years.  These reserves represent the Company’s best estimate of the probable liability should the tax return positions be challenged by the relevant tax authorities.  While the amount is material in the aggregate, no individual item is material and no single event will have a material impact related to these reserves.  See Note 12 for additional tax related matters.

Note 9.                        Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R.  The Company elected to use the modified prospective transition method, therefore, prior period results were not retrospectively adjusted. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the Common Stock on the grant date, in accordance with APB 25.  As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted stock unit awards and stock option modifications.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their fair values. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was part of the total award and not a separate award. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with the pro forma provisions of SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, forfeitures were estimated for stock option grants for purposes of required pro forma stock compensation disclosures and were recognized as they occurred for restricted stock grants. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes is recognized as a financing activity rather than an operating activity as it was prior to SFAS 123R adoption for purposes of the cash flow statement.

The Company maintains four Stock Incentive Plans, which provide for the grant of stock options, restricted stock and restricted stock units to eligible employees and Non-Employee Directors.  At June 30, 2006, there were 59,279 shares of Common Stock reserved for issuance under all of the Company’s stock plans, of which 12,913 shares are still available for future grants.  Common Stock reserved for issuance includes 18,448 shares from the 2000 Stock Incentive Plan, which the Board of Directors approved during 2000, 36,484 shares from the 1998 Employees’ Stock Incentive Plan, 29,784 of which was approved by the shareholders during 1998 and 6,700 of which were approved by the shareholders in May 2006, 3,437 shares from the 1998 Employees’ Stock Purchase Plan, which was approved by the shareholders during 1998, and 910 shares from the 1998 Non-Employee Directors’ Stock Incentive Plan, 410 shares of which were approved by the shareholders during 1998 and an additional 500 shares of which were approved by the shareholders in May 2003.  Historically, stock options have been granted to broad groups of employees on a discretionary basis. Beginning in fiscal 2006, employees are generally eligible to receive restricted stock units with a service condition of four years instead of stock options with a service condition of three years.  Certain senior employees will continue to be eligible to receive restricted stock unit awards which contain both performance and service conditions.

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

Participation in the Long Term Incentive program (“LTI”), under which performance restricted stock awards are granted, is at the CEO’s discretion with participants varying from year to year.  The target awards, by person, are approved by the Compensation and Benefits Committee of the Company’s Board of Directors prior to the end of the first quarter of the performance cycle.  The target award is denominated 50% in cash, or in non-restricted shares of stock at the fair value of IMS Common Stock on the day of grant, which are payable after the two year performance period.  The remaining 50% is payable in restricted stock units, which are granted after the two year performance period with an additional two year cliff vest service requirement.  A restricted stock unit, if earned, may only be settled by issuance or delivery of a share.  These awards are subject to fair value adjustments for any changes in the underlying market value of our Common Stock until the end of the two year performance period.  At the end of the performance period, achievement against the established financial criterion is measured and the actual payout percentage is quantified and approved by the Compensation and Benefits Committee of the Board of Directors following approval of year end results by the Board of Directors.  If performance criterion is not met, the award is forfeited and no restricted stock units are granted, or cash paid.  The final value of the restricted stock units granted are at fair market value based on the average high/low stock price for the last 20 business days of the performance period in accordance with the LTI plan document.

The following table summarizes stock option activity for the periods indicated:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Options Outstanding, December 31, 2003	37,021	$20.89
Granted	6,003	$23.90
Exercised	(5,598)	$17.25
Forfeited	(1,020)	$18.89
Cancelled	(906)	$27.50
Options Outstanding, December 31, 2004	35,500	$21.86
Granted	4,813	$24.12
Exercised	(8,726)	$18.97
Forfeited	(575)	$20.63
Cancelled	(1,028)	$26.93
Options Outstanding, December 31, 2005	29,984	$22.91
Granted	8	$24.54
Exercised	(2,182)	$18.96
Forfeited	(463)	$23.12
Cancelled	(705)	$28.52
Options Outstanding, June 30, 2006	26,642	$23.09	3.76	$117,617
Options Vested or Expected to Vest, June 30, 2006	26,229	$23.07	3.73	$116,437
Exercisable, June 30, 2006	21,825	$22.88	3.39	$103,397

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our Common Stock as of the end of the period. As of June 30, 2006, approximately $27,440 of unrecognized stock compensation related to unvested stock options (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.43 years.  As of June 30, 2005, approximately $58,293 of unrecognized stock compensation related to unvested stock options (net of estimated forfeitures) was expected to be recognized over a weighted-average period of 1.70 years.  Proceeds received from the exercise of stock options were $31,556 and $41,348 for the three and six months ended June 30, 2006, respectively, and $23,646 and $47,502 for the three and six months ended June 30, 2005, respectively. The intrinsic value of stock options that were exercised was $13,439 and $16,764 for the three and six months ended June 30, 2006, respectively, the majority of which is currently deductible for tax purposes, and $8,797 and $16,096 for the three and six months ended June 30, 2005, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend Yield	0.5%	0.3%	0.5%	0.3%
Weighted Average Volatility	29.4%	29.4%	29.4%	29.6%
Risk Free Interest Rate	4.49%	3.88%	4.49%	3.87%
Expected Term	4.39 years	4.39 years	4.39 years	4.39 years
Weighted Average Fair Value of Options Granted	$7.82	$7.41	$7.82	$7.42
Weighted Average Grant Price	$24.54	$24.07	$24.54	$24.02

•                  The dividend yield is equal to the annualized dividend divided by the closing stock price on the date of payment.  The increase in the dividend yield from 2005 to 2006 was due to a $0.01 per share increase in the quarterly dividend payment.  An increase in the dividend yield will decrease stock compensation expense.

•                  The weighted average volatility for the current periods was developed using historical volatility for periods equal to the expected life of the options. An increase in the weighted average volatility assumption will increase stock compensation expense.

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

The following table summarizes restricted stock unit activity with a service condition:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested, December 31, 2003	411	$19.65
Granted	38	$24.39
Vested	(29)	$20.79
Forfeited	(10)	$19.37
Unvested, December 31, 2004	410	$20.01
Granted	153	$24.26
Vested	(119)	$24.41
Forfeited	—	—
Unvested, December 31, 2005	444	$20.30
Granted	1,277	$26.03
Vested	(200)	$21.71
Forfeited	(8)	$26.20
Unvested, June 30, 2006	1,513	$24.91	$40,800

The intrinsic value for restricted stock is calculated based on the market price of our Common Stock as of the end of the period.  As of June 30, 2006, approximately $25,262 of unrecognized stock compensation expense related to unvested restricted stock awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 3.43 years. As of June 30, 2005, approximately $2,117 of unrecognized stock compensation related to unvested restricted stock awards was expected to be recognized over a weighted-average period of 2.26 years.  The total fair value of restricted stock units with service conditions which vested during the periods ended June 30, 2006 and 2005 was $3,998 and $2,802, respectively.

The following table summarizes restricted stock unit activity with performance conditions:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested, December 31, 2003	105	$17.82
Granted	156	$23.19
Vested	-	-
Forfeited	(20)	$21.63
Unvested, December 31, 2004	241	$20.96
Granted	194	$20.62
Vested	(53)	$18.97
Forfeited	(7)	$17.72
Unvested, December 31, 2005	375	$21.12
Granted	153	$24.53
Vested	(145)	$23.18
Forfeited	(5)	$24.21
Unvested, June 30, 2006	378	$21.66	$10,190

The intrinsic value for restricted stock is calculated based on the market price of our Common Stock as of the end of the period.  As of June 30, 2006, approximately $2,481 of unrecognized stock compensation expense related to unvested restricted stock awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.01 years. As of June 30, 2005, approximately $3,665 of unrecognized stock compensation related to unvested restricted stock awards was expected to be recognized over a weighted-average period of 1.08 years.  The total fair value of restricted stock units with a performance condition which vested during the periods ended June 30, 2006 and 2005 was $4,630 and $1,231, respectively.

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied:

		Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income:	As reported	$93,179	$123,522
	Add: Stock-based employee compensation expense included in reported net income, net of tax	1,014	1,932
	Deduct: Total stock-based employee compensation expense under fair value method for all awards, net of tax	(8,016)	(14,369)
	Pro forma	$86,177	$111,085
Earnings Per Share:
Basic	As reported	$0.41	$0.54
	Pro forma	$0.38	$0.49
Diluted
	As reported	$0.41	$0.54
	Pro forma	$0.38	$0.48

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock Options	$9,482	$18,624
Restricted Stock Units	$3,445	$5,216
Employee Stock Purchase Plan	$272	$514
Total Stock Based Compensation Expense	$13,199	$24,354

Operating Costs	$2,084	$3,623
Selling, General, & Administrative	$11,115	$20,731
Total Stock Based Compensation Expense	$13,199	$24,354

Tax Benefit on Stock Based Compensation Expense	$4,145	$7,471

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

The impact of foreign exchange risk management activities on pre-tax income in the three and six months ended June 30, 2006 was a net loss of $7,223 and $4,532, respectively and net gains in the three and six months ended June 30, 2005 of $9,596 and $20,832, respectively.  In addition, at June 30, 2006, the Company had approximately $569,172 in foreign exchange forward contracts outstanding with various expiration dates through May 2007 relating to non-US Dollar Anticipated Royalties and non-functional currency assets and liabilities.  Foreign exchange forward contracts are recorded at estimated fair value.  The estimated fair values of the forward contracts are based on quoted market prices.

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

Fair Value of Financial Instruments

At June 30, 2006, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable and long-term debt.  At June 30, 2006, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments.  At June 30, 2006, the fair value of long-term debt approximated carrying value.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate non-performance by the counterparties.  The Company would not realize a material loss as of June 30, 2006 in the event of non-performance by any one counterparty.  The Company enters into transactions only with financial institution counterparties that have a credit rating of A or better.  In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($332,338 and $297,302, net of allowances, at June 30, 2006 and December 31, 2005, respectively), principally from customers in the pharmaceutical industry.  The Company’s trade receivables do not represent significant concentrations of credit risk at June 30, 2006 due to the high quality of its customers and their dispersion across many geographic areas.

Lines of Credit

The following table summarizes the Company’s long-term debt at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
4.6% Private Placement Note, principal payment of $150,000 due January 2008, net of interest rate swaps of $(3,630) and $(2,710), respectively	$146,370	$147,290
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	$150,000	—
1.70% Private Placement Note, principal payment of 34,395,000 Japanese Yen due January 2013	$295,795	—
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 0.50%	$79,807	371,924
Swiss Franc denominated borrowings at average floating rates of approximately 1.76%	$99,361	92,217
U.S. Dollar denominated borrowings at average floating rates of approximately 5.53%	$229,200	—
Bank Term Loan, principal payment of $50,000 due June, 2009 at average floating rate of approximately 5.70%	$50,000	—

Total Long-Term Debt	$1,050,533	$611,431

In June 2006, the Company closed a $50,000 three year term loan with a bank.  The term loan allows the Company to borrow at a floating rate with a lower borrowing margin than the Company’s revolving credit facility, and provides the Company with an option to extend the term up to an additional two years.  The Company used the proceeds to refinance existing debt borrowed under the revolving credit facility.

In April 2006, the Company closed a private placement transaction pursuant to which it issued $150,000 of ten-year notes to two highly rated insurance companies at a fixed rate of 5.55%.  The Company used the proceeds to refinance existing debt of $150,000 drawn under a short term credit agreement with a bank in January 2006.

In January 2006, the Company closed a private placement transaction pursuant to which its Japanese subsidiary issued 34,395,000 Japanese Yen seven-year debt (equal to $300,000 at date of issuance) to several highly rated insurance companies at a fixed rate of 1.70%.  The Company used the proceeds to refinance existing debt in Japan.

In April 2004, the Company entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced the Company’s lines of credit with several domestic and international banks.  On March 9, 2005, the Company renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”).  The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.  Total borrowings under these existing lines were $408,368 and $464,141 at June 30, 2006 and December 31, 2005, respectively, all of which were classified as long-term.  The Company defines long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Amended and Restated Facility are LIBOR plus 40 basis points and can vary based on the Company’s Debt to EBITDA ratio.  The weighted average interest rates for the Company’s lines were 3.66% and 0.62% at June 30, 2006 and December 31, 2005, respectively.  In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.1%.  At June 30, 2006, the Company had approximately $291,632 available under its existing bank credit facilities.  In July 2006, the Company entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks replacing its existing $700,000 revolving credit facility (see Note 18).

In January 2003, the Company closed a private placement transaction pursuant to which it issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  The Company used the proceeds to pay down short-term debt.  The Company also swapped $100,000 of its fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  The Company accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company determined the fair values based on estimated prices quoted by financial institutions.  The fair values of these swaps were $(3,630) and $(2,710) as of June 30, 2006 and December 31, 2005, respectively.

In March and April 2002, the Company entered into interest rate swaps on a portion of its variable rate debt portfolio.  These swaps matured in March 2005 and April 2006.  The Company accounted for the interest rate swaps as cash flow hedges and recorded any changes in fair value in Other Comprehensive Income.  The Company determined the fair values based on estimated prices quoted by financial institutions.  The fair values of these swaps were $(100) as of December 31, 2005.

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements, the  private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At June 30, 2006, the Company was in compliance with these financial debt covenants.

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

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Three Months Ended June 30,	2006	2005	2006	2005
Service cost	$3,599	$2,302	$10	$18
Interest cost	3,978	3,624	193	167
Expected return on plan assets	(6,437)	(5,563)	—	—
Amortization of prior service cost (credit)	(44)	(56)	(9)	(247)
Amortization of transition obligation	(1)	(1)	—	—
Amortization of net loss	1,159	723	152	63
Net periodic benefit cost	$2,254	$1,029	$346	$1

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Six Months Ended June 30,	2006	2005	2006	2005
Service cost	$7,063	$4,617	$20	$36
Interest cost	7,889	7,266	386	334
Expected return on plan assets	(12,791)	(11,149)	—	—
Amortization of prior service cost (credit)	(89)	(111)	(150)	(494)
Amortization of transition obligation	(2)	(2)	—	—
Amortization of net loss	2,287	1,451	304	126
Net periodic benefit cost	$4,357	$2,072	$560	$2

Note 12.       Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

For the three months ended June 30, 2006, the Company’s effective tax rate was primarily impacted by approximately $21,400 of tax expense related to a reorganization of several of the Company’s subsidiaries.  For the six months ended June 30, 2006, the Company’s effective tax rate was reduced primarily due to a favorable U.S. partnership audit settlement of approximately $69,200 for the tax years 1998 through 2003 and a favorable U.S. audit settlement of approximately $17,600 for the tax years 2000 through 2003.  Also in the first half of 2006, approximately $21,400 of tax expense was recorded related to a reorganization of several of the Company’s subsidiaries.  Further, approximately $24,800 of tax expense was recorded primarily in the first quarter of 2006 related to disputes between the Company and NMR, on the one hand, and Donnelley and certain of its former affiliates on the other hand, as to proper interpretation of, and allocation of tax liabilities under, the 1996 Spin-Off agreements (see Note 8).

For the six months ended June 30, 2005, the Company’s effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement of approximately $29,300.  For the six months ended June 30, 2005, the effective tax rate was also impacted by $42,800 of tax expense related to the decision  to repatriate approximately $647,000 of foreign earnings back to the U.S. during 2005 under the American Jobs Creation Act of 2004 (“AJCA”).  In the first quarter of 2005, $67,100 of tax expense was recorded related to the AJCA, of which $24,300 was reversed in the second quarter of 2005 primarily as a result of a technical correction passed by Congress to the AJCA.

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

On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares.  As of June 30, 2006, 11,374 shares remained available for repurchase under the January 2006 program.

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

During the first half of 2006, the Company repurchased 29,000 shares of outstanding Common Stock under these programs at a total cost of $728,564, including the repurchase of 25,000 shares on January 30, 2006 pursuant to an ASR.  The ASR agreement provides for the final settlement of the contract in either cash or additional shares of the Company’s Common Stock at the Company’s sole discretion.  The Company’s final settlement amount will increase (decrease) based on an increase (decrease) in the Company’s share price over the settlement period, and will occur no later than August 7, 2006.  The Company currently estimates a payment of approximately $18,000 as final settlement, which will be recorded as an additional cost to purchase treasury stock.

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

The Company paid cash dividends of $0.03 and $0.02 per share which amounted to $6,107 and $4,549 during the three months ended June 30, 2006 and 2005, respectively.  The Company paid cash dividends of $0.06 and $0.04 per share which amounted to $12,142 and $9,119 during the six months ended June 30, 2006 and 2005, respectively.  The payments and level of cash dividends made by the Company are subject to the discretion of the Board of Directors.

Note 14.       Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income	$62,683	$93,179	$180,780	$123,522
Other comprehensive income, net of taxes:
Unrealized (losses) gains on:
Available-for-sale equity securities	(162)	28	(118)	(77)
Tax benefit (provision) on above	57	(10)	41	27
Change in unrealized (losses) gains on investments	(105)	18	(77)	(50)
Foreign currency translation gains (losses)	9,337	(21,592)	18,458	(47,890)
Changes in fair value of cash flow hedges	22	77	65	430
Total other comprehensive income (loss)	9,254	(21,497)	18,446	(47,510)
Comprehensive Income	$71,937	$71,682	$199,226	$76,012

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

All of the 2004 fourth quarter charge will be settled in cash.  Substantially all termination actions under this plan were completed by June 30, 2006.

Severance Related Reserves
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(24,052)
2006 utilization	(9,673)
Balance at June 30, 2006	$2,713

The Company currently expects that a substantial portion of the cash outlays relating to the 2004 fourth quarter charge will be applied against the remaining June 30, 2006 balance during the remainder of 2006.

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

	Severance Related Reserves	Contract Related Reserves	Asset Write- Downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 utilization	(1,637)	(3,614)	—	(5,251)
2005 utilization	(378)	(6,747)	—	(7,125)
2006 utilization	—	(2,036)	—	(2,036)
Adjustments	(1,746)	67	1,679	—
Balance at June 30, 2006	$—	$2,930	$—	$2,930

Approximately $9,958 of the 2003 charge related to a worldwide reduction in headcount of approximately 80 employees.  These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

The cash portion of the first quarter 2003 charge amounted to $30,586, of which the Company paid approximately $2,036 during the first six months of 2006 for contract related charges.  The remaining accrual of $2,930 at June 30, 2006 relates to lease obligations.

The Company expects that cash outlays will be applied against the $2,930 balance remaining of the first quarter 2003 charge at June 30, 2006 as follows:

Year Ended December 31,	Cash Outlays
2006	$248
2007	2,682
Total	$2,930

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

	Severance Related Reserves	Contract Related Reserves	Asset Write- Downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(455)	(1,232)	—	(1,687)
2005 utilization	(262)	(1,881)	—	(2,143)
2006 utilization	(132)	(914)	—	(1,046)
Adjustments	(688)	(274)	962	—
Balance at June 30, 2006	$1,762	$2,821	$—	$4,583

The Company expects that cash outlays will be applied against the $4,583 balance remaining in the program at June 30, 2006 as follows:

Year Ended December 31,	Cash Outlays
2006	$1,175
2007	1,903
2008	262
2009	262
2010	262
Thereafter	719
Total	$4,583

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which we operate for the three and six months ended June 30, 2006 and 2005:

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended June 30, 2006:
Operating Revenue (4)	$218,566	$202,944	$64,710	—	$486,220
Operating Income (Loss) (5)	$72,523	$34,631	$27,354	$(28,182)	$106,326
Six months ended June 30, 2006:
Operating Revenue (4)	$425,645	$377,796	$128,933	—	$932,374
Operating Income (Loss) (5)	$145,797	$52,640	$54,953	$(50,328)	$203,062
Three months ended June 30, 2005:
Operating Revenue (4)	$189,027	$186,734	$57,521	—	$433,282
Operating Income (Loss) (5)	$70,880	$30,747	$25,671	$(24,001)	$103,297
Six months ended June 30, 2005:
Operating Revenue (4)	$365,577	$362,340	$116,349	—	$844,266
Operating Income (Loss) (5)	$136,283	$48,819	$53,946	$(38,879)	$200,169

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

A summary of the Company’s operating revenue by product line for the three and six months ended June 30, 2006 and 2005 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales Force Effectiveness	$229,996	$207,082	$444,133	$407,055
Portfolio Optimization	138,552	124,584	268,363	251,332
Launch, brand and other	117,672	101,616	219,878	185,879
Total Operating Revenue	$486,220	$433,282	$932,374	$844,266

Note 17.  Merger Costs

On July 11, 2005, the Company announced a definitive agreement to merge with VNU, a global information and media company based in Haarlem, The Netherlands.  On November 17, 2005, the Company announced the termination of the proposed merger with VNU.

In accordance with the terms of the merger termination agreement, VNU was required to pay the Company $45,000 as a result of the acquisition of VNU by a private equity group in June 2006.  This $45,000 payment was received during the second quarter of 2006 and has been reflected in Other income, net in the Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2006.  Additionally, the Company was required to pay $6,016 of investment banker fees and expenses related to the $45,000 payment received which are included in Merger costs in the Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2006.  The Company had incurred merger costs of $7,400 through June 30, 2005, primarily for professional fees.

Note 18.  Subsequent Events

In July 2006, the Company entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks replacing its existing $700,000 revolving credit facility (see Note 10).  The terms of the new facility extended the maturity date to July 2011, reduced borrowing margins, increased subsidiary borrowing limits and changed certain covenants.  The Company used the proceeds to refinance existing debt.

In July 2006, the Company, together with two of its wholly-owned subsidiaries, entered into an Amended and Restated Agreement of Limited Liability Company of IMS Health Licensing Associates, L.L.C. (the “Amended LLC Agreement”). The Amended LLC Agreement governs the relationship between the Company, its subsidiaries and two third-party investors with respect to their interests in IMS Health Licensing Associates, L.L.C. (the “LLC”).  The Company is the sole managing member of the LLC. Since 1997, the Company and/or its subsidiaries, or their predecessors, have contributed assets to, and have held a controlling (currently approximately 93%) interest in, the LLC, and the third-party investors have contributed $100,000 to, and have held a minority (currently approximately 7%) interest in, the LLC.  The third-party investor contributions are reflected in Minority Interests in the Condensed Consolidated Statements of Financial Position (Unaudited).  The LLC is a separate and distinct legal entity that is in the business of licensing database assets and computer software.  Under the terms of the Amended LLC Agreement, the third-party investors have the right to take steps that would result in the liquidation of their membership interest in the LLC on June 30, 2009.  This right may be accelerated if certain events occur as set forth in the Amended LLC Agreement.

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

Performance Overview

Our operating revenue grew 12.2% to $486,220 in the second quarter of 2006 as compared to $433,282 in the second quarter of 2005.  Our operating revenue grew 10.4% to $932,374 in the six months ended June 30, 2006 as compared to $844,266 in the six months ended June 30, 2005. The quarterly and six month operating revenue increases were a result of growth in all three of our business lines.  Our operating income grew 2.9% to $106,326 in the second quarter of 2006 as compared to $103,297 in the second quarter of 2005.  Our operating income grew 1.4% to $203,062 in the six months ended June 30, 2006 as compared to $200,169 in the six months ended June 30, 2005.  Both the quarterly and six month operating income growth was a result of increased operating revenues offset by increases in operating costs, selling and administrative expenses and depreciation and amortization. The increases in costs and expenses were primarily driven by our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), acquisitions, increased costs of data, and additional investments in consulting and services capabilities.  Our net income was $62,683 for the second quarter of 2006 as compared to $93,179 for the second quarter of 2005 and $180,780 for the six months ended June 30, 2006 compared to $123,522 for the six months ended June 30, 2005 due to the Non-Operating Income, net items discussed below and certain tax items as discussed in Note 12 of the Condensed Consolidated Financial Statements (Unaudited).  Our diluted earnings per share of Common Stock decreased to $0.30 for the second quarter of 2006 as compared to $0.41 for the second quarter of 2005 and increased to $0.86 for the six months ended June 30, 2006 as compared to $0.54 for the six months ended June 30, 2005.

Results of Operations

Reclassifications.  Certain prior-year amounts have been reclassified to conform to the 2006 presentation.

References to constant dollar results.  We report results in U.S. dollars, but we do business on a global basis.  Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. dollars and have important effects on our results.  In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms.  We believe this information facilitates a comparative view of business growth.  In the first six months of 2006, the U.S. dollar was generally stronger against other currencies as compared to the first six months of 2005, so growth at constant dollar exchange rates was generally higher than growth at actual currency exchange rates.  See “How Exchange Rates Affect Our Results” below and the discussion of “Market Risk” in the Management Discussion and Analysis section of our annual report on Form 10-K for the year ended December 31, 2005 for a more complete discussion regarding the impact of foreign currency translation on our business.

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

As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the three months ended June 30, 2006 are $12,069 lower and $8,450 lower, respectively, and for the six months ended June 30, 2006 are $21,691 lower and $15,240 lower, respectively, than if the company had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the three months ended June 30, 2006 were $0.31 and $0.30, respectively, but would have been $0.35 and $0.35, respectively, if we had not adopted SFAS 123R.  Basic and diluted earnings per share for the six months ended June 30, 2006 were $0.88 and $0.86, respectively, but would have been $0.96 and $0.94, respectively, if we had not adopted SFAS 123R.  Stock-based compensation expense was $13,199 and $24,354 before taxes during the three and six months ended June 30, 2006, respectively, and $10,890 and $19,520 before taxes during the three and six months ended June 30, 2005, respectively.  Stock-based compensation expense recognized in the results of operations for the three and six months ended June 30, 2006 was $2,309 and $4,834 higher than the proforma amount determined under the fair value-based method and disclosed in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” for the comparable prior year period, respectively.  This increase was primarily due to higher fair value amounts attributed to the more recent awards and acceleration of the vesting of restricted stock units and stock options of one employee in an advanced leadership position due to retirement.  As of June 30, 2006, approximately $25,262 of unrecognized stock compensation related to unvested restricted stock awards with a service condition (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 3.43 years.  As of June 30, 2006, approximately $2,481 of unrecognized stock compensation related to unvested restricted stock awards with performance conditions (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.01 years.  As of June 30, 2006, approximately $27,440 of unrecognized stock compensation related to unvested stock options (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.43 years.

Summary of Operating Results

	Three Months Ended June 30,		% Variance
			2006
	2006	2005	vs 2005
Operating revenue	$486,220	$433,282	12.2%
Operating costs	211,872	185,311	14.3%
Selling and administrative expenses	133,241	111,632	19.4%
Depreciation and amortization	28,765	25,642	12.2%
Merger costs	6,016	7,400	(18.7)%
Operating income	$106,326	$103,297	2.9%

	Six Months Ended June 30,		% Variance
			2006
	2006	2005	vs 2005
Operating revenue	$932,374	$844,266	10.4%
Operating costs	409,789	365,317	12.2%
Selling and administrative expenses	257,393	221,061	16.4%
Depreciation and amortization	56,114	50,319	11.5%
Merger costs	6,016	7,400	(18.7)%
Operating income	$203,062	$200,169	1.4%

Operating Income

Our operating income for the second quarter of 2006 grew 2.9% to $106,326 from $103,297 in the second quarter of 2005.  This was primarily due to the increase in our operating revenue, offset by increases in our operating costs and selling and administrative expenses driven primarily by acquisitions, increased cost of data, investments in consulting and services capabilities, and the adoption of SFAS 123R.  Our operating income increased 1.8% in constant dollar terms.  Excluding the effect of our adoption of SFAS 123R and merger costs, our operating income increased 12.4% on a reported basis and 11.4% in constant dollar terms.  Our operating income for the first six months of 2006 grew 1.4% to $203,062 from $200,169 in the first six months of 2005.  This was primarily due to the increase in our operating revenue, offset by increases in our operating costs and selling and administrative expenses driven primarily by acquisitions, increased cost of data, investments in consulting and services capabilities, and the adoption of SFAS 123R.  Our operating income increased 2.3% in constant dollar terms.  Excluding the effect of our adoption of SFAS 123R and merger costs, our operating income increased 11.2% on a reported basis and 12.0% in constant dollar terms.

Operating Revenue

Revenue in 2005 reflects a reclassification between our three business lines to conform to the 2006 presentation.

Our operating revenue for the second quarter of 2006 grew 12.2% to $486,220 from $433,282 in the second quarter of 2005. On a constant dollar basis our operating revenue growth was 12.0%.  Our operating revenue for the first six months of 2006 grew 10.4% to $932,374 from $844,266 in the first six months of 2005. On a constant dollar basis our operating revenue growth was 12.5%.  Acquisitions made during 2005 and 2006 contributed approximately 3.5 percentage points for the second quarter and 3.7 percentage points for the first six months of 2006 to both reported and constant dollar operating revenue growth.  The increase in our operating revenue resulted from growth in revenue in all three of our business lines, together with the effect of currency translation.  On a constant dollar basis, all business lines grew.

Summary of Operating Revenue

			% Variance
	Three Months Ended June 30,		2006 vs 2005
	2006	2005	Reported Rates	Constant Dollar
Sales force effectiveness	$229,996	$207,082	11.1%	10.8%
Portfolio optimization	138,552	124,584	11.2%	11.2%
Launch, brand and other	117,672	101,616	15.8%	15.5%
Operating revenue	$486,220	$433,282	12.2%	12.0%

			% Variance
	Six Months Ended June 30,		2006 vs 2005
	2006	2005	Reported Rates	Constant Dollar
Sales force effectiveness	$444,133	$407,055	9.1%	11.0%
Portfolio optimization	268,363	251,332	6.8%	9.0%
Launch, brand and other	219,878	185,879	18.3%	20.5%
Operating revenue	$932,374	$844,266	10.4%	12.5%

•                  Sales Force Effectiveness revenue grew primarily due to our core information assets in the US and continued growth of our DDD offering in Japan.

•                  Portfolio Optimization revenue grew primarily due to strong demand for certain of our core products including MIDAS Quantum.

•                  Launch, Brand Management and Other product lines revenue grew primarily due to our Launch and Brand management offerings and strong acceptance of our Managed Care offerings in the Americas.

•                  Consulting and services revenue, as included in the business lines above, was $92,521 in the second quarter of 2006, up 46.5% from $63,161 in the second quarter of 2005 (up 45.7% on a constant-dollar basis).  Consulting and services revenue was $161,540 in the first six months of 2006, up 36.9% from $117,979 in the first six months of 2005 (up 38.8% on a constant-dollar basis).  Approximately one-third of the consulting and services revenue growth for the second quarter of 2006 and one-half of the consulting and services revenue growth for the first six months of 2006 was attributable to acquisitions completed during 2006 and 2005.

Operating Costs

Our operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of our consulting and services offerings.  Our operating costs grew 14.3% to $211,872 in the second quarter of 2006, from $185,311 in the second quarter of 2005.  The increase in our operating costs was primarily due to operating costs of acquired businesses, increases in costs related to consulting and services, increased cost of data, and the adoption of SFAS 123R.  SFAS 123R increased our operating costs by $1,877 and foreign currency translation decreased our operating costs by approximately $300 for the second quarter of 2006.  Excluding the effect of these two items, our operating costs grew 13.5% in the second quarter of 2006 as compared to the second quarter of 2005.  Our operating costs grew 12.2% to $409,789 in the first six months of 2006, from $365,317 in the first six months of 2005.  The increase in our operating costs was primarily due to operating costs of acquired businesses, increased cost of data, increases in costs related to consulting and services, and the adoption of SFAS 123R partially offset by the effect of foreign currency translations.  SFAS 123R increased our operating costs by $3,283 and foreign currency translation decreased our operating costs by approximately $9,500 for the second quarter of 2006.  Excluding the effect of these two items, our operating costs grew 13.9% in the first six months of 2006 as compared to the first six months of 2005.

Our operating costs generally have increased at a rate greater than operating revenues in each of the last three full fiscal years.  This increase has been due primarily to higher data costs to support revenue growth and acquisitions.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of the expenses attributable to sales, marketing, and administration, including human resources, legal, management and finance.  Our selling and administrative expenses grew 19.4% in the second quarter of 2006 to $133,241 from $111,632 in the second quarter of 2005.  Our selling and administrative expenses grew 16.4% in the first six months of 2006 to $257,393 from $221,061 in the first six months of 2005:

•                  SFAS 123R: The effect of the adoption of SFAS 123R increased our selling and administrative expenses by $10,192 and $18,408 for the second quarter and first six months of 2006 as compared to 2005, respectively (See Note 9 to our Condensed Consolidated Financial Statements (Unaudited)).

•                  Foreign Currency Translation: There was virtually no effect of foreign currency translation on our selling and administrative expenses for the second quarter of 2006 as compared to the second quarter of 2005.  The effect of foreign currency decreased our selling and administrative expenses by approximately $5,000 for the first six months of 2006 as compared to the first six months of 2005.

Excluding the effect of SFAS 123R and the change due to foreign currency translation, our selling and administrative expenses grew 10.2% and 10.4% in the second quarter and first six months of 2006, respectively, as compared to the second quarter and first six months of 2005.

•                  Sales and Marketing: Sales and marketing expense increased by approximately $4,000 and $8,000 in the second quarter and first six months of 2006, compared to the second quarter of 2005, respectively, to support revenue growth.

•                  Consulting:  Consulting and services expenses increased by approximately $8,500 and $17,500 in the second quarter and first six months of 2006 compared to the second quarter of 2005, respectively, to support the growth in this revenue stream.

Depreciation and Amortization

Our depreciation and amortization charges increased 12.2% to $28,765 in the second quarter of 2006, from $25,642 in the second quarter of 2005, and 11.5% to $56,114 in the first six months of 2006, from $50,319 in the first six months of 2005, primarily due to computer software amortization associated with new products which increased by approximately $2,500 and $5,000, and amortization of intangibles related to recent acquisitions, which increased by approximately $500 and $1,500  in the second quarter and first six months of 2006 as compared to the second quarter of 2005, respectively.

Merger Costs

During the second quarter of 2006, we incurred $6,016 of investment banker fees and expenses related to a payment received from VNU in accordance with the terms of the merger termination agreement (see Other Income, net below). During the second quarter of 2005, we incurred $7,400 of costs in connection with the terminated merger with VNU primarily for professional fees.  See Note 17 to our Condensed Consolidated Financial Statements (Unaudited).

Trends in our Operating Margins

Our operating margin for the second quarter of 2006 was 21.9%, as compared to 23.8% in the second quarter of 2005.  The decrease in our operating margins for the second quarter of 2006 is primarily due to the adoption of SFAS 123R and costs related to the terminated merger with VNU.  Excluding the effect of SFAS 123R and merger costs, our operating margin would have been relatively flat at 25.6% in the second quarter of 2006 compared to 25.5% in the second quarter of 2005.  Our operating margin for the first six months of 2006 was 21.8%, as compared to 23.7% in the first six months of 2005.  The decrease in our operating margins for the first six months of 2006 is primarily due to the adoption of SFAS 123R and costs related to the terminated merger with VNU.  Excluding the effect of SFAS 123R and merger costs, our operating margin would have been relatively flat at 24.8% in the first six months of 2006 compared to 24.6% in the first six months of 2005.

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

Excluding the effect of SFAS 123R, our operating margin stabilized during the second quarter and first six months of 2006.  Operating margins are likely to decline throughout 2006 as a result of our adoption of SFAS 123R.

Non-Operating Income, net

Our non-operating income, net increased to $27,959 in the second quarter of 2006 from income of $3,733 in the second quarter of 2005.  Our non-operating income, net increased to $25,488 in the first six months of 2006 from income of $11,867 in the first six months of 2005.  The increase in our non-operating income, net was primarily due to the following factors:

•                  Interest Expense, net: Net interest expense was $8,976 and $15,892 for the second quarter and first six months of 2006, respectively, compared with $4,607 and $8,405 for the second quarter and first six months of 2005, respectively, primarily due to both higher debt levels and interest rates.

•                  Gains (Losses) from Investments, net: We had gains from investments of $75 during the second quarter of 2006, primarily as a result of gains within the Enterprise portfolio partially offset by fees.  We had losses from investments of $299 during the second quarter of 2005, primarily as a result of fees within the Enterprise portfolio.  We had gains from investments of $2,748 during the first six months of 2006, primarily as a result of the sale of our investment in Allscripts Healthcare Solutions, Inc., offset by management fees related to our Enterprise portfolio and write-downs related to other-than-temporary declines in the value of our venture capital investments.  Gains from investments of $2,372 in the first six months of 2005 were primarily as a result of a divestiture of an interest we had in a German company.

•                  Other Income, net: Other income, net, increased by $28,221 and $20,732 for the second quarter and first six months of 2006, respectively, primarily due to the receipt of $45,000 in the second quarter from VNU as a result of the agreement to terminate the proposed merger (See Note 17 to our Condensed Consolidated Financial Statements (Unaudited)).  This income was offset by net foreign exchange losses of $7,223 and $4,532 in the second quarter and first six months of 2006, respectively, compared with net foreign exchange gains of $9,596 and $20,832 in the second quarter and first six months of 2005, respectively.

Taxes

For the three months ended June 30, 2006, our effective tax rate was primarily impacted by approximately $21,400 of tax expense related to a reorganization of several of our subsidiaries.  For the six months ended June 30, 2006, our effective tax rate was reduced primarily due to a favorable U.S. partnership audit settlement of approximately $69,200 for the tax years 1998 through 2003 and a favorable U.S. audit settlement of approximately $17,600 for the tax years 2000 through 2003.  Also in the first half of 2006, approximately $21,400 of tax expense was recorded related to a reorganization of several of our subsidiaries.  Further, approximately $24,800 of tax expense was recorded primarily in the first quarter of 2006 related to disputes between the Company and NMR, on the one hand, and Donnelley and certain of its former affiliates on the other hand, as to proper interpretation of, and allocation of tax liabilities under, the 1996 Spin-Off agreements (See Note 8 to our Condensed Consolidated Financial Statements (Unaudited)).

For the six months ended June 30, 2005, our effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement of approximately $29,300.  For the six months ended June 30, 2005, the effective tax rate was also impacted by $42,800 of tax expense related to the decision  to repatriate approximately $647,000 of foreign earnings back to the U.S. during 2005 under the American Jobs Creation Act of 2004 (“AJCA”).  In the first quarter of 2005, $67,100 of tax expense was recorded related to the AJCA, of which $24,300 was reversed in the second quarter of 2005 primarily as a result of a technical correction passed by Congress to the AJCA.

For all periods presented, our effective tax rate was reduced as a result of global tax planning initiatives.  While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate.

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which we operate for the three and six months ended June 30, 2006 and 2005:

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended June 30, 2006:
Operating Revenue (4)	$218,566	$202,944	$64,710	—	$486,220
Operating Income (Loss) (5)	$72,523	$34,631	$27,354	$(28,182)	$106,326
Six months ended June 30, 2006:
Operating Revenue (4)	$425,645	$377,796	$128,933	—	$932,374
Operating Income (Loss) (5)	$145,797	$52,640	$54,953	$(50,328)	$203,062
Three months ended June 30, 2005:
Operating Revenue (4)	$189,027	$186,734	$57,521	—	$433,282
Operating Income (Loss) (5)	$70,880	$30,747	$25,671	$(24,001)	$103,297
Six months ended June 30, 2005:
Operating Revenue (4)	$365,577	$362,340	$116,349	—	$844,266
Operating Income (Loss) (5)	$136,283	$48,819	$53,946	$(38,879)	$200,169

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

Americas Region

Operating revenue growth in the Americas region was 15.6% and 16.4% in the second quarter and first six months of 2006, respectively, compared to the second quarter and first six months of 2005.  Excluding the effect of foreign currency translations, operating revenue grew 14.4% and 15.3%, respectively, primarily due to strong performance in consulting and services within the launch and brand management, managed care and other business lines and continued overall strength of the sales force effectiveness business line, as well as acquisitions.

Operating income in the Americas region grew 2.3% and 7.0% in the second quarter and first six months of 2006, respectively, compared to the second quarter and first six months of 2005.  The operating income growth reflects revenue growth in the region and foreign currency translations, partially offset by the adoption of SFAS 123R, increased cost of data, investment in consulting capabilities, and costs associated with acquisitions.  Excluding the effect of foreign currency translations, operating income grew by 1.1% and 5.9%, respectively.  Excluding the effect of SFAS 123R, after adjusting for currency, operating income grew 6.2% and 8.5%, respectively, in the Americas region.

Europe Region

Operating revenue increased in the Europe region by 8.7% and 4.3% in the second quarter and first six months of 2006, compared to the second quarter and first six months of 2005.  Excluding the effect of foreign currency translations, operating revenue grew 8.2% and 8.1%, respectively, primarily due to the strong performance of our SFE and Launch and Brand Management offerings and growth in of our portfolio optimization information sales.

Operating income in the Europe region increased by 12.6% and 7.8% in the second quarter and first six months of 2006, respectively, compared to the second quarter and first six months of 2005.  Excluding the effect of foreign currency translations, operating income grew by 8.2% and 7.9%, respectively.  Excluding the effect of SFAS 123R, after adjusting for currency, operating income grew 20.4% and 15.6%, respectively, in the Europe region, primarily due to increased revenue and a decrease in our production costs as a result of the fourth quarter 2004 severance actions.

Asia Pacific Region

Operating revenue in the Asia Pacific region increased 12.5% and 10.8%, respectively, in the second quarter and first six months of 2006, compared to the second quarter and first six months of 2005, primarily due to our sales force effectiveness offering in Japan and consulting and services in the rest of the region, partially offset by foreign currency translations.  Excluding the effect of foreign currency translations, operating revenue grew 16.6% and 16.9%, respectively.

Operating income in the Asia Pacific region increased by 6.6% and 1.9% in the second quarter and first six months of 2006, respectively, compared to the second quarter and first six months of 2005, primarily due to foreign currency translations and the adoption of SFAS 123R.  Excluding the effect of foreign currency translations, operating income grew by 11.0% and 8.2%, respectively.  Excluding the effect of SFAS 123R, after adjusting for currency, operating income grew by 13.8% and 9.6% in the Asia Pacific region, primarily due to increased revenue offset by increased costs related to data and production support and investments in consulting capabilities.

How Exchange Rates Affect Our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results.  We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations.  In 2006, foreign currency translation increased U.S. dollar revenue growth by approximately 0.2 percentage points in the second quarter of 2006 and decreased U.S. dollar revenue growth by approximately 2.0 percentage points in the first six months of 2006, while the impact on operating income growth was an approximate increase of 1.1 percentage points in the second quarter of 2006 and an approximate decrease of 0.8 percentage points in the first six months of 2006.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Swiss Franc.  Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are charged or credited to Cumulative translation adjustment in the Condensed Consolidated Statements of Financial Position (Unaudited).  The effect of exchange rate changes during the first six months of 2006 increased the U.S. dollar amount of Cash and cash equivalents by $363.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $212,579 during the first six months of 2006 to $150,364 at June 30, 2006 compared to $362,943 at December 31, 2005.  The decrease reflects cash provided by operating activities of $108,083, offset by cash used in investing activities of $75,346 and financing activities of $245,679.

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

•                  acquisitions;

•                  share repurchases, including an estimated payment of approximately $18,000 as final settlement of our current accelerated share repurchase program (“ASR”) (see Note 13 to our Condensed Consolidated Financial Statements (Unaudited));

•                  dividends to our shareholders (we expect 2006 dividends will be $0.12 per share or approximately $24,000);

•                  payments for tax-related matters, including the D&B Legacy Tax Matters discussed further in Note 8 to our Condensed Consolidated Financial Statements (Unaudited).  Payments for certain of the D&B Legacy Tax Matters could be up to approximately $43,500 prior to June 30, 2007; and

•                  pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $7,300 in 2006, in addition to approximately $10,500 paid in January 2006).

Net cash provided by operating activities amounted to $108,083 for the six months ended June 30, 2006, an increase of cash provided of $42,170 over the comparable period in 2005.  The increase relates primarily to higher net income and lower funding of prepaid expenses and accrued and other current liabilities during the six months ended June 30, 2006.

Net cash used in investing activities amounted to $75,346 for the six months ended June 30, 2006, a decrease in cash used of $11,625 over the comparable period in 2005.  The decrease relates primarily to lower payments for acquisitions during the first six months of 2006 as compared to the first six months of 2005, partially offset by proceeds from the sale of our investment in TriZetto during the first quarter of 2005 (see Note 7 of the Condensed Consolidated Financial Statements (Unaudited)), higher capital expenditures and computer software additions, and a reduction in short-term marketable security investments.

Net cash used in financing activities amounted to $245,679 for the six months ended June 30, 2006, an increase of $230,927 over the comparable period in 2005.  This increase in cash used was primarily due to an increase of $580,619 in purchases of our stock during the first six months of 2006 compared to the first six months of 2005, partially offset by an increase of $354,710 in related debt during the first six months of 2006 compared to the first six months of 2005.  Refer to the Stock Repurchase Programs and Debt sections for further information on our variance between the first six months of 2006 and 2005.

Our financing activities include cash dividends we paid of $0.03 and $0.02 per share quarterly for 2006 and 2005, respectively, which amounted to $12,142 and $9,119 during the first six months of 2006 and 2005, respectively.  The payments and level of cash dividends made by us are subject to the discretion of our Board of Directors.  Any future dividends, other than the $0.03 per share dividend for the third quarter of 2006, which was declared by our Board of Directors in July 2006, will be based on, and affected by, a number of factors, including our operating results and financial requirements.

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

Tax and Other Contingencies

We are exposed to certain known tax and other contingencies that are material to our investors.  The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Note 8 to our Condensed Consolidated Financial Statements (Unaudited) for the period ended June 30, 2006.  We do not know of any material tax or other contingencies, other than those described in Note 8 to our Condensed Consolidated Financial Statements (Unaudited).

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

On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares.  As of June 30, 2006, 11,374 shares remained available for repurchase under the January 2006 program.

On November 16, 2005, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in February 2006 at a total cost to date of $251,620.  The final total cost will be determined upon completion of the ASR settlement period as described below.

On December 14, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in January 2006 at a total cost of $242,680.

On February 10, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in January 2005 at a total cost of $232,770.

During the first half of 2006, we repurchased 29,000 shares of outstanding Common Stock under these programs at a total cost of $728,564, including the repurchase of 25,000 shares on January 30, 2006 pursuant to an ASR.  The ASR agreement provides for the final settlement of the contract in either cash or additional shares of our Common Stock at our sole discretion.  Our final settlement amount will increase (decrease) based on an increase (decrease) in our share price over the settlement period, and will occur no later than August 7, 2006.  We currently estimate a payment of approximately $18,000 as final settlement, which will be recorded as an additional cost to purchase treasury stock.

During 2005, we repurchased approximately 10,213 shares of outstanding Common Stock under these programs at a total cost of $246,507.

Shares acquired through our repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, with the exception of purchases pursuant to the ASR.

Under our Restated Certificate of Incorporation as amended, we have authority to issue 820,000 shares with a par value of $.01 per share of which 800,000 represent shares of Common Stock, 10,000 represent shares of preferred stock and 10,000 represent shares of Series Common Stock.  The preferred and series Common Stock can be issued with varying terms, as determined by the Board of Directors.

Debt

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility.  At June 30, 2006, our debt totaled $1,050,533, and management does not believe that this level of debt poses a material risk to us due to the following factors:

•                  in each of the last three years, we have generated strong net cash provided by operating activities in excess of $300,000;

•                  at June 30, 2006, we had $150,364 in worldwide cash and cash equivalents;

•                  at June 30, 2006, we had $291,632 of unused debt capacity under our existing bank credit facilities; and

•                  we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

The following table summarizes our long-term debt at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
4.6% Private Placement Note, principal payment of $150,000 due January 2008, net of interest rate swaps of $(3,630) and $(2,710), respectively	$146,370	$147,290

5.55% Private Placement Notes, principal payment of $150,000 due April 2016	$150,000	—

1.70% Private Placement Note, principal payment of 34,395,000 Japanese Yen due January 2013	$295,795	—

Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 0.50%	$79,807	371,924
Swiss Franc denominated borrowings at average floating rates of approximately 1.76%	$99,361	92,217
U.S. Dollar denominated borrowings at average floating rates of approximately 5.53%	$229,200	—

Bank Term Loan, principal payment of $50,000 due June, 2009 at average floating rate of approximately 5.70%	$50,000	—

Total Long-Term Debt	$1,050,533	$611,431

In June 2006, we closed a $50,000 three year term loan with a bank.  The term loan allows us to borrow at a floating rate with a lower borrowing margin than our revolving credit facility, and provides us with an option to extend the term up to an additional two years.  We used the proceeds to refinance existing debt borrowed under the revolving credit facility.

In April 2006, we closed a private placement transaction pursuant to which we issued $150,000 of ten-year notes to two highly rated insurance companies at a fixed rate of 5.55%.  We used the proceeds to refinance existing debt of $150,000 drawn under a short term credit agreement with a bank in January 2006.

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

Total borrowings under these existing lines were $408,368 and $464,141 at June 30, 2006 and December 31, 2005, respectively, all of which were classified as long-term.  We define long-term lines as those where the lines are non-cancelable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Amended and Restated Facility are LIBOR plus 40 basis points and can vary based on our Debt to EBITDA ratio.  The weighted average interest rates for our lines were 3.66% and 0.62% at June 30, 2006 and December 31, 2005, respectively.  In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.1%.  At June 30, 2006, we had approximately $291,632 available under our existing bank credit facilities. In July 2006, we entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks replacing our existing $700,000 revolving credit facility.  The terms of the new facility extended the maturity date to July 2011, reduced borrowing margins, increased subsidiary borrowing limits and changed certain covenants.  We used the proceeds to refinance existing debt.

In January 2003, we closed a private placement transaction pursuant to which we issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  We used the proceeds to pay down short-term debt.  We also swapped $100,000 of our fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  We accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  We determined the fair values based on estimated prices quoted by financial institutions.  The fair values of these swaps were $(3,630) and $(2,710) as of June 30, 2006 and December 31, 2005, respectively.

In March and April 2002, we entered into interest rate swaps on a portion of our variable rate debt portfolio.  These swaps matured in March 2005 and April 2006.  We accounted for the interest rate swaps as cash flow hedges and recorded any changes in fair value in Other Comprehensive Income.  We determined the fair values based on estimated prices quoted by financial institutions.  The fair values of these swaps were $(100) as of December 31, 2005.

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements, the  private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At June 30, 2006, we were in compliance with these financial debt covenants.

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

All of the 2004 fourth quarter charge will be settled in cash.  Substantially all termination actions under this plan were completed by June 30, 2006.

Severance Related Reserves
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(24,052)
2006 utilization	(9,673)
Balance at June 30, 2006	$2,713

We currently expect that a substantial portion of the cash outlays relating to the 2004 fourth quarter charge will be applied against the remaining June 30, 2006 balance during the remainder of 2006.

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

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.”  This statement clarifies the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to beneficial interests in securitized financial assets and improves the consistency of accounting for similar financial instruments. This statement also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We are currently evaluating this statement to determine any potential impact that it may have on our financial results.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” This statement amends SFAS 140 and clarifies the accounting for, measurement of, and disclosure of servicing assets and servicing liabilities.  This statement should be adopted as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, but earlier adoption is permitted.  We are currently evaluating this statement to determine any potential impact that it may have on our financial results.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted.  We are currently evaluating this interpretation to determine any potential impact that it may have on our financial results.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that, in our opinion, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “project,” “estimate,” “will,” “may,” “should,” “future,” “predicts,” “potential,” “continue” and similar expressions identify these forward-looking statements, which appear in a number of places in this Quarterly Report and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, foreign currency conversion and all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers.  Investors are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements.  These risks and uncertainties include, but are not limited to:

•                  risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks — we derived approximately 64% of our operating revenue in 2005 from non-U.S. operations;

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

•                  regulatory, legislative and enforcement initiatives to which we are or may become subject, relating particularly to tax and to patient privacy and the collection and dissemination of data and specifically, the use of anonymized patient-specific information and prescriber information, which we anticipate to be an increasingly important tool in the design, development and marketing of pharmaceuticals;

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

Consequently, all of the forward-looking statements we make in this document are qualified by the information contained herein, including, but not limited to, the information contained under this heading and our Condensed Consolidated Financial Statements (Unaudited) and notes thereto for the three and six months ended June 30, 2006 and by the material set forth under the headings “Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.  We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of June 30, 2006 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs(1)

April 1-30, 2006	—	—	—	11,374,200
May 1-31, 2006	—	—	—	11,374,200
June 1-30, 2006	—	—	—	11,374,200
Total				11,374,200

(1)                In January 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000,000 shares.  As of June 30, 2006, 11,374,200 shares remained available for repurchase under the January 2006 program.  Unless terminated earlier by resolution of the Company’s Board of Directors, this program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  See Note 13 of our Notes to Condensed Consolidated Financial Statements (Unaudited) for further details.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of IMS Health Incorporated was held on May 5, 2006.

The following nominees for director named in the Proxy Statement dated March 24, 2006 were elected at the Meeting for a three-year term expiring in 2009 by the votes indicated:

	For	Withheld
John P. Imlay, Jr.	167,742,091	3,819,873
Robert J. Kamerschen	157,641,659	13,920,394
H. Eugene Lockhart	161,908,315	9,653,738

The following directors continue to serve terms expiring in 2007: James D. Edwards and William C. Van Faasen.  The following directors continue to serve terms expiring in 2008: David R. Carlucci, Constantine L. Clemente, Kathryn E. Giusti and M. Bernard Puckett.

The appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm was approved by the following vote:

	For	Against	Abstain
Number of Shares	168,705,091	1,486,639	1,370,322

The Shareholder Proposal regarding the approval of the amendment and restatement of the 1998 IMS Health Incorporated Employees’ Stock Incentive Plan was approved by the following vote:

	For	Against	Abstain	Broker Non-Votes
Number of Shares	92,510,987	44,673,431	1,678,529	32,699,106

The Shareholder Proposal regarding the Shareholder Rights Plan was not approved by the following vote:

	For	Against	Abstain	Broker Non-Votes
Number of Shares	25,867,257	110,988,537	1,934,109	32,772,110

PART II.  OTHER INFORMATION (continued)

Item 6.  Exhibits

(a)                           Exhibits:

Exhibit Number	Description of Exhibits
10.1

Summary Sheet for Non-Employee Director Remuneration as in effect at April 18, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 5, 2006).

10.2

Master Note Purchase Agreement, dated April 27, 2006, among IMS Health Incorporated, The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Metropolitan Life Insurance Company, MetLife Investors Insurance Company, MetLife Investors USA Insurance Company, and The Travelers Life and Annuity Reinsurance Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 2, 2006).

10.3

1998 IMS Health Incorporated Employees’ Stock Incentive Plan (As amended and restated effective May 5, 2006) (incorporated by reference to Appendix B to the IMS Health Incorporated Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Shareholders, File No. 001-14049).

10.4

$50,000,000 Credit Agreement between IMS Health Incorporated and Fortis Capital Corp., dated as of June 27, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 30, 2006).

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

IMS Health Incorporated

By:	/s/ Nancy E. Cooper
Date: August 4, 2006	Nancy E. Cooper
Senior Vice President and
Chief Financial Officer
(principal financial officer)
/s/ Leslye G. Katz
Date: August 4, 2006	Leslye G. Katz
Vice President, Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1

Summary Sheet for Non-Employee Director Remuneration as in effect at April 18, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 5, 2006).

10.2

Master Note Purchase Agreement, dated April 27, 2006, among IMS Health Incorporated, The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Metropolitan Life Insurance Company, MetLife Investors Insurance Company, MetLife Investors USA Insurance Company, and The Travelers Life and Annuity Reinsurance Company (incorporated by reference to Exhibit 99.1 to the  Company’s Current Report on Form 8-K, filed on May 2, 2006).

10.3

1998 IMS Health Incorporated Employees’ Stock Incentive Plan (As amended and restated effective May 5, 2006) (incorporated by reference to Appendix B to the IMS Health Incorporated Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Shareholders, File No. 001-14049).

10.4

$50,000,000 Credit Agreement between IMS Health Incorporated and Fortis Capital Corp., dated as of June 27, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 30, 2006).

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002