Form 10-Q
period 2006-09-30
IMS HEALTH INC
filed 2006-11-03
CIK 1058083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-14049

IMS Health Incorporated
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	06-1506026
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.  At September 30, 2006, there were 198,439,909 shares of IMS Health Incorporated Common Stock, $0.01 par value, outstanding.

IMS HEALTH INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of September 30, 2006	As of December 31, 2005
Assets:
Current Assets:
Cash and cash equivalents	$147,712	$362,943
Accounts receivable, net of allowances of $6,448and $7,629 in 2006 and 2005, respectively	324,331	297,302
Other current assets	173,098	160,765
Total Current Assets	645,141	821,010
Securities and other investments	5,893	6,037
Property, plant and equipment, net of accumulated depreciation of $198,737 and $180,576 in 2006 and 2005, respectively	155,642	148,586
Computer software	247,336	241,298
Goodwill	499,952	457,006
Other assets	329,032	299,083
Total Assets	$1,882,996	$1,973,020
Liabilities, Minority Interests and Shareholders’ (Deficit) Equity:
Current Liabilities:
Accounts payable	$53,007	$71,737
Accrued and other current liabilities	222,329	231,475
Accrued income taxes	82,648	114,325
Short-term deferred tax liability	11,497	8,627
Deferred revenues	117,460	122,884
Total Current Liabilities	486,941	549,048
Postretirement and postemployment benefits	114,887	110,782
Long-term debt (Note 10)	1,105,240	611,431
Other liabilities	154,117	186,839
Total Liabilities	$1,861,185	$1,458,100
Commitments and Contingencies (Note 8)
Minority Interests	$100,229	$99,865
Shareholders’ (Deficit) Equity:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares in 2006 and 2005, respectively	$3,350	$3,350
Capital in excess of par	490,593	468,299
Retained earnings	2,553,517	2,321,765
Treasury stock, at cost, 136,605 and 107,075 shares in 2006 and 2005, respectively	(3,095,995)	(2,315,404)
Cumulative translation adjustment	1,454	(31,521)
Minimum pension liability adjustment, net of taxesof $14,484 in 2006 and 2005, respectively	(31,408)	(31,408)
Unrealized gain (loss) on changes in fair value of cash flow hedges, net of tax	6	(59)
Unrealized gain on investments, net of tax	65	33
Total Shareholders’ (Deficit) Equity	$(78,418)	$415,055
Total Liabilities, Minority Interests and Shareholders’ (Deficit) Equity	$1,882,996	$1,973,020

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended September 30,
	2006	2005

Operating Revenue	$482,706	$432,796

Operating costs (exclusive of Depreciation and amortization shown separately below)	209,178	195,484
Selling and administrative expenses	129,144	100,268
Depreciation and amortization	28,995	26,339
Merger costs (Note 17)	—	8,474
Operating Income	115,389	102,231
Interest income	1,322	2,448
Interest expense	(10,623)	(7,140)
(Losses) gains from investments, net	(305)	252
Other (expense) income, net	(425)	7,655
Non-Operating (Loss) Income, Net	(10,031)	3,215
Income before provision for income taxes	105,358	105,446
Provision for income taxes (Note 12)	(36,094)	(34,306)
Net Income	$69,264	$71,140

Basic Earnings Per Share of Common Stock	$0.34	$0.31
Diluted Earnings Per Share of Common Stock	$0.34	$0.30
Weighted average number of shares outstanding — Basic	200,900	229,945
Dilutive effect of shares issuable as of period-end under Stock-based compensation plans and other	3,702	4,090
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	340	600
Weighted Average Number of Shares Outstanding — Diluted	204,942	234,635

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Nine Months Ended September 30,
	2006	2005

Operating Revenue	$1,415,080	$1,277,062

Operating costs (exclusive of Depreciation and amortization shown separately below)	618,967	560,801
Selling and administrative expenses	386,537	321,329
Depreciation and amortization	85,109	76,658
Merger costs (Note 17)	6,016	15,874
Operating Income	318,451	302,400
Interest income	4,077	7,195
Interest expense	(29,270)	(20,292)
Gains from investments, net	2,443	2,624
Other income, net	38,207	25,555
Non-Operating Income, Net	15,457	15,082
Income before provision for income taxes	333,908	317,482
Provision for income taxes (Note 12)	(83,864)	(122,820)
Net Income	$250,044	194,662

Basic Earnings Per Share of Common Stock	$1.23	$0.85
Diluted Earnings Per Share of Common Stock	$1.20	$0.84
Weighted average number of shares outstanding — Basic	203,610	227,901
Dilutive effect of shares issuable as of period-end under stock-based compensation plans and other	3,100	2,999
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	807	1,234
Weighted Average Number of Shares Outstanding — Diluted	207,517	232,134

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$250,044	$194,662
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	85,109	76,658
Bad debt expense	444	2,552
Deferred income taxes	(8,375)	8,559
Gains from investments, net	(2,443)	(2,624)
Minority interests in net income of consolidated companies	2,645	2,525
Non-cash stock-based compensation charges	32,987	3,511
Excess tax benefits from stock-based compensation	(4,262)	—
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in restricted cash	—	(105,404)
Net increase in accounts receivable	(25,577)	(11,383)
Net (increase) decrease in inventory	(3,898)	5,037
Net increase in prepaid expenses and other current assets	(4,433)	(37,098)
Net decrease in accounts payable	(19,945)	(11,089)
Net decrease in accrued and other current liabilities	(1,341)	(11,957)
Net decrease in accrued severance, impairment and other charges	(13,907)	(25,034)
Net decrease in deferred revenues	(8,144)	(15,293)
Net decrease in accrued income taxes	(68,643)	(11,369)
Net increase in pension assets (net of liabilities)	(13,296)	(2,332)
Net (increase) decrease in other long-term assets (net of other long-term liabilities)	(366)	2,402
Net tax benefit on stock-based compensation	10,182	13,450
Net Cash Provided by Operating Activities	206,781	75,773
Cash Flows Used in Investing Activities:
Capital expenditures	(18,472)	(13,384)
Additions to computer software	(58,254)	(60,724)
Proceeds from sale of TriZetto	—	37,414
Investments in short-term marketable securities	—	15,351
Payments for acquisitions of businesses, net of cash acquired	(42,113)	(191,840)
Funding of venture capital investments	(1,400)	(1,000)
Other investing activities, net	(642)	2,398
Net Cash Used in Investing Activities	(120,881)	(211,785)
Cash Flows Used in Financing Activities:
Net increase (decrease) in revolving credit facility and other	125	(53,602)
Proceeds from short-term credit agreement, bank term loan and private placement notes	650,000	—
Repayment of short-term credit agreement	(150,000)	—
Payments for purchase of treasury stock	(880,407)	(147,945)
Proceeds from exercise of stock options	77,364	162,310
Excess tax benefits from stock-based compensation	4,262	—
Dividends paid	(18,292)	(13,734)
Proceeds from employee stock purchase plan	2,942	2,391
Increase in cash overdrafts	14,235	3,976
Payments to minority interests and other financing activities	(2,281)	(2,418)
Net Cash Used in Financing Activities	(302,052)	(49,022)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	921	(13,670)
Decrease in Cash and Cash Equivalents	(215,231)	(198,704)
Cash and Cash Equivalents, Beginning of Period	362,943	444,903
Cash and Cash Equivalents, End of Period	$147,712	$246,199

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating this statement to determine any potential impact that it may have on its financial results.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. This statement amends and clarifies the financial accounting and reporting guidance for defined benefit pension and other postretirement plans.  Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income (AOCI), a component of shareholders’ equity, net of tax effects. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company’s fiscal year end.  SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Since the Company already utilizes a fiscal year end measurement date, this particular provision does not affect the financial statements. Based on the Company’s financial statements as of December 31, 2005, the adoption of SFAS 158 would have reduced Shareholders’ Equity (within AOCI) by approximately $34,000, increased the Postretirement and Postemployment benefit liability by approximately $50,000, decreased the intangible asset (within Other Assets) by approximately $1,000 and increased the long-term deferred tax asset (within Other Assets) by approximately $17,000.  SFAS 158 does not affect the results of operations.

At this time, the Company is unable to estimate the effect of SFAS 158 on its financial position upon adoption at December 31, 2006. This will be determined once the actuarial and plan asset calculations are performed which are dependent on, among other things, the year-end discount rate and fair value of plan assets, which are not known until after December 31, 2006.

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements (Unaudited) as of and for the three and nine months ended September 30, 2006, respectively, reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements (Unaudited) for prior periods have not been retrospectively adjusted to reflect, and do not include, the impact of SFAS 123R. See Note 9 for additional information.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Income (Unaudited) for the first nine months of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.   Prior to the adoption of SFAS 123R, the Company used the straight-line method of attributing the value of stock-based compensation and continued to use that method after the adoption.  As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income (Unaudited) for the first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for estimated forfeitures for stock option grants and for forfeitures as they occurred for restricted stock grants.  The Company’s method of valuation for share-based awards granted after January 1, 2006 is the Black-Scholes option-pricing model, which was also previously used for the Company’s pro forma information required under SFAS 123. See Note 9 for additional information.

Computation of Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and restricted stock units.

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

Note 5.   Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach.  During the nine months ended September 30, 2006, the Company completed three acquisitions for an aggregate cost of approximately $24,500. These acquisitions were Läkemedelsstatistik AB (Sweden), Health Outcomes Research Europe, S.L. (Spain) and Genexis Servicos de Informacao Ltda. (Brazil).  These acquisitions were accounted for under the purchase method of accounting.  The aggregate purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing date.  The purchase price allocations will be finalized after the completion of the valuation of certain assets and liabilities.  Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company’s financial position and results of operations.  The Condensed Consolidated Financial Statements (Unaudited) include the results of these acquired companies subsequent to the closing of these acquisitions.  Had these acquisitions occurred as of January 1, 2006 or 2005, the impact on the Company’s results of operations would not have been significant.  Goodwill of approximately $18,388 was recorded in connection with these acquisitions, of which none is deductible for tax purposes.

During the nine months ended September 30, 2005, the Company completed nine acquisitions for an aggregate cost of approximately $151,000.  These acquisitions were Taskarena Software Engineering GmbH (Germany), SAI Healthcare (U.S.), Synchronous Knowledge, Inc. (U.S.), M-Tag (Australia and UK), Fricke & Pirk (Germany), BASS (Korea), Areks (France, Japan, Switzerland and U.S.), Pharmetrics (U.S.) and Envision (U.S.) and were accounted for under the purchase method of accounting.  The aggregate purchase price had been allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing date.  The Company finalized the purchase price allocations for these acquisitions prior to the end of the third quarter of 2006, which did not have a material impact on the Company’s financial position and results of operations.  The Condensed Consolidated Financial Statements (Unaudited) include the results of these acquired companies subsequent to the closing of the acquisitions.  Had each of these acquisitions occurred as of January 1, 2005 or 2004, the impact on the Company’s results of operations would not have been significant.  Goodwill of approximately $112,301 was recorded in connection with these acquisitions.  For tax purposes, approximately $45,700 of goodwill is deductible in connection with these acquisitions.

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

Note 6.   Goodwill and Intangible Assets

During the first nine months of 2006, the Company recorded additional goodwill of approximately $24,972 related primarily to the preliminary allocation of purchase price for the three acquisitions completed during the first nine months of 2006 and also to earn-out agreements for acquisitions completed prior to 2006 (see Note 8).  During the nine months ended September 30, 2005, the Company recorded additional goodwill of approximately $148,508 related primarily to the acquisition of the remaining 50% of IHA in January 2005, the preliminary allocation of purchase price for the nine acquisitions completed in the first nine months of 2005 (see Note 5) and payments on earn-out agreements for acquisitions completed prior to 2005.

All of the Company’s other acquired intangibles are subject to amortization.  Intangible asset amortization expense was $4,286 and $12,870 during the three and nine months ended September 30, 2006, respectively and $5,038 and $13,333 during the three and nine months ended September 30, 2005, respectively. At September 30, 2006, intangible assets were primarily composed of customer relationships, databases and trade names (included in Other assets) and computer software.  The gross carrying amounts and related accumulated amortization of these intangibles were $136,231 and $56,599, respectively, at September 30, 2006 and $131,338 and $41,978, respectively, at December 31, 2005.  These intangibles are amortized over periods ranging from two to twenty years.  As of September 30, 2006, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted Average Amortization (Years) Period
Customer Relationships	10.1
Computer Software and Algorithms	7.0
Databases	4.7
Trade Names	4.4
Other	3.9
Weighted average	8.8

Based on current estimated useful lives, amortization expense associated with intangible assets at September 30, 2006 is estimated to be approximately $4,400 for the remaining quarter in 2006.  Thereafter, annual amortization expense associated with intangible assets is estimated to be as follows:

Year Ended December 31,	Amortization Expense
2007	$14,578
2008	13,058
2009	11,020
2010	7,927
2011	6,629
Thereafter	$21,994

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

In connection with the agreements (the “LLC Agreements”) governing the relationship among the Company and two of its subsidiaries and two third-party investors with respect to IMS Health Licensing Associates, L.L.C., the Company also entered into a guaranty agreement.  Under the terms of this guaranty agreement, the Company guarantees in favor of the third-party investors the performance of the Company’s subsidiaries under the LLC Agreements and agrees to indemnify and hold harmless the third-party investors against damages, including specified delay damages, the third-party investors may suffer as a result of failures to perform under the LLC Agreements by the Company and its subsidiaries.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending tax and legal proceedings, claims and litigation will not have a material effect on the Company’s results of operations, cash flows or financial position, with the possible exception of the matters described below.

D&B Legacy and Related Tax Matters

Sharing Disputes.   In 1996 the company then known as The Dun & Bradstreet Corporation (“D&B”) and now known as R.H. Donnelley (“Donnelley”) separated into three public companies by spinning-off ACNielsen Corporation (“ACNielsen”) and the company then known as Cognizant Corporation (“Cognizant”) and now known as Nielsen Media Research, Inc. (“NMR”) (the “1996 Spin-Off”).  The agreements effecting the 1996 Spin-Off allocated tax-related liability with respect to certain prior business transactions (the “Legacy Tax Controversies”) between D&B and Cognizant.  The D&B portion of such liability is now shared among Donnelley and certain of its former affiliates (the “Donnelley Parties”), and the Cognizant portion of such liability is shared between NMR and the Company pursuant to the agreements effecting Cognizant’s spin-off of the Company in 1998 (the “1998 Spin-Off”).

The underlying tax controversies with the Internal Revenue Service (the “IRS”) have substantially all been resolved and the Company paid to the IRS the amounts that it believed were due and owing.  In the first quarter of 2006, Donnelley indicated that it disputed the amounts contributed by the Company toward the resolution of these matters based on the Donnelley Parties’ interpretation of the allocation of liability under the 1996 Spin-Off agreements.  The Donnelley Parties on the one hand, and NMR and the Company, on the other hand, have attempted to resolve these disputes through negotiation.  The 1996 Spin-Off agreements provide that if the parties cannot reach agreement through negotiation they must arbitrate the disputes.

On August 14, 2006, the Donnelley Parties commenced arbitration regarding one of these disputes (referred to herein as the “Dutch Partnership Dispute”) by filing a Notice of Arbitration and Statement of Claim (the “Donnelley Statement”) with the American Arbitration Association International Center for Dispute Resolution (the “AAA”).  In the Donnelley Statement, the Donnelley Parties claim that the Company and NMR collectively owe approximately an additional $10,800 with respect to the Dutch Partnership Dispute; (if determined liable, the Company’s share of this amount would be approximately $5,800 (tax and interest, net of federal income tax benefit)).  On October 16, 2006, the Company and NMR filed a Statement of Defense denying all claims made by the Donnelley Parties in the Donnelley Statement.

The Company accrued approximately $24,900 for the Dutch Partnership Dispute and the remaining disputes in the first quarter of 2006. In June 2006, the Company made payments with regard to one of the disputes of approximately $5,800 (including tax and interest, net of federal income tax benefit) related to certain 1995 and 1996 shared state and local legacy tax liabilities. As of September 30, 2006 the Company has a reserve of approximately $20,400 for the remainder of these matters. The Company intends to vigorously defend itself with respect to the Dutch Partnership Dispute and the remaining disputes.

The Partnership (Tax Year 1997).   The IRS is seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense with respect to a partnership now substantially owned by the Company (the “Partnership”) on the Partnership’s 1997 tax return.  During 1997, the Partnership was substantially owned by Cognizant, but liability for this matter was allocated to the Company pursuant to the agreements effecting the 1998 Spin-Off.  The Company has filed a formal protest relating to the proposed assessment for 1997 with the IRS Office of Appeals.  The Company is attempting to resolve this matter in the administrative appeals process before proceeding to litigation if necessary. If the IRS were to ultimately prevail in its position, the Company’s liability (tax and interest, net of tax benefit) with respect to tax year 1997 would be approximately $19,900, which amount the Company had reserved in current accrued income taxes payable at September 30, 2006.

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

Contingent Consideration.   Under the terms of the purchase agreements related to acquisitions made from 2001 through 2006, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain targets during 2003 through 2008.  Substantially all of these additional payments will be recorded as goodwill in accordance with Emerging Issues Task Force Issue (“EITF”) No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”  As of September 30, 2006, approximately $30,000 had been earned under these contingencies.  Based on current estimates, management expects that additional contingent payments under these agreements may total approximately $36,000.  It is expected that these contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2006 through 2008.

Other Tax Contingencies.   In addition to the tax items discussed above, the Company has net tax reserves of approximately $17,000 that relate to various positions it has taken on tax returns filed in numerous countries over the last several years.  These reserves represent the Company’s best estimate of the probable liability should the tax return positions be challenged by the relevant tax authorities.  While the amount is material in the aggregate, no individual item is material and no single event will have a material impact related to these reserves.  See Note 12 for additional tax related matters.

Note 9.   Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R.  The Company elected to use the modified prospective transition method, therefore, prior period results were not retrospectively adjusted. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the Common Stock on the grant date, in accordance with APB 25.  As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted stock units and stock option modifications.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their fair values. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was part of the total award and not a separate award. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with the pro forma provisions of SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, forfeitures were estimated for stock option grants for purposes of required pro forma stock compensation disclosures and were recognized as they occurred for restricted stock grants. In addition, realized tax benefits in excess of amounts recognized in the Condensed Consolidated Statements of Income (Unaudited) are recognized as a financing activity rather than an operating activity subsequent to SFAS 123R adoption for purposes of the Condensed Consolidated Statement of Cash Flows (Unaudited).

The Company maintains four Stock Incentive Plans, which provide for the grant of stock options, restricted stock and restricted stock units to eligible employees and Non-Employee Directors.  At September 30, 2006, there were 59,279 shares of Common Stock reserved for issuance under all of the Company’s stock plans, of which 13,195 shares are still available for future grants.  Common Stock reserved for issuance includes 18,448 shares from the 2000 Stock Incentive Plan, which the Board of Directors approved during 2000, 36,484 shares from the 1998 Employees’ Stock Incentive Plan, 29,784 of which was approved by the shareholders during 1998 and 6,700 of which were approved by the shareholders in May 2006, 3,437 shares from the 1998 Employees’ Stock Purchase Plan, which was approved by the shareholders during 1998, and 910 shares from the 1998 Non-Employee Directors’ Stock Incentive Plan, 410 shares of which were approved by the shareholders during 1998 and an additional 500 shares of which were approved by the shareholders in May 2003.  Historically, stock options have been granted to broad groups of employees on a discretionary basis. Beginning in fiscal 2006, employees are generally eligible to receive restricted stock units with a service condition of four years instead of stock options with a service condition of three years.  Certain senior employees will continue to be eligible to receive restricted stock units which contain both performance and service conditions.

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

Stock options are granted with an exercise price equal to the fair market value of a share of Common Stock on the date of grant.  Stock options expire within five, seven, or ten years and generally vest ratably over three years for employees and one to three years for non-employee directors.  The vesting period and option term for grants to employees is at the discretion of the Compensation and Benefits Committee of the Board of Directors.

Restricted stock units are granted at a price equal to the fair market value of a share of Common Stock on the date of grant.  Restricted stock units with service vesting generally vest ratably over three to four years. The vesting period for grants to employees is at the discretion of the Compensation and Benefits Committee of the Board of Directors.

Participation in the Performance Restricted Stock Units program (“PERS”), under which performance restricted stock units are granted, is limited to key senior executives.  The target award is denominated in cash and is equal to each eligible executive’s annual incentive target.  These awards are subject to fair value adjustments for any changes in the underlying market value of our Common Stock until the end of the performance period.  The performance period is one year during which performance against the established financial criterion is measured.  The actual award is quantified and granted to eligible employees in restricted stock units at the February Compensation and Benefits Committee of the Board of Directors meeting in the year following the one year performance period.  Upon grant, there is an additional two year cliff vest service requirement which begins on the first business day of the year following the performance period.  If performance criterion is not met, the award is forfeited and no restricted stock units are granted.  The final value of the restricted stock units granted are at fair market value based on the average high/low stock price for the last 20 business days of the performance period in accordance with the PERS plan document.

Participation in the Long Term Incentive program (“LTI”), under which performance restricted stock units are granted, is at the CEO’s discretion with participants varying from year to year.  The target awards, by person, are approved by the Compensation and Benefits Committee of the Company’s Board of Directors prior to the end of the first quarter of the performance cycle.  The target award is denominated 50% in cash, or in non-restricted shares of stock at the fair market value of IMS Common Stock on the day of grant, which are payable after the two year performance period.  The remaining 50% is payable in restricted stock units, which are granted after the two year performance period with an additional two year cliff vest service requirement.  A restricted stock unit, if earned, may only be settled by issuance or delivery of a share.  These awards are subject to fair value adjustments for any changes in the underlying market value of our Common Stock until the end of the two year performance period.  At the end of the performance period, achievement against the established financial criterion is measured and the actual payout percentage is quantified and approved by the Compensation and Benefits Committee of the Board of Directors following approval of year end results by the Board of Directors.  If performance criterion is not met, the award is forfeited and no restricted stock units are granted, or cash paid.  The final value of the restricted stock units granted are at fair market value based on the average high/low stock price for the last 20 business days of the performance period in accordance with the LTI plan document.

The following table summarizes activity of stock options for the periods indicated:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Options Outstanding, December 31, 2003	37,021	$20.89
Granted	6,003	$23.90
Exercised	(5,598)	$17.25
Forfeited	(1,020)	$18.89
Cancelled	(906)	$27.50
Options Outstanding, December 31, 2004	35,500	$21.86
Granted	4,813	$24.12
Exercised	(8,726)	$18.97
Forfeited	(575)	$20.63
Cancelled	(1,028)	$26.93
Options Outstanding, December 31, 2005	29,984	$22.91
Granted	11	$24.54
Exercised	(4,044)	$19.13
Forfeited	(618)	$23.49
Cancelled	(800)	$28.36
Options Outstanding, September 30, 2006	24,533	$23.35	3.52	$99,914
Options Vested or Expected to Vest, September 30, 2006	24,186	$23.34	3.51	$98,956
Exercisable, September 30, 2006	19,991	$23.19	3.14	$87,202

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our Common Stock as of the end of the period. As of September 30, 2006, approximately $21,848 of unrecognized stock compensation related to unvested stock options (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.19 years.  As of September 30, 2005, approximately $52,061 of unrecognized stock compensation related to unvested stock options (net of estimated forfeitures) was expected to be recognized over a weighted-average period of 1.81 years.  Proceeds received from the exercise of stock options were $36,016 and $77,364 for the three and nine months ended September 30, 2006, respectively, and $114,806 and $162,310 for the three and nine months ended September 30, 2005, respectively.  The intrinsic value of stock options that were exercised was $14,724 and $31,489 for the three and nine months ended September 30, 2006, respectively, the majority of which is currently deductible for tax purposes, and $46,294 and $62,390 for the three and nine months ended September 30, 2005, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006 (1)	2005	2006	2005
Dividend Yield	n/a	0.3%	0.5%	0.3%
Weighted Average Volatility	n/a	29.4%	29.4%	29.6%
Risk Free Interest Rate	n/a	3.93%	4.49%	3.87%
Expected Term	n/a	4.39 years	4.39 years	4.39 years
Weighted Average Fair Value of Options Granted	n/a	$8.37	$7.82	$7.45
Weighted Average Grant Price	n/a	$27.09	$24.54	$24.11

(1)          The company did not grant stock options during the three months ended September 30, 2006.

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

The following table summarizes activity of restricted stock units with service conditions:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested, December 31, 2003	411	$19.65
Granted	38	$24.39
Vested	(29)	$20.79
Forfeited	(10)	$19.37
Unvested, December 31, 2004	410	$20.01
Granted	153	$24.46
Vested	(119)	$24.41
Forfeited	0	$0.00
Unvested, December 31, 2005	444	$20.30
Granted	1,294	$26.04
Vested	(211)	$22.02
Forfeited	(39)	$25.68
Unvested, September 30, 2006	1,488	$24.90	$39,907

The intrinsic value for restricted stock units is calculated based on the market price of our Common Stock as of the end of the period.  As of September 30, 2006, approximately $23,197 of unrecognized stock compensation expense related to unvested restricted stock units (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 3.21 years. As of September 30, 2005, approximately $2,574 of unrecognized stock compensation related to unvested restricted stock units was expected to be recognized over a weighted-average period of 2.18 years.  The total fair value of restricted stock units with service conditions which vested during the periods ended September 30, 2006 and 2005 was $4,321 and $2,802, respectively.

The following table summarizes activity of restricted stock units with performance conditions.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested, December 31, 2003	106	$17.82
Granted	156	$23.19
Vested	0	$0.00
Forfeited	(21)	$21.63
Unvested, December 31, 2004	241	$20.96
Granted	194	$20.62
Vested	(53)	$18.97
Forfeited	(7)	$17.72
Unvested, December 31, 2005	375	$21.12
Granted	154	$24.53
Vested	(145)	$23.18
Forfeited	(28)	$24.08
Unvested, September 30, 2006	356	$21.52	$9,539

The intrinsic value for restricted stock units is calculated based on the market price of our Common Stock as of the end of the period.  As of September 30, 2006, approximately $1,733 of unrecognized stock compensation expense related to unvested restricted stock units (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 0.76 years. As of September 30, 2005, approximately $2,793 of unrecognized stock compensation related to unvested restricted stock units was expected to be recognized over a weighted-average period of 0.83 years.  The total fair value of restricted stock units with a performance condition which vested during the periods ended September 30, 2006 and 2005 was $4,630 and $1,231, respectively.

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied:

		Three months ended September 30, 2005	Nine months ended September 30, 2005
Net Income:	As reported	$71,140	$194,662
	Add: Stock-based employee compensation expense included in reported net income, net of tax	1,059	2,991
	Deduct: Total stock-based employee compensation expense under fair value method for all awards, net of tax	(6,884)	(21,254)
	Pro forma	$65,315	$176,399
Earnings Per Share:
Basic	As reported	$0.31	$0.85
	Pro forma	$0.28	$0.77

Diluted
	As reported	$0.30	$0.84
	Pro forma	$0.28	$0.76

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock Options	$5,693	$24,316
Restricted Stock Units	$2,774	$7,991
Employee Stock Purchase Plan	$166	$680
Total Stock-Based Compensation Expense	$8,633	$32,987

Operating Costs	$1,449	$5,073
Selling and Administrative Expenses	$7,184	$27,914
Total Stock-Based Compensation Expense	$8,633	$32,987
Tax Benefit on Stock-Based Compensation Expense	$2,583	$10,054

The Company satisfies stock option exercises, vested restricted stock units and ESPP shares with repurchased treasury stock on hand.  For further information regarding the Company’s share repurchase programs and shares available for repurchase under such programs, see Note 13.

Note 10.   Financial Instruments

Foreign Exchange Risk Management

The Company transacts business in more than 100 countries and is subject to risks associated with changing foreign exchange rates.  The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes.  Accordingly, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on net income and non-US Dollar anticipated royalties, and on the value of non-functional currency assets and liabilities.

It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above.  The Company does not enter into foreign currency transactions for investment or speculative purposes.  The principal currencies hedged are the Euro, the Japanese Yen, the British Pound, the Swiss Franc and the Canadian Dollar.

The impact of foreign exchange risk management activities on pre-tax income in the three and nine months ended September 30, 2006 was a net gain of $502 and a net loss of $4,030, respectively and net gains in the three and nine months ended September 30, 2005 of $8,611 and $29,443, respectively.  In addition, at September 30, 2006, the Company had approximately $443,530 in foreign exchange forward contracts outstanding with various expiration dates through August 2007 relating to net income and non-US Dollar anticipated royalties and non-functional currency assets and liabilities.  Foreign exchange forward contracts are recorded at estimated fair value.  The estimated fair values of the forward contracts are based on quoted market prices.

Unrealized and realized gains and losses on the contracts hedging net income and non-functional currency assets and liabilities do not qualify for hedge accounting in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (collectively, “SFAS No. 133”),  and therefore are not deferred and are included in the Condensed Consolidated Statements of Income (Unaudited) in Other income, net.

Unrealized gains and losses on the contracts hedging non-US Dollar anticipated royalties qualify for hedge accounting under SFAS No. 133 and are therefore deferred and included in OCI “Other Comprehensive Income.”

Fair Value of Financial Instruments

At September 30, 2006, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable and long-term debt.  At September 30, 2006, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments.  At September 30, 2006, the fair value of long-term debt approximated carrying value.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate non-performance by the counterparties.  The Company would not realize a material loss as of September 30, 2006 in the event of non-performance by any one counterparty.  The Company enters into transactions only with financial institution counterparties that have a credit rating of A or better.  In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($324,331 and $297,302, net of allowances, at September 30, 2006 and December 31, 2005, respectively), principally from customers in the pharmaceutical industry.  The Company’s trade receivables do not represent significant concentrations of credit risk at September 30, 2006 due to the high quality of its customers and their dispersion across many geographic areas.

Lines of Credit

The following table summarizes the Company’s long-term debt at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
4.6% Private Placement Note, principal payment of $150,000 due January 2008, net of interest rate swaps of $(2,626) and $(2,710), respectively	$147,374	$147,290

5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	—

1.70% Private Placement Note, principal payment of 34,395,000 Japanese Yen due January 2013	293,600	—

Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 0.70%	76,653	371,924
Swiss Franc denominated borrowings at average floating rates of approximately 2.02%	74,413	92,217
U.S. Dollar denominated borrowings at average floating rates of approximately 5.63%	313,200	—

Bank Term Loan, principal payment of $50,000 due June, 2009 at average floating rate of approximately 5.58%	50,000	—

Total Long-Term Debt	$1,105,240	$611,431

In July 2006, the Company entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing its existing $700,000 Amended and Restated Facility (see below).  The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits.  Total borrowings under the Revolving Credit Facility were $464,266 and

$464,141 at September 30, 2006 and December 31, 2005, respectively, all of which were classified as long-term.  In April 2004, the Company entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced the Company’s lines of credit with several domestic and international banks.  On March 9, 2005, the Company renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”).  The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.

The Company defines long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 30 basis points and can vary based on the Company’s Debt to EBITDA ratio.  The weighted average interest rates for the Company’s lines were 4.37% and 0.62% at September 30, 2006 and December 31, 2005, respectively.  In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.075%.  At September 30, 2006, the Company had approximately $535,734 available under its existing bank credit facilities.

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

In January 2006, the Company closed a private placement transaction pursuant to which its Japanese subsidiary issued 34,395,000 Japanese Yen seven-year debt (equal to $300,000 at date of issuance) to several highly rated insurance companies at a fixed rate of 1.70%.  The Company used the proceeds to refinance existing debt in Japan borrowed under the Company’s Amended and Restated Facility.

In January 2003, the Company closed a private placement transaction pursuant to which it issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  The Company used the proceeds to pay down short-term debt.  The Company also swapped $100,000 of its fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  The Company accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company determined the fair values based on estimated prices quoted by financial institutions.  The fair values of these swaps were $(2,626) and $(2,710) as of September 30, 2006 and December 31, 2005, respectively.

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

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements, the  private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At September 30, 2006, the Company was in compliance with these financial debt covenants.

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

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Three Months Ended September 30,	2006	2005	2006	2005
Service cost	$3,527	$2,456	$(3)	$8
Interest cost	4,027	3,591	114	191
Expected return on plan assets	(6,513)	(5,466)	0	0
Amortization of prior service cost (credit)	(45)	(55)	(9)	(247)
Amortization of transition obligation	(1)	(1)	0	0
Amortization of net loss (gain)	1,197	771	(73)	119
Net periodic benefit cost	$2,192	$1,296	$29	$71

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Nine Months Ended September 30,	2006	2005	2006	2005
Service cost	$10,590	$7,073	$17	$44
Interest cost	11,916	10,857	500	525
Expected return on plan assets	(19,304)	(16,615)	0	0
Amortization of prior service cost (credit)	(134)	(166)	(159)	(741)
Amortization of transition obligation	(3)	(3)	0	0
Amortization of net loss	3,484	2,222	231	245
Net periodic benefit cost	$6,549	$3,368	$589	$73

Note 12.   Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

For the three months ended September 30, 2006, the Company’s effective tax rate was reduced by approximately $4,500 related to a non-U.S. audit settlement.  For the nine months ended September 30, 2006, the Company’s effective tax rate was reduced due to a favorable U.S. partnership audit settlement of approximately $69,200 for the tax years 1998 through 2003 and a favorable U.S. corporate audit settlement of approximately $17,600 for the tax years 2000 through 2003.  Also in the first nine months of 2006, approximately $21,400 of tax expense was recorded related to a reorganization of several of the Company’s subsidiaries.  Further, approximately $24,800 of tax expense was recorded in the first quarter of 2006 related to disputes between the Company and NMR, on the one hand, and Donnelley and certain of its former affiliates on the other hand, as to proper interpretation of, and allocation of tax liabilities under, the 1996 Spin-Off agreements (see Note 8).

For the nine months ended September 30, 2005, the Company’s effective tax rate was reduced due to a favorable non-U.S. audit settlement of approximately $29,300.  For the nine months ended September 30, 2005, the effective tax rate was also impacted by $39,600 of tax expense related to the decision to repatriate approximately $647,000 of foreign earnings back to the U.S. during 2005 under the American Jobs Creation Act of 2004 (“AJCA”).  In the first quarter of 2005, $67,100 of tax expense was recorded related to the AJCA of which, $24,300 and $3,200 were reversed in the second and third quarters of 2005, respectively, as a result of a technical correction passed by Congress to the AJCA.

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

On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares.  As of September 30, 2006, 6,444 shares remained available for repurchase under the January 2006 program.

On November 16, 2005, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in February 2006 at a total cost of $251,619.

On December 14, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in January 2006 at a total cost of $242,680.

On February 10, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in January 2005 at a total cost of $232,770.

During the first nine months of 2006, the Company repurchased 33,931 shares of outstanding Common Stock under these programs at a total cost of $880,407, including the repurchase of 25,000 shares on January 30, 2006 pursuant to an accelerated share repurchase program (“ASR”).  During the nine months ended September 30, 2005, the Company repurchased approximately 6,213 shares of outstanding Common Stock at a total cost of approximately $147,945 under these programs.

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

The Company paid cash dividends of $0.03 and $0.02 per share which amounted to $6,150 and $4,615 during the three months ended September 30, 2006 and 2005, respectively.  The Company paid cash dividends of $0.09 and $0.06 per share which amounted to $18,292 and $13,734 during the nine months ended September 30, 2006 and 2005, respectively.  The payments and level of cash dividends made by the Company are subject to the discretion of the Board of Directors.

Note 14.   Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income	$69,264	$71,140	$250,044	$194,662
Other comprehensive income, net of taxes:
Unrealized (losses) gains on:
Available-for-sale equity securities	168	37	50	(40)
Tax benefit (provision) on above	(59)	(13)	(18)	14
Change in unrealized (losses) gains on investments	109	24	32	(26)
Foreign currency translation gains (losses)	14,517	(9,868)	32,975	(57,758)
Changes in fair value of cash flow hedges	—	105	65	535
Total other comprehensive income (loss)	14,626	(9,739)	33,072	(57,249)
Comprehensive Income	$83,890	$61,401	$283,116	$137,413

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

All of the 2004 fourth quarter charge will be settled in cash.  Substantially all termination actions under this plan have been completed.

Severance Related Reserves
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(24,052)
2006 utilization	(10,170)
Balance at September 30, 2006	$2,216

The Company currently expects that a substantial portion of the cash outlays relating to the 2004 fourth quarter charge will be applied against the remaining September 30, 2006 balance during the remainder of 2006.

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

	Severance Related Reserves	Contract Related Reserves	Asset Write- Downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 utilization	(1,637)	(3,614)	—	(5,251)
2005 utilization	(378)	(6,747)	—	(7,125)
2006 utilization	—	(2,138)	—	(2,138)
Adjustments	(1,746)	67	1,679	—
Balance at September 30, 2006	$—	$2,828	$—	$2,828

Approximately $9,958 of the 2003 charge related to a worldwide reduction in headcount of approximately 80 employees.  These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

The cash portion of the first quarter 2003 charge amounted to $30,586, of which the Company paid approximately $2,138 during the first nine months of 2006 for contract related charges.  The remaining accrual of $2,828 at September 30, 2006 relates to lease obligations.

The Company expects that cash outlays will be applied against the $2,828 balance remaining of the first quarter 2003 charge at September 30, 2006 as follows:

Year Ended December 31,	Cash Outlays
2006	$146
2007	2,682
Total	$2,828

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

	Severance Related Reserves	Contract Related Reserves	Asset Write- Downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(455)	(1,232)	—	(1,687)
2005 utilization	(262)	(1,881)	—	(2,143)
2006 utilization	(198)	(1,401)	—	(1,599)
Adjustments	(688)	(274)	962	—
Balance at September 30, 2006	$1,696	$2,334	$—	$4,030

The Company expects that cash outlays will be applied against the $4,030 balance remaining in the program at September 30, 2006 as follows:

Year Ended December 31,	Cash Outlays
2006	$622
2007	1,903
2008	262
2009	262
2010	262
Thereafter	719
Total	$4,030

Note 16.   Operations by Business Segment

Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making groups, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.  The Company operates a globally consistent business model, offering pharmaceutical business information and related services to its customers in more than 100 countries.  See Note 2.

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which we operate for the three and nine months ended September 30, 2006 and 2005:

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended September 30, 2006:
Operating Revenue (4)	$215,603	$199,874	$67,229	—	$482,706
Operating Income (Loss) (5)	$75,876	$30,932	$27,826	$(19,245)	$115,389
Nine months ended September 30, 2006:
Operating Revenue (4)	$641,248	$577,670	$196,162	—	$1,415,080
Operating Income (Loss) (5)	$221,673	$83,572	$82,779	$(69,573)	$318,451
Three months ended September 30, 2005:
Operating Revenue (4)	$198,787	$171,830	$62,179	—	$432,796
Operating Income (Loss) (5)	$74,820	$24,075	$26,761	$(23,425)	$102,231
Nine months ended September 30, 2005:
Operating Revenue (4)	$564,364	$534,170	$178,528	—	$1,277,062
Operating Income (Loss) (5)	$211,103	$72,894	$80,707	$(62,304)	$302,400

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

A summary of the Company’s operating revenue by product line for the three and nine months ended September 30, 2006 and 2005 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales Force Effectiveness	$226,118	$207,073	$670,250	$614,128
Portfolio Optimization	134,676	126,201	403,039	377,533
Launch, brand and other	121,912	99,522	341,791	285,401
Total Operating Revenue	$482,706	$432,796	$1,415,080	$1,277,062

Note 17.  Merger Costs

On July 11, 2005, the Company announced a definitive agreement to merge with VNU, a global information and media company based in Haarlem, The Netherlands.  On November 17, 2005, the Company announced the termination of the proposed merger with VNU.

In accordance with the terms of the merger termination agreement, VNU was required to pay the Company $45,000 as a result of the acquisition of VNU by a private equity group in June 2006.  This $45,000 payment was received during the second quarter of 2006 and has been reflected in Other income, net in the Condensed Consolidated Statements of Income (Unaudited) for the nine months ended September 30, 2006.  Additionally, the Company was required to pay $6,016 during the second quarter of 2006 of investment banker fees and expenses related to the $45,000 payment received, which are included in Merger costs in the Condensed Consolidated Statements of Income (Unaudited) for the nine months ended September 30, 2006.  The Company had incurred merger costs of $8,474 and $15,874 for the three and nine months ended September 30, 2005, respectively, primarily for professional fees.

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

We operate in more than 100 countries.  Until December 21, 2004, we also owned approximately a 25% equity interest in the TriZetto Group, Inc. (“TriZetto”) (see Note 7 to the Condensed Consolidated Financial Statements (Unaudited)).

We manage on a global business model with global leaders for the majority of our critical business processes and accordingly have one reportable segment.

We believe that important measures of our financial condition and results of operations include operating revenue, constant dollar revenue growth, operating income, constant dollar operating income growth, operating margin and cash flows.

Performance Overview

Our operating revenue grew 11.5% to $482,706 in the third quarter of 2006 as compared to $432,796 in the third quarter of 2005.  Our operating revenue grew 10.8% to $1,415,080 in the nine months ended September 30, 2006 as compared to $1,277,062 in the nine months ended September 30, 2005. The quarterly and nine month operating revenue increases were a result of growth in all three of our business lines.  Our operating income grew 12.9% to $115,389 in the third quarter of 2006 as compared to $102,231 in the third quarter of 2005.  Our operating income grew 5.3% to $318,451 in the nine months ended September 30, 2006 as compared to $302,400 in the nine months ended September 30, 2005.  Both the quarterly and nine month operating income growth were a result of increased operating revenues offset by increases in operating costs, selling and administrative expenses and depreciation and amortization, as discussed below. Our net income was $69,264 for the third quarter of 2006 as compared to $71,140 for the third quarter of 2005 and $250,044 for the nine months ended September 30, 2006 compared to $194,662 for the nine months ended September 30, 2005, due to the Non-Operating Income, net items discussed below and certain tax items as discussed in Note 12 of the Condensed Consolidated Financial Statements (Unaudited).  Our diluted earnings per share of Common Stock increased to $0.34 for the third quarter of 2006 as compared to $0.30 for the third quarter of 2005 and increased to $1.20 for the nine months ended September 30, 2006 as compared to $0.84 for the nine months ended September 30, 2005.

Results of Operations

Reclassifications.   Certain prior-year amounts have been reclassified to conform to the 2006 presentation.

References to constant dollar results.   We report results in U.S. dollars, but we do business on a global basis.  Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. dollars and have important effects on our results.  In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms.  We believe this information facilitates a comparative view of business growth.  In the first nine months of 2006, the U.S. dollar was generally stronger against most other currencies as compared to the first nine months of 2005, so growth at constant dollar exchange rates was generally higher than growth at actual currency exchange rates.  See “How Exchange Rates Affect Our Results” below and the discussion of “Market Risk” in the Management Discussion and Analysis section of our annual report on Form 10-K for the year ended December 31, 2005 for a more complete discussion regarding the impact of foreign currency translation on our business.

Stock-Based Compensation Expense

SFAS 123R was adopted on January 1, 2006, which now requires among other items, the recognition of stock option expense in the results of operations. The modified prospective transition method was elected; therefore, prior period results were not retrospectively adjusted.  Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the Common Stock on the grant date, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted stock units and stock option modifications.  Historically, stock options have been granted to broad groups of employees on a discretionary basis. Beginning in fiscal 2006, employees are eligible to receive restricted stock units with a service condition of four years instead of stock options with a service condition of three years. Employees in more advanced leadership positions will continue to be eligible to receive restricted stock units which contain performance and service conditions.

As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the three months ended September 30, 2006 are $7,965 lower and $5,617 lower, respectively, and for the nine months ended September 30, 2006 are $29,656 lower and $20,857 lower, respectively, than if the company had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the three months ended September 30, 2006 were $0.34 and $0.34, respectively, but would have been $0.37 and $0.37, respectively, if we had not adopted SFAS 123R.  Basic and diluted earnings per share for the nine months ended September 30, 2006 were $1.23 and $1.20, respectively, but would have been $1.33 and $1.30, respectively, if we had not adopted SFAS 123R.  Stock-based compensation expense was $8,633 and $32,987 before taxes during the three and nine months ended September 30, 2006, respectively, and $9,353 and $28,873 before taxes during the three and nine months ended September 30, 2005, respectively.  Stock-based compensation expense recognized in the results of operations for the three months ended September 30, 2006 was $720 lower than the pro forma amount determined under the fair value-based method and disclosed in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for the comparable prior year period.  This decrease was due to the reversal of restricted stock and stock option amortization expense due to terminated employees and the reduction in the current quarter’s stock award grants versus prior year.  Stock-based compensation expense recognized in the results of operations for the nine months ended September 30, 2006 was $4,114 higher than the pro forma amount determined under the fair value-based method and disclosed in accordance with SFAS 123 for the comparable prior year period.  This increase, offset by the activity that decreased the current quarter’s expense, was primarily due to higher fair value amounts attributed to the more recent awards, acceleration of the vesting of restricted stock units and stock options of one employee in an advanced leadership position due to retirement, and an increase in restricted stock unit amortization expense due to the timing of the Company’s annual employee stock awards.

Summary of Operating Results

			% Variance
	Three Months Ended September 30,		2006
	2006	2005	vs 2005
Operating revenue	$482,706	$432,796	11.5%
Operating costs (exclusive of Depreciation and amortization shown separately below)	209,178	195,484	7.0%
Selling and administrative expenses	129,144	100,268	28.8%
Depreciation and amortization	28,995	26,339	10.1%
Merger costs	0	8,474	(100.0%)
Operating income	$115,389	$102,231	12.9%

			% Variance
	Nine Months Ended September 30,		2006
	2006	2005	vs 2005
Operating revenue	$1,415,080	$1,277,062	10.8%
Operating costs (exclusive of Depreciation and amortization shown separately below)	618,967	560,801	10.4%
Selling and administrative expenses	386,537	321,329	20.3%
Depreciation and amortization	85,109	76,658	11.0%
Merger costs	6,016	15,874	(62.1%)
Operating income	$318,451	$302,400	5.3%

Operating Income

Our operating income for the third quarter of 2006 grew 12.9% to $115,389 from $102,231 in the third quarter of 2005.  This was due to the increase in our operating revenue, offset by increases in our operating costs and selling and administrative expenses driven by increased cost of data, investments in consulting and services capabilities, the adoption of SFAS 123R, and decreased merger costs, as discussed below.  Our operating income increased 12.5% in constant dollar terms.  Excluding the effects of our adoption of SFAS 123R and merger costs, our operating income increased 11.9% on a reported basis and 11.5% in constant dollar terms.  Our operating income for the first nine months of 2006 grew 5.3% to $318,451 from $302,400 in the first nine months of 2005.  This was due to the increase in our operating revenue, offset by increases in our operating costs and selling and administrative expenses driven by increased cost of data, investments in consulting and services capabilities, the adoption of SFAS 123R, and decreased merger costs, as discussed below.  Our operating income increased 5.7% in constant dollar terms.  Excluding the effect of our adoption of SFAS 123R and merger costs, our operating income increased 11.4% on a reported basis and 11.8% in constant dollar terms.

Operating Revenue

Revenue in 2005 reflects a reclassification between our three business lines to conform to the 2006 presentation.

Our operating revenue for the third quarter of 2006 grew 11.5% to $482,706 from $432,796 in the third quarter of 2005. On a constant dollar basis our operating revenue growth was 9.9%.  Our operating revenue for the first nine months of 2006 grew 10.8% to $1,415,080 from $1,277,062 in the first nine months of 2005. On a constant dollar basis our operating revenue growth was 11.6%.  Acquisitions made during the last 12 months contributed approximately 0.7 percentage points for the third quarter and 2.7 percentage points for the first nine months of 2006 to both reported and constant dollar operating revenue growth.  The increase in our operating revenue resulted from growth in revenue in all three of our business lines, together with the effect of currency translation.  On a constant dollar basis, all business lines grew.

Summary of Operating Revenue

			% Variance
	Three Months Ended		2006 vs 2005
	September 30,		Reported	Constant
	2006	2005	Rates	Dollar
Sales force effectiveness	$226,118	$207,073	9.2%	7.6%
Portfolio optimization	134,676	126,201	6.7%	5.3%
Launch, brand and other	121,912	99,522	22.5%	20.4%
Operating revenue	$482,706	$432,796	11.5%	9.9%

			% Variance
	Nine Months Ended		2006 vs 2005
	September 30,		Reported	Constant
	2006	2005	Rates	Dollar
Sales force effectiveness	$670,250	$614,128	9.1%	9.8%
Portfolio optimization	403,039	377,533	6.8%	7.8%
Launch, brand and other	341,791	285,401	19.8%	20.4%
Operating revenue	$1,415,080	$1,277,062	10.8%	11.6%

•                  Sales Force Effectiveness: The Americas, Europe and Asia Pacific regions contributed about equally to the revenue growth for the third quarter and first nine months of 2006.

•                  Portfolio Optimization: Europe contributed more than three-quarters of the growth during the third quarter of 2006 and two-thirds of the growth for the first nine months of 2006.

•                  Launch, Brand Management and Other product lines: The Americas and Europe regions contributed about equally to the revenue growth for the third quarter of 2006. The Americas region contributed more than three-quarters of the growth for the first nine months of 2006 due to acquisitions completed in 2005.

Operating Costs

Our operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of our consulting and services offerings.  Our operating costs grew 7.0% to $209,178 in the third quarter of 2006, from $195,484 in the third quarter of 2005.  Our operating costs grew 10.4% to $618,967 in the first nine months of 2006, from $560,801 in the first nine months of 2005.

•                  SFAS 123R: The effect of the adoption of SFAS 123R increased our operating costs by approximately $2,000 and $5,000 for the third quarter and first nine months of 2006 as compared to 2005, respectively (See Note 9 to our Condensed Consolidated Financial Statements (Unaudited)).

•                  Foreign Currency Translation: The effect of foreign currency translation increased our operating costs by approximately $4,000 for the third quarter of 2006 as compared to the third quarter of 2005.  The effect of foreign currency decreased our operating costs by approximately $6,000 for the first nine months of 2006 as compared to the first nine months of 2005.

Excluding the effect of SFAS 123R and the change due to foreign currency translation, our operating costs grew 4.3% and 10.5% in the third quarter and first nine months of 2006, respectively, as compared to the third quarter and first nine months of 2005.

•                  Data: Data costs increased by approximately $3,000 and $24,000 in the third quarter and first nine months of 2006, compared to 2005, respectively.

•                  Consulting:  Consulting and services costs increased by $2,000 and $20,000 in the third quarter and first nine months of 2006 compared to 2005, respectively.

•                  Production, Client Services and Other:  Production, client services and other costs increased by approximately $3,000 and $15,000 in the third quarter and first nine months of 2006 compared to 2005, respectively.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of the expenses attributable to sales, marketing, and administration, including human resources, legal, management and finance.  Our selling and administrative expenses grew 28.8% in the third quarter of 2006 to $129,144 from $100,268 in the third quarter of 2005.  Our selling and administrative expenses grew 20.3% in the first nine months of 2006 to $386,537 from $321,329 in the first nine months of 2005:

•                  SFAS 123R: The effect of the adoption of SFAS 123R increased our selling and administrative expenses by approximately $7,000 and $25,000 for the third quarter and first nine months of 2006 as compared to 2005, respectively (See Note 9 to our Condensed Consolidated Financial Statements (Unaudited)).

•                  Foreign Currency Translation: The effect of foreign currency translation increased our selling and administrative expenses by approximately $3,000 for the third quarter of 2006 as compared to the third quarter of 2005.  The effect of foreign currency decreased our selling and administrative expenses by approximately $2,000 for the first nine months of 2006 as compared to the first nine months of 2005.

Excluding the effect of SFAS 123R and the change due to foreign currency translation, our selling and administrative expenses grew 19.2% and 13.2% in the third quarter and first nine months of 2006, respectively, as compared to the third quarter and first nine months of 2005.

•                  Sales and Marketing: Sales and marketing expense increased by approximately $3,000 and $11,000 in the third quarter and first nine months of 2006, compared to 2005, respectively, to support revenue growth.

•                  Consulting:  Consulting and services expenses increased by approximately $9,000 and $26,000 in the third quarter and first nine months of 2006 compared to 2005, respectively, to support the growth in this revenue stream.

•                  Administrative and Other:  Administrative and other expenses increased by approximately $7,000 and $5,000 in the third quarter and first nine months of 2006, compared to 2005, respectively, to support revenue growth.

Depreciation and Amortization

Our depreciation and amortization charges increased 10.1% to $28,995 in the third quarter of 2006, from $26,339 in the third quarter of 2005, and 11.0% to $85,109 in the first nine months of 2006, from $76,658 in the first nine months of 2005, primarily due to computer software amortization associated with new products which increased by approximately $2,000 and $7,000, and amortization of intangibles related to recent acquisitions, which decreased by approximately $600 and increased by approximately $1,000 in the third quarter and first nine months of 2006 as compared to 2005, respectively.

Merger Costs

During the second quarter of 2006, we incurred $6,016 of investment banker fees and expenses related to a payment received from VNU in accordance with the terms of the merger termination agreement (see Other Income, net below).  During the third quarter and first nine months of 2005, we incurred $8,474 and $15,874, respectively, of costs in connection with the terminated merger with VNU primarily for professional fees.  See Note 17 to our Condensed Consolidated Financial Statements (Unaudited).

Trends in our Operating Margins

Our operating margin for the third quarter of 2006 was 23.9%, as compared to 23.6% in the third quarter of 2005.  The increase in our operating margins for the third quarter of 2006 is due to the elimination of prior year merger costs, partially offset by the adoption of SFAS 123R in 2006.  Excluding the effect of SFAS 123R and merger costs, our operating margin would have been relatively flat at 25.7% in the third quarter of 2006 compared to 25.6% in the third quarter of 2005.  Our operating margin for the first nine months of 2006 was 22.5%, as compared to 23.7% in the first nine months of 2005.  The decrease in our operating margins for the first nine months of 2006 is primarily due to the adoption of SFAS 123R and costs related to the terminated merger with VNU.  Excluding the effect of SFAS 123R and merger costs, our operating margin would have increased 0.2 percentage points to 25.1% in the first nine months of 2006 from 24.9% in the first nine months of 2005.

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

Excluding the effect of SFAS 123R and merger costs, our operating margin stabilized during the third quarter and first nine months of 2006.

Non-Operating (Loss) Income, net

Our non-operating (loss) income, net decreased to a loss of $10,031 in the third quarter of 2006 from income of $3,215 in the third quarter of 2005.  Our non-operating income, net increased to $15,457 in the first nine months of 2006 from income of $15,082 in the first nine months of 2005.  This was due to the following factors:

•                  Interest Expense, net: Net interest expense was $9,301 and $25,193 for the third quarter and first nine months of 2006, respectively, compared with $4,692 and $13,097 for the third quarter and first nine months of 2005, respectively, due to both higher debt levels (see Note 10 to our Condensed Consolidated Financial Statements (Unaudited)) and higher interest rates.

•                  Gains (Losses) from Investments, net: We had losses from investments of $305 during the third quarter of 2006, as a result of management fees related to our Enterprise portfolio.  We had gains from investments of $252 during the third quarter of 2005 within the Enterprise portfolio.  We had gains from investments of $2,443 during the first nine months of 2006 as a result of the sale of our investment in Allscripts Healthcare Solutions, Inc.  Gains from investments of $2,624 in the first nine months of 2005 were as a result of a divestiture of an interest we had in a German company.

•                  Other Income, net: Other income, net, decreased by $8,080 due to net foreign exchange gains of $502 in the third quarter of 2006 as compared with $8,611 in the third quarter of 2005.  Other income, net, increased $12,652 in the first nine months of 2006 as compared with 2005 due to the receipt of $45,000 in the second quarter of 2006 from VNU as a result of the agreement to terminate the proposed merger (see Note 17 to our Condensed Consolidated Financial Statements (Unaudited)).  This income was offset by net foreign exchange losses of $4,030 in the first nine months of 2006 compared with net foreign exchange gains of $29,443 in the first nine months of 2005.

Taxes

For the three months ended September 30, 2006, our effective tax rate was reduced by approximately $4,500 related to a non-U.S. audit settlement.  For the nine months ended September 30, 2006, our effective tax rate was reduced due to a favorable U.S. partnership audit settlement of approximately $69,200 for the tax years 1998 through 2003 and a favorable U.S. corporate audit settlement of approximately $17,600 for the tax years 2000 through 2003.  Also in the first nine months of 2006, approximately $21,400 of tax expense was recorded related to a reorganization of several of our subsidiaries.  Further, approximately $24,800 of tax expense was recorded in the first quarter of 2006 related to disputes between the Company and NMR, on the one hand, and Donnelley and certain of its former affiliates on the other hand, as to proper interpretation of, and allocation of tax liabilities under, the 1996 Spin-Off agreements (See Note 8 to our Condensed Consolidated Financial Statements (Unaudited)).

For the nine months ended September 30, 2005, our effective tax rate was reduced due to a favorable non-U.S. audit settlement of approximately $29,300.  For the nine months ended September 30, 2005, the effective tax rate was also impacted by $39,600 of tax expense related to the decision to repatriate approximately $647,000 of foreign earnings back to the U.S. during 2005 under the American Jobs Creation Act of 2004 (“AJCA”).  In the first quarter of 2005, $67,100 of tax expense was recorded related to the AJCA of which, $24,300 and $3,200 were reversed in the second and third quarters of 2005, respectively, as a result of a technical correction passed by Congress to the AJCA.

For all periods presented, our effective tax rate was reduced as a result of global tax planning initiatives.  While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate.

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which we operate for the three and nine months ended September 30, 2006 and 2005:

	Americas (1)	Europe (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended September 30, 2006:
Operating Revenue (4)	$215,603	$199,874	$67,229	—	$482,706
Operating Income (Loss) (5)	$75,876	$30,932	$27,826	$(19,245)	$115,389
Nine months ended September 30, 2006:
Operating Revenue (4)	$641,248	$577,670	$196,162	—	$1,415,080
Operating Income (Loss) (5)	$221,673	$83,572	$82,779	$(69,573)	$318,451
Three months ended September 30, 2005:
Operating Revenue (4)	$198,787	$171,830	$62,179	—	$432,796
Operating Income (Loss) (5)	$74,820	$24,075	$26,761	$(23,425)	$102,231
Nine months ended September 30, 2005:
Operating Revenue (4)	$564,364	$534,170	$178,528	—	$1,277,062
Operating Income (Loss) (5)	$211,103	$72,894	$80,707	$(62,304)	$302,400

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

The factors affecting the regional operating margin performance discussed below were generally consistent with overall operating margin factors.  The notable exception was in our Europe region where for the third quarter of 2006, we had data and production cost reductions of approximately $2,000 whereas these costs increased in all other regions.

Americas Region

Operating revenue growth in the Americas region was 8.5% and 13.6% in the third quarter and first nine months of 2006, respectively, compared to the third quarter and first nine months of 2005.  Excluding the effect of foreign currency translations, operating revenue grew 7.7% and 12.6%, respectively.  About two thirds of this growth is driven by our Launch, Brand Management and Other business line and about one-third by Sales Force Effectiveness for the third quarter and first nine months of 2006.

Operating income in the Americas region grew 1.4% and 5.0% in the third quarter and first nine months of 2006, respectively, compared to the third quarter and first nine months of 2005.  Excluding the effect of foreign currency translations, operating income grew by 0.6% and 4.0%, respectively.  Excluding the effect of SFAS 123R, after adjusting for currency, operating income grew 4.0% and 5.2%, respectively, in the Americas region.

Europe Region

Operating revenue increased in the Europe region by 16.3% and 8.1% in the third quarter and first nine months of 2006, compared to the third quarter and first nine months of 2005.  Excluding the effect of foreign currency translations, operating revenue grew 12.3% and 9.5%, respectively.  About half of this growth is driven by Launch, Brand Management and Other for the third quarter of 2006.  In the first nine months of 2006 more than three-quarters of this growth is driven by Sales Force Effectiveness and Portfolio Optimization, about equally.

Operating income in the Europe region increased by 28.5% and 14.6% in the third quarter and first nine months of 2006, respectively, compared to the third quarter and first nine months of 2005.  Excluding the effect of foreign currency translations, operating income grew by 27.0% and 14.2%, respectively.  Excluding the effect of SFAS 123R, after adjusting for currency, operating income grew 38.2% and 17.9%, respectively.

Asia Pacific Region

Operating revenue in the Asia Pacific region increased 8.1% and 9.9%, respectively, in the third quarter and first nine months of 2006, compared to the third quarter and first nine months of 2005.  Excluding the effect of foreign currency translations, operating revenue grew 10.2% and 14.6%, respectively.  About three-quarters of this growth is driven by Sales Force Effectiveness for the third quarter and first nine months of 2006.

Operating income in the Asia Pacific region increased by 4.0% and 2.6% in the third quarter and first nine months of 2006, respectively, compared to the third quarter and first nine months of 2005.  Excluding the effect of foreign currency translations, operating income grew by 5.9% and 7.5%, respectively.  Excluding the effect of SFAS 123R, after adjusting for currency, operating income grew by 8.0% and 8.2% in the Asia Pacific region.

How Exchange Rates Affect Our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results.  We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations.  In 2006, foreign currency translation increased U.S. dollar revenue growth by approximately 1.6 percentage points in the third quarter of 2006 and decreased U.S. dollar revenue growth by approximately 0.8 percentage points in the first nine months of 2006, while the impact on operating income growth was an approximate increase of 0.4 percentage points in the third quarter of 2006 and an approximate decrease of 0.4 percentage points in the first nine months of 2006.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Swiss Franc.  Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are charged or credited to Cumulative translation adjustment in the Condensed Consolidated Statements of Financial Position (Unaudited).  The effect of exchange rate changes during the first nine months of 2006 increased the U.S. dollar amount of Cash and cash equivalents by $921.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $215,231 during the first nine months of 2006 to $147,712 at September 30, 2006 compared to $362,943 at December 31, 2005.  The decrease reflects cash provided by operating activities of $206,781, offset by cash used in investing activities of $120,881 and financing activities of $302,052.

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

•                  acquisitions (see Note 5 to our Condensed Consolidated Financial Statements (Unaudited));

•                  share repurchases (see Note 13 to our Condensed Consolidated Financial Statements (Unaudited));

•                  dividends to our shareholders (we expect 2006 dividends will be $0.12 per share or approximately $24,000);

•                  payments for tax-related matters, including the D&B Legacy Tax Matters discussed further in Note 8 to our Condensed Consolidated Financial Statements (Unaudited).  Payments for certain of the D&B Legacy Tax Matters could be up to approximately $40,200 prior to September 30, 2007; and

•                  pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $11,300 in 2006, in addition to approximately $10,500 paid in January 2006).

Net cash provided by operating activities amounted to $206,781 for the nine months ended September 30, 2006, an increase of cash provided of $131,008 over the comparable period in 2005.  The increase relates primarily to higher net income, the subsequent reversal of $105,404 of funding to a Rabbi Trust during the third quarter of 2005 as a result of the terminated merger with VNU, and lower funding of prepaid expenses (related to prepayments in the first nine months of 2005 on the purchase of an airplane) and accounts payable, partially offset by the funding of accounts receivable, inventory, accrued and other current liabilities, and accrued severance, impairment and other charges.  Cash invested in accounts receivable is driven by the increase in revenues, and DSO (days sales outstanding) for each of the first three quarters of 2006 was at or below the comparable quarter in 2005.

Net cash used in investing activities amounted to $120,881 for the nine months ended September 30, 2006, a decrease in cash used of $90,904 over the comparable period in 2005.  The decrease relates primarily to lower payments for acquisitions during the first nine months of 2006 as compared to the first nine months of 2005 (see Note 5 to our Condensed Consolidated Financial Statements (Unaudited)), partially offset by proceeds from the sale of our investment in TriZetto during the first quarter of 2005 (see Note 7 of the Condensed Consolidated Financial Statements (Unaudited)), and a reduction in short-term marketable security investments.

Net cash used in financing activities amounted to $302,052 for the nine months ended September 30, 2006, an increase of $253,030 over the comparable period in 2005.  This increase in cash used was primarily due to an increase of $732,462 in purchases of our stock and a decrease of $84,946 in proceeds from the exercise of stock options during the first nine months of 2006 compared to the first nine months of 2005, partially offset by an increase of $553,727 in debt during the first nine months of 2006 compared to the first nine months of 2005.  Refer to the Stock Repurchase Programs and Debt sections for further information on our variance between the first nine months of 2006 and 2005.

Our financing activities include cash dividends we paid of $0.03 and $0.02 per share quarterly for 2006 and 2005, respectively, which amounted to $18,292 and $13,734 during the first nine months of 2006 and 2005, respectively.  The payments and level of cash dividends made by us are subject to the discretion of our Board of Directors.  Any future dividends, other than the $0.03 per share dividend for the fourth quarter of 2006, which was declared by our Board of Directors in October 2006, will be based on, and affected by, a number of factors, including our operating results and financial requirements.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  Beginning on January 1, 2006, we changed our cash flow presentation in accordance with SFAS 123R which requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Tax and Other Contingencies

We are exposed to certain known tax and other contingencies that are material to our investors.  The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Note 8 to our Condensed Consolidated Financial Statements (Unaudited) for the period ended September 30, 2006.  We do not know of any material tax or other contingencies, other than those described in Note 8 to our Condensed Consolidated Financial Statements (Unaudited).

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

On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares.  As of September 30, 2006, 6,444 shares remained available for repurchase under the January 2006 program.

On November 16, 2005, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in February 2006 at a total cost of $251,619.

On December 14, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in January 2006 at a total cost of $242,680.

On February 10, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  This program was completed in January 2005 at a total cost of $232,770.

During the first nine months of 2006, we repurchased 33,931 shares of outstanding Common Stock under these programs at a total cost of $880,407, including the repurchase of 25,000 shares on January 30, 2006 pursuant to an accelerated share repurchase program (“ASR”).  During the nine months ended September 30, 2005, we repurchased approximately 6,213 shares of outstanding Common Stock at a total cost of approximately $147,945 under these programs.

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

Debt

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility.  At September 30, 2006, our debt totaled $1,105,240 and management does not believe that this level of debt poses a material risk to us due to the following factors:

•                  in each of the last three years, we have generated strong net cash provided by operating activities in excess of $300,000;

•                  at September 30, 2006, we had $147,712 in worldwide cash and cash equivalents;

•                  at September 30, 2006, we had $535,734 of unused debt capacity under our existing bank credit facilities; and

•                  we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

The following table summarizes our long-term debt at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
4.6% Private Placement Note, principal payment of $150,000 due January 2008, net of interest rate swaps of $(2,626) and $(2,710), respectively	$147,374	$147,290

5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	—

1.70% Private Placement Note, principal payment of 34,395,000 Japanese Yen due January 2013	293,600	—

Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 0.70%	76,653	371,924
Swiss Franc denominated borrowings at average floating rates of approximately 2.02%	74,413	92,217
U.S. Dollar denominated borrowings at average floating rates of approximately 5.63%	313,200	—

Bank Term Loan, principal payment of $50,000 due June, 2009 at average floating rate of approximately 5.58%	50,000	—
Total Long-Term Debt	$1,105,240	$611,431

In July 2006, we entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing its existing $700,000 Amended and Restated Facility (see below).  The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits.  Total borrowings under the Revolving Credit Facility were $464,266 and $464,141 at September 30, 2006 and December 31, 2005, respectively, all of which were classified as long-term.  In April 2004, we entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced our lines of credit with several domestic and international banks.  On March 9, 2005, we renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”).  The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.

We define long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 30 basis points and can vary based on our Debt to EBITDA ratio.  The weighted average interest rates for our lines were 4.37% and 0.62% at September 30, 2006 and December 31, 2005, respectively.  In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.075%.  At September 30, 2006, we had approximately $535,734 available under its existing bank credit facilities.

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

In January 2006, we closed a private placement transaction pursuant to which our Japanese subsidiary issued 34,395,000 Japanese Yen seven-year debt (equal to $300,000 at date of issuance) to several highly rated insurance companies at a fixed rate of 1.70%.  We used the proceeds to refinance existing debt in Japan borrowed under our Amended and Restated Facility.

In January 2003, we closed a private placement transaction pursuant to which we issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  We used the proceeds to pay down short-term debt.  We also swapped $100,000 of our fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  We accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  We determined the fair values based on estimated prices quoted by financial institutions.  The fair values of these swaps were $(2,626) and $(2,710) as of September 30, 2006 and December 31, 2005, respectively.

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

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements, the  private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At September 30, 2006, we were in compliance with these financial debt covenants.

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

All of the 2004 fourth quarter charge will be settled in cash.  Substantially all termination actions under this plan have been completed.

Severance Related Reserves
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(24,052)
2006 utilization	(10,170)
Balance at September 30, 2006	$2,216

We currently expect that a substantial portion of the cash outlays relating to the 2004 fourth quarter charge will be applied against the remaining September 30, 2006 balance during the remainder of 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating this statement to determine any potential impact that it may have on its financial results.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. This statement amends and clarifies the financial accounting and reporting guidance for defined benefit pension and other postretirement plans.  Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income (AOCI), a component of shareholders’ equity, net of tax effects. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be our fiscal year end.  SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Since we already utilize a fiscal year end measurement date, this particular provision does not affect the financial statements. Based on our financial statements as of December 31, 2005, the adoption of SFAS 158 would have reduced Shareholders’ Equity (within AOCI) by approximately $34,000, increased the Postretirement and Postemployment benefit liability by approximately $50,000, decreased the intangible asset (within Other Assets) by approximately $1,000 and increased the long-term deferred tax asset (within Other Assets) by approximately $17,000.  SFAS 158 does not affect the results of operations.

At this time, we are unable to estimate the effect of SFAS 158 on its financial position upon adoption at December 31, 2006. This will be determined once the actuarial and plan asset calculations are performed which are dependent on, among other things, the year-end discount rate and fair value of plan assets, which are not known until after December 31, 2006.

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

•                  regulatory, legislative and enforcement initiatives to which we are, or may become, subject relating to access to medical data and to the collection and dissemination of data, e.g. prescriber-identifiable data and anonymized patient-specific information, which information we anticipate to be an increasingly important tool in the design, development and marketing of pharmaceuticals;

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

•                  regulatory, legislative and enforcement initiatives to which our customers in the pharmaceutical industry are or may become subject restricting the prices that may be charged for prescription or other pharmaceutical products, the manner in which such products may be marketed or sold or the data that may be used in such marketing efforts;

•                  our ability to maintain and defend our intellectual property rights in jurisdictions around the world;

•                  our ability to successfully maintain historic effective tax rates;

•                  to the extent unforeseen cash needs arise, the ability to obtain financing on favorable terms;

•                  competition, particularly in the markets for pharmaceutical information;

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

•                  regulatory, legislative and enforcement initiatives to which we are or may become subject, relating to tax; and

•                  terrorist activity, the threat of such activity, and responses to and results of such activity and threats, including but not limited to effects, domestically and/or internationally, on us, our personnel and facilities, our customers and suppliers, financial markets and general economic conditions.

Consequently, all of the forward-looking statements we make in this document are qualified by the information contained herein, including, but not limited to, the information contained under this heading and our Condensed Consolidated Financial Statements (Unaudited) and notes thereto for the three and nine months ended September 30, 2006 and by the material set forth under the headings “Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.  We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item is set forth in “Note 10. Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements (Unaudited).

Item 4.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s disclosure controls and procedures are designed to do.  Thus, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s Chief Executive Officer and acting principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of September 30, 2006 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information included or incorporated by reference into this Quarterly Report on Form 10-Q, including the matters addressed under the caption “Forward-Looking Statements,” set forth below are some of the risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make.

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

In addition, there is an increasing public concern regarding data protection issues and the number of jurisdictions with data protection laws has been slowly increasing.  For example, there have been a number of legislative and regulatory initiatives in the U.S. and abroad in the area of access to medical data.  These initiatives tend to seek to place restrictions on the use and disclosure of patient-identifiable information without consent and, in some cases, seek to extend restrictions to non-patient identifiable information, e.g. prescriber identifiable information, or to the process of anonymizing data.  There are also some initiatives that seek to restrict access to this information to non-commercial uses.  While most of the current initiatives should not impact our business, there can be no assurance that these initiatives or future initiatives will not adversely affect IMS’ ability to generate or assemble data or to develop or market current or future products or services.

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

We (and our predecessors) have entered, and we continue to enter, into global tax planning initiatives in the normal course of business. These activities are subject to review by applicable tax authorities and courts. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to us, including those tax related matters described in Part I, Item 3 of this Quarterly Report on Form 10-Q. Moreover, there can be no assurance that we will be able to maintain our effective tax rate.

We are, and may become, involved in litigation that could harm the value of our business.

In the normal course of our business, we are involved in lawsuits, claims, audits and investigations, such as those described in Part I, Item 3 of this Quarterly Report on Form 10-Q.  The outcome of these matters could have a material adverse effect on our business, results of operation or financial condition.  In addition, we may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources.

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

An important aspect of the Company’s business strategy in the past has been growth through acquisitions or joint ventures and we may continue to acquire or make investments in complementary businesses, technologies, services or products.  There can be no assurance that we will be able to continue to identify and consummate acquisitions or joint ventures on satisfactory terms. Moreover, every acquisition and joint venture entails some degree of uncertainty and risk.  For example, we may be unsuccessful in identifying and evaluating business, legal or financial risks as part of the due diligence process associated with a transaction. In addition, some acquisitions will have contingent consideration components that may require the Company to pay additional amounts in the future in relation to future performance results of the acquired business.  If we do not properly assess these risks, or if we fail to realize the benefits from one or more acquisitions, our business, results of operations and financial condition could be adversely affected.

We may be unsuccessful in integrating any acquired operations with our existing business.

We may experience difficulties in integrating operations acquired from other companies.  These difficulties include the diversion of management’s attention from other business concerns and the potential loss of key employees of the acquired operations.  Acquisitions also frequently involve significant costs, often related to integrating information technology, accounting and management services and rationalizing personnel levels.  If we experience difficulties in integrating one or more acquisitions, our business, results of operations and financial condition could be adversely affected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs(1)

July 1-31, 2006	10,000	$26.92	10,000	11,364,200
August 1-31, 2006	2,763,600	$27.09	2,763,600	8,600,600
September 1-30, 2006	2,156,900	$27.04	2,156,900	6,443,700
Total	4,930,500	$27.07	4,930,500	6,443,700

(1)    In January 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000,000 shares.  As of September 30, 2006, 6,443,700 shares remained available for repurchase under the January 2006 program.  Unless terminated earlier by resolution of the Company’s Board of Directors, this program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  See Note 13 of our Notes to Condensed Consolidated Financial Statements (Unaudited) for further details.

Item 6.  Exhibits

(a)                           Exhibits:

Exhibit Number	Description of Exhibits
10.1

Amended and Restated Agreement of Limited Liability Company of IMS Health Licensing Associates, L.L. C. by and among IMS Health Incorporated, Coordinated Management Systems, Inc., IMS AG, Utrecht-America Finance Co. and Edam, L.L.C., dated as of July 1, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2006).

10.2

Fourth Amended and Restated IMS Health Guaranty made by IMS Health Incorporated in favor of Utrecht-America Finance Co. and Edam, L.L.C., dated as of July 1, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on July 6, 2006).

10.3

$1,000,000,000 Credit Agreement, dated as of July 27, 2006, by and among IMS Health Incorporated, as a borrower, IMS AG, as a borrower, IMS Japan K.K, as a borrower, the lenders party thereto, Wachovia Bank, National Association, as administrative agent, Barclays Bank PLC and ABN Amro Bank N.V., as co-syndication agents, Suntrust Bank and Bank of America, N,A., as co-documentation agents, and Wachovia Capital Markets, LLC, as lead arranger and sole book runner (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2006).

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

IMS Health Incorporated

	By:	/s/ Leslye G. Katz
Date: November 3, 2006		Leslye G. Katz
Vice President and Controller
(principal accounting and acting principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1

Amended and Restated Agreement of Limited Liability Company of IMS Health Licensing Associates, L.L. C. by and among IMS Health Incorporated, Coordinated Management Systems, Inc., IMS AG, Utrecht-America Finance Co. and Edam, L.L.C., dated as of July 1, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2006).

10.2

Fourth Amended and Restated IMS Health Guaranty made by IMS Health Incorporated in favor of Utrecht-America Finance Co. and Edam, L.L.C., dated as of July 1, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on July 6, 2006).

10.3

$1,000,000,000 Credit Agreement, dated as of July 27, 2006, by and among IMS Health Incorporated, as a borrower, IMS AG, as a borrower, IMS Japan K.K, as a borrower, the lenders party thereto, Wachovia Bank, National Association, as administrative agent, Barclays Bank PLC and ABN Amro Bank N.V., as co-syndication agents, Suntrust Bank and Bank of America, N,A., as co-documentation agents, and Wachovia Capital Markets, LLC, as lead arranger and sole book runner (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2006).

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002