Form 10-K
period 2006-12-31
IMS HEALTH INC
filed 2007-02-26
CIK 1058083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-14049

IMS Health Incorporated

(Exact name of registrant as specified in its charter)

Delaware	06-1506026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
901 Main Avenue, Norwalk, Connecticut	06851
(Address of principal executive offices)	(Zip Code)
(203) 845-5200
(Registrant’s telephone number, including area code)
1499 Post Road, Fairfield, Connecticut 06824
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐    No ☒

As of June 30, 2006, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $5,410 million based on the closing transaction price on the New York Stock Exchange Composite Tape.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at February 15, 2007
Common Stock, $.01 par value per share	195,144,809 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 4, 2007, are incorporated into Part III of this Form 10-K.

The Index to Exhibits is located on Pages 106 to 117

PART I

Except where the context indicates otherwise, when we use the terms “IMS,” “Company,” “we,” “us” and “our,” we mean IMS Health Incorporated and all subsidiaries consolidated in the financial statements contained or incorporated by reference herein.

Item 1.                        Business

IMS is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. We offer leading-edge market intelligence products and services that are integral to our clients’ day-to-day operations, including portfolio optimization capabilities; launch and brand management solutions; sales force effectiveness innovations; managed care and consumer health offerings; and consulting and services solutions that improve ROI and the delivery of quality healthcare worldwide. Our information products are developed to meet our clients’ needs by using data secured from a worldwide network of suppliers in more than 100 counties. Our key information products include:

•       Sales Force Effectiveness to optimize sales force productivity and territory management;

•       Portfolio Optimization to provide clients with insights into market opportunity and business development assessment; and

•       Launch, Brand Management and Other to support client needs relative to market segmentation and positioning, life cycle management for prescription and consumer health pharmaceutical products and health economics and outcomes research offerings.

Within these key information products, we provide consulting and services that use in-house capabilities and methodologies to assist pharmaceutical clients in analyzing and evaluating market trends, strategies and tactics, and to help in the development and implementation of customized software applications and data warehouse tools.

IMS was incorporated under the laws of the State of Delaware in 1998 and we have operations in more than l00 countries. Until December 21, 2004, we also owned an approximately 25% equity interest in The TriZetto Group, Inc. (see Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K).

Segment financial information, including financial information about domestic and foreign generated revenue, is set forth in Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Additional information regarding changes to and the development of our business is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 1, 2, 3, 4, 5, 8, 16 and 19 to the Consolidated Financial Statements in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.

IMS

We provide critical business intelligence, including information, analytics and consulting services to the pharmaceutical and healthcare industries worldwide. Our market intelligence products and services serve our clients’ needs which we group into three broad areas: sales force effectiveness, portfolio optimization, and launch, brand management and other. We provide information services covering more than 100 countries and maintain offices in 76 countries on six continents, with approximately 63% of our total 2006 revenue generated outside the United States.

OUR PRODUCTS AND SERVICES

SALES FORCE EFFECTIVENESS OFFERINGS.   Our Sales Force Effectiveness offerings represented approximately 47% of our worldwide revenue in 2006. Sales Force Effectiveness offerings provide our customers with innovative solutions to enhance market share and revenue potential using sub-national sales and prescription intelligence, easy-to-use access tools and an array of consulting services. Using a total solutions approach, IMS Sales Force Effectiveness drives smart business decisions, shapes sales management and marketing strategies, and supports critical sales tactics to maximize market position and overall performance. Offering actionable insight for markets worldwide, services within the Sales Force Effectiveness business area provide in-depth intelligence that support the planning, development and execution of critical business processes, including segmentation and targeting, sales force sizing and deployment, performance assessment and compensation, and territory management. The IMS Sales Force Effectiveness offerings provide the in-depth information, market intelligence and analysis that empower our customers’ sales managers and enhance the effectiveness of their sales teams.

Our principal Sales Force Effectiveness offerings are as follows:

•       Sales Territory Reporting Services.   Sales territory reporting is the principal sales management service that we offer to our pharmaceutical clients. Sales territory reports can be precisely tailored for each client and measure the sales of a client’s own products and those of competitors within specified geographical configurations. These reports are designed to provide marketing and sales managers with a reliable measurement of each salesperson’s activity and effectiveness in his or her sales territory. Our sales territory reporting services cover more than 29 countries and are used by our customers for applications such as sales-force compensation, resource allocation, territory alignment, market analyses and distribution management. We make reports available to clients in a variety of frequencies, such as on a weekly, monthly and quarterly basis. In the United States, sales territory reports from our DDDTM service allow pharmaceutical clients to track the flow of sales for their products and those of their competitors to various levels of geography and channels of distribution. Our DDD database contains data on sales of pharmaceutical products through all distribution channels, including direct sales by pharmaceutical manufacturers and indirect sales through drug wholesalers, mail service distributors, warehousing chains and other specialty distributors.

•       Prescription Tracking Reporting Services.   Our prescription tracking reporting services are designed to monitor prescription activity and to track the movement of pharmaceutical products out of retail channels. Prescription tracking services are used by pharmaceutical companies to facilitate product marketing at the prescriber level. In the United States, our Xponent® service monitors prescription activity from retail pharmacies, long-term care and mail service pharmacies using a patented statistical methodology to project the prescription activity of nearly 1.4 million individual prescribers on a weekly and monthly basis. Xponent is available in 6 European countries. The European Xponent database is built from prescription data collected from retail pharmacies and coding centers, which are linked to the geographical area in which the prescription was written. We also offer Early ViewTM, a sales optimization solution, providing weekly prescriber level activity, highlighting competitive prescribing trends for clients’ key prescribers directly to clients’ sales representatives electronically. IMS Healthcare Professional Spheres provide clients with timely and comprehensive information on 2.4 million healthcare professionals, including healthcare professionals’ names, addresses, organizational affiliations, license numbers and expiration dates and authorization statuses. IMS Healthcare Professional Spheres is used by our customers as the foundation upon which they build their Customer Master, an integral part of any successful data warehouse or CRM system.

•       Sales & Account Management and Other Consulting & Services.   Our Sales & Account Management practice focuses on helping customers assess the effectiveness of their sales strategies and better design and deploy their sales forces. Using evidence-based research, our offerings in this practice help clients better segment their customer base, determine the optimal size and structure of their sales force based on that segmentation, and design call plans that optimally deploy the various sales resources across channels to better meet their customers’ needs and increase their sales force effectiveness. Our Information Management practice helps clients organize, integrate, warehouse and analyze valuable data assets from multiple sources. We also provide Client Services within this business line. Along with product set-up, installation and implementation, Client Services provides customer training and a variety of ongoing, post-sales services.

PORTFOLIO OPTIMIZATION OFFERINGS.   Portfolio Optimization offerings represented approximately 29% of our worldwide revenue in 2006. IMS Portfolio Optimization provides customers with the intelligence and tools to identify and optimize pharmaceutical product portfolios, including currently marketed products and the new product pipeline. Providing a comprehensive range of offerings, Portfolio Optimization enables customers to evaluate, assess, understand, and implement strategies and tactics to improve bottom-line performance and set the course for the future. Integrating prescriptions, sales, disease/treatment, and industry intelligence, the Portfolio Optimization services provide a comprehensive picture of the worldwide market. From a national viewpoint down to regional and local level data, customers can complete a thorough market analysis, exploring all options to set the pace for brand leadership. Using in-depth business intelligence, analysis and forecasting, IMS offerings provide customers with the facts, interpretation and guidance to make the best portfolio optimization decisions.

Our principal Portfolio Optimization offerings include the following:

•       Pharmaceutical Audits.   These audits measure the sale of pharmaceutical products into pharmacies, supplemented in some countries by data collected from dispensing physicians, retail chains and discount stores. These audits contain data projected to national estimates, showing product sales by therapeutic class broken down by package size and dosage form. We publish pharmaceutical audits covering over 80 countries.

•       Medical Audits.   These audits are based on information collected from panels of practicing office-based physicians and contain projected national estimates of the number of consultations for each diagnosed disease with details of the therapy prescribed. These audits also analyze the use physicians make of individual drugs by listing the diseases for which they are prescribed, the potential therapeutic action the physician is expecting, other drugs prescribed at the same time, and estimates of the total number of drugs used for each disease. We publish medical audits covering 44 countries.

•       Hospital Audits.   These audits contain data projected to national and regional estimates and show the sale of pharmaceutical products to hospitals by therapeutic class. Related reports provide audits of laboratory diagnostic supplies, hospital supplies and hospital records. We publish hospital audits covering 49 countries.

•       Prescription Audits.   These audits analyze the rate at which drugs move out of the pharmacy and into the hands of the consumer, and measure both what is prescribed by physicians and what is actually dispensed at the pharmacy. We publish prescription audits covering 9 countries.

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

•       Other Portfolio Optimization Reports.   These include Market Research Publications including the Pharmaceutical World ReviewTM; personal care reports, which measure the sale of medical surgical device product purchases; and reports on bulk chemical shipments and molecules for research and development. We have developed, in certain countries, disease and treatment information at the patient level (in which information is not identifiable at the individual patient level) that gives participants in the healthcare industry new insights into the treatment of diseases. The availability, scope and frequency of the foregoing reports vary on a country-by-country basis.

•       Consulting & Services.   Consultants in our Management Consulting group, and particularly its Performance Management practice, develop and track key business metrics to assist clients on a wide range of strategic issues relating to Portfolio Optimization. As with our Sales Force Effectiveness business line, our Information Management consulting group helps clients organize, analyze and warehouse valuable data assets from multiple sources related to their portfolios. We also provide Client Services within this business line. Along with product set-up, installation, and implementation of our offerings, Client Services includes customer training and a variety of ongoing, post-sales services.

LAUNCH, BRAND MANAGEMENT AND OTHER OFFERINGS.   Launch, Brand Management and Other Offerings represented approximately 24% of our worldwide revenue in 2006. Launch and Brand Management offerings combine information, analytical tools, and consulting and services to address client needs relevant to each stage in the lifecycle of their pharmaceutical brands. The areas covered include: brand planning, which helps our clients with market assessment and forecasting, market segmentation and product positioning; pricing & market access, which helps our clients to effectively price and drive market access for their products as well as assess the health economics and real world health outcomes associated with products; promotion management, which helps our clients measure, assess effectiveness and optimize promotion investment, channel mix and messaging; and, performance management, which helps our clients measure diagnosis and optimization for new product launches.

Offerings under Launch and Brand business line include:

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

We also provide other products and services in the following areas:

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

OUR DATA SUPPLIERS

Over the past five decades, we generally have developed and maintained strong relationships with our data suppliers in each market in which we operate. We have historical connections with many of the relevant trade associations and professional associations, including for example, in the United States, where we have been designated as a database licensee by the American Medical Association (referred to in this document as AMA) for use and sublicensing of the AMA’s physician database. As the supply of pharmaceutical data is critical to our business, we devote significant human and financial resources to our data collection efforts.

OUR CUSTOMERS

Sales to the pharmaceutical industry accounted for substantially all of our revenue in 2006, 2005 and 2004. All major pharmaceutical and biotechnology companies are our customers, and many of these companies subscribe to reports and services in several countries. Our customer base is broad in scope and enables us to avoid dependence on any single customer. None of our customers accounted for more than 10% of our gross revenues in 2006, 2005 or 2004.

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

OUR INTELLECTUAL PROPERTY

We own and control a number of trade secrets, confidential information, trademarks, trade names, copyrights, patents, patent applications and other intellectual property rights which, in the aggregate, are of material importance to our business. We own two significant U.S. patents relating to our Xponent product, U.S. Patent Nos. 5,420,786 and 5,781,893, which will expire in 2012 and 2015, respectfully. We also have numerous trade secrets relating to data processing that are of material importance to our business. Management believes that the “IMS” name and related names, marks and logos are of material importance to us. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. The technology and other intellectual property rights licensed by us are of importance to our business, although our management believes that our business, as a whole, is not dependent upon any one intellectual property or group of such properties.

The names of our products and services referred to in this document are trademarks, service marks, registered trademarks or registered service marks owned by or licensed to us.

OUR EMPLOYEES

We had approximately 7,400 employees worldwide as of December 31, 2006. Almost all of these employees are full-time. None of our U.S. employees are represented by a union. In Austria, Belgium, France, Germany, Italy, the Netherlands and Spain, we have Works Councils, which are a legal requirement in those countries. We also have a European Works Council, which is a requirement under European Union laws. Management considers its relations with our employees to be good and to have been maintained in a normal and customary manner.

AVAILABLE INFORMATION

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically files such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). Also posted on our website, and available in print upon the request of any shareholder to our Investor Relations Department, are our certificate of incorporation and by-laws, the charters for our Audit Committee, Human Resources Committee and Nominating and Governance Committee, our Corporate Governance Guidelines, our Policy on Business Conduct governing our directors, officers and employees, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Guidelines for Determining Director Independence and our Policy and Procedures Governing Related-Person Transactions. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment to the Policy on Business Conduct or the Code of Ethics for Principal Executive Officer and Senior Financial Officers or any waiver of either such policy applicable to any of our senior financial officers, executive officers or directors. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we make public orally, telephonically, by webcast, by broadcast or similar means. Our Internet address is

http://www.IMSHEALTH.com and the information described above can be found in the Investors section of that website. Our Investor Relations Department can be contacted at IMS Health Incorporated, 901 Main Avenue, Norwalk, Connecticut 06851, Attn: Investor Relations: (203) 845-5200, e-mail: askir@imshealth.com.

Item 1A.                Risk Factors

In addition to the other information included or incorporated by reference into this Annual Report on Form 10-K, including the matters addressed under the caption “Forward-Looking Statements,” set forth below are some of the risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make.

Our data suppliers might restrict our use of or refuse to license data, which could lead to our inability to provide certain products or services.

Our products and services incorporate data that we collect from third parties. These suppliers of data may increase restrictions on our use of such data, fail to adhere to our quality control standards or refuse altogether to license the data to us. For example, in 2002 certain of our data suppliers in Japan began withholding certain data from us. This interruption in data supply led us to discontinue one of our Japanese products and adversely affected our operating results. If the suppliers of a significant amount of data that we use for one or more of our products or services were to impose additional contractual restrictions on our use of or access to data, fail to adhere to our quality control standards, or refuse to provide data, now or in the future, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenue, net income and earnings per share.

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

We operate globally, deriving approximately 63% of our 2006 revenue from non-United States operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar increase the volatility of U.S. dollar-denominated operating results. Emerging markets currencies tend to be considerably less stable than those in established markets, which may further contribute to volatility in our U.S. dollar-denominated operating results.

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

An important aspect of our business strategy in the past has been growth through acquisitions or joint ventures and we may continue to acquire or make investments in complementary businesses, technologies, services or products. There can be no assurance that we will be able to continue to identify and consummate acquisitions or joint ventures on satisfactory terms. Moreover, every acquisition and joint venture entails some degree of uncertainty and risk. For example, we may be unsuccessful in identifying and evaluating business, legal or financial risks as part of the due diligence process associated with a transaction. In addition, some acquisitions will have contingent consideration components that may require us to pay additional amounts in the future in relation to future performance results of the acquired business. If we do not properly assess these risks, or if we fail to realize the benefits from one or more acquisitions, our business, results of operations and financial condition could be adversely affected.

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

Disruptions in commerce could adversely affect our business.

Commerce could be disrupted by various political, economic, world health or other conditions. Examples of such disruptions that could adversely affect our business include:

•       terrorist activity, the threat of such activity, and responses to and results of such activity and threats, including but not limited to effects, domestically and/or internationally, on us, our personnel and facilities, our customers and suppliers, financial markets and general economic conditions; and

•       an outbreak of SARS, avian influenza (Bird Flu) or other epidemic, the fear of such an epidemic, and responses to and results of such an epidemic or fear thereof, including but not limited to effects, domestically and/or internationally, on us, our personnel and facilities, our customers and suppliers, financial markets and general economic conditions.

If such disruptions result in cancellations of or reductions in customer orders or contribute to a general decrease in economic activity, or directly impact our marketing, production, financial and logistics functions, our results of operations and financial condition could be materially adversely affected.

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

Item 1B.               Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our 2006 fiscal year.

Item 2.                        Properties

Our executive offices are located at 901 Main Avenue, Norwalk, Connecticut in a leased property (approximately 35,000 square feet).

Our property is geographically distributed to meet our sales and operating requirements worldwide. Our properties and equipment are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized.

Our owned properties located within the United States include two facilities. These properties are located in Plymouth Meeting (approximately 212,000 square feet) and West Norriton, Pennsylvania (approximately 17,000 square feet).

Our active owned properties located outside the United States include: one property in each of Buenos Aires, Argentina (approximately 12,000 square feet); Brussels, Belgium (25,000 square feet); Santiago, Chile (approximately 4,000 square feet); Caracas, Venezuela (approximately 4,000 square feet); and London (approximately 102,000 square feet).

Our operations are also conducted from nineteen leased offices located throughout the United States and 101 leased offices in non-United States locations.

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

LEGACY AND RELATED MATTERS

D&B Legacy and Related Tax Matters

Sharing Disputes.   In 1996 the company then known as The Dun & Bradstreet Corporation (“D&B”) and now known as R.H. Donnelley Corporation (“Donnelley”) separated into three public companies by spinning-off ACNielsen Corporation (“ACNielsen”) and the company then known as Cognizant Corporation (“Cognizant”) and now known as Nielsen Media Research, Inc., a subsidiary of The Nielsen Company, formerly known as VNU N.V. (“NMR”) (the “1996 Spin-Off”). The agreements effecting the 1996 Spin-Off allocated tax-related liability with respect to certain prior business transactions (the “Legacy Tax Controversies”) between D&B and Cognizant. The D&B portion of such liability is now shared among Donnelley and certain of its former affiliates (the “Donnelley Parties”), and the Cognizant portion of such liability is shared between NMR and the Company pursuant to the agreements effecting Cognizant’s spin-off of the Company in 1998 (the “1998 Spin-Off”).

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

On August 14, 2006, the Donnelley Parties commenced arbitration regarding one of these disputes (referred to herein as the “Dutch Partnership Dispute”) by filing a Notice of Arbitration and Statement of Claim (the “Donnelley Statement”) with the American Arbitration Association International Center for Dispute Resolution (the “AAA”). In the Donnelley Statement, the Donnelley Parties claim that the Company and NMR collectively owe approximately an additional $10,800 with respect to the Dutch Partnership Dispute; (if determined liable, the Company’s share of this amount would be approximately $5,400 (tax and interest, net of federal income tax benefit)). On October 16, 2006, the Company and NMR filed a Statement of Defense denying all claims made by the Donnelley Parties in the Donnelley Statement. The parties are currently engaged in discovery in this arbitration.

The Company accrued approximately $24,900 for the Dutch Partnership Dispute and the remaining disputes in 2006. During  2006, the Company made payments with regard to one of the disputes of approximately $5,900 (including tax and interest, net of federal income tax benefit) related to certain 1995 and 1996 shared state and local legacy tax liabilities. As of December 31, 2006 the Company has a reserve of approximately $20,200 for the remainder of these matters. The Company intends to vigorously defend itself with respect to the Dutch Partnership Dispute and the remaining disputes.

The Partnership (Tax Year 1997).   The IRS is seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense with respect to a partnership now substantially owned by the Company (the “Partnership”) on the Partnership’s 1997 tax return. During 1997, the Partnership was substantially owned by Cognizant, but liability for this matter was allocated to the Company pursuant to the agreements effecting the 1998 Spin-Off. The Company has filed a formal protest relating to the proposed assessment for 1997 with the IRS Office of Appeals. The Company is attempting to resolve this matter in the administrative appeals process before proceeding to litigation if necessary. If the IRS were to ultimately prevail in its position, the Company’s liability (tax and interest, net of tax benefit) with respect to tax year 1997 would be approximately $20,300, which amount the Company had reserved in current accrued income taxes payable at December 31, 2006.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT*

Officers are appointed by the Board of Directors to hold office until their respective successors are chosen and qualified. Listed below are the executive officers of IMS at February 13, 2007 and brief summaries of their business experience during the past five years.

Name	Title	Age
David R. Carlucci	Chairman, Chief Executive Officer and President**	52
Gilles V. J. Pajot	Executive Vice President and Chief Operating Officer	57
Bruce F. Boggs	Senior Vice President Global Marketing and External Affairs	54
Leslye G. Katz	Senior Vice President and Chief Financial Officer	52
Kevin S. McKay	Senior Vice President, Customer Delivery and Development	53
Robert H. Steinfeld	Senior Vice President, General Counsel and Corporate Secretary	52
Jeffrey J. Ford	Vice President and Treasurer	41
Marie B. Sonde	Vice President—Global Human Resources	42
John R. Walsh	Vice President—Corporate Development	52
Kevin C. Knightly	President, IMS Europe, Middle East and Africa (“EMEA”)	45
William J. Nelligan	President, IMS Americas	46

*                    Set forth as a separate item pursuant to Item 401(b) of the Securities and Exchange Commission’s Regulation S-K.

**             Member of the Board of Directors.

Mr. Carlucci was appointed Chairman, Chief Executive Officer and President of IMS in April, 2006, Chief Executive Officer and President in January, 2005 and President and Chief Operating Officer in October, 2002. Before joining IMS, Mr. Carlucci was General Manager, IBM Americas, which comprises all of IBM’s sales and distribution operations in the U.S., Canada and Latin America from January, 2000 until January, 2002. Prior to that, Mr. Carlucci held roles of increasing responsibility at IBM, including General Manager, IBM’s S/390 Division from January, 1998 to January, 2000; Chief Information Officer from February, 1997 to January, 1998; General Manager, IBM Printing Systems Company from July, 1995 to January, 1997; Vice President, systems, industries and services, Asia Pacific from January, 1993 to July, 1995; and Vice President, marketing and channel management, IBM Personal Computer Company—North America from February, 1990 to December, 1992. He joined IBM in 1976 as a Sales Representative.

Mr. Pajot was appointed Executive Vice President and Chief Operating Officer in January, 2007. Mr. Pajot was Executive Vice President and President, Global Business Management from January, 2006 until January, 2007. From November, 2000 until January, 2006, Mr. Pajot was Executive Vice President and President, IMS EMEA. He joined the Company as President of IMS EMEA Region in December, 1997. Previously, Mr. Pajot worked for 20 years with Pharmacia & Upjohn and its predecessor company, serving as Senior Vice President at Pharmacia & Upjohn from July, 1997 to December, 1997, with responsibility for global restructuring initiatives following the 1995 merger of Pharmacia & Upjohn. From November, 1995 to July, 1997, he was Senior Vice President of Pharmacia & Upjohn’s Europe, Middle East and Africa Region. Prior to that, he served as Executive Vice President, Worldwide Pharmacia AB from September, 1994 to November, 1995.

Mr. Boggs was appointed Senior Vice President Global Marketing and External Affairs in November, 2006. From January, 2004 to November, 2006, Mr. Boggs was Senior Vice President and President, IMS Americas. He joined IMS in August, 2002 as Senior Vice President of U.S. Sales. Before joining IMS, Mr. Boggs was General Manager for IBM’s Personal Systems Group—Americas, from September, 1998 to August, 2002. Prior to that, he held roles of increasing responsibility at IBM, including Director, Health and Public Sector Industries, General Manager of Healthcare for North America, and Corporate Director of Strategic Development. Mr. Boggs joined IBM in 1976 as a Marketing Representative.

Ms. Katz was appointed Senior Vice President and Chief Financial Officer in January, 2007. She served as Vice President and Controller of IMS from October, 2001 to January, 2007. Prior to that, Ms. Katz served as Vice President and Chief Financial Officer of American Lawyer Media, Inc., a legal journalism and information company, from September, 1998 to July, 2001. She was Vice President and Treasurer of Cognizant Corporation from August, 1996 to August, 1998. Ms. Katz held a number of senior financial management positions at The Dun & Bradstreet Corporation from 1980 to 1996.

Mr. McKay was appointed Senior Vice President, Customer Delivery and Development in April, 2004. Mr. McKay joined IMS in September, 2003 as Senior Vice President, Business Transformation. Prior to joining IMS, Mr. McKay was Chief Executive Officer of Verticalnet, Inc., a provider of supply management software and services, from April, 2002 until December, 2002. From November, 2000 until April, 2002, Mr. McKay was Chief Executive Officer of Capita Technologies, a technology service provider. From August, 1998 until April, 2000, Mr. McKay was Chief Executive Officer of SAP America, Inc. Mr. McKay joined SAP America, Inc. in June, 1995 as Chief Financial Officer and served as Chief Financial Officer and Chief Operating Officer of that company from December, 1995, until August, 1998. Prior to joining SAP, Mr. McKay was Executive Vice President and Corporate Controller at Sony Electronics. Prior to joining Sony, Mr. McKay was employed by the accounting firm Price Waterhouse for approximately twelve years.

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

Mr. Ford was appointed Vice President and Treasurer in February, 2004. Prior to that, from October, 2001 to February, 2004, he served as Vice President and Chief Financial Officer of the IMS EMEA Region. Mr. Ford joined IMS in July of 1999, as Assistant Controller of IMS. Prior to joining IMS, Mr. Ford served for twelve years at the accounting firm of PricewaterhouseCoopers serving in various positions of increasing management responsibility.

Ms. Sonde was appointed Vice President, Global Human Resources in July, 2003. Prior to that, from January, 2001 through July, 2003, she served as Vice President, Global Compensation and Benefits. From August, 2000 until January, 2001, she was Vice President, Global Executive Compensation and Benefits, and from July, 1998 through August, 2000, she was Director, Executive Compensation. Ms. Sonde joined Cognizant Corporation in 1996 and served as Director, Financial Planning until July, 1998. Prior to that, she served in various finance and accounting positions for The Dun and Bradstreet Corporation from 1987 through 1996.

Mr. Walsh has served as Vice President, Corporate Development since February, 2004. From February, 2003 until February, 2004, he served as Vice President, Corporate Development and Treasurer. From July, 2002 until February, 2003, Mr. Walsh served as Vice President and Treasurer and from November, 2001 until July, 2002, he served as Vice President—Investor Relations and Treasurer.  From July, 1998 until November, 2001, he served as Vice President—Investor Relations. Mr. Walsh joined Cognizant Corporation in April, 1997 as Director—Financial Planning. Prior to that he served in various capacities in Finance for MCI Communications Corporation from 1985 to 1997.

Mr. Knightly was appointed President, EMEA in January, 2006. From 2003 until January, 2006, he served as Senior Vice President, Marketing and Major Markets, EMEA. From 2001 to 2003, Mr. Knightly was Senior Vice President of Operations IMS Europe and from 1998 to 2001 he was Chief Financial

Officer of IMS Europe. From 1994 until his transfer to Europe, Mr. Knightly served as Chief Financial Officer of IMS America. He joined IMS as Vice President Finance, Market Research Division of IMS America in 1991. Prior to that, Mr. Knightly held a number of senior financial management positions at The Dun & Bradstreet Corporation from 1988 to 1991.

Mr. Nelligan was appointed President, IMS Americas in November, 2006. From July, 2004 until November, 2006, Mr. Nelligan served as Senior Vice President, Strategic Partners, IMS Americas. Prior to that, Mr. Nelligan served as President, IMS Asia Pacific from December, 2001 until July, 2004. Mr. Nelligan joined IMS as Senior Vice President, Emerging Markets in September, 2000. Before joining IMS, Mr. Nelligan served as vice president of Wind Corporation, a global sourcing service provider in the hardware component marketplace from 1999 until 2000. Prior to that, he was a director of international business for Goodway Technologies, an industrial products manufacturer from 1997 until 1999. From 1989 to 1997, Mr. Nelligan held various sales and marketing and international business development positions with Medical Economics, Inc. a member of the Thomson Healthcare Information Group, an operating unit of Thomson Corporation.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our Common Stock is traded is the NYSE. Information relating to the high and low sales prices per share of our Common Stock for each full quarterly period during 2005 and 2006 is set forth under the heading “IMS Health Common Stock Information” in Part II, Item 7 of this Annual Report on Form 10-K. As of February 15, 2007, there were 4,452 holders of record of our Common Stock.

Information relating to our payment of dividends during 2005 and 2006 is set forth under the heading “Dividends” in Part II, Item 7 of this Annual Report on Form 10-K.

The following table provides information about our purchase during the quarter ended December 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs(1)
October 1–31, 2006	—	—	—	6,443,700
November 1–30, 2006	—	—	—	6,443,700
December 1–31, 2006	—	—	—	16,443,700
Total	—	—	—	16,443,700

(1)          In January 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000,000 shares. As of December 31, 2006, 6,443,700 shares remained available for repurchase under the January 2006 program. Unless terminated earlier by resolution of our Board of Directors, this program will expire when we have repurchased all shares authorized for repurchase thereunder.

In December 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000,000 shares. As of December 31, 2006, 10,000,000 shares remained available for repurchase under the December 2006 program. Unless terminated earlier by resolution of our Board of Directors, this program will expire when we have repurchased all shares authorized for repurchase thereunder.

On January 29, 2007, we purchased 6,134,970 shares of our outstanding Common Stock pursuant to an accelerated share repurchase program.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

PERFORMANCE GRAPH

IMS HEALTH INCORPORATED
Comparison of Cumulative Total Return to Shareholders
December 31, 2001 to December 29, 2006

							Compound
							Annual
	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006	Return Rate
IMS HEALTH INCORPORATED	$100.00	$82.39	$128.59	$120.48	$129.81	$143.79	7.5%
Pharmaceutical Services Group(1)	100.00	86.12	93.55	91.81	118.56	115.14	2.9%
S&P 500 Pharmaceutical	100.00	79.96	86.99	80.55	77.85	90.18	-2.0%
S&P 500	100.00	77.90	100.23	111.10	116.57	134.96	6.2%

Notes:

(1)             The Pharmaceutical Services Group consists of Cardinal Health, Covance, Dendrite International, and McKesson. NDCHealth is included through 12/31/2005. In January 2006, NDC was acquired by Per-Se who has agreed to be acquired by McKesson.

The cumulative total shareholder return graph and accompanying information set forth above is being furnished and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of such section. The cumulative total shareholder return graph and accompanying information set forth above shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

Item 6.                        Selected Financial Data

The Selected Financial Data table is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars and shares in thousands, except per share data.

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes.

Executive Summary

OUR BUSINESS

IMS Health Incorporated (“we,” “us” or “our”) is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. We offer leading-edge market intelligence products and services that are integral to our clients’ day-to-day operations, including portfolio optimization capabilities;

launch and brand management solutions; sales force effectiveness innovations; managed care and consumer health offerings; and consulting and services solutions that improve ROI and the delivery of quality healthcare worldwide. Our information products are developed to meet client needs by using data secured from a worldwide network of suppliers in more than 100 countries. Key information products include:

•       Sales Force Effectiveness to optimize sales force productivity and territory management;

•       Portfolio Optimization to provide clients with insights into market opportunity and business development assessment; and

•       Launch, Brand Management and Other to support client needs relative to market segmentation and positioning, life cycle management for prescription and consumer health pharmaceutical products and health economics and outcomes research offerings.

Within these business lines, we provide consulting and services that use in-house capabilities and methodologies to assist pharmaceutical clients in analyzing and evaluating market trends, strategies and tactics, and to help in the development and implementation of customized software applications and data warehouse tools.

We operate in more than 100 countries. Until December 21, 2004, we also owned approximately a 25% equity interest in the TriZetto Group, Inc. (“TriZetto”) (see Note 8 to the Consolidated Financial Statements).

We manage on a global business model with global leaders for the majority of our critical business processes and accordingly have one reportable segment.

We believe that important measures of our financial condition and results of operations include operating revenue, constant dollar revenue growth, operating income, constant dollar operating income growth, operating margin and cash flows.

PERFORMANCE OVERVIEW

Our 2006 operating revenues of $1,958,588 grew 11.6% from operating revenues of $1,754,791 in 2005. The increase in our operating revenue resulted from growth in revenue in all three of our business lines. Our operating income grew 5.6% to $444,186 in 2006 as compared to $420,820 in 2005. The growth in operating income was a result of increased operating revenues, partially offset by increases in operating costs, external-use software amortization, selling and administrative expenses and depreciation and other amortization, as discussed below.

Our net income was $315,511 in 2006 as compared to $284,091 in 2005, due to growth in Operating Income as well as the Non-Operating Income, net items discussed below and certain tax items as discussed in Note 13 of the Consolidated Financial Statements. Our fully diluted earnings per share of Common Stock was $1.53 for 2006, a $0.31 per share increase compared with 2005.

Results of Operations

RECLASSIFICATIONS.   Certain prior-year amounts have been reclassified to conform to the 2006 presentation.

REFERENCES TO CONSTANT DOLLAR RESULTS.   We report results in U.S. dollars but we do business on a global basis. Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. dollars and have important effects on our results. In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms. We believe this information facilitates a comparative view of business growth. In 2006, the

U.S. dollar was generally stronger against other currencies for the first half of the year and generally weaker in the second half of the year compared to 2005. As a result, growth at constant dollar exchange rates was generally lower than growth at actual currency exchange rates. See “How Exchange Rates Affect Our Results” below for a more complete discussion regarding the impact of foreign currency translation on our business.

	Years ended December 31,			% Variance
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Operating Revenue	$1,958,588	$1,754,791	$1,569,045	11.6%	11.8%
Operating costs	849,659	759,089	668,144	11.9	13.6
External-use software amortization	43,297	39,142	36,199	10.6	8.1
Selling and administrative expenses	541,645	452,331	384,016	19.7	17.8
Depreciation and other amortization	73,785	65,481	57,335	12.7	14.2
Severance, impairment and other charges	—	—	36,890	—	—
Merger costs	6,016	17,928	—	(66.4)	—
Operating Income	$444,186	$420,820	$386,461	5.6%	8.9%

Stock-Based Compensation Expense

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) was adopted on January 1, 2006, which now requires among other items, the recognition of stock option expense in the results of operations. The modified prospective transition method was elected; therefore, prior period results were not retrospectively adjusted. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the Common Stock on the grant date, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted stock units and stock option modifications. Historically, stock options have been granted to broad groups of employees on a discretionary basis. Beginning in fiscal 2006, employees are eligible to receive restricted stock units with a service condition of four years instead of stock options with a service condition of three years. Employees in more advanced leadership positions will continue to be eligible to receive restricted stock units which contain performance and service conditions.

As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the year ended December 31, 2006 are $39,753 lower and $27,804 lower, respectively,  than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 were $1.56 and $1.53, respectively, but would have been $1.69 and $1.66, respectively, if we had not adopted SFAS 123R. Stock-based compensation expense was $42,778 before taxes during the year ended December 31, 2006 and $40,523 before taxes during the year ended December 31, 2005. Stock-based compensation expense recognized in the results of operations for the year ended December 31, 2006 was $2,255 higher than the pro forma  amount determined under the fair value-based method and disclosed in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), for the comparable prior year. This increase was primarily due to higher fair value amounts attributed to the more recent awards, acceleration of the vesting of restricted stock units and stock options of one employee in an advanced leadership position due to retirement, and an increase in restricted stock unit amortization expense due to the timing of our annual employee stock awards.

OPERATING INCOME

Our operating income for 2006 increased 5.6% to $444,186 from $420,820 in 2005. The change was due to the increase in our operating revenue, partially offset by increases in our operating costs and selling and administrative expenses driven by increased cost of data, investments in consulting and services capabilities, the adoption of SFAS 123R and decreased merger costs, as discussed below. Excluding the effects of our adoption of SFAS 123R and merger costs, our non-GAAP operating income increased 11.7% on a reported basis and 11.5% in constant dollar terms.

Our operating income for 2005 increased 8.9% to $420,820 from $386,461 in 2004. The change was due to the increase in our operating revenue, partially offset by an increase in our operating costs and selling and administrative expenses driven by increased cost of data and investments in new products and consulting and services capabilities, as discussed below. Absent the impact of 2004 severance, impairment and other charges, and 2005 merger costs, our non-GAAP operating income increased by 3.6% at reported exchange rates and 4.1% in constant dollar terms.

OPERATING REVENUE

Revenue in 2005 reflects a reclassification between our three business lines to conform to the 2006 presentation.

Our operating revenue for 2006 grew 11.6% to $1,958,588 from $1,754,791 in 2005 and grew 11.8% in 2005 to $1,754,791 from $1,569,045 in 2004. On a constant dollar basis our operating revenue growth was 11.1% in 2006 and 11.7% in 2005. The increases in our operating revenue resulted from growth in revenue in all three of our business lines, together with the effect of currency translation. On a constant dollar basis, acquisitions completed in 2006 and 2005 contributed 2.3 percentage points of our operating revenue growth during 2006, while acquisitions completed in 2005 and 2004 contributed 4.0 percentage points of our operating revenue growth during 2005.

SUMMARY OF OPERATING REVENUE

	Years ended December 31,			% Variance 2006 vs. 2005		% Variance 2005 vs. 2004
	2006	2005	2004	Reported	Constant Dollar	Reported	Constant Dollar
Sales Force Effectiveness	$927,161	$846,505	$778,942	9.5%	9.0%	8.7%	8.5%
Portfolio Optimization	555,594	509,075	459,086	9.1	8.8	10.9	10.7
Launch, Brand and Other	475,833	399,211	331,017	19.2	18.3	20.6	20.4
Operating Revenue	$1,958,588	$1,754,791	$1,569,045	11.6%	11.1%	11.8%	11.7%

•       Sales Force Effectiveness The Americas, EMEA and Asia Pacific regions contributed about equally to the revenue growth in 2006 and 2005.

•       Portfolio Optimization EMEA contributed about three-quarters of the growth during 2006. In 2005, EMEA contributed more than half while the Americas and Asia Pacific each contributed approximately one quarter to the growth.

•       Launch, Brand Management and other The Americas contributed three-quarters of the total growth in 2006. The Americas and EMEA both contributed about half to the growth in 2005.

Consulting and services revenue, as included in the business lines above, was $359,525 for 2006, up 30.0% from $276,653 in 2005 (approximately 29% on a constant dollar basis). Approximately one-third of the consulting and services revenue growth for 2006 was attributable to acquisitions completed in 2005 and 2006. Consulting and services revenue was $276,653 in 2005, up 50.4% from $183,945 in 2004 (approximately 51.4% on a constant dollar basis). Approximately two-thirds of the consulting and services growth for 2005 was attributable to acquisitions completed during 2004 and 2005.

OPERATING COSTS

Our operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of our consulting and services offerings. Our operating costs grew 11.9% to $849,659 in 2006 from $759,089 in 2005. In 2005, our operating costs grew 13.6% to $759,089 from $668,144 in 2004.

•       SFAS 123R: The effect of the adoption of SFAS 123R increased our operating costs by approximately $6,000 in 2006 as compared to 2005 (See Note 12 to our Consolidated Financial Statements).

•       Foreign Currency Translation: The effect of foreign currency translation increased our operating costs by approximately $4,000 in 2006 as compared to 2005. The effect of foreign currency translation increased our operating costs by approximately $2,000 for 2005 as compared to 2004.

Excluding the effect of SFAS 123R and the change due to foreign currency translation, our operating costs grew 10.5% in 2006 as compared to 2005. Excluding the effect of the change due to foreign currency translation, our operating costs grew 13.3% in 2005 compared to 2004.

•       Data: Data costs increased by approximately $32,000 in 2006 as compared to 2005 and increased by approximately $37,000 in 2005 as compared to 2004.

•       Consulting and Services:  Consulting and services costs increased by $28,000 in 2006 compared to 2005 and increased by $57,000 in 2005 compared to 2004.

•       Production, Client Services and Other:  Production, client services and other costs increased by approximately $20,000 in 2006 compared to 2005 and decreased by approximately $4,000 in 2005 compared to 2004.

EXTERNAL-USE SOFTWARE AMORTIZATION

Our external-use software amortization charges represent the amortization associated with software we capitalized under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Our external-use software amortization charges grew 10.6% in 2006 to $43,297 from $39,142 in 2005, and grew 8.1% in 2005 to $39,142 from $36,199 in 2004.

SELLING AND ADMINISTRATIVE EXPENSES

Our selling and administrative expenses consist primarily of the expenses attributable to sales, marketing and administration, including human resources, legal, management and finance. Our selling and administrative expenses grew 19.7% in 2006, to $541,645 from $452,331 in 2005. Our selling and administrative expenses grew 17.8% in 2005, to $452,331 from $384,016 in 2004.

•       SFAS 123R: The effect of the adoption of SFAS 123R increased our selling and administrative expenses by approximately $33,000 in 2006 as compared to 2005 (See Note 12 to our Consolidated Financial Statements).

•       Foreign Currency Translation: The effect of foreign currency translation increased our selling and administrative expenses by approximately $4,000 for 2006 as compared to 2005. Excluding the effect of the change in foreign currency translation, our selling and administrative expenses grew 11.4% in

2006 compared to 2005. The effect of foreign currency translation increased our selling and administrative expenses by approximately $2,000 for 2005 as compared to 2004.

Excluding the effect of SFAS 123R and the change due to foreign currency translation, our selling and administrative expenses grew 11.4% in 2006 as compared to 2005. Excluding the effect of the change in foreign currency translation, our selling and administrative expenses grew 17.3% in 2005 compared to 2004.

•       Sales and Marketing: Sales and marketing expense increased by approximately $17,000 in 2006, compared to 2005 and increased by approximately $3,000 in 2005, compared to 2004.

•       Consulting and Services: Consulting and services expenses increased by approximately $28,000 in 2006, compared to 2005 and increased by approximately $22,000 in 2005, compared to 2004.

•       Administrative and Other: Administrative and other expenses increased by approximately $7,000 in 2006, compared to 2005 and increased by approximately $41,000 in 2005, compared to 2004.

DEPRECIATION AND OTHER AMORTIZATION

Our depreciation and other amortization charges increased 12.7% to $73,785 in 2006 from $65,481 in 2005, resulting from higher amortization of intangible assets recorded from acquisitions made during 2005 and 2006, and increased internal-use software amortization. Our depreciation and other amortization charges increased 14.2% to $65,481 in 2005 from $57,335 in 2004, resulting from higher amortization of intangible assets recorded from acquisitions made during 2004 and 2005, and increased internal-use software amortization.

SEVERANCE, IMPAIRMENT AND OTHER CHARGES

During the fourth quarter of 2004, we recorded a $36,890 pre-tax charge for severance, impairment and other charges, related to a plan to eliminate selected positions involved primarily in production and development. The charge consists of severance for approximately 600 employees. See Note 6 to the Consolidated Financial Statements.

MERGER COSTS

During 2005, we incurred merger costs of $17,928 for professional fees in connection with a proposed merger (which was ultimately terminated) with The Nielsen Company (“Nielsen”), formerly known as VNU N.V., a Dutch company. We incurred additional merger costs of $6,016 in 2006 for investment banker fees and expenses related to a payment received from Nielsen in accordance with the terms of the merger termination agreement (see Other Income (Expense), net below). See Note 17 to the Consolidated Financial Statements for a description of the events surrounding the terminated merger with Nielsen.

TRENDS IN OUR OPERATING MARGINS

Our operating margin for 2006 was 22.7%, as compared to 24.0% in 2005. The decrease in our operating margin is due to the adoption of SFAS 123R, partially offset by a $11,912 decrease in merger costs from 2005 to 2006. Excluding the effect of SFAS 123R in 2006 and merger costs in both 2006 and 2005, our non-GAAP operating margin would have remained constant at 25.0% in 2006 and 2005.

Our operating margin for 2005 was 24.0%, as compared to 24.6% in 2004. Excluding the 2005 merger costs and the 2004 charge for severance, impairment and other, our non-GAAP operating margin decreased from 27.0% in 2004 to 25.0% in 2005. The decrease in our operating margin was due to increased cost of data, continuing investments in new products and consulting and services capabilities, and operating income declines in Japan, primarily as a result of the costs incurred to ramp up sales of our new offerings.

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

NON-OPERATING INCOME (LOSS), NET

Our non-operating income, net decreased to a gain of $4,559 in 2006 from a net gain of $33,433 in 2005. Our non-operating income increased 19.5% to a net gain of $33,433 in 2005 from a net gain of $27,978 in 2004. The annual changes in non-operating income was due to the following factors:

•       Interest Expense, net: Net interest expense was $34,972 in 2006, compared with $12,715 in 2005, due to higher debt levels and higher interest rates. Net interest expense was $12,715 in 2005, compared with $11,680 in 2004, due to higher debt levels during the first half of the year and higher interest rates.

•       Gains from Investments, net: Gains from investments, net, amounted to a net gain of $2,250 in 2006 as compared to a net gain of $4,713 in 2005 and a net gain of $11,892 in 2004. The net gain in 2006 was primarily as a result of the sale of our investment in Allscripts Healthcare Solutions, Inc. The net gain in 2005 was due primarily to $1,690 of gains from the sale of investments, net of management fees and write-downs related to the assessment of other-than-temporary declines in the value of investments. In addition, we had gains from investments of $3,023 as a result of the divestiture of a 20% interest we had in a German company that was disposed of in connection with the acquisition of our remaining 50% interest in IHA.IMS Health GmbH (“IHA”).

•       Gain from Sale of TriZetto: On December 21, 2004, IMS and TriZetto entered into a share purchase agreement pursuant to which we sold to TriZetto all of the 12,142,857 shares of Common Stock, par value $0.001 per share, of TriZetto (“TriZetto Common Stock”) owned by us for an aggregate cash consideration of $81,964. We received $44,550 in December 2004 and the balance of $37,414 in January 2005. As such, the balance of $37,414 was included in Other current assets in our Consolidated Statements of Financial Position at December 31, 2004. As a result of the transaction, we recorded a pre-tax gain of $38,803 in 2004, and we no longer owned any shares of TriZetto Common Stock as of December 31, 2004. Prior to the sale of the TriZetto shares in December 2004, we had accounted for our investment in TriZetto under the equity method of accounting.

•       Other Income (Expense), net: Other income, net, decreased in 2006 to $37,281 from $41,435 in 2005, primarily due to foreign exchange losses of $6,074 in 2006 as compared to foreign exchange gains of $29,800 in 2005, partially offset by a $45,000 payment received in 2006 from Nielsen related to the terminated merger between IMS and Nielsen (see Note 17 to the Consolidated Financial Statements). Other income (expense), net, increased in 2005 to $41,435 from $(10,853) in 2004, primarily due to net foreign exchange gains of $29,800 in 2005, compared with net foreign exchange losses of $894 in 2004, and a reimbursement of $15,000 in 2005 from Nielsen for merger related costs incurred by us related to the terminated merger between IMS and Nielsen (see Note 17 to the Consolidated Financial Statements).

TAXES

Our effective tax rate was 29.7% in 2006, compared with 37.5% in 2005 and 31.2% in 2004. The effective tax rate for 2006 decreased compared to 2005 primarily due to a favorable U.S. partnership audit settlement of approximately $69,200 for the tax years 1998 through 2003 and a favorable U.S. corporate audit settlement of approximately $17,600 for the tax years 2000 through 2003.  The tax rate for 2006 was also impacted by approximately $27,650 of tax expense associated with a reorganization of certain non-U.S. subsidiaries, of which approximately $6,200 was incurred in the fourth quarter. Further, approximately $24,900 of tax expense was recorded in 2006 related to disputes between us and NMR, on the one hand, and Donnelley and certain of its former affiliates on the other hand, as to proper interpretation of, and allocation of tax liabilities under the 1996 Spin-Off agreements (See Note 16 to the Consolidated Financial Statements). The 2005 effective tax rate increased compared to 2004 primarily due to $40,600 of tax expense from the repatriation of $647,000 of foreign earnings back to the U.S. under the American Jobs Creation Act of 2004 (“AJCA”). This was partially offset by a favorable non-U.S. audit settlement of approximately $29,200. The effective tax rate in 2004 was decreased by approximately $15,100 primarily due to a favorable partial U.S. audit settlement.

For all periods presented, our effective tax rate was reduced as a result of global tax planning initiatives. While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate.

OPERATING RESULTS BY GEOGRAPHIC REGION

The following represents selected geographic information for the regions in which we operate as of and for the years ended December 31, 2006, 2005 and 2004.

	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total IMS
Year Ended December 31, 2006:
Operating Revenue(4)	$880,669	$812,876	$265,043	—	$1,958,588
Operating Income (Loss)(5)	$305,823	$121,337	$110,566	$(93,540)	$444,186
Total Assets	$648,989	$897,152	$178,284	$182,169	$1,906,594
Year Ended December 31, 2005:
Operating Revenue(4)	$779,855	$735,348	$239,588	—	$1,754,791
Operating Income (Loss)(5)	$292,195	$107,553	$106,170	$(85,098)	$420,820
Total Assets	$578,640	$791,210	$157,442	$445,728	$1,973,020
Year Ended December 31, 2004:
Operating Revenue(4)	$707,471	$654,336	$207,238	—	$1,569,045
Operating Income (Loss)(5)	$278,822	$105,510	$107,714	$(105,585)	$386,461
	$434,001	$1,020,115	$158,206	$278,384	$1,890,706

Notes to Geographical Financial Information:

(1)          Americas includes the United States, Canada and Latin America. Americas included Operating Revenue in the United States of $716,880, $633,117, and $571,245 in 2006, 2005, and 2004, respectively, and Total Assets of $519,913, $476,320, and $330,479 in 2006, 2005, and 2004, respectively.

(2)          EMEA includes countries in Europe, the Middle East and Africa.

(3)          Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region.

(4)          Operating Revenue relates to external customers and is primarily based on the location of the customer. The Operating Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)          Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability. The Operating Income amounts for the geographic segments include the impact of foreign exchange in converting results into U.S. dollars. For the year ended December 31, 2004, Severance, impairment and other charges of $6,979, $26,908, and $2,132 for the Americas, EMEA, and Asia Pacific, respectively, are presented in Corporate and Other.

AMERICAS REGION

Operating revenue growth in the Americas region was 12.9% in 2006 compared to 2005 and 10.2% in 2005 versus 2004. Excluding the effect of foreign currency translations, operating revenue grew 12.1% in 2006 compared to 2005 and 9.3% in 2005 compared to 2004. The growth in 2006 and 2005 was driven more than one half by Launch, Brand Management and Other business line and one quarter by Sales Force Effectiveness.

Operating income growth in the Americas region was 4.7% in 2006 compared to 2005 and 4.8% in 2005 versus 2004. The operating income growth reflects revenue growth in the region and foreign currency translations, partially offset by the adoption of SFAS 123R. Excluding the effect of foreign currency translations, operating income grew by 3.9% in 2006 as compared to 2005. Excluding the effect of SFAS 123R, after adjusting for currency, operating income grew 7.7% in 2006 as compared to 2005.

EMEA REGION

Operating revenue growth in the EMEA region was 10.5% in 2006 compared to 2005 and 12.4% in 2005 versus 2004. Excluding the effect of foreign currency translations, operating revenue grew 9.2% in 2006 compared to 2005 and 13.1% in 2005 compared to 2004. The growth in 2006 was driven by Sales Force Effectiveness and Portfolio Optimization, equally. The growth in 2005 was driven by all three of our business lines about equally.

Operating income in the EMEA region increased by 12.8% in 2006 compared to 2005 and 1.9% in 2005 versus 2004. The operating income growth reflects revenue growth in the region and foreign currency translations, partially offset by the adoption of SFAS 123R. Excluding the effect of foreign currency translations, operating income grew by 11.0% in 2006 as compared to 2005. Excluding the effect of SFAS 123R, after adjusting for currency, operating income grew 22.0% in 2006 as compared to 2005.

ASIA PACIFIC REGION

Operating revenue in the Asia Pacific region grew by 10.6% in 2006 as compared to 2005 and 15.6% in 2005 versus 2004. Excluding the effect of foreign currency translations, operating revenue grew 13.5% in 2006 compared to 2005 and 15.5% in 2005 compared to 2004. The revenue growth in 2006 was driven about three quarters by Sales Force Effectiveness. The growth in 2005 was driven about three quarters by Sales Force Effectiveness and one quarter by Portfolio Optimization.

Operating income in the Asia Pacific region increased by 4.1% in 2006 as compared to 2005 and decreased by 1.4% in 2005 versus 2004. The operating income growth in 2006 reflects revenue growth in the region and foreign currency translations, partially offset by the adoption of SFAS 123R. The 2005 decline in operating income in the region was due to costs incurred to bring the new Japan products and services to market and acquisitions. Excluding the effect of foreign currency translations, operating income grew by 7.3% in 2006 as compared to 2005. Excluding the effect of SFAS 123R, after adjusting for currency, operating income grew 9.7% in 2006 as compared to 2005.

How Exchange Rates Affect Our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results. We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations. In 2006, foreign currency translation increased U.S. dollar revenue growth by approximately 0.5 percentage points, while the impact on operating income growth was an approximate increase of 0.2 percentage points. In 2005, foreign currency translation increased U.S. dollar revenue growth by approximately 0.1 percentage point, while the impact on operating income growth was an approximate decrease of 0.5 percentage point.

Non-U.S. monetary assets and liabilities are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Swiss Franc. Where monetary assets and liabilities are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are charged or credited to Cumulative translation adjustment in the Consolidated Statements of Shareholders’ Equity. The effect of exchange rate changes during 2006 increased the U.S. dollar amount of Cash and cash equivalents by $5,110. The effect of exchange rate changes during 2005 decreased the U.S. dollar amount of Cash and cash equivalents by $14,254. The effect of exchange rate changes during 2004 increased the U.S. dollar amount of Cash and cash equivalents by $12,113.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $205,597 during 2006 to $157,346 at December 31, 2006 compared to $362,943 at December 31, 2005. The decrease reflects cash used in investing activities of $162,619 and cash used in financing activities of $404,207, partially offset by cash provided by operating activities of $356,119 and an increase in cash and cash equivalents of $5,110 due to the effects of exchange rate changes.

We currently expect that we will use our cash and cash equivalents primarily to fund:

•       development of software to be used in our new products and capital expenditures to expand and upgrade our information technology capabilities and to build or acquire facilities to house our growing business (we currently expect to spend approximately $115,000 to $125,000 during 2007 for software development and capital expenditures);

•       acquisitions (see Note 4 of the Consolidated Financial Statements);

•       share repurchases (see Note 15 of the Consolidated Financial Statements);

•       dividends to our shareholders (we expect 2007 dividends will be $0.12 per share or approximately $24,000);

•       payments for tax-related matters, including the D&B Legacy Tax Matters discussed further in Note 16 to our Consolidated Financial Statements. Payments for certain of the D&B Legacy Tax Matters could be up to approximately $32,900 in the 2007; and

•       pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $8,000 in 2007) (see Note 11 of the Consolidated Financial Statements).

Net cash provided by operating activities amounted to $356,119 for the year ended December 31, 2006, an increase in cash provided of $46,967 over the comparable period in 2005. The increase relates to higher net income, lower funding of accounts payable, accrued and other current liabilities, and accrued severance, impairment and other charges, partially offset by the funding of accounts receivable, inventory, and prepaid and other current assets. Cash invested in accounts receivable was driven by the increase in revenues. Our DSO (days sales outstanding) was generally flat year over year.

Net cash used in investing activities amounted to $162,619 for the year ended December 31, 2006, a decrease in cash used of $105,197 over the comparable period in 2005. The decrease relates to lower payments for acquisitions (see Note 4 of the Consolidated Financial Statements) and capital expenditures in 2006 as compared to 2005, partially offset by proceeds from the sale of our investment in TriZetto during the first quarter of 2005 (see Note 8 of the Consolidated Financial Statements) and a reduction in short-term marketable security investments.

Net cash used in financing activities amounted to $404,207 for the year ended December 31, 2006, an increase in cash used of $295,165 over the comparable period in 2005. This increase was due to an increase of $633,900 in purchases of our stock and a decrease of $46,310 in proceeds from the exercise of stock options during 2006 as compared to 2005, partially offset by an increase of $384,511 in debt during 2006 as compared to 2005.

Financing activities include cash dividends paid of $0.12 per share annually ($0.03 per share quarterly) in 2006 and $0.08 per share annually ($0.02 per share quarterly) in 2005, which amounted to $24,337 and $18,405 during 2006 and 2005, respectively. The payments and level of cash dividends by IMS are subject to the discretion of the Board of Directors of IMS. Any future dividends, other than the $0.03 per share dividend for the first quarter of 2007, which was declared by the Board of Directors of IMS in February 2007, will be based on, and affected by, a number of factors, including the operating results and financial requirements of IMS.

Stock Repurchase Programs

Our share repurchase program has been developed to buy opportunistically, when we believe that our share price provides us with an attractive use of our cash flow and debt capacity. As of February 15, 2007, approximately 10,309 shares remained available for purchase under our repurchase programs.

On January 29, 2007, we purchased 6,135 shares of outstanding Common Stock at an initial cost of approximately $170,000 pursuant to an accelerated share repurchase program (“ASR”). The ASR agreement provides for the final settlement amount to be in stock if we were to owe an amount to the bank, or in either cash or additional shares of our Common Stock, at our sole discretion, if the bank were to owe an amount to us. The final settlement amount will increase or decrease based on our share price over the settlement period.  We funded the ASR through our existing bank credit facilities (see Note 20 to the Consolidated Financial Statements).

On December 19, 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. As of December 31, 2006, 10,000 shares remained available for repurchase under the December 2006 program.

On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to
30,000 shares. As of December 31, 2006, 6,444 shares remained available for repurchase under the January 2006 program.

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

During 2006, we repurchased approximately 33,931 shares of outstanding Common Stock under these programs at a total cost of $880,407, including the repurchase of 25,000 shares on January 30, 2006 pursuant to an ASR. During 2005, we repurchased approximately 10,213 shares of outstanding Common Stock under these programs at a total cost of $246,507. During 2004, we repurchased approximately 15,000 shares of outstanding Common Stock under these programs at a total cost of $362,659, including the repurchase of 4,600 shares on January 9, 2004 pursuant to a prior ASR. These share repurchases positively impacted our diluted earnings per share by $0.08, $0.02 and $0.03 for the years ended December 31, 2006, 2005 and 2004, respectively.

Shares acquired through our repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with SEC Rule 10b-18, with the exception of purchases pursuant to the 2006 and 2007 ASR.

Debt

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility. At December 31, 2006, our debt totaled $975,406, and management does not believe that this level of debt poses a material risk to us due to the following factors:

•       in each of the last three years, we have generated strong net cash provided by operating activities in excess of $300,000;

•       at December 31, 2006, we had $157,346 in worldwide cash and cash equivalents;

•       at December 31, 2006, we had $660,444 of unused debt capacity under our existing bank credit facilities; and

•       we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

The following table summarizes our long-term debt at December 31:

	December 31, 2006	December 31, 2005
4.6% Private Placement Note, principal payment of $150,000 due January 2008, net of interest rate swaps of $(2,819) and $(2,710), respectively	$147,181	$147,290
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	—
1.70% Private Placement Note, principal payment of 34,395,000 Japanese Yen due January 2013	288,670	—
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 0.83%	249,097	371,924
Swiss Franc denominated borrowings at average floating rates of approximately 2.32%	59,258	92,217
U.S. Dollar denominated borrowings at average floating rates of approximately 6.50%	31,200	—
Bank Term Loan, principal payment of $50,000 due June, 2009 at average floating rate of approximately 5.60%	50,000	—
Total Long-Term Debt	$975,406	$611,431

In July 2006, we entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing our existing $700,000 Amended and Restated Facility (see below). The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits. Total borrowings under the Revolving Credit Facility were $339,555 and $464,141 at December 31, 2006 and December 31, 2005, respectively, all of which were classified as long-term. In April 2004, we entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”). The Unsecured Facility replaced our lines of credit with several domestic and international banks. On March 9, 2005, we renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”). The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.

We define long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement. In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 30 basis points and can vary based on our Debt to EBITDA ratio. The weighted average interest rates for our lines were 1.61% and 0.62% at December 31, 2006 and December 31, 2005, respectively. In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.075%. At December 31, 2006, we had approximately $660,444 available under our existing bank credit facilities.

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

In January 2003, we closed a private placement transaction pursuant to which we issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%. We used the proceeds to pay down short-term debt. We also swapped $100,000 of our fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points. We accounted for these swaps as fair value hedges under the provisions of “SFAS” No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We determined the fair values based on estimated prices quoted by financial institutions. The fair values of these swaps were $(2,819) and $(2,710) as of December 31, 2006 and December 31, 2005, respectively.

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

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements, the  private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges. At December 31, 2006, we were in compliance with these financial debt covenants.

Severance, Impairment and Other Charges

During the fourth quarter of 2004, we recorded $36,890 of Severance, impairment and other charges as a component of operating income. As a result of leveraging prior investments in technology and process improvements, we committed to a plan to eliminate selected positions involved primarily in production and development. The plan resulted in a charge for one-time termination benefits relating to a headcount reduction of approximately 600 employees located primarily in EMEA and the U.S. These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable. See Note 6 to the Consolidated Financial Statements.

All of the charge will be settled in cash. We paid approximately $12,220 during 2006 and the remaining accrual balance at December 31, 2006 was $166. All termination actions under this plan have been completed by the end of 2006.

Severance related reserves
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(24,052)
2006 utilization	(12,220)
Balance at December 31, 2006	$166

During the three months ended March 31, 2003, we recorded $37,220 of Severance, impairment and other charges as a component of operating income. These charges were designed to further streamline operations and increase productivity through a worldwide reduction in headcount of approximately 80 employees and charges related to impaired contracts and assets. The contract-related charges were for impaired data supply and data processing contacts primarily in our U.S. and Japanese operations. The asset write-downs portion of the 2003 charge related to our decision to abandon certain products and as such, certain computer software primarily in the U.S., Japan and EMEA was written-down to its net realizable value. See Note 6 to the Consolidated Financial Statements.

	Severance related reserves	Contract related reserves	Asset write- downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 utilization	(1,637)	(3,614)	—	(5,251)
2005 utilization	(378)	(6,747)	—	(7,125)
2006 utilization	—	(2,262)	—	(2,262)
Adjustments	(1,746)	67	1,679	—
Balance at December 31, 2006	$—	$2,704	$—	$2,704

Approximately $9,958 of the 2003 charge related to a worldwide reduction in headcount of approximately 80 employees. These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

The cash portion of the 2003 charge amounted to $30,586, of which we paid approximately $2,262, $7,125 and $5,251 during 2006, 2005 and 2004, respectively, related primarily to employee termination benefits and contract-related charges. The remaining accrual of $2,704 at December 31, 2006 relates to lease obligations.

During the fourth quarter of 2001, we completed the assessment of our Competitive Fitness Program. This program was designed to streamline operations, increase productivity, and improve client service. In connection with this program, we recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income. As of December 31, 2006, approximately $3,478 remains to be utilized from 2006 to 2013 primarily related to severance and lease payments. See Note 6 to the Consolidated Financial Statements.

	Severance related reserves	Contract related reserves	Asset write- downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(455)	(1,232)	—	(1,687)
2005 utilization	(262)	(1,881)	—	(2,143)
2006 utilization	(264)	(1,887)	—	(2,151)
Adjustments	(688)	(274)	962	—
Balance at December 31, 2006	$1,630	$1,848	$—	$3,478

We expect that future results will benefit from the 2001 and 2003 restructuring charges to the extent of the contract-related charges and asset write-downs primarily through 2007. Our severance actions in the 2001 and 2003 programs related to a shifting of resources around the Company. The benefits from the 2004 severance actions will be partially offset by headcount additions in selected locations. We realized a partial year benefit in 2005, and full year benefits are expected to be realized in years subsequent to 2005, primarily in Operating costs and Selling and administrative expense. For the 2001 and 2003 charges the income statement lines that will be impacted in future periods are Operating costs for the contract-related charges and Depreciation and amortization related to the asset write-downs. However, we do not expect a material impact on future cash flows due to the fact that we are still contractually obligated to continue to make payments under impaired contracts.

Contractual Obligations

Our contractual obligations include facility leases, agreements to purchase data and telecommunications services, leases of certain computer and other equipment and projected pension and other postretirement benefit plan contributions. At December 31, 2006, the minimum annual payment under these agreements and other contracts that have initial or remaining non-cancelable terms in excess of one year are as listed in the following table:

	Year
	2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases(1)	$29,845	$27,198	$23,818	$20,785	$19,662	$52,689	$173,997
Data Acquisition and Telecommunication Services(2)	146,530	93,784	65,758	55,205	32,667	3,071	397,015
Computer and Other Equipment Leases(3)	22,522	18,519	9,140	3,718	1,234	879	56,012
Projected Pension and Other Postretirement Benefit Plan Contributions(4)	7,875	—	—	—	—	—	7,875
Long-term Debt(5)	25,463	169,257	18,693	18,693	405,517	451,901	1,089,524
Other Long-term Liabilities reflected on Consolidated Balance Sheet(6)	11,840	11,186	11,831	12,158	12,438	69,221	128,674
Total	$244,075	$319,944	$129,240	$110,559	$471,518	$577,761	$1,853,097

(1)          Rental expense under real estate operating leases for the years 2006, 2005 and 2004 was $26,073, $24,107 and $22,700, respectively.

(2)          Expense under data and telecommunications contracts for the years 2006, 2005 and 2004 was $145,082, $139,652 and $137,415, respectively.

(3)          Rental expense under computer and other equipment leases for the years 2006, 2005 and 2004 was $23,021, $19,912 and $18,422, respectively. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.

(4)          Our contributions to pension and other postretirement benefit plans for the years 2006, 2005 and 2004 were $17,964, $32,657 and $35,930, respectively.

The estimated contribution amount shown for 2007 includes both required and discretionary contributions to funded plans as well as benefit payments from unfunded plans. The majority of the expected contribution shown for 2007 is required.

(5)          Amounts represent the principal balance plus estimated interest expense under our long-term debt (see Note 10 of the Consolidated Financial Statements).

(6)          Includes estimated future funding requirements related to pension and postretirement benefits (see Note 11 of the Consolidated Financial Statements) and the long-term portions of the 2001 severance, impairment and other charges (see Note 6 of the Consolidated Financial Statements). As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: long-term tax liabilities ($21,700), deferred taxes ($133,417) and other sundry items ($11,530).

Under the terms of certain purchase agreements related to acquisitions made since 2002, we may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2006 through 2009. Substantially all of these additional payments will be recorded as goodwill in accordance with Emerging Issues Task Force Issue (“EITF”) No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”  As of December 31, 2006, approximately $47,000 had been earned under these contingencies. Based on current estimates, we expect that additional contingent payments under these agreements may total approximately $21,000. It is expected that these contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2006 through 2009.

Off-Balance Sheet Obligations

As of December 31, 2006, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of SEC Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Market Risk

Our primary market risks are the impact of foreign exchange fluctuations on non-dollar-denominated revenue and the impact of interest rate fluctuations on interest expense.

We transact business in more than 100 countries and are subject to risks associated with changing foreign exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, we enter into foreign currency forward contracts to minimize the impact of foreign exchange movements on net income, non-US dollar anticipated royalties, and on the value of non-functional currency assets and liabilities.

It is our policy to enter into foreign currency transactions only to the extent necessary to meet our objectives as stated above. We do not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged are the Euro, the Japanese Yen, the British Pound, the Swiss Franc and the Canadian Dollar.

The contractual value of our hedging instruments was approximately $556,049 at December 31, 2006. The fair value of these hedging instruments is subject to change as a result of potential changes in foreign exchange rates. We assess our market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values based on a hypothetical 10% change in currency rates. The potential loss in fair value for foreign exchange rate-sensitive instruments, all of which were foreign currency forward contracts, based on a hypothetical 10% decrease in the value of the U.S. dollar or, in the case of non-dollar-related instruments, the currency being purchased, was $14,102 at December 31, 2006. However, the change in the fair value of foreign exchange rate-sensitive instruments would likely be offset by a change in the fair value of the asset or liability being hedged. The estimated fair values of the foreign exchange risk management contracts were determined based on quoted market prices.

We also borrow funds and since the interest rate associated with those borrowings changes over time, we are subject to interest rate risk. We have not hedged all of this exposure. We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the increase in annual interest expense based on a hypothetical 1% increase in interest rates. This would have amounted to approximately $4,226 at December 31, 2006.

Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K, as well as information included in oral statements or other written statements made or to be made by us, contain statements that, in our opinion, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “project,” “estimate,” “will,” “may,” “should,” “future,” “predicts,” “potential,” “continue” and similar expressions identify these forward-looking statements, which appear in a number of places in this Annual Report and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, foreign currency conversion and all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers. Investors are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements. These risks and uncertainties include, but are not limited to:

•       risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks—we derived approximately 63% of our operating revenue in 2006 from non-U.S. operations;

•       regulatory, legislative and enforcement initiatives to which we are or may become subject, relating particularly to tax and to medical privacy and the collection and dissemination of data and specifically, non-patient identifiable information e.g., prescriber identifiable information, or to the process of identifying patient-specific information, which we anticipate to be an increasingly important tool in the design, development and marketing of pharmaceuticals;

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

Consequently, all of the forward-looking statements we make in this document are qualified by the information contained herein, including, but not limited to, the information contained under this heading and our Consolidated Financial Statements and notes thereto and by the material set forth under the headings “Business” and “Risk Factors” in Part I, Items 1 and 1A, respectively, of this Annual Report on Form 10-K. We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events of occurrences.

Critical Accounting Policies

Note 2 to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Following is a brief discussion of the more significant accounting policies and methods used by us.

Management’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of financial statements and related disclosures in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. The most significant estimates relate to allowances, valuation of work-in-process inventories, investments, depreciation of fixed assets including salvage values, carrying value of goodwill and intangible assets, provision for income taxes and tax assets and liabilities, reserves for severance, pensions, employee benefits, stock-based compensation, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could vary from the estimates and assumptions used in the preparation of the accompanying Consolidated Financial Statements.

We believe the following critical policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

REVENUE RECOGNITION.   We recognize revenue primarily under the provisions of Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” when the following criteria have been met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

We offer various information and analytics (“I&A”) products developed to meet our customers’ needs by using data secured from a worldwide network of suppliers. Our revenue arrangements may include multiple elements as defined in EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”  A typical I&A arrangement (primarily under fixed-price contracts) may include an ongoing subscription-based deliverable for which revenue is recognized ratably as earned over the contract period, and/or a one-time delivery of historical data (“backdata”) for which revenue is recognized upon delivery, assuming all other criteria are met. In accordance with EITF 00-21, these deliverables qualify as separate units of accounting as each has value on a standalone basis to the customer, objective and reliable evidence of fair value for any undelivered item(s) exists, and where the arrangement includes a general right of return relative to the delivered item(s), delivery of the undelivered item(s) is probable and within our control. We allocate revenue to each element within our arrangements based upon their respective relative fair values. Fair values for these elements are based upon the normal pricing practices for ongoing subscriptions and backdata when sold separately. We defer revenue for any undelivered elements, and recognize revenue when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for such element as noted above. If we cannot objectively determine the fair value of any undelivered element, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

We also offer evidenced-based solutions that allow our clients to make informed business decisions. These consulting and services (“C&S”) offerings provide assistance with the analysis of our I&A products. Our C&S offerings are not typically bundled with our I&A offerings noted above. Revenues for certain of these arrangements are recognized on a straight-line basis over the term of the arrangement. Revenues for time and material contracts are recognized as the services are provided. Revenues for fixed price contracts are recognized either over the contract term based on the ratio of the number of hours incurred for services provided during the period compared to the total estimated hours to be incurred over the entire arrangement (efforts based), or upon delivery.

We enter into barter transactions in the normal course in which we exchange data for data, or data for other services such as advertising, software licenses and panel recruitment. We recognize revenue from barter transactions as our products are delivered or services are performed. The related barter expense is recognized as the products or services are utilized by us, the majority of which is in the same accounting period as the related barter revenue. Barter transactions are valued based on either the fair value of the products or services received by us or the fair value of the information or services delivered to customers, whichever is more clearly evident. Our barter revenues have accounted for approximately 4% to 5% of total consolidated revenues in each of the three years ended December 31, 2006. We expect that barter revenues will continue to account for approximately 4% to 5% of total consolidated revenues.

We present our revenues net of taxes assessed by government authorities.

Payment terms vary by customer, but are typically stipulated in the contract and are generally net 30 days from date of invoice. We generally do not offer extended payment terms. Advance payments from customers are credited to Deferred revenues and reflected in Operating Revenue as earned over the contract term. Included in Accounts receivable, net in the Consolidated Statements of Financial Position are unbilled receivables, which represent revenues for products delivered or services performed that have not yet been invoiced to the customer. Substantially all of our unbilled receivables are invoiced within the following month.

For further discussion of our products and services please refer to the “Our Products and Services” disclosure contained in Part I, Item 1. Business section of our Annual Report on Form 10-K.

OPERATING COSTS.   Operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of our consulting and services offerings. We present both Information and Analytics (“I&A”) revenue and Consulting and Services (“C&S”) revenue separately in our Consolidated Statements of Income, but do not present operating costs directly associated with the two revenue streams due to the fact that our consulting offerings are part of a continuum of capabilities and are directly linked to our I&A products. Although we do capture certain direct costs associated with our C&S revenues, such as the costs of our consulting staff, accommodations, and costs of primary market research data purchased specifically for certain individual C&S engagements, many other significant direct costs incurred by us are not allocated and are not separable between our two revenue streams.

One of our major expenditures is the cost for the data we receive from suppliers. After receipt of the raw data and prior to the data being available for use in any part of our business, we are required to transform the raw data into useful information through a series of comprehensive processes. These processes involve significant employee costs and data processing costs. Our data is used in multiple customer solutions across different offerings within both I&A and C&S, but we do not have a meaningful way to allocate the direct cost of the data between I&A and C&S revenues. As such, any allocation of operating costs made by us would not be an accurate reflection of the actual operating costs relating to the two revenue streams and could be misleading.

Costs associated with our data purchases are deferred within Work-in-process inventory and recognized as expense as the corresponding data product revenue is recognized by us, generally over a thirty to sixty day period. Costs associated with our time and material and fixed-price contracts are recognized as incurred.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS.   We provide a number of retirement benefits to our employees, including defined benefit pension plans and post retirement medical plans. We account for these plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively, and accordingly, the determination of benefit obligations and expense is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, expected return on plan assets, cash balance crediting rate, lump sum conversion rate and the assumed rate of compensation increases. In addition, retiree medical care cost trend rates are a key assumption used exclusively in determining costs under SFAS No. 106. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as the turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them when our experience deems it appropriate to do so.

The discount rate is the rate at which the benefit obligations could be effectively settled. For U.S. plans, the discount rate is determined by matching the plans’ expected cash flow (determined on a projected benefit obligation basis) with spot rates developed from a yield curve comprised of high-grade (Moody’s Aa and above) non-callable corporate bonds to develop the present value of the expected cash flow, and then determining the single rate (discount rate) which when applied to the expected cash flow derives that same present value. In the UK specifically, the discount rate is based on the current yield of the iBoxx Corporate GBP Aa over 15 year bond index, which is an index of high quality corporate bonds. For the other non-U.S. plans, the discount rate is based on the current yield of an index of high quality corporate bonds. At December 31, 2006, we increased the discount rate from 5.75% at December 31, 2005 to 6.00% for our U.S. pension plans and postretirement benefit plan and increased the discount rate for our UK pension plan from 4.75% to 5.00%. The U.S. and UK plans represent 95% of the consolidated benefit obligation as of December 31, 2006. Increases in the discount rate also occurred in other non-U.S. countries, where the range of applicable discount rates at December 31, 2006 is 2.0%-8.0% versus a range of 1.4%-9.0% at December 31, 2005. These smaller non-U.S. plans constitute only 5% of the consolidated benefit obligation at December 31, 2006. As a sensitivity measure, the 25 basis point increase in the discount rate for our U.S. Plan is not expected to have a material effect on the Consolidated Statements of Income. For our UK Plan, a 25 basis point increase in the discount rate, absent any offsetting changes in other assumptions, would result in a decrease in pension expense of approximately $1,133 within the Consolidated Statements of Income.

Under the U.S. Pension Plan, participants have a notional retirement account that increases with pay and investment credits. The rate used to determine the investment credit (cash balance crediting rate) varies monthly and is equal to 1/12th of the yield on 30-year U.S. Government Treasury Bonds, with a minimum of 0.25%. At retirement, the account is converted to a monthly retirement benefit using a conversion rate (lump sum conversion rate) based on the yield on 30-year U.S. Government Treasury Bonds at retirement.

In selecting an expected return on plan asset assumption, we consider the returns being earned by the plan assets in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. At January 1, 2007 the expected return on plan assets for the U.S. pension plans is 8.50%, which is unchanged versus January 1, 2006. Outside the U.S. the range of applicable expected rates of return is 1.0%-8.0% as of January 1, 2007 versus a range of 0.42%-10.0% as of January 1, 2006. The actual return on plan assets will vary from year to year versus this assumption. We believe it is appropriate to use long-term expected forecasts in selecting the expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts. The expected return on assets (“EROA”) and the actual return on assets were $25,645 and $37,745, respectively, for the year ended December 31, 2006. As a sensitivity measure, a 25 basis point change in the EROA assumption for our U.S. Plan, absent any offsetting changes in other assumptions, would result in approximately $504 of an increase or decrease in pension expense within the Consolidated Statements of Income. For our UK Plan, a 25 basis point change in the EROA assumption, absent any offsetting changes in other assumptions, would result in approximately $199 of an increase or decrease in pension expense within the Consolidated Statements of Income.

We utilize a corridor approach to amortizing unrecognized gains and losses in the pension and postretirement plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service-life of active employees expected to receive benefits. At December 31, 2006, the weighted-average remaining service-life of active employees was 11.43 years.

During fiscal 2006, we contributed approximately $17,964 to our pension and postretirement benefit plans which included voluntary contributions above the minimum requirements for the pension plans. We currently expect to contribute, at a minimum, $7,875 to our pension and postretirement benefit plans during fiscal 2007. We may make additional contributions into our pension plans in fiscal 2007 depending on, among other factors, how the funded status of those plans changes and in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts we may deem to be appropriate.

At December 31, 2006, the fair value of assets in our pension plans exceeded the projected benefit obligation by $35,359. Additional information on pension and other postretirement benefit plans is contained in Note 11.

We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS 158”) as of December 31, 2006 (see Note 11 of the Consolidated Financial Statements). Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity, net of tax effects. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.

The adoption of SFAS 158 reduced our Shareholders’ Equity (within AOCI) by approximately $57,053 on an after tax basis, with a corresponding increase of approximately $17,598 in the deferred tax asset (within Other assets). SFAS 158 also had the effect of reducing Other assets, increasing

Postretirement and postemployment benefits and Accrued and other current liabilities by approximately $74,651 in total. SFAS 158 does not affect the results of operations.

Additional information on pension and other postretirement benefit plans is contained in Note 11 of the Consolidated Financial Statements.

COMPUTER SOFTWARE.   Direct costs incurred in the development of our external-use computer software are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Research and development costs incurred to establish technological feasibility of a computer software product are expensed in the periods in which they are incurred. Capitalization ceases and amortization starts when the product is available for general release to customers. External-use computer software costs are amortized on a product by product basis generally over three to seven years. Annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. We periodically review the unamortized capitalized costs of our computer software based on a comparison of the carrying value of the software with its estimated net realizable value. We recognize immediately any impairment losses on external-use software as a result of our review, or upon our decision to discontinue a product. See Note 5 of Notes to Consolidated Financial Statements.

We capitalize internal-use software costs in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Capitalized internal-use software costs are amortized on a straight-line basis generally over three to five years.

GOODWILL AND OTHER INTANGIBLES.   Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with the provisions of SFAS No. 142 goodwill is no longer amortized. We review the recoverability of goodwill annually (or based on any triggering event) by comparing the estimated fair values of reporting units (based on discounted cash flow analysis) with their respective net book values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. We completed our annual impairment test as of September 30, 2006 and were not required to recognize a goodwill impairment charge. See Note 5 of Notes to Consolidated Financial Statements.

OTHER LONG-LIVED ASSETS.   In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the recoverability of our long-lived assets and finite-lived identifiable intangibles held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the assessment of possible impairment is based on our ability to recover the carrying value of the asset from the undiscounted expected future cash flows of the asset. If the future cash flows are less than the carrying value of such asset, an impairment charge is recognized for the difference between the estimated fair value and the carrying value.

INCOME TAXES.   We operate in more than 100 countries around the world and our earnings are taxed at the applicable income tax rate in each of those countries. We provide for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate. See Note 13 to the Consolidated Financial Statements.

FOREIGN CURRENCY TRANSLATION.   We have significant investments in non-U.S. countries. Therefore, changes in the value of foreign currencies affect our Consolidated Financial Statements when translated into U.S. dollars. For all operations outside the United States of America where we have designated the local currency as the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. For these countries, currency translation adjustments are accumulated in a separate component of Shareholders’ Equity, whereas transaction gains and losses are recognized in Other income (expense), net. For operations in countries that are considered to be highly inflationary or where the U.S. dollar is designated as the functional currency, monetary assets and liabilities are remeasured using end-of-period exchange rates, whereas non-monetary accounts are remeasured using historical exchange rates, and all remeasurement and transaction adjustments are recognized in Other income (expense), net.

SECURITIES AND OTHER INVESTMENTS.   We hold investments in marketable equity securities and partnership interests in venture capital partnerships. The equity securities are classified as available-for-sale and are therefore recorded at fair value in the financial statements. Unrealized gains and losses related to the available-for-sale securities are recorded within Other Comprehensive Income, a component of Shareholders’ Equity. Realized gains and losses are recorded in earnings in the period in which the securities are sold. The partnership interests are recorded in the financial statements at cost. On a quarterly basis we make estimates of the market value of these investments and reduce the carrying value of the investments if there is an other-than-temporary decline in the fair value below cost. We evaluate the recoverability of the underlying securities in each partnership on an individual basis. No investments had an estimated fair value less than the carrying value of the investment as of December 31, 2006 and 2005.

LEGAL COSTS.   Legal costs in connection with loss contingencies are expensed as incurred.

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued “SFAS” No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.”  This statement clarifies the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to beneficial interests in securitized financial assets and improves the consistency of accounting for similar financial instruments. This statement also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on our financial position, results of operations or cash flows for the year ended December 31, 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement amends SFAS 140 and clarifies the accounting for, measurement of, and disclosure of servicing assets and servicing liabilities. This statement should be adopted as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, but earlier adoption is permitted. The adoption of SFAS No. 156 is not expected to have a material impact on our financial position, results of operations or cash flows for the year ended December 31, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. We will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. We are currently evaluating the impact of FIN 48 on our consolidated financial statements, but are not yet in a position to make this determination.

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

IMS Health Common Stock Information

IMS’s Common Stock is listed on the New York Stock Exchange (symbol “RX”). The number of shareholders of record on December 31, 2006 and 2005, were approximately 4,475 and 4,809, respectively. Total shares outstanding on December 31, 2006 and 2005, were approximately 200,683 and 227,970, respectively. Approximately 99.0% of IMS’s shares are held by institutions. The following table shows the high and low sales prices for our Common Stock during the four quarters of 2006 and 2005:

	Price Per Share ($) 2006		Price Per Share ($) 2005
	High	Low	High	Low
First Quarter	26.00	23.94	25.00	22.01
Second Quarter	28.00	25.68	25.00	22.71
Third Quarter	27.77	25.82	28.60	24.45
Fourth Quarter	30.13	26.34	25.85	22.73
Year	30.13	23.94	28.60	22.01

Dividends

The payments and level of cash dividends by IMS are subject to the discretion of the Board of Directors of IMS. For the years ended December 31, 2006 and 2005, IMS declared quarterly dividends of $0.03 per share and $0.02 per share, respectively or $0.12 and $0.08 per share, respectively on an annual basis. In February 2006, the Board of Directors of IMS authorized a $0.01 per share increase to the quarterly dividend. Any future dividends other than the $0.03 per share dividend for the first quarter of 2007, which was declared by the Board of Directors of IMS in February 2007, will be based on, and affected by, a number of factors, including the operating results and financial requirements of IMS.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are set forth under “Market Risk” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K, and in “Note 10. Financial Instruments” of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 8.                        Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Page No.
Statement of Management’s Responsibility for Financial Statements	47
Management’s Report on Internal Control Over Financial Reporting	48
Report of Independent Registered Public Accounting Firm	49
Financial Statements:
As of December 31, 2006 and 2005:
Consolidated Statements of Financial Position	51
For the years ended December 31, 2006, 2005 and 2004:
Consolidated Statements of Income	52
Consolidated Statements of Cash Flows	53
Consolidated Statements of Shareholders’ Equity	55
Notes to Consolidated Financial Statements	58
Other Financial Information:
Quarterly Financial Data (Unaudited) for the years ended December 31, 2006 and 2005	95
Five-Year Selected Financial Data (Unaudited)	96
Financial Statement Schedule:
Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004	105

Statement of Management’s Responsibility for Financial Statements

To the Shareholders of IMS Health Incorporated:

Management is responsible for the preparation of the consolidated financial statements and related information that are presented in this report. The consolidated financial statements, which include amounts based on management’s estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States of America. Other financial information in the report to shareholders is consistent with that in the consolidated financial statements.

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

David R. Carlucci
Chairman, Chief Executive Officer and President

Leslye G. Katz
Senior Vice President and Chief Financial Officer

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria in Internal Control—Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report included herein.

David R. Carlucci
Chairman, Chief Executive Officer and President

Leslye G. Katz
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of IMS Health Incorporated:

We have completed integrated audits of IMS Health Incorporated’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IMS Health Incorporated and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (revised 2004), as of January 1, 2006 and adopted the provisions of the Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York, New York
February 26, 2007

IMS Health Incorporated
Consolidated Statements of Financial Position

	As of December 31,
(Dollars and shares in thousands, except per share data)	2006	2005
Assets:
Current Assets:
Cash and cash equivalents	$157,346	$362,943
Accounts receivable, net of allowances of $7,860 and $7,629 in 2006 and 2005, respectively	367,413	297,302
Other current assets (Note 18)	168,534	160,765
Total Current Assets	693,293	821,010
Securities and other investments	6,401	6,037
Property, plant and equipment, net of accumulated depreciation of $181,543 and $180,576 in 2006 and 2005, respectively	148,190	148,586
Computer software	255,285	241,298
Goodwill	531,610	457,006
Other assets	271,815	299,083
Total Assets	$1,906,594	$1,973,020
Liabilities, Minority Interests and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$82,013	$71,737
Accrued and other current liabilities	256,672	231,475
Accrued income taxes	74,485	114,325
Short-term deferred tax liability	7,238	8,627
Deferred revenues	122,466	122,884
Total Current Liabilities	542,874	549,048
Postretirement and postemployment benefits	85,846	110,782
Long-term debt (Note 10)	975,406	611,431
Other liabilities (Note 18)	168,149	186,839
Total Liabilities	$1,772,275	$1,458,100
Commitments and contingencies (Notes 14 and 16)
Minority Interests (Note 7)	$100,410	$99,865
Shareholders’ Equity:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares in 2006 and 2005, respectively	3,350	3,350
Capital in excess of par	497,955	468,299
Retained earnings	2,612,939	2,321,765
Treasury stock, at cost, 134,367 shares and 107,075 shares in 2006 and 2005, respectively	(3,044,996)	(2,315,404)
Cumulative translation adjustment	28,786	(31,521)
Minimum pension liability adjustment, net of taxes of $14,484 in 2005	—	(31,408)
Postretirement and postemployment adjustment (SFAS No. 158)	(64,264)	—
Unrealized gain (loss) on changes in fair value of cash flow hedges, net of tax	6	(59)
Unrealized gain on investments, net of tax	133	33
Total Shareholders’ Equity	$33,909	$415,055
Total Liabilities, Minority Interests and Shareholders’ Equity	$1,906,594	$1,973,020

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated
Consolidated Statements of Income

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2006	2005	2004
Information and analytics revenue	$1,599,063	$1,478,138	$1,385,100
Consulting and services revenue	359,525	276,653	183,945
Operating Revenue	$1,958,588	$1,754,791	$1,569,045
Operating costs	849,659	759,089	668,144
External-use software amortization	43,297	39,142	36,199
Selling and administrative expenses	541,645	452,331	384,016
Depreciation and other amortization	73,785	65,481	57,335
Severance, impairment and other charges	—	—	36,890
Merger costs (Note 17)	6,016	17,928	—
Operating Income	444,186	420,820	386,461
Interest income	5,453	9,988	7,848
Interest expense	(40,425)	(22,703)	(19,528)
Gains from investments, net	2,250	4,713	11,892
Gain from sale of TriZetto (Note 8)	—	—	38,803
Loss on issuance of investees’ stock	—	—	(184)
Other income (expense), net	37,281	41,435	(10,853)
Non-Operating Income, net	4,559	33,433	27,978
Income before provision for income taxes	448,745	454,253	414,439
Provision for income taxes (Note 13)	(133,234)	(170,162)	(129,181)
TriZetto equity income, net of income taxes of $105 for 2004	—	—	164
Net Income	$315,511	$284,091	$285,422
Basic Earnings Per Share of Common Stock	$1.56	$1.24	$1.22
Diluted Earnings Per Share of Common Stock	$1.53	$1.22	$1.20
Weighted average number of shares outstanding—basic	202,641	228,615	233,199
Dilutive effect of shares issuable as of period-end under stock option plans	2,759	2,879	3,946
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	1,198	990	560
Weighted Average Number of Shares Outstanding—Diluted	206,598	232,484	237,705

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated
Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$315,511	$284,091	$285,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,082	104,623	93,534
Bad debt expense	648	6,507	3,997
Deferred income taxes	27,238	33,527	17,875
Gains from investments, net	(2,250)	(4,713)	(11,892)
Gain on sale of TriZetto	—	—	(38,803)
Gain on sale of capital assets, net	(3,127)	(1,413)	—
Loss on issuance of investees’ stock	—	—	184
TriZetto equity (income) loss, net	—	—	(164)
Minority interests in net income of consolidated companies	4,517	3,366	5,818
Non-cash stock-based compensation charges	42,778	4,892	3,518
Excess tax benefits from stock-based compensation	(6,509)	—	—
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net (increase) decrease in accounts receivable	(64,533)	(25,576)	17,518
Net (increase) decrease in work-in-process inventory	(8,236)	3,910	(6,939)
Net (increase) decrease in prepaid expenses and other current assets	(1,337)	5,830	(16,914)
Net increase (decrease) in accounts payable	8,744	(3,305)	11,036
Net increase (decrease) in accrued and other current liabilities	22,300	(1,961)	2,253
Net decrease in 2003 and 2001 accrued severance, impairment and other charges	(4,411)	(9,268)	(6,933)
Net decrease (increase) in 2004 accrued severance, impairment and other charges	(12,220)	(24,052)	36,438
Net decrease in deferred revenues	(4,357)	(408)	(529)
Net (decrease) increase in accrued income taxes	(70,340)	(57,511)	21,352
Net increase in pension assets (net of liabilities)	(17,418)	(23,159)	(25,557)
Net increase in other long-term assets (net of long-term liabilities)	(2,904)	(1,692)	(1,900)
Net tax benefit on stock option exercises	14,943	15,464	10,958
Net Cash Provided by Operating Activities	356,119	309,152	400,272

IMS Health Incorporated
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2006	2005	2004
Cash Flows Used in Investing Activities:
Capital expenditures	(27,493)	(52,022)	(22,462)
Additions to computer software	(84,681)	(80,807)	(84,461)
Proceeds from sale of TriZetto	—	37,414	44,550
Proceeds from sale of capital assets	13,304	21,380	—
Investments in short-term marketable securities	—	15,351	25,055
Payments for acquisitions of businesses, net of cash acquired	(63,653)	(209,188)	(58,752)
Funding of venture capital investments	(2,200)	(1,500)	(500)
Other investing activities, net	2,104	1,556	1,988
Net Cash Used in Investing Activities	(162,619)	(267,816)	(94,582)
Cash Flows Used in Financing Activities:
Net (decrease) increase in revolving credit facility and other	(127,749)	(12,260)	68,169
Proceeds from short-term credit agreement, bank term loan and private placement notes	650,000	—	—
Repayment of short-term credit agreement	(150,000)	—	—
Payments for purchase of treasury stock	(880,407)	(246,507)	(362,659)
Proceeds from exercise of stock options	119,258	165,568	96,578
Excess tax benefits from stock-based compensation	6,509	—	—
Dividends paid	(24,337)	(18,405)	(18,846)
Proceeds from employee stock purchase plan	5,171	4,124	3,410
Increase in cash overdrafts	1,320	1,663	1,722
Payments to minority interests	(3,972)	(3,225)	(5,706)
Net Cash Used in Financing Activities	(404,207)	(109,042)	(217,332)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	5,110	(14,254)	12,113
(Decrease) Increase in Cash and Cash Equivalents	(205,597)	(81,960)	100,471
Cash and Cash Equivalents, Beginning of Period	362,943	444,903	344,432
Cash and Cash Equivalents, End of Period	$157,346	$362,943	$444,903
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$34,581	$18,270	$18,449
Cash paid during the period for income taxes	$166,032	$200,586	$85,382
Cash received from income tax refunds	$25,624	$3,267	$9,988
Non-Cash Investing Activities:
Promissory note receivable from The TriZetto Group (Note 8)	$—	$—	$37,414

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands, except per share data)						Accumulated Other Comprehensive Income (Loss)
Unrealized
(Losses)
Gains on
								Changes	Unrealized
							Minimum	in Fair	Gains	Other
Shares			Capital			Cumulative	Pension	Value of	(Losses)	Compre-
Common	Treasury	Common	in Excess	Retained	Treasury	Translation	Liability	Cash Flow	on Invest-	hensive
Stock	Stock	Stock	of Par	Earnings	Stock	Adjustment	Adjustment	Hedges	ments	Income	Total
Balance, December 31, 2003	335,045	96,706	$3,350	$490,297	$1,789,503	$(2,032,748)	$(37,255)	$(21,963)	$(2,299)	$692		$189,577
Net Income					285,422						285,422	285,422
Cash Dividends ($0.08 per share)					(18,846)							(18,846)
Prepaid Employee Stock Options				(610)								(610)
Accelerated Stock Options				60								60
Treasury Shares Acquired Under: Purchases		15,000				(362,659)						(362,659)
Treasury Stock Reissued Under:
Exercise of Stock Options		(5,598)		(26,172)		122,750						96,578
Restricted Stock Plan		(20)		3,561		439						4,000
Employee Stock Purchase Plan		(172)		(395)		3,804						3,409
Net tax benefit on Stock Option Exercises				10,958								10,958
Board Deferred Stock Compensation				69								69
Cumulative Translation Adjustment							49,494				49,494	49,494
Minimum Pension Liability Adjustment								(2,728)			(2,728)	(2,728)
Unrealized Gain on Swaps, net of tax									1,634		1,634	1,634
Unrealized Loss on Other Investments, net of amount realized of $749, net of tax										(644)	(644)	(644)
Total Comprehensive Income											333,178
Balance, December 31, 2004	335,045	105,916	$3,350	$477,768	$2,056,079	$(2,268,414)	$12,239	$(24,691)	$(665)	$48		$255,714

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health

Incorporated Consolidated Statements of Shareholders’ Equity (Continued)

(Dollars and shares in thousands, except per share data)						Accumulated Other Comprehensive (Loss) Income
Unrealized
(Losses)
Gains on
								Changes	Unrealized
							Minimum	in Fair	Gains	Other
	Shares		Capital			Cumulative	Pension	Value of	(Losses)	Compre-
Common	Treasury	Common	in Excess	Retained	Treasury	Translation	Liability	Cash Flow	on Invest-	hensive
Stock	Stock	Stock	of Par	Earnings	Stock	Adjustment	Adjustment	Hedges	ments	Income	Total
Balance, December 31, 2004	335,045	105,916	$3,350	$477,768	$2,056,079	$(2,268,414)	$12,239	$(24,691)	$(665)	$48		$255,714
Net Income					284,091						284,091	284,091
Cash Dividends ($0.08 per share)					(18,405)							(18,405)
Prepaid Employee Stock Options				(194)								(194)
Accelerated Stock Options				45								45
Treasury Shares Acquired Under:
Purchases		10,213				(246,507)						(246,507)
Treasury Stock Reissued Under:
Exercise of Stock Options		(8,727)		(26,816)		192,384						165,568
Restricted Stock Plan		(121)		2,311		2,612						4,923
Employee Stock Purchase Plan		(206)		(397)		4,521						4,124
Net tax benefit on Stock Option Exercises				15,464								15,464
Board Deferred Stock Compensation				118								118
Cumulative translation Adjustment							(43,760)				(43,760)	(43,760)
Minimum Pension Liability Adjustment								(6,717)			(6,717)	(6,717)
Unrealized Gain on Swaps, net of tax									606		606	606
Unrealized Loss on Other Investments, net of amount realized of $749, net of tax										(15)	(15)	(15)
Total Comprehensive Income											234,205
Balance, December 31, 2005	335,045	107,075	$3,350	$468,299	$2,321,765	$(2,315,404)	$(31,521)	$(31,408)	$(59)	$33		$415,055

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated

Consolidated Statements of Shareholders’ Equity (Continued)

(Dollars and shares in thousands, except per share data)						Accumulated Other Comprehensive Income (Loss)
Unrealized
(Losses)
								Post	Gains on
								Retirement	Changes
							Minimum	Post	in	Unrealized	Other
	Shares		Capital			Cumulative	Pension	Employ	Value of	Gains	Compre-
Common	Treasury	Common	in Excess	Retained	Treasury	Translation	Liability	Adjust	Cash Flow	on Invest-	hensive
Stock	Stock	Stock	of Par	Earnings	Stock	Adjustment	Adjustment	SFAS 158	Hedges	ments	Income	Total
Balance, December 31, 2005	335,045	107,075	$3,350	$468,299	$2,321,765	$(2,315,404)	$(31,521)	$(31,408)		$(59)	$33		$415,055
Net Income					315,511							315,511	315,511
Cash Dividends ($0.03 per share)					(24,337)								(24,337)
Stock-Based Compensation Expense				42,778									42,778
Performance Restricted Stock Awards				1,763									1,763
Prepaid Employee Stock Options				(122)									(122)
Board Deferred Stock Compensation				101									101
Net Tax Benefit on Stock Based Compensation				14,943									14,943
Treasury Shares Acquired
Purchases		33,931				(880,407)							(880,407)
Treasury Shares Reissued under:
Exercise of Stock Options		(6,161)		(20,620)		139,878							119,258
Vesting of Restricted Stock		(262)		(9,298)		5,877							(3,421)
Less: Unearned Portion		7		—		—							—
Employee Stock Purchase Plan		(223)		111		5,060							5,171
Cumulative Translation Adjustment							60,307					60,307	60,307
Minimum Pension Liability Adjustment								24,197				24,197	24,197
Adoption of FASB Statement No. 158								7,211	(7,211)				—
Adjustment due to Adoption of SFAS 158, net of tax									(57,053)				(57,053)
Unrealized Gains on Swaps, net of tax										65		65	65
Unrealized Gains on Other Investments net of amount realized of $749, net of taxes											100	100	100
Total Comprehensive Income												400,180
Balance, December 31, 2006	335,045	134,367	$3,350	$497,955	$2,612,939	$(3,044,996)	$28,786	—	(64,264)	6	133		33,909

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Dollars and shares in thousands, except per share data)

Note 1.   Basis of Presentation

IMS Health Incorporated (“IMS” or the “Company”) is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. The Company offers leading-edge market intelligence products and services that are integral to the Company’s clients’ day-to-day operations, including portfolio optimization capabilities; launch and brand management solutions; sales force effectiveness innovations; managed care and consumer health offerings; and consulting and services solutions that improve ROI and the delivery of quality healthcare worldwide. The Company’s information products are developed to meet client needs by using data secured from a worldwide network of suppliers in more than 100 countries. Key information products include:

•                    Sales Force Effectiveness to optimize sales force productivity and territory management;

•                    Portfolio Optimization to provide clients with insights into market opportunity and business development assessment; and

•                    Launch, Brand Management and Other to support client needs relative to market segmentation and positioning, life cycle management for prescription and consumer health pharmaceutical products and health economics and outcomes research offerings.

Within these key information products, the Company provides consulting and services that use in-house capabilities and methodologies to assist pharmaceutical clients in analyzing and evaluating market trends, strategies and tactics, and to help in the development and implementation of customized software applications and data warehouse tools.

The Company operates in more than 100 countries. Until December 21, 2004, the Company also owned approximately a 25.0% equity interest in the TriZetto Group, Inc. (“TriZetto”) (See Note 8).

The Company is managed on a global business model with global leaders for the majority of its critical business processes and accordingly has one reportable segment (See Note 19).

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

CASH AND CASH EQUIVALENTS.   Cash and cash equivalents include primarily time and demand deposits in the Company’s operating bank accounts. The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

SECURITIES AND OTHER INVESTMENTS.   The Company holds investments in marketable equity securities and partnership interests in venture capital partnerships. The equity securities are classified as available-for-sale and are therefore recorded at fair value in the financial statements. Unrealized gains and losses related to the available-for-sale securities are recorded within Other Comprehensive Income, a component of Shareholders’ Equity. Realized gains and losses are recorded in earnings in the period in which the securities are sold. The partnership interests are recorded in the financial statements at cost. On a quarterly basis the Company makes estimates of the market value of these investments and reduces the carrying value of the investments if there is an other-than-temporary decline in the fair value below cost.

The Company evaluates the recoverability of the underlying securities in each partnership on an individual basis. No investments had an estimated fair value less than the carrying value of the investment as of December 31, 2006 and 2005.

PROPERTY, PLANT AND EQUIPMENT.   Buildings, machinery and equipment are recorded at cost and depreciated over their estimated useful lives to their salvage values using the straight-line method. Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. See Note 18.

COMPUTER SOFTWARE.   Direct costs incurred in the development of the Company’s external-use computer software are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Research and development costs incurred to establish technological feasibility of a computer software product are expensed in the periods in which they are incurred. Capitalization ceases and amortization starts when the product is available for general release to customers. External-use computer software costs are amortized on a product by product basis generally over three to seven years. Annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. The Company periodically reviews the unamortized capitalized costs of its computer software based on a comparison of the carrying value of the external-use software with its estimated net realizable value. The Company recognizes immediately any impairment losses on software as a result of its review, or upon the Company’s decision to discontinue a product. See Note 5.

The Company capitalizes internal-use software costs in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Capitalized internal-use software costs are amortized on a straight-line basis generally over three to five years.

GOODWILL AND OTHER INTANGIBLES.   Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with the provisions of SFAS No. 142 goodwill is no longer amortized. The Company reviews the recoverability of goodwill annually (or based on any triggering event) by comparing the estimated fair values of reporting units (based on discounted cash flow analysis) with their respective net book values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. The Company completed its annual impairment test as of September 30, 2006 and was not required to recognize a goodwill impairment charge. See Note 5.

OTHER LONG-LIVED ASSETS.   In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the recoverability of its long-lived assets and finite-lived identifiable intangibles held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the undiscounted expected future cash flows of the asset. If the future cash flows are less than the carrying value of such asset, an impairment charge is recognized for the difference between the estimated fair value and the carrying value.

REVENUE RECOGNITION.   The Company recognizes revenue primarily under the provisions of Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” when the following criteria have been met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

The Company offers various information and analytics (“I&A”) products developed to meet its customers’ needs by using data secured from a worldwide network of suppliers. The Company’s revenue arrangements may include multiple elements as defined in Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  A typical I&A arrangement (primarily under fixed-price contracts) may include an ongoing subscription-based deliverable for which revenue is recognized ratably as earned over the contract period, and/or a one-time delivery of historical data (“backdata”) for which revenue is recognized upon delivery, assuming all other criteria are met. In accordance with EITF 00-21, these deliverables qualify as separate units of accounting as each has value on a standalone basis to the customer, objective and reliable evidence of fair value for any undelivered item(s) exists, and where the arrangement includes a general right of return relative to the delivered item(s), delivery of the undelivered item(s) is probable and within the Company’s control. The Company allocates revenue to each element within its arrangements based upon their respective relative fair values. Fair values for these elements are based upon the normal pricing practices for ongoing subscriptions and backdata when sold separately. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with its revenue recognition policy for such element as noted above. If the Company cannot objectively determine the fair value of any undelivered element, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

The Company also offers evidenced-based solutions that allow its clients to make informed business decisions. These consulting and services (“C&S”) offerings provide assistance with the analysis of the Company’s I&A products. The Company’s C&S offerings are not typically bundled with its I&A offerings noted above. Revenues for certain of these arrangements are recognized on a straight-line basis over the term of the arrangement. Revenues for time and material contracts are recognized as the services are provided. Revenues for fixed price contracts are recognized either over the contract term based on the ratio of the number of hours incurred for services provided during the period compared to the total estimated hours to be incurred over the entire arrangement (efforts based), or upon delivery.

The Company enters into barter transactions in the normal course in which it exchanges data for data, or data for other services such as advertising, software licenses and panel recruitment. The Company recognizes revenue from barter transactions as its products are delivered or services are performed. The related barter expense is recognized as the products or services are utilized by the Company, the majority of which is in the same accounting period as the related barter revenue. Barter transactions are valued based on either the fair value of the products or services received by the Company or the fair value of the information or services delivered to customers, whichever is more clearly evident. The Company’s barter revenues have accounted for approximately 4% to 5% of total consolidated revenues in each of the three years ended December 31, 2006. The Company expects that barter revenues will continue to account for approximately 4% to 5% of total consolidated revenues.

The company presents its revenues net of taxes assessed by government authorities.

Payment terms vary by customer, but are typically stipulated in the contract and are generally net 30 days from date of invoice. The Company generally does not offer extended payment terms. Advance payments from customers are credited to Deferred revenues and reflected in Operating Revenue as earned over the contract term. Included in Accounts receivable, net in the Consolidated Statements of Financial Position are unbilled receivables, which represent revenues for products delivered or services performed that have not yet been invoiced to the customer. Substantially all of the Company’s unbilled receivables are invoiced within the following month.

For further discussion of the Company’s products and services please refer to the “Our Products and Services” disclosure contained in Part I, Item 1. Business section of the Company’s Annual Report on Form 10-K.

OPERATING COSTS.   Operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of the Company’s consulting and services offerings. The Company presents both I&A revenue and C&S revenue separately in its Consolidated Statements of Income, but does not present operating costs directly associated with the two revenue streams due to the fact that its consulting offerings are part of a continuum of capabilities and are directly linked to its I&A products. Although the Company does capture certain direct costs associated with its C&S revenues, such as the costs of its consulting staff, accommodations, and costs of primary market research data purchased specifically for certain individual C&S engagements, many other significant direct costs incurred by the Company are not allocated and are not separable between its two revenue streams.

One of the Company’s major expenditures is the cost for the data it receives from suppliers. After receipt of the raw data and prior to the data being available for use in any part of its business, the Company is required to transform the raw data into useful information through a series of comprehensive processes. These processes involve significant employee costs and data processing costs. The Company’s data is used in multiple customer solutions across different offerings within both I&A and C&S, but the Company does not have a meaningful way to allocate the direct cost of the data between I&A and C&S revenues. As such, any allocation of operating costs made by the Company would not be an accurate reflection of the actual operating costs relating to the two revenue streams and could be misleading.

Costs associated with the Company’s data purchases are deferred within Work-in-process inventory and recognized as expense as the corresponding data product revenue is recognized by the Company, generally over a thirty to sixty day period. Costs associated with the Company’s time and material and fixed-price contracts are recognized as incurred.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS.   The Company provides a number of retirement benefits to its employees, including defined benefit pension plans and post retirement medical plans. The Company accounts for these plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively, and accordingly, the determination of benefit obligations and expense is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, expected return on plan assets, cash balance crediting rate, lump sum conversion rate and the assumed rate of compensation increases. In addition, retiree medical care cost trend rates are a key assumption used exclusively in determining costs under SFAS No. 106. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as the turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them when its experience deems it appropriate to do so.

The discount rate is the rate at which the benefit obligations could be effectively settled. For U.S. plans, the discount rate is determined by matching the plans’ expected cash flow (determined on a projected benefit obligation basis) with spot rates developed from a yield curve comprised of high-grade (Moody’s Aa and above) non-callable corporate bonds to develop the present value of the expected cash flow, and then determining the single rate (discount rate) which when applied to the expected cash flow derives that same present value. In the UK specifically, the discount rate is based on the current yield of the iBoxx Corporate GBP Aa over 15 year bond index, which is an index of high quality corporate bonds. For the other non-U.S. plans, the discount rate is based on the current yield of an index of high quality corporate bonds. At December 31, 2006, the Company increased the discount rate from 5.75% at

December 31, 2005 to 6.00% for its U.S. pension plans and postretirement benefit plan and it increased the discount rate for its UK pension plan from 4.75% to 5.00%. The U.S. and UK plans represent 95% of the consolidated benefit obligation as of December 31, 2006. Increases in the discount rate also occurred in other non-U.S. countries, where the range of applicable discount rates at December 31, 2006 is 2.0%—8.0% versus a range of 1.4%—9.0% at December 31, 2005. These smaller non-U.S. plans constitute only 5% of the consolidated benefit obligation at December 31, 2006. As a sensitivity measure, the 25 basis point increase in the discount rate for our U.S. Plan is not expected to have a material effect on the Consolidated Statements of Income. For the Company’s UK Plan, a 25 basis point increase in the discount rate, absent any offsetting changes in other assumptions, would result in a decrease in pension expense of approximately $1,133 within the Consolidated Statements of Income.

Under the U.S. Pension Plan, participants have a notional retirement account that increases with pay and investment credits. The rate used to determine the investment credit (cash balance crediting rate) varies monthly and is equal to 1/12th of the yield on 30-year U.S. Government Treasury Bonds, with a minimum of 0.25%. At retirement, the account is converted to a monthly retirement benefit using a conversion rate (lump sum conversion rate) based on the yield on 30-year U.S. Government Treasury Bonds at retirement.

In selecting an expected return on plan asset assumption, the Company considers the returns being earned by the plan assets in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. At January 1, 2007 the expected return on plan assets for the U.S. pension plans is 8.50%, which is unchanged versus January 1, 2006. Outside the U.S. the range of applicable expected rates of return is 1.0%—8.0% as of January 1, 2007 versus a range of 0.42%-10.0% as of January 1, 2006. The actual return on plan assets will vary from year to year versus this assumption. The Company believes it is appropriate to use long-term expected forecasts in selecting the expected return on plan assets. As such, there can be no assurance that the Company’s actual return on plan assets will approximate the long-term expected forecasts. The expected return on assets (“EROA”) and the actual return on assets were $25,645 and $37,745, respectively, for the year ended December 31, 2006. As a sensitivity measure, a 25 basis point change in the EROA assumption for the Company’s U.S. Plan, absent any offsetting changes in other assumptions, would result in approximately $504 of an increase or decrease in pension expense within the Consolidated Statements of Income. For the Company’s UK Plan, a 25 basis point change in the EROA assumption, absent any offsetting changes in other assumptions, would result in approximately $199 of an increase or decrease in pension expense within the Consolidated Statements of Income.

The Company utilizes a corridor approach to amortizing unrecognized gains and losses in the pension and postretirement plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service-life of active employees expected to receive benefits. At December 31, 2006, the weighted-average remaining service-life of active employees was 11.43 years.

During fiscal 2006, the Company contributed approximately $17,964 to its pension and postretirement benefit plans which included voluntary contributions above the minimum requirements for the pension plans. The Company currently expects to contribute, at a minimum, $7,875 to its pension and postretirement benefit plans during fiscal 2007. The Company may make additional contributions into its pension plans in fiscal 2007 depending on, among other factors, how the funded status of those plans changes and in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts the Company may deem to be appropriate.

At December 31, 2006, the fair value of assets in the Company’s pension plans exceeded the projected benefit obligation by $35,359. Additional information on pension and other postretirement benefit plans is contained in Note 11.

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS 158”) as of December 31, 2006 (see Note 11). Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity, net of tax effects. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.

The adoption of SFAS 158 reduced the Company’s Shareholders’ Equity (within AOCI) by approximately $57,053 on an after tax basis, with a corresponding increase of approximately $17,598 in the deferred tax asset (within Other assets). SFAS 158 also had the effect of reducing Other assets, increasing Postretirement and postemployment benefits and Accrued and other current liabilities by approximately $74,651 in total. SFAS 158 does not affect the results of operations.

Additional information on pension and other postretirement benefit plans is contained in Note 11.

FOREIGN CURRENCY TRANSLATION.   The Company has significant investments in non-U.S. countries. Therefore, changes in the value of foreign currencies affect the Company’s Consolidated Financial Statements when translated into U.S. dollars. For all operations outside the United States of America where the Company has designated the local currency as the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. For these countries, currency translation adjustments are accumulated in a separate component of Shareholders’ Equity, whereas transaction gains and losses are recognized in Other income (expense), net. For operations in countries that are considered to be highly inflationary or where the U.S. dollar is designated as the functional currency, monetary assets and liabilities are remeasured using end-of-period exchange rates, whereas non-monetary accounts are remeasured using historical exchange rates, and all remeasurement and transaction adjustments are recognized in Other income (expense), net.

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

STOCK-BASED COMPENSATION.   On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In

March 2005, the Securities and Exchange Commission (“SEC”) issued SAB No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been retrospectively adjusted to reflect, and do not include, the impact of SFAS 123R. See Note 12 for additional information.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period of the award in the Company’s Consolidated Statements of Income. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Income only for stock option modifications and restricted stock units because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Prior to the adoption of SFAS 123R, the Company used the straight-line method of attributing the value of stock-based compensation and continued to use that method after the adoption. As stock-based compensation expense recognized in the Consolidated Statements of Income for fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for stock options by estimating forfeitures in the first three quarters of the year and applying the full year actual forfeitures in the fourth quarter of the year, as well as an estimate of future forfeitures, and recognized forfeitures as they occurred for restricted stock grants. The Company’s method of valuation for share-based awards granted after January 1, 2006 is the Black-Scholes option-pricing model which was also previously used for the Company’s pro forma information required under SFAS 123. See Note 12 for additional information.

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

USE OF ESTIMATES.   The preparation of financial statements and related disclosures in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The most significant estimates relate to allowances, valuation of work-in-process inventories, investments, depreciation of fixed assets including salvage values, carrying value of goodwill and intangible assets, provision for income taxes and tax assets and liabilities, reserves for severance, pensions and reserves for employee benefits, stock-based compensation, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The accounting estimates used in the preparation of the Company’s Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could vary from the estimates and assumptions used in the preparation of the Consolidated Financial Statements.

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

RECLASSIFICATIONS.   Certain prior-year amounts have been reclassified to conform with the 2006 presentation.

Note 3.   Summary of Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.”  This statement clarifies the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to beneficial interests in securitized financial assets and improves the consistency of accounting for similar financial instruments. This statement also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows for the year ending December 31, 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement amends SFAS 140 and clarifies the accounting for, measurement of, and disclosure of servicing assets and servicing liabilities. This statement should be adopted as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, but earlier adoption is permitted. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows for the year ending December 31, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements, but is not yet in a position to make this determination.

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

Note 4.   Acquisitions and Dispositions

ACQUISITIONS

The Company makes acquisitions in order to expand its products, services and geographic reach. During the year ended December 31, 2006, the Company completed six acquisitions for an aggregate cost of approximately $51,000. These acquisitions were Läkemedelsstatistik AB (Sweden), Health Outcomes Research Europe, S.L. (Spain), Genexis Servicos de Informacao Ltda. (Brazil), AboutPharma (Italy), Life Sciences Practice of Strategic Decisions Group (U.S.) and Dynamic Research and Solutions Inc. (U.S.) and were accounted for under the purchase method of accounting. As such, the aggregate purchase price has been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date. The purchase price allocations will be finalized after the completion of the valuation of certain assets and liabilities. Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company’s results of operations. The Consolidated Financial Statements include the results of these acquired companies subsequent to the closing of the acquisitions. Had each of these acquisitions occurred as of January 1, 2006 or 2005, the impact on the Company’s results of operations would not have been significant. Goodwill of approximately $34,328 was recorded in connection with these acquisitions, of which an amount to be determined may be deductible for tax purposes.

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

During the year ended December 31, 2005, the Company completed ten acquisitions for an aggregate cost of approximately $163,000. The acquisitions were Taskarena Software Engineering GmbH (Germany), SAI Healthcare (U.S.), Synchronous Knowledge, Inc. (U.S.), M-Tag (Australia and UK), Fricke & Pirk (Germany), BASS (Korea), Areks (France, Japan, Switzerland and U.S.), Pharmetrics

(U.S.), Envision (U.S.) and CORE (Switzerland and U.S.) and were accounted for under the purchase method of accounting. As such, the aggregate purchase price had been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date. The Company finalized the purchase price allocation for these acquisitions during 2006 which did not have a material impact on the Company’s results of operations. The Consolidated Financial Statements include the results of these acquired companies subsequent to the closing of the acquisitions. Had these acquisitions occurred as of January 1, 2005 or 2004, the impact on the Company’s results of operations would not have been significant. Goodwill of approximately $139,676 was recorded in connection with these acquisitions, of which $45,700 is deductible for tax purposes.

DISPOSITIONS

During the year ended December 31, 2006, the Company and its venture capital funds sold investments with a cost basis of $1,438 and realized a net pre-tax gain of $3,588. These sales resulted in cash proceeds of $5,026. In addition, the Company recorded $492 of write-downs associated with other-than-temporary declines in the fair value of its venture capital investments. Furthermore, the Company’s unrealized gains on available-for-sale securities increased by $100 from December 31, 2005.

During the year ended December 31, 2005, the Company and its venture capital funds sold investments with a cost basis of $2,720 and realized a net pre-tax gain of $2,583. These sales resulted in cash proceeds of $5,303. In addition, the Company recorded $370 of write-downs associated with other-than-temporary declines in the fair value of its venture capital investments. Furthermore, the Company’s unrealized gains on available-for-sale securities decreased by $15 from December 31, 2004. The Company also recognized gains from investments of $3,023 as a result of the divestiture of a 20% interest it had in a German company that was disposed of in connection with the acquisition of the remaining 50% interest in IHA discussed above.

Note 5.   Goodwill and Intangible Assets

The Company follows SFAS No. 142 in accounting for the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually (or based on any triggering event) for impairment. It also provides that intangible assets that have finite useful lives continue to be amortized. The Company’s goodwill increased by $74,604 to $531,610 at December 31, 2006, from $457,006 at December 31, 2005 due to the acquisitions discussed in Note 4, contingent earnout payments, purchase price allocations, and cumulative translation adjustments. The Company completed its annual impairment test as of September 30, 2006 and was not required to recognize a goodwill impairment charge (see Note 2).

All of the Company’s other acquired intangibles are subject to amortization. Intangible asset amortization expense was $18,167 and $17,382 during the years ended December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, intangible assets were primarily composed of customer relationships, databases and trade names (principally included in Other assets) and computer software. The gross carrying amounts and related accumulated amortization of these intangibles were $150,183 and $61,850, respectively, at December 31, 2006 and $131,338 and $41,978, respectively, at December 31, 2005.

These intangibles are amortized over periods ranging from two to twenty years. As of December 31, 2006, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted average amortization (years) period
Customer Relationships	10.1
Computer Software and Algorithms	7.0
Databases	4.7
Trade Names	4.4
Other	3.8
Weighted average	8.9

Customer relationships accounted for the largest portion of the Company’s acquired intangibles at December 31, 2006. In accordance with the principles of SFAS No. 142 and Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” when determining the value of customer relationships for purposes of allocating the purchase price of an acquisition, the Company looks at existing customer contracts of the acquired business to determine if they represent a reliable future source of income and hence, a valuable intangible asset for the Company. The Company determines the fair value of the customer relationships based on the estimated future benefits the Company expects from the acquired customer contracts. In performing its evaluation and estimation of the useful life of customer relationships, the Company looks to the historical growth rate of revenue of the acquired company’s existing customers as well as the historical attrition rates.

Based on current estimated useful lives, annual amortization expense associated with intangible assets at December 31, 2006 is estimated to be as follows:

Year Ended December 31,	Amortization expense
2007	$16,025
2008	14,422
2009	12,320
2010	9,222
2011	7,956
Thereafter	$28,397

Note 6.   Severance, Impairment and Other Charges

During the fourth quarter of 2004, the Company recorded $36,890 of Severance, impairment and other charges as a component of operating income. As a result of leveraging prior investments in technology and process improvements, the Company committed to a plan to eliminate selected positions involved primarily in production and development. The plan resulted in a charge for one-time termination benefits relating to a headcount reduction of approximately 600 employees located primarily in EMEA and the U.S. These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

All of the charge will be settled in cash. The Company paid approximately $12,220 during 2006 and the remaining accrual balance at December 31, 2006 was $166. All termination actions under this plan have been completed by the end of 2006.

Severance related reserves
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(24,052)
2006 utilization	(12,220)
Balance at December 31, 2006	$166

The Company currently expects that the $166 balance remaining in the 2004 fourth quarter charge will be utilized during the first quarter of 2007.

During the three months ended March 31, 2003, the Company recorded $37,220 of Severance, impairment and other charges as a component of operating income. These charges were designed to further streamline operations and increase productivity through a worldwide reduction in headcount of approximately 80 employees and charges related to impaired contracts and assets. The contract-related charges were for impaired data supply and data processing contacts primarily in the Company’s U.S. and Japanese operations. The asset write-downs portion of the 2003 charge related to the Company’s decision to abandon certain products and as such, certain computer software primarily in the U.S., Japan and EMEA was written-down to its net realizable value.

	Severance related reserves	Contract related reserves	Asset write- downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 utilization	(1,637)	(3,614)	—	(5,251)
2005 utilization	(378)	(6,747)	—	(7,125)
2006 utilization	—	(2,262)	—	(2,262)
Adjustments	(1,746)	67	1,679	—
Balance at December 31, 2006	$—	$2,704	$—	$2,704

Approximately $9,958 of the 2003 charge related to a worldwide reduction in headcount of approximately 80 employees. These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

The cash portion of the 2003 charge amounted to $30,586, of which the Company paid approximately $2,262, $7,125 and $5,251 during 2006, 2005 and 2004, respectively, related primarily to employee termination benefits and contract-related charges. The remaining accrual of $2,704 at December 31, 2006 relates to lease obligations.

The Company currently expects that the $2,704 balance remaining in the 2003 first quarter charge will be utilized during 2007.

During the fourth quarter of 2001, the Company completed the assessment of its Competitive Fitness Program. This program was designed to streamline operations, increase productivity, and improve client service. In connection with this program, the Company recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income. As of December 31, 2006, approximately $3,478 remains to be utilized from 2007 to 2013 primarily related to severance and lease payments.

	Severance related reserves	Contract related reserves	Asset write- downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(455)	(1,232)	—	(1,687)
2005 utilization	(262)	(1,881)	—	(2,143)
2006 utilization	(264)	(1,887)	—	(2,151)
Adjustments	(688)	(274)	962	—
Balance at December 31, 2006	$1,630	$1,848	$—	$3,478

The Company currently expects that the $3,478 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

Year Ended December 31,	Cash Outlays
2007	1,976
2008	262
2009	262
2010	262
2011	262
Thereafter	454
Total	$3,478

Note 7.   Minority Interests

The Company consolidates the assets, liabilities, results of operations and cash flows of businesses and investments over which it has control (see Note 2). Third parties’ ownership interests are reflected as minority interests on the Company’s financial statements. In July 2006, the Company, together with two of its wholly-owned subsidiaries, entered into an Amended and Restated Agreement of Limited Liability Company of IMS Health Licensing Associates, L.L.C. (the “Amended LLC Agreement”). The Amended LLC Agreement governs the relationship between the Company, its subsidiaries and two third-party investors with respect to their interests in IMS Health Licensing Associates, L.L.C. (the “LLC”). The Company is the sole managing member of the LLC. Since 1997, the Company and/or its subsidiaries, or their predecessors, have contributed assets to, and have held a controlling (currently approximately 93%) interest in, the LLC, and the third-party investors have contributed $100,000 to, and have held a minority (currently approximately 7%) interest in, the LLC. The third-party investor contributions are reflected in Minority Interests in the Consolidated Statements of Financial Position. The LLC is a separate and distinct legal entity that is in the business of licensing database assets and computer software. Under the terms of the Amended LLC Agreement, the third-party investors have the right to take steps that would result in the liquidation of their membership interest in the LLC on June 30, 2009. This right may be accelerated if certain events occur as set forth in the Amended LLC Agreement.

Minority interest related to these subsidiaries of $4,517, $3,336 and $5,818 was recorded in Other income (expense), net on the Consolidated Statements of Income in 2006, 2005 and 2004, respectively.

During January 2005, the Company paid approximately $36,000 to acquire the 50% interest in IHA not owned by IMS. The Company accounted for this purchase as a step transaction and allocated the purchase price to acquired intangible assets and goodwill. Prior to 2005, the Company consolidated the results of IHA and recorded minority interest expense for the 50% not owned by the Company.

Note 8.   Investments in Equity Investees

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

The investment in TriZetto was accounted for under the equity method of accounting. The Company’s share of the adjusted operating results of TriZetto for the year ended December 31, 2004 amounted to income of $164, net of deferred taxes of $105.

Note 9.   Securities

Securities and other investments include the Company’s investments in: a) publicly traded marketable securities; b) direct equity investments in private companies, and c) limited partner interests in venture capital partnerships.

Marketable securities, principally consisting of equity securities, are classified as available-for-sale. Such securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported within Other Comprehensive Income as a component of Shareholders’ Equity. Typically these securities are distributed to the Company from venture capital partnerships in which it invests. The cost and estimated fair value of these securities were $1,033 and $1,237, respectively, at December 31, 2006, and $1,033 and $1,083, respectively, at December 31, 2005.

Direct equity investments in private companies and limited partner interests in venture capital partnerships are carried in the financial statements at cost, which was $5,164 at December 31, 2006 and $4,206 at December 31, 2005. On a quarterly basis, the Company monitors the realizable value of these investments and makes appropriate reductions in their carrying values when a decline in value is deemed to be other-than-temporary.

After a comprehensive review of the publicly traded marketable securities and of the operating results, financial position and future prospects of the investments made by the partnerships, management concluded that the declines in the value of the investments were other-than-temporary in nature and charges of $492 and $555 for the years ended December 31, 2006 and 2005, respectively, have been included in Gains from investments, net in the Consolidated Statements of Income.

The Company sold securities from its available-for-sale portfolio and recorded a net pre-tax gain of $3,588, $2,583 and $13,747 during 2006, 2005 and 2004, respectively. These amounts were recorded in Gains from investments, net in the Consolidated Statements of Income.

Note 10.   Financial Instruments

FOREIGN EXCHANGE RISK MANAGEMENT

The Company transacts business in more than 100 countries and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on net income, non-US dollar anticipated royalties, and on the value of non-functional currency assets and liabilities.

It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged are the Euro, the Japanese Yen, the British Pound, the Swiss Franc and the Canadian Dollar.

The impact of foreign exchange risk management activities on pre-tax income in 2006 was a net loss of $6,074, a net gain of $29,800 in 2005 and a net loss of $894 in 2004. In addition, at December 31, 2006, the Company had approximately $556,049 in foreign exchange forward contracts outstanding with various expiration dates through November 2007 relating to non-U.S. Dollar anticipated royalties and non-functional currency assets and liabilities. Foreign exchange forward contracts are recorded at estimated fair value. The estimated fair values of the forward contracts are based on quoted market prices.

Unrealized and realized gains and losses on the contracts hedging net income and non-functional currency assets and liabilities do not qualify for hedge accounting in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (collectively, “SFAS No. 133”), and therefore are not deferred and are included in the Consolidated Statements of Income in Other income (expense), net.

Unrealized gains and losses on the contracts hedging non-US Dollar anticipated royalties qualify for hedge accounting under SFAS No. 133 and are therefore deferred and included in OCI “Other Comprehensive Income.”

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2006, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable and long-term debt. At December 31, 2006, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. At December 31, 2006, the fair value of long-term debt approximated carrying value.

CREDIT CONCENTRATIONS

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties. The Company would not realize a material loss as of December 31, 2006 in the event of non-performance by any one counterparty. The Company enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($367,413 and $297,302, net of allowances, at December 31, 2006 and 2005, respectively. See Note 18), principally from customers in the pharmaceutical industry. The Company’s trade receivables do not represent significant concentrations of credit risk at December 31, 2006 due to the high quality of its customers and their dispersion across many geographic areas.

LINES OF CREDIT

The following table summarizes the Company’s long-term debt at December 31, 2006 and December 31, 2005

	December 31, 2006	December 31, 2005
4.6% Private Placement Note, principal payment of $150,000 due January 2008, net of interest rate swaps of $(2,819) and $(2,710), respectively	$147,181	$147,290
5.55% Private Placement Notes, principal payment of $150,000 due April 2016.	150,000	—
1.70% Private Placement Note, principal payment of 34,395,000 Japanese Yen due January 2013	288,670	—
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 0.83%	249,097	371,924
Swiss Franc denominated borrowings at average floating rates of approximately 2.32%	59,258	92,217
U.S. Dollar denominated borrowings at average floating rates of approximately 6.50%	31,200	—
Bank Term Loan, principal payment of $50,000 due June, 2009 at average floating rate of approximately 5.60%	50,000	—
Total Long-Term Debt	$975,406	$611,431

In July 2006, the Company entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing its existing $700,000 Amended and Restated Facility (see below). The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits. Total borrowings under the Revolving Credit Facility were $339,555 and $464,141 at December 31, 2006 and December 31, 2005, respectively, all of which were classified as long-term. In April 2004, the Company entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”). The Unsecured Facility replaced the Company’s lines of credit with several domestic and international banks. On March 9, 2005, the Company renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”). The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.

The Company defines long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement. In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 30 basis points and can vary based on the Company’s Debt to EBITDA ratio. The weighted average interest rates for the Company’s lines were 1.61% and 0.62% at December 31, 2006 and December 31, 2005, respectively. In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.075%. At December 31, 2006, the Company had approximately $660,444 available under its existing bank credit facilities.

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

In January 2003, the Company closed a private placement transaction pursuant to which it issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%. The Company used the proceeds to pay down short-term debt. The Company also swapped $100,000 of its fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points. The Company accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company determined the fair values based on estimated prices quoted by financial institutions. The fair values of these swaps were $(2,819) and $(2,710) as of December 31, 2006 and December 31, 2005, respectively.

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

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements, the  private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges. At December 31, 2006, the Company was in compliance with these financial debt covenants.

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

In September 2006, the FASB issued SFAS 158, which requires recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. This statement amends and clarifies the financial accounting and reporting guidance for defined benefit pension and other postretirement plans. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in AOCI, a component of shareholders’ equity, net of tax effects. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Since the Company already utilizes a fiscal year end measurement date for the majority of its plans, this particular provision does not materially affect the financial statements. The Company adopted SFAS 158 as of December 31, 2006.

The following table summarizes the effect of required changes in the additional minimum liability (“AML”) as of December 31, 2006 prior to the adoption of SFAS 158 as well as the impact of the initial adoption of SFAS 158 on both pension and postretirement benefit plans.

	December 31, 2006 Prior to AML and SFAS 158 Adjustments	AML Adjustment at December 31, 2006 per FAS87	Initial Adoption of SFAS 158	December 31, 2006 Post AML and SFAS 158 Adjustments
Assets:
Other assets	$327,991	$(11,005)	$(45,171)	$271,815
Total assets	$1,962,770	$(11,005)	$(45,171)	$1,906,594
Liabilities:
Accrued and other current liabilities	$254,793	$—	$1,879	$256,672
Postretirement and postemployment benefits	$11,045	$(35,202)	$10,003	$85,846
Total liabilities	$1,795,595	$(35,202)	$11,882	$1,772,275
Shareholders’ equity:
Mimimum pension liability adjustment, net of taxes	$(31,408)	$24,197	$7,211	$—
Postretirement and postemployment adjustment (SFAS No. 158)	$—	$—	$(64,264)	$(64,264)
Total Shareholders’ equity	$66,765	$24,197	$(57,053)	$33,909

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows:

	Pension Benefits	Other Benefits	Total
Net actuarial loss (gain)	$4,356	$431	$4,787
Prior service cost (credit)	16	(36)	(20)
Transition obligation (asset)	9	—	9
Total	$4,381	$395	$4,776

The following tables summarize changes in the benefit obligation, the plan assets and the funded status of the Company’s pension and postretirement benefit plans as well as the components of net periodic benefit costs, including key assumptions.

	Pension Benefits		Other Benefits
Obligations and Funded Status at December 31,	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$299,640	$269,111	$13,806	$11,352
Service cost	12,711	11,666	23	51
Interest cost	15,876	14,523	667	716
Foreign currency exchange adjustment	20,469	(17,983)	—	—
Amendments	(127)	391	—	—
Plan participants’ contributions	1,766	1,801	349	314
Actuarial (gain) loss	827	29,816	(1,349)	2,487
Benefits paid (net of Medicare subsidy of $54 in 2006)	(9,864)	(9,757)	(1,413)	(1,114)
Settlements	(2,657)	—	—	—
Acquisitions	3	72	—	—
Benefit obligation at end of year	$338,644	$299,640	$12,083	$13,806
Change in plan assets
Fair value of plan assets at beginning of year	$311,001	$271,490	$—	$—
Actual return on assets	37,745	26,599	—	—
Foreign currency exchange adjustment	17,545	(10,989)	—	—
Employer contributions	16,900	31,857	1,064	800
Plan participants’ contributions	1,766	1,801	349	314
Benefits paid (net of Medicare subsidy of $54 in 2006)	(9,864)	(9,757)	(1,413)	(1,114)
Settlements	(1,090)	—	—	—
Fair value of plan assets at end of year	$374,003	$311,001	$—	$—
Funded status	$35,359	$11,361	$(12,083)	$(13,806)
Unrecognized actuarial loss	n/a	93,750	n/a	5,019
Unrecognized prior service cost	n/a	(729)	n/a	(218)
Unrecognized net transition asset	n/a	(55)	n/a	—
Contributions between measurement and end of fiscal year	119	—	n/a	n/a
Net amount recognized	$35,478	$104,327	$(12,083)	$(9,005)
Amounts recognized in the Consolidated Statements of Financial Position consist of:
Other assets	$97,279	$137,498	$—	$—
Accrued and other current liabilities	(1,879)	n/a	(717)	n/a
Postretirement and postemployment benefits	(59,922)	(80,429)	(11,366)	(9,005)
Intangible asset (Other assets)	n/a	403	n/a	—
Accumulated other comprehensive income (Minimum pension liability)	n/a	46,855	n/a	—
Net amount recognized	$35,478	$104,327	$(12,083)	$(9,005)

The accumulated benefit obligation for all defined benefit pension plans was $317,767 and $280,601 at December 31, 2006, and 2005, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31,	2006	2005
Projected benefit obligation	$226,901	$196,847
Accumulated benefit obligation	$206,967	$178,400
Fair value of plan assets	$165,064	$125,067

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits	Other Benefits
Additional Information as of December 31,	2006	2006
Net actuarial loss (gain)	$83,314	$3,362
Prior service cost (credit)	(267)	(49)
Transition obligation (asset)	(56)	—
Total	$82,991	$3,313

Components of Net Periodic Benefit	Pension Benefits			Other Benefits
Cost for years ended December 31,	2006	2005	2004	2006	2005	2004
Service cost	$12,711	$11,666	$11,276	$23	$51	$92
Interest cost	15,876	14,523	12,865	667	716	769
Expected return on plan assets	(25,645)	(22,051)	(19,036)	—	—	—
Amortization of prior service cost (credit)	(2)	(200)	(226)	(168)	(987)	(987)
Amortization of transition obligation	19	(2)	(92)	—	—	—
Amortization of net loss	4,592	3,055	2,677	308	364	453
Settlement loss	264	—	—	—	—	—
Net periodic benefit cost	$7,815	$6,991	$7,464	$830	$144	$327

ASSUMPTIONS

Weighted average assumptions used to determine	Pension Benefits		Other Benefits
benefit obligations at December 31,	2006	2005	2006	2005
Discount rate	5.39%	5.15%	6.00%	5.75%
Rate of compensation increase	3.49%	3.75%	n/a	n/a

Weighted average assumptions used to determine	Pension Benefits			Other Benefits
net periodic benefit cost for years ended December 31,	2006	2005	2004	2006	2005	2004
Discount rate	5.15%	5.61%	5.77%	5.75%	6.00%	6.25%
Expected long-term return on plan assets	7.99%	8.33%	8.32%	n/a	n/a	n/a
Rate of compensation increase	3.75%	3.73%	3.68%	n/a	n/a	n/a

In selecting an expected return on plan asset assumption, the Company considers the returns being earned by the plan assets in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. At January 1, 2007 the expected return on plan assets for the U.S. pension plans is 8.50%, which is unchanged from the prior year. Outside the U.S. the range of applicable expected rates of return is 0.21%—9.0% as of January 1, 2007, which has been reduced from a range of 0.42%—10.0% at January 1, 2006. The actual return on plan assets will vary from year to year versus this assumption. The Company believes it is appropriate to use long-term expected forecasts in selecting its expected return on plan assets. As such, there can be no assurance that its actual return on plan assets will approximate the long-term expected forecasts. The expected return on assets and the actual return on assets were $25,645 and $37,745, respectively, for the year ended December 31, 2006.

Assumed health care cost trend rates at December 31,	2006	2005	2004
Health care cost trend rate assumed for next year	10.0%	10.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2011	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$54	$(46)
Effect on postretirement benefit obligation	$951	$(813)

PLAN ASSETS

The Company’s pension plan weighted average asset allocations at December 31, 2006, and 2005, by asset category, follows:

	Plan Assets at December 31,
Asset Category	2006	2005
Equity securities	68%	72%
Debt securities	27	27
Real estate	4	0
Other	1	1
Total	100%	100%

The target asset allocation for the Company’s pension plans is as follows:

Asset Category	2006
Equity securities	60–75%
Debt securities	25–30%
Real estate	0–10%
Other	0–5%

The Company invests primarily in equity and debt securities that are within prudent levels of risk and provide for necessary liquidity requirements. The long-term objectives are to invest in vehicles that provide a return that both limits the risk of plan assets failing to meet associated liabilities and minimizes long-term expense. The majority of the Company’s plan assets are measured quarterly against benchmarks established by the Company’s investment advisors, and the Company’s Asset Management Committee, who has the authority to recommend changes as deemed appropriate and reviews actual performance. The Company periodically conducts asset liability modeling studies to ensure that the investment strategy is aligned with the obligations of the plans and that the assets will generate income and capital growth to meet the cost of current and future benefits that the plans provide. The pension plans do not include investments in Company stock at December 31, 2006 or 2005.

CASH FLOWS

CONTRIBUTIONS.   During fiscal 2006, the Company contributed approximately $17,964 to its pensions and postretirement benefit plan which included voluntary contributions above the minimum requirements for the pension plans. The Company currently expects to contribute, at a minimum, $7,875 to its pensions and postretirement benefit plan during fiscal 2007. The Company may make additional contributions into its pension plans in fiscal 2007 depending on, among other factors, how the funded status of those plans changes and in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts we may deem to be appropriate.

ESTIMATED FUTURE BENEFIT PAYMENTS AND SUBSIDY RECEIPTS.   The following benefit payments (net of expected participant contributions), which reflect expected future service and the Medicare Part D subsidy receipts, are expected to be paid or received as follows:

Expected benefit payments/(subsidy receipts)	Pension Benefits	Other Benefits	Expected Federal Subsidy

2007	$9,938	$717	$(74)
2008	10,263	748	(87)
2009	10,898	771	(100)
2010	11,221	787	(112)
2011	11,478	815	(117)
Years 2012–2016	65,134	4,296	(663)

PLANS ACCOUNTED FOR UNDER APB OPINION NO. 12, “OMNIBUS OPINION—1967.”   The Company provides certain executives with supplemental pension benefits in accordance with their individual employment arrangements. As individual arrangements, these pension benefits are accounted for under APB Opinion No. 12 (which addresses accounting for deferred compensation contracts) and not SFAS No. 87, and as a result, the tables of this Note 11 do not include the Company’s expense or obligation associated with providing these benefits. The Company’s obligation for these unfunded arrangements was $12,877 at December 31, 2006 and $20,009 at December 31, 2005. The year-over-year decrease in the obligation reflects the retirement in 2006 of former Chairman, David Thomas, who received a lump-sum distribution of his pension benefit. Annual expense was approximately $4,725, $5,232 and $4,257 for the years ended December 31, 2006, 2005 and 2004, respectively. The discount rate and rate of compensation increase used to measure year-end obligations was 6.00% and 5.00%, respectively, as of December 31, 2006, and 5.75% and 5.00%, respectively, as of December 31, 2005.

DEFINED CONTRIBUTION PLANS.   Certain employees of the Company in the United States of America are eligible to participate in the Company-sponsored defined contribution plan. The Company makes a matching contribution of up to 50% of the employee’s contribution based on specified limits of the employee’s salary. The Company’s expense related to this plan was approximately $3,873, $3,281 and $2,998 for the years ended December 31, 2006, 2005 and 2004, respectively. Approximately 4% and 5% of total plan assets were invested in Company stock at December 31, 2006 and 2005, respectively.

There are additional Company-sponsored defined contribution arrangements for employees of the Company residing in countries other than the United States. The Company is required to make contributions based on the specific requirements of the plans. The Company’s expense related to these plans was approximately $4,329, $4,536 and $4,557 for the years ended December 31, 2006, 2005 and 2004, respectively. None of the plan assets were invested in Company stock at any time during 2006 or 2005.

Note 12.   Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R. The Company elected to use the modified prospective transition method; therefore, prior period results were not retrospectively adjusted. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the Common Stock on the grant date, in accordance with APB 25. As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted stock units and stock option modifications.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their fair values. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was part of the total award and not a separate award. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with the provisions of SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, the Company accounted for stock options by estimating forfeitures in the first three quarters of the year and applying the full year actual forfeitures in the fourth quarter of the year, as well as applying a forfeiture assumption, and forfeitures were recognized as they occurred for restricted stock grants. The Company has elected to follow the transition guidance put forth in paragraph 81 of SFAS 123R for the purpose of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. Under this method, the pool of excess tax benefits is calculated by including the net excess tax benefits that would have qualified as such had the entity adopted SFAS 123 for recognition purposes. In addition, realized tax benefits in excess of amounts recognized in the Consolidated Statements of Income are recognized as a financing activity rather than an operating activity subsequent to SFAS 123R adoption for purposes of the Consolidated Statement of Cash Flows.

The Company maintains four Stock Incentive Plans, which provide for the grant of stock options, restricted stock and restricted stock units to eligible employees and Non-Employee Directors. At December 31, 2006, there were 59,279 shares of Common Stock reserved for issuance under all of the Company’s stock plans, of which 14,058 shares are still available for future grants. Common Stock reserved for issuance includes 18,448 shares from the 2000 Stock Incentive Plan, which the Board of Directors approved during 2000, 36,484 shares from the 1998 Employees’ Stock Incentive Plan, 29,784 of which was approved by the shareholders during 1998 and 6,700 of which were approved by the shareholders in May 2006, 3,437 shares from the 1998 Employees’ Stock Purchase Plan, which was approved by the shareholders during 1998, and 910 shares from the 1998 Non-Employee Directors’ Stock Incentive Plan, 410 shares of which were approved by the shareholders during 1998 and an additional 500 shares of which were approved by the shareholders in May 2003. Historically, stock options have been granted to broad groups of employees on a discretionary basis. Beginning in fiscal 2006, employees are generally eligible to receive restricted stock units with a service condition of four years instead of stock options with a service condition of three years. Certain senior employees will continue to be eligible to receive restricted stock units which contain both performance and service conditions.

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

Stock options are granted with an exercise price equal to the fair market value of a share of Common Stock on the date of grant. Stock options expire within five, seven, or ten years and generally vest ratably over three years for employees and one to three years for non-employee directors. The vesting period and option term for grants to employees is at the discretion of the Human Resources Committee of the Board of Directors.

Restricted stock units are granted at a price equal to the fair market value of a share of Common Stock on the date of grant. Restricted stock units with service vesting generally vest ratably over three to four years. The vesting period for grants to employees is at the discretion of the Human Resources Committee of the Board of Directors.

Participation in the Performance Restricted Stock Units program (“PERS”), under which performance restricted stock units are granted, is limited to key senior executives. The target award is denominated in cash and is equal to each eligible executive’s annual incentive target. These awards are subject to fair value adjustments for any changes in the underlying market value of the Company’s Common Stock until the end of the performance period. The performance period is one year during which performance against the established financial criterion is measured. The actual award is quantified and granted to eligible employees in restricted stock units at the February Human Resources Committee of the Board of Directors meeting in the year following the one year performance period. Upon grant, there is an additional two year cliff vest service requirement which begins on the first business day of the year following the performance period. If performance criterion is not met, the award is forfeited and no restricted stock units are granted.   The restricted stock units granted are determined using the fair market value based on the average high/low stock price for the last 20 business days of the performance period in accordance with the PERS program. Performance awards are granted at a price equal to the fair market value of a share of Common Stock on the date of grant.

Participation in the Long Term Incentive program (“LTI”), under which performance restricted stock units are granted, is at the CEO’s discretion with participants varying from year to year. The target awards, by person, are approved by the Human Resources Committee of the Company’s Board of Directors prior to the end of the first quarter of the performance cycle. The target award is denominated 50% in cash, or in un-restricted shares of stock at the fair market value of IMS Common Stock on the day of grant, which are payable after the two year performance period. The remaining 50% is payable in restricted stock units, which are granted after the two year performance period with an additional two year cliff vest service requirement. A restricted stock unit, if earned, may only be settled by issuance or delivery of a share. These awards are subject to fair value adjustments for any changes in the underlying market value of the Company’s Common Stock until the end of the two year performance period. At the end of the performance period, achievement against the established financial criterion is measured and the actual payout percentage is quantified and approved by the Human Resources Committee of the Board of Directors following approval of year end results by the Board of Directors. If performance criterion is not met, the award is forfeited and no restricted stock units are granted, or cash paid. The restricted stock units granted are determined using the fair market value based on the average high/low stock price for the last 20 business days of the year prior to the beginning of the performance period in accordance with the LTI plan document. Performance awards are granted at a price equal to the fair market value of a share of Common Stock on the date of grant.

The following table summarizes activity of stock options for the periods indicated:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Options Outstanding, December 31, 2003	37,021	$20.89
Granted	6,003	$23.90
Exercised	(5,598)	$17.25
Forfeited	(1,020)	$18.89
Cancelled	(906)	$27.50
Options Outstanding, December 31, 2004	35,500	$21.86
Granted	4,813	$24.12
Exercised	(8,726)	$18.97
Forfeited	(575)	$20.63
Cancelled	(1,028)	$26.93
Options Outstanding, December 31, 2005	29,984	$22.91
Granted	11	$24.54
Exercised	(6,161)	$19.36
Forfeited	(699)	$23.58
Cancelled	(1,739)	$28.93
Options Outstanding, December 31, 2006	21,396	$23.43	3.37	$99,198
Options Vested or Expected to Vest, December 31, 2006	21,069	$23.42	3.34	$98,030
Exercisable, December 31, 2006	17,039	$23.27	2.97	$83,480

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s Common Stock as of the end of the period. As of December 31, 2006, approximately $16,312 of unrecognized stock compensation expense related to unvested stock options (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1 year. As of December 31, 2005, approximately $41,489 of unrecognized stock compensation expense related to unvested stock options (net of estimated forfeitures) was expected to be recognized over a weighted-average period of 1.60 years. Proceeds received from the exercise of stock options was $119,257 for the year ended December 31, 2006, and $165,567 for the year ended December 31, 2005. The intrinsic value of stock options that were exercised was $49,208 for the year ended December 31, 2006, the majority of which is currently deductible for tax purposes, and $63,815 for the year ended December 31, 2005.

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123R and SEC guidance contained in SAB 107.

The following table summarizes the weighted average assumptions used to compute the weighted average fair value of stock option grants:

	Year Ended December 31,
	2006	2005
Dividend Yield	0.5%	0.3%
Weighted Average Volatility	29.4%	29.6%
Risk Free Interest Rate	4.49%	3.87%
Expected Term	4.39 years	4.39 years
Weighted Average Fair Value of Options Granted	$7.82	$7.46
Weighted Average Grant Price	$24.54	$24.12

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

The following table summarizes activity of restricted stock units with service conditions.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested, December 31, 2003	411	$19.65
Granted	38	$24.39
Vested	(29)	$20.79
Forfeited	(10)	$19.37
Unvested, December 31, 2004	410	$20.01
Granted	153	$24.46
Vested	(119)	$24.41
Forfeited	0	$0.00
Unvested, December 31, 2005	444	$20.30
Granted	1,386	$26.12
Vested	(217)	$22.03
Forfeited	(55)	$25.79
Unvested, December 31, 2006	1,558	$25.04	$43,065
Vested or Expected to Vest, December 31, 2006	1,397	$24.92	$38,603

The intrinsic value for restricted stock units is calculated based on the market price of the Company’s Common Stock as of the end of the period. As of December 31, 2006, approximately $26,445 of unrecognized stock compensation expense related to unvested restricted stock units (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 3.00 years. As of December 31,

2005, approximately $2,193 of unrecognized stock compensation expense related to unvested restricted stock units was expected to be recognized over a weighted-average period of 1.96 years. The total fair value of restricted stock units with service conditions which vested during the periods ended December 31, 2006 and 2005 was $4,467 and $2,802, respectively.

The following table summarizes activity of restricted stock units with performance conditions.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested, December 31, 2003	106	$17.82
Granted	156	$23.19
Vested	0	$0.00
Forfeited	(21)	$21.63
Unvested, December 31, 2004	241	$20.96
Granted	194	$20.62
Vested	(53)	$18.97
Forfeited	(7)	$17.72
Unvested, December 31, 2005	375	$21.12
Granted	154	$24.53
Vested	(181)	$21.76
Forfeited	(28)	$24.08
Unvested, December 31, 2006	320	$22.14	$8,854
Vested or Expected to Vest, December 31, 2006	308	$22.16	$8,504

The intrinsic value for restricted stock units with performance conditions is calculated based on the market price of the Company’s Common Stock as of the end of the period. As of December 31, 2006, approximately $1,145 of unrecognized stock compensation expense related to unvested restricted stock units (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.00 year. As of December 31, 2005, approximately $1,939 of unrecognized stock compensation related to unvested restricted stock units with performance conditions was expected to be recognized over a weighted-average period of 1.00 year. The total fair value of restricted stock units with performance conditions which vested during the periods ended December 31, 2006 and 2005 was $5,570 and $1,231, respectively.

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied:

		Year ended December 31, 2005	Year ended December 31, 2004
Net Income:	As reported	$284,091	$285,422
	Add: Stock-based employee compensation expense included in reported net income, net of tax	4,008	2,875
	Deduct: Total stock-based employee compensation expense under fair value method for all awards, net of tax	(29,829)	(26,238)
	Pro forma	$258,270	$262,059
Earnings Per Share:
Basic	As reported	$1.24	$1.22
	Pro forma	$1.13	$1.12
Diluted
	As reported	$1.22	$1.20
	Pro forma	$1.11	$1.10

The following table summarizes the components and classification of stock-based compensation expense in 2006:

Year Ended December 31, 2006
Stock Options	$30,022
Restricted Stock Units	$11,842
Employee Stock Purchase Plan	$914
Total Stock-Based Compensation Expense	$42,778
Operating Costs	$6,728
Selling, & Administrative Expenses	$36,050
Total Stock-Based Compensation Expense	$42,778
Tax Benefit on Stock-Based Compensation Expense	$13,013

The tax benefit realized on stock options exercised and restricted stock issued for the year ended December 31, 2006 was $18,245.

The following table shows the  impact on results of operations for the year ended December 31, 2006 as a result of adopting SFAS 123R instead of continuing to account for share-based awards under APB 25:

Year Ended December 31, 2006
Reduction in Income from Continuing Operations	$39,753
Reduction in Income Before Income Taxes	$39,753
Reduction in Net Income	$27,804
Reduction in Basic Earnings Per Share	$0.14
Reduction in Diluted Earnings Per Share	$0.13

During 2006, realized tax benefits in excess of amounts recognized in the Consolidated Statements of Income equal to $6,509 were recognized as a financing activity rather than an operating activity for purposes of the Consolidated Statement of Cash Flows.

The Company satisfies stock option exercises, vested restricted stock units and ESPP shares with repurchased treasury stock on hand. For further information regarding the Company’s share repurchase programs and shares available for repurchase under such programs, see Note 15.

Note 13.   Income Taxes

Income from continuing operations before provision for income taxes consisted of:

	2006	2005	2004
U.S.	$277,677	$293,734	$248,489
Non-U.S.	171,068	160,519	165,950
	$448,745	$454,253	$414,439

The provision (benefit) for income taxes consisted of:

	2006	2005	2004
U.S. Federal and State:
Current	$84,124	$133,820	$69,616
Deferred	(7,546)	19,880	14,978
	$76,578	$153,700	$84,594
Non-U.S.:
Current	$47,367	$11,636	$46,023
Deferred	9,289	4,826	(1,436)
	56,656	16,462	44,587
Total	$133,234	$170,162	$129,181

The following table summarizes the significant differences between the U.S. Federal statutory taxes and the Company’s provision for income taxes for consolidated financial statement purposes.

	2006	2005	2004
Tax Expense at Statutory Rate	35.0%	35.0%	35.0%
State and Local Income Taxes, net of Federal Tax Benefit	1.3	1.2	1.1
Impact of Non-U.S. Tax Rates and Credit	(1.2)	(2.7)	(3.4)
AJCA Taxes	—	8.9	—
U.S. Audit Settlements	(3.9)	—	(3.8)
Non-U.S. Audit Settlements	—	(6.4)	—
Pre-Spin Liability	(6.4)	—	—
Unremitted Earnings	6.2	—	—
Amortization of U.S. Intangibles	(3.1)	1.0	1.1
Other, net	1.8	0.5	1.2
Total Taxes	29.7%	37.5%	31.2%

In 2006, the Company’s effective tax rate of 29.7% was impacted by approximately $69,200 primarily due to a favorable U.S. partnership audit settlement for the tax years 1998 through 2003 and a favorable U.S. corporate audit settlement of approximately $17,600 for the tax years 2000 through 2003. The effective tax rate was also impacted by approximately $27,650 of tax expense associated with a reorganization of certain non-U.S. subsidiaries, of which approximately $6,200 was incurred in the fourth quarter. Further, approximately $24,900 of tax expense was recorded in 2006 related to disputes between the Company and NMR, on the one hand, and Donnelley and certain of its former affiliates on the other hand, as to the proper interpretation, and allocation, of tax liabilities under the 1996 Spin-Off agreements (see Note 16).

In 2005, the Company’s effective tax rate of 37.5% was reduced compared to 2004 primarily due to a favorable non-U.S. audit settlement of approximately $29,200. The effective tax rate for 2005 was also impacted by $40,600 of tax expense from the repatriation of $647,000 of foreign earnings back to the U.S. during 2005 under the American Jobs Creation Act of 2004 (“AJCA”).

In 2004, the Company’s effective tax rate of 31.2% was decreased by approximately $15,100 primarily due to a favorable partial U.S. audit settlement.

The Company’s deferred tax assets (liabilities) are comprised of the following at December 31:

	2006	2005
Deferred Tax Assets:
Non-U.S. Intangibles	$45,176	$44,629
Securities and Other Investments	7,135	10,316
Net Operating Losses	33,164	39,537
Equity Compensation	8,648	0
Accrued Liabilities	558	1,322
	94,681	95,804
Valuation Allowance	(21,078)	(24,193)
	73,603	71,611
Deferred Tax Liabilities:
Computer Software	(76,673)	(78,887)
Undistributed Earnings	(27,650)	0
Deferred Revenues	(10,529)	(15,424)
Employee Benefits	(14,542)	(10,772)
Depreciation	(4,095)	(6,010)
Other	(11,084)	(11,105)
	(144,573)	(122,198)
Net Deferred Tax Liability	$(70,970)	$(50,587)

The 2006 and 2005 net deferred tax liability consists of a current deferred tax asset of $30,995 and $31,849, a non-current deferred tax asset of $38,691 and $48,414, a current deferred tax liability of $7,238 and $8,627, and a non-current deferred tax liability included in Other liabilities of $133,418 and $122,223, respectively. Also included in Other liabilities are certain income tax liabilities of $21,700 deemed to be long-term in nature. See Notes 2 and 16.

The Company has federal, state and local, and non-U.S. tax loss carryforwards, the tax effect of which was $33,164 as of December 31, 2006. Of this amount, $9,772 have an indefinite carryforward period, $324 will expire in 2007 and the remaining $23,068 expire at various times between 2008 and 2026. The Company established a valuation allowance against state and local and non-U.S. net operating losses of $21,078 in 2006, $24,193 in 2005 and $12,382 in 2004, that based on available evidence, are more likely than not to expire before they can be utilized.

Undistributed earnings of non-U.S. subsidiaries aggregated approximately $849,700 at December 31, 2006. As of December 31, 2006, the Company maintained its intention to indefinitely reinvest all but approximately $105,000 of earnings in Switzerland. The Company has accrued approximately $27,650 of tax expense on this amount. Deferred tax liabilities for U.S. federal income taxes have not been recognized for the remaining $744,700 of undistributed earnings. It is not currently practicable to determine the amount of applicable taxes on this amount.

Note 14.   Commitments

The Company’s contractual obligations include facility leases, agreements to purchase data and telecommunications services, leases of certain computer and other equipment and projected pension and other postretirement benefit plan contributions. At December 31, 2006, the minimum annual payment under these agreements and other contracts that have initial or remaining non-cancelable terms in excess of one year are as listed in the following table:

	Year
	2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases(1)	$29,845	$27,198	$23,818	$20,785	$19,662	$52,689	$173,997
Data Acquisition and Telecommunication Services(2)	146,530	93,784	65,758	55,205	32,667	3,071	397,015
Computer and Other Equipment Leases(3)	22,522	18,519	9,140	3,718	1,234	879	56,012
Projected Pension and Other Postretirement Benefit Plan Contributions(4)	7,875	—	—	—	—	—	7,875
Long-term Debt(5)	25,463	169,257	18,693	18,693	405,517	451,901	1,089,524
Other Long-term Liabilities reflected on Consolidated Balance Sheet(6)	11,840	11,186	11,831	12,158	12,438	69,221	128,674
Total	$244,075	$319,944	$129,240	$110,559	$471,518	$577,761	$1,853,097

(1)          Rental expense under real estate operating leases for the years 2006, 2005 and 2004 was $26,073, $24,107 and $22,700, respectively.

(2)          Expense under data and telecommunications contracts for the years 2006, 2005 and 2004 was $145,082, $139,652 and $137,415, respectively.

(3)          Rental expense under computer and other equipment leases for the years 2006, 2005 and 2004 was $23,021, $19,912 and $18,422, respectively. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.

(4)          The Company’s contributions to pension and other postretirement benefit plans for the years 2006, 2005 and 2004 were $17,964, $32,657 and $35,930, respectively. The estimated contribution amount shown for 2007 includes both required and discretionary contributions to funded plans as well as benefit payments from unfunded plans. The majority of the expected contribution shown for 2007 is required.

(5)          Amounts represent the principal balance plus estimated interest expense under the Company’s long-term debt (see Note 10).

(6)          Includes estimated future funding requirements related to pension and postretirement benefits (see Note 11) and the long-term portions of the 2001 severance, impairment and other charges (see Note 6). As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: long-term tax liabilities ($21,700), deferred taxes ($133,417) and other sundry items ($11,530).

Under the terms of certain purchase agreements related to acquisitions made since 2002, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2006 through 2009. Substantially all of these additional payments will be recorded as goodwill in accordance with “EITF” No. 95-8, “Accounting for

Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”  As of December 31, 2006, approximately $47,000 had been earned under these contingencies. Based on current estimates, the Company expects that additional contingent payments under these agreements may total approximately $21,000. It is expected that these contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2006 through 2009.

Note 15.   IMS Health Capital Stock

The Company’s share repurchase program has been developed to buy opportunistically, when the Company believes that its share price provides it with an attractive use of its cash flow and debt capacity.

On January 29, 2007, the company purchased 6,135 shares of outstanding Common Stock at an initial cost of approximately $170,000 pursuant to an accelerated share repurchase program (“ASR”). See Note 20.

On December 19, 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. As of December 31, 2006, 10,000 shares remained available for repurchase under the December 2006 program.

On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares. As of December 31, 2006, 6,444 shares remained available for repurchase under the January 2006 program.

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

During 2006, the Company repurchased approximately 33,931 shares of outstanding Common Stock under these programs at a total cost of $880,407, including the repurchase of 25,000 shares on January 30, 2006 pursuant to an ASR. During 2005, the Company repurchased approximately 10,213 shares of outstanding Common Stock under these programs at a total cost of $246,507. During 2004, the Company repurchased approximately 15,000 shares of outstanding Common Stock under these programs at a total cost of $362,659, including the repurchase of 4,600 shares on January 9, 2004 pursuant to an ASR.

Shares acquired through the Company’s repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with SEC Rule 10b-18, with the exception of purchases pursuant to the 2006 and 2007 ASR.

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

Note 16.   Contingencies

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

D&B Legacy and Related Tax Matters

Sharing Disputes.   In 1996 the company then known as The Dun & Bradstreet Corporation (“D&B”) and now known as R.H. Donnelley Corporation (“Donnelley”) separated into three public companies by spinning-off ACNielsen Corporation (“ACNielsen”) and the company then known as Cognizant Corporation (“Cognizant”) and now known as Nielsen Media Research, Inc., a subsidiary of The Nielsen Company, formerly known as VNU N.V. (“NMR”) (the “1996 Spin-Off”). The agreements effecting the 1996 Spin-Off allocated tax-related liability with respect to certain prior business transactions (the “Legacy Tax Controversies”) between D&B and Cognizant. The D&B portion of such liability is now shared among Donnelley and certain of its former affiliates (the “Donnelley Parties”), and the Cognizant portion of such liability is shared between NMR and the Company pursuant to the agreements effecting Cognizant’s spin-off of the Company in 1998 (the “1998 Spin-Off”).

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

On August 14, 2006, the Donnelley Parties commenced arbitration regarding one of these disputes (referred to herein as the “Dutch Partnership Dispute”) by filing a Notice of Arbitration and Statement of Claim (the “Donnelley Statement”) with the American Arbitration Association International Center for Dispute Resolution (the “AAA”). In the Donnelley Statement, the Donnelley Parties claim that the Company and NMR collectively owe approximately an additional $10,800 with respect to the Dutch Partnership Dispute; (if determined liable, the Company’s share of this amount would be approximately $5,400 (tax and interest, net of federal income tax benefit)). On October 16, 2006, the Company and NMR filed a Statement of Defense denying all claims made by the Donnelley Parties in the Donnelley Statement. The parties are currently engaged in discovery in this arbitration.

The Company accrued approximately $24,900 for the Dutch Partnership Dispute and the remaining disputes in 2006. During 2006, the Company made payments with regard to one of the disputes of approximately $5,900 (including tax and interest, net of federal income tax benefit) related to certain 1995 and 1996 shared state and local legacy tax liabilities. As of December 31, 2006 the Company has a reserve of approximately $20,200 for the remainder of these matters. The Company intends to vigorously defend itself with respect to the Dutch Partnership Dispute and the remaining disputes.

The Partnership (Tax Year 1997).   The IRS is seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense with respect to a partnership now substantially owned by the Company (the “Partnership”) on the Partnership’s 1997 tax return. During 1997, the Partnership was substantially owned by Cognizant, but liability for this matter was allocated to the Company pursuant to the agreements effecting the 1998 Spin-Off. The Company has filed a formal protest relating to the proposed assessment for 1997 with the IRS Office of Appeals. The Company is attempting to resolve this matter in the administrative appeals process before proceeding to litigation if necessary. If the IRS were to ultimately prevail in its position, the Company’s liability (tax and interest, net of tax benefit) with respect to tax year 1997 would be approximately $20,300, which amount the Company had reserved in current accrued income taxes payable at December 31, 2006.

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

Other Contingencies

Contingent Consideration.   Under the terms of certain purchase agreements related to acquisitions made since 2002, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2006 through 2009. Substantially all of these additional payments will be recorded as goodwill in accordance with “EITF” No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”  As of December 31, 2006, approximately $47,000 had been earned under these contingencies. Based on current estimates, the Company expects that additional contingent payments under these agreements may total approximately $21,000. It is expected that these contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2006 through 2009.

Other Tax Contingencies.   In addition to the tax items discussed above, the Company has net tax reserves of approximately $25,000 that relate to various positions it has taken on tax returns filed in numerous countries over the last several years. These reserves represent the Company’s best estimate of the probable liability should the tax return positions be challenged by the relevant tax authorities. While the amount is material in the aggregate, no individual item is material and no single event will have a material impact related to these reserves. See Note 13 for additional tax related matters.

Note 17.   Merger Costs

In connection with the terminated merger with The Nielsen Company (“Nielsen”), formerly known as VNU N.V., the Company incurred merger costs of $17,928 during 2005 primarily for professional fees. Such fees were expensed as incurred during 2005. In connection with the merger termination agreement, Nielsen agreed to reimburse the Company $15,000 for merger related costs incurred by IMS. This $15,000 has been reflected in Other income (expense), net in the Consolidated Statements of Income for the year ended December 31, 2005, since such reimbursement was not contemplated at the time the fees were incurred.

Additionally, in accordance with the terms of the merger termination agreement, Nielsen was required to pay the Company $45,000 as a result of the acquisition of Nielsen by a private equity group in June 2006. This $45,000 payment was received during 2006 and is reflected in Other income (expense), net in the Consolidated Statements of Income for the year ended December 31, 2006. Furthermore, the Company was required to pay $6,016 during 2006 of investment banker fees and expenses related to the $45,000 payment received, which are included in Merger costs in the Consolidated Statements of Income for the year ended December 31, 2006.

Note 18.   Supplemental Financial Data

ACCOUNTS RECEIVABLE, NET:	At December 31,
	2006	2005
Trade and notes	$307,440	$267,992
Less: Allowances	(7,860)	(7,629)
Unbilled receivables	67,833	36,939
	$367,413	$297,302

OTHER CURRENT ASSETS:	At December 31,
	2006	2005
Deferred income taxes	$30,995	$31,849
Prepaid expenses	62,382	63,999
Work-in-process inventory	61,912	53,643
Other	13,245	11,274
	$168,534	$160,765

PROPERTY, PLANT AND EQUIPMENT, NET	At December 31,
	2006	2005	Estimated Useful Lives
Buildings	$85,406	$94,492	40–50
Less: Accumulated depreciation	(23,030)	(28,107)	years
Machinery and equipment	209,068	204,137	3–12
Less: Accumulated depreciation	(138,878)	(137,781)	years
Leasehold improvements, less Accumulated amortization of $19,635 and $14,688, respectively	11,897	10,836
Land	3,727	5,009
	$148,190	$148,586

COMPUTER SOFTWARE AND GOODWILL:	External Use Software	Internal Use Software	Goodwill
January 1, 2005	$166,499	$63,522	$302,229
Additions at cost	29,250	57,698	172,456
Amortization	(39,142)	(27,880)	—
Other deductions and foreign exchange	(200)	(8,449)	(17,679)
December 31, 2005	$156,407	$84,891	$457,006
Additions at cost	42,732	41,949	41,559
Amortization	(43,297)	(33,048)	—
Other deductions and foreign exchange	(3,866)	9,517	33,045
December 31, 2006	$151,976	$103,309	$531,610

Accumulated amortization of total computer software was $485,205 and $408,007 at December 31, 2006 and 2005, respectively. Accumulated amortization of external use computer software is $196,847 and $153,965 at December 31, 2006 and 2005, respectively.

OTHER ASSETS:	At December 31,
	2006	2005
Long-term pension assets	$97,279	$136,742
Long-term deferred tax asset	38,691	48,414
Deferred charges and other intangible assets	105,217	88,881
Other	30,628	25,046
	$271,815	$299,083

ACCOUNTS PAYABLE:	At December 31,
	2006	2005
Trade	$44,596	$39,270
Taxes other than income taxes	31,478	26,737
Other	5,939	5,730
	$82,013	$71,737

ACCRUED AND OTHER CURRENT LIABILITIES:	At December 31,
	2006	2005
Salaries, wages, bonuses and other compensation	$95,837	$73,720
Accrued data acquisition costs	61,086	53,749
Accrued severance and other costs	4,845	16,824
Other	94,904	87,182
	$256,672	$231,475

OTHER LIABILITIES:	At December 31,
	2006	2005
Long-term tax liability	$21,700	$50,300
Deferred tax liability	133,417	122,223
Other	13,032	14,316
	168,149	186,839

Note 19.   Operations by Business Segment

Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making groups, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company operates a globally consistent business model, offering pharmaceutical business information, analytics and related services to its customers in more than 100 countries. See Note 1.

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

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which the Company operates as of and for the years ended December 31, 2006, 2005 and 2004.

	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total IMS
Year Ended December 31, 2006:
Operating Revenue(4)	$880,669	$812,876	$265,043	—	$1,958,588
Operating Income (Loss)(5)	$305,823	$121,337	$110,566	$(93,540)	$444,186
Total Assets	$648,989	$897,152	$178,284	$182,169	$1,906,594
Year Ended December 31, 2005:
Operating Revenue(4)	$779,855	$735,348	$239,588	—	$1,754,791
Operating Income (Loss)(5)	$292,195	$107,553	$106,170	$(85,098)	$420,820
Total Assets	$578,640	$791,210	$157,442	$445,728	$1,973,020
Year Ended December 31, 2004:
Operating Revenue(4)	$707,471	$654,336	$207,238	—	$1,569,045
Operating Income (Loss)(5)	$278,822	$105,510	$107,714	$(105,585)	$386,461
Total Assets	$434,001	$1,020,115	$158,206	$278,384	$1,890,706

Notes to Geographical Financial Information:

(1)          Americas includes the United States, Canada and Latin America. Americas included Operating Revenue in the United States of $716,880, $633,117, and $571,245 in 2006, 2005, and 2004, respectively, and Total Assets of $519,913, $476,320, and $330,479 in 2006, 2005, and 2004, respectively.

(2)          EMEA includes countries in Europe, the Middle East and Africa.

(3)          Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region.

(4)          Operating Revenue relates to external customers and is primarily based on the location of the customer. The Operating Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)          Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability. The Operating Income amounts for the geographic segments include the impact of foreign exchange in converting results into U.S. dollars. For the year ended December 31, 2004, Severance, impairment and other charges of $6,979, $26,908, and $2,132 for the Americas, EMEA, and Asia Pacific, respectively, are presented in Corporate and Other.

A summary of the Company’s operating revenue by product line for the years ended December 31, 2006, 2005 and 2004 is presented below:

	Years Ended December 31,
	2006	2005	2004
Sales Force Effectiveness	$927,161	$846,505	$778,942
Portfolio Optimization	555,594	509,075	459,086
Launch, Brand and Other	475,833	399,211	331,017
Operating Revenue	$1,958,588	$1,754,791	$1,569,045

Note 20.   Subsequent Events

On January 29, 2007, the Company purchased 6,135 shares of outstanding Common Stock at an initial cost of approximately $170,000 pursuant to an ASR.  The ASR agreement provides for the final settlement amount to be in stock if the Company were to owe an amount to the bank, or in either cash or additional shares of the Company’s Common Stock, at the Company’s sole discretion, if the bank were to owe the Company an amount. The final settlement amount will increase or decrease based on its share price over the settlement period. The Company funded the ASR through its existing bank credit facilities (see Note 10).

Quarterly Financial Data (Unaudited)

	Three Months Ended(1)
2006	Mar-31	Jun-30	Sep-30	Dec-31	Full Year
(Dollars and shares in thousands, except per share data)
Operating Revenue	$446,154	$486,220	$482,706	$543,508	$1,958,588
Operating Costs (exclusive of Depreciation and Amortization)	$197,917	$211,872	$209,178	$230,692	$849,659
Operating Income	$96,736	$106,326	$115,389	$125,736	$444,187
Net Income(2)	$118,097	$62,683	$69,264	$65,467	$315,511
Basic Earnings Per Share of Common Stock: Net Income	$0.56	$0.31	$0.34	$0.33	$1.56
Diluted Earnings Per Share of Common Stock: Net Income	$0.56	$0.30	$0.34	$0.32	$1.53

	Three Months Ended(1)
2005	Mar-31	Jun-30	Sep-30	Dec-31	Full Year
(Dollars and shares in thousands, except per share data)
Operating Revenue	$410,984	$433,282	$432,796	$477,729	$1,754,791
Operating Costs (exclusive of Depreciation and Amortization)	$180,006	$185,311	$195,484	$198,288	$759,089
Operating Income	$96,872	$103,297	$102,231	$118,420	$420,820
Net Income(3)	$30,343	$93,179	$71,140	$89,429	$284,091
Basic Earnings Per Share of Common Stock: Net Income	$0.13	$0.41	$0.31	$0.39	$1.24
Diluted Earnings Per Share of Common Stock: Net Income	$0.13	$0.41	$0.30	$0.38	$1.22

(1)          Refer to Notes 6 and 17 for additional information regarding significant items impacting the Consolidated Statements of Income during 2006 and 2005.

(2)          Includes pre-tax $45,000 payment received from Nielsen related to the terminated merger between IMS and Nielsen (see Note 17).

(3)          Includes a reimbursement of pre-tax $15,000 from Nielsen in the three months ended December 31, 2005 for costs incurred by the Company related to the terminated merger between IMS and Nielsen (see Note 17).

Five-Year Selected Financial Data (Unaudited)

	2006	2005	2004	2003	2002
(Dollars and shares in thousands, except per share data)
Results of Operations:
Operating Revenue	$1,958,588	$1,754,791	$1,569,045	$1,381,761	$1,219,440
Costs and expenses(1)	1,514,402	1,333,971	1,182,584	1,020,269	816,417
Operating Income	444,186	420,820	386,461	361,492	403,023
Non-Operating Income (Loss), net(2)	4,559	33,433	27,978	(37,169)	(24,270)
Income before provision for income taxes	448,745	454,253	414,439	324,323	378,753
Provision for income taxes	(133,234)	(170,162)	(129,181)	(165,954)	(114,964)
TriZetto equity income (loss), net of income taxes	—	—	164	(4,248)	(873)
TriZetto impairment charge, net of income taxes(3)	—	—	—	(14,842)	(26,118)
Income from continuing operations	315,511	284,091	285,422	139,279	236,798
Income from discontinued operations, net of income taxes(4)	—	—	—	2,779	29,317
Gain on discontinued operations(4)	—	—	—	496,887	—
Net Income	$315,511	$284,091	$285,422	$638,945	$266,115
Basic Earnings Per Share of Common Stock:
Income from continuing operations	$1.56	$1.24	$1.22	$0.57	$0.83
Income from discontinued operations	$—	$—	$—	$2.04	$0.10
Basic Earnings Per Share of Common Stock	$1.56	$1.24	$1.22	$2.61	$0.93
Weighted average number of shares outstanding—basic	202,641	228,615	233,199	245,033	285,851
Diluted Earnings Per Share of Common Stock:
Income from continuing operations	$1.53	$1.22	$1.20	$0.56	$0.83
Income from discontinued operations	$—	$—	$—	$2.02	$0.10
Diluted Earnings Per Share of Common Stock	$1.53	$1.22	$1.20	$2.58	$0.93
Weighted average number of shares outstanding—diluted	206,598	232,484	237,705	247,263	286,663
As a % of operating revenue:
Operating Income	22.7%	24.0%	24.6%	26.2%	33.0%
Income from continuing operations	16.1%	16.2%	18.2%	10.1%	19.4%
Cash dividend declared per Common Stock	$0.12	$0.08	$0.08	$0.08	$0.08
Balance Sheet Data:
Shareholders’ Equity	$33,909	$415,055	$255,714	$189,577	$222,256
Total Assets	$1,906,594	$1,973,020	$1,890,706	$1,644,338	$1,618,528
Postretirement and postemployment benefits	$85,846	$110,782	$99,899	$86,920	$73,813
Long-term debt and other liabilities	$1,143,555	$798,270	$878,996	$429,363	$432,894

(1)          2006 and 2005 include merger costs of $6,016 and $17,928, respectively  related to the terminated merger with Nielsen (see Note 17). 2004 includes charges related to Severance, impairment and other charges of $36,890. 2003 includes charges related to Severance, impairment and other charges of $37,220. Refer to Notes 6, 8, and 17 for additional information regarding significant items impacting the Consolidated Statements of Income during the three years ended December 31, 2006.

(2)          2006 and 2005 include pre-tax payments received from Nielsen of $45,000 and $15,000, respectively, related to the terminated merger (see Note 17). 2004 includes a gain from the sale of TriZetto shares of $38,803, gains (losses) from investments, net of $11,892 and the SAB No. 51 loss related to issuance of investees’ stock of $184. 2003 includes gains (losses) from investments, net of $258 and the SAB No. 51 loss related to issuance of investees’ stock of $420. 2002 includes gains (losses) from investments, net of $7,268 and the SAB No. 51 loss related to issuance of investees’ stock of $951. 2001 includes loss on Gartner shares of $84,880, gains (losses) from investments, net of $(25,687) and the SAB No. 51 loss related to issuance of investees’ stock of $6,679. Refer to Notes 4, 8, 9 and 17 for additional information regarding significant items impacting the Consolidated Statements of Income during the three years ended December 31, 2006.

(3)          TriZetto impairment charge, net of income taxes includes taxes of $9,565 and $16,832 in 2003 and 2002, respectively (See Note 8).

(4)          Income from discontinued operations, net of income taxes includes a tax provision of $1,237 and $15,440 for 2003 and 2002, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of December 31, 2006 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the

Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

DESIGN AND EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Pursuant to Section 404 of the Sarbanes Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2006. Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting. Our management’s report and our independent registered public accounting firm’s attestation report are set forth in Part II, Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information about our directors and nominees in response to this Item, including information relating to our audit committee and audit committee financial expert, will be set forth in the section entitled “Proposal No. 1: Election of Directors” in our Definitive Proxy Statement (the “2007 Proxy Statement”) relating to our Annual Meeting of Shareholders to be held on May 4, 2007, which information is incorporated herein by reference. Information about the Company’s executive officers is set forth in the section entitled “Executive Officers of the Registrant” on pages 17 through 19 of this Annual Report on Form 10-K.

Information about the filing of reports by our directors, executive officers and 10% stockholders under Section 16(a) of the Exchange Act will be set forth under the section “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement. Information relating to our Code of Ethics for Principal Executive Officer and Senior Financial Officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11.   Executive Compensation

Information in response to this Item will be set forth in the sections entitled “Proposal No. 1: Election of Directors” and “Compensation of Executive Officers” in our 2007 Proxy Statement, which information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to Item 403 of Regulation S-K will be set forth in the section entitled “Security Ownership of Management and Principal Shareholders” in our 2007 Proxy Statement, which information is incorporated herein by reference.

The following table provides information as of December 31, 2006, regarding certain outstanding awards and shares remaining available for future issuance under our compensation plans under which equity securities are authorized for issuance (excluding 401(k) plans, ESOPs and similar tax-qualified plans):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2) (a)		Weighted-average exercise price of outstanding options, warrants and rights (3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(4) (c)
Equity compensation plans approved by security holders	19,463,407	(1)	$23.66	12,374,825
Equity compensation plans not approved by security holders	4,026,425		22.44	1,682,994
Total	23,489,832		$23.43	14,057,819

(1)          The number of securities to be issued includes 64,068 shares issuable for achievement of the target level of performance under our Long Term Incentive Plan (the “LTIP”) for the performance cycle ending December 31, 2007. Up to 64,087 additional shares would be issuable for that LTIP performance cycle if the maximum performance were achieved (with a corresponding reduction in the number of share remaining available in column (c) of this row). Although not reflected in the table, we are committed to issue shares to three executive officers upon completion of the performance cycle ending December 31, 2007 with targeted value of $3,353,000 and a maximum value of $6,706,000, depending on the level of performance achieved, with the number of shares issuable to be determined based on the fair market value of shares at the end of the performance cycle.

(2)          For programs providing for variable levels of earning of shares over performance periods ending December 31, 2006, the number of shares shown in this column is based on the actual number earned by performance through December 31, 2006.

(3)          Weighted-average exercise price is calculated only for options and stock appreciation rights that have an exercise price. Thus, deferred stock and similar full-value awards which are treated as outstanding “rights” for purposes of column (a) of this Table but which have no exercise price, are not included in the calculation of weighted-average exercise price. Restricted stock is not considered a “righ,t” because actual shares are issued at the grant date, subject to a risk of forfeiture and restrictions on transferability.

(4)          Of the shares remaining available for future issuance, the numbers of shares that may be issued  under our plans at December 31, 2006, were as follows: 1998 Employees’ Stock Incentive Plan, 10,101,140 shares; 2000 Stock Incentive Plan,1,682,994 shares; and 1998 Non-Employee Directors’ Stock Incentive Plan, 218,513 shares. All of these shares are available for issuance as “full-value” awards, which includes restricted stock, restricted stock units, stock granted as a bonus, as well as stock options and stock appreciation rights. Of the shares remaining available for future issuance, 2,055,172 shares remain available under the Company’s Employee Stock Purchase Plan, a stock purchase plan meeting the requirements of Section 423 of the Internal Revenue Code.

Our equity compensation plans that have not been approved by our shareholders are the 2000 Stock Incentive Plan and certain shares authorized for grant under the 1998 Non-Employee Directors’ Stock Incentive Plan. Set forth below is a description of the material features of these plans:

The 2000 Stock Incentive Plan provides for the grant of options and other equity awards to employees, excluding executive officers and directors. The Board of Directors adopted the Plan in 2000. Grants under the Plan are determined, and the Plan is administered by the Human Resources Committee of the Board of Directors (the “Committee”) and certain officers to whom the Committee has delegated authority. The features of the Plan are similar to those of the 1998 Employees’ Stock Incentive Plan, authorizing grants of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, and other stock-based awards. The Committee sets vesting terms of awards at grant; in some cases options or awards may vest upon the achievement of pre-set performance goals. To date, we have granted primarily options and restricted stock units under the Plan. Options must have an exercise price of at least 100% of the fair market value of the Common Stock on the grant date, and a term not exceeding ten years. Upon termination of employment, unvested options generally are forfeited and vested options expire 90 days after termination, except terms that are more favorable apply in the case of death, disability and retirement or as determined by the Committee. The exercise price may be paid in cash or by surrender of previously acquired shares. Restricted stock units granted under the Plan are settled by delivery of shares, and generally have been subject to a risk of forfeiture upon termination of employment for a period of one to four years, except more favorable terms apply to termination due to death, disability or retirement. Holders of restricted stock units are entitled to dividend equivalents payable in cash upon vesting. The Committee has specified that certain awards under the Plan will become vested upon a change in control of IMS.

The 1998 Non-Employee Directors’ Stock Incentive Plan currently provides for the grant of options and restricted stock to non-employee directors. Under Securities and Exchange Commission rules governing the above table, the Plan is considered approved by security holders but was amended by the Board of Directors to add 226,678 shares in 2000. Grants under the Plan are determined, and the Plan is administered by, the Human Resources Committee of the Board of Directors, subject to the review and approval of the full Board of Directors. Options must have an exercise price of at least 100% of the fair market value of the Common Stock on the grant date, and a term not exceeding ten years. The Committee sets vesting terms of awards at grant. Upon termination of service as a director, unvested options generally are forfeited and vested options expire 90 days after termination, except more favorable terms, including non-forfeiture of unvested options, apply in the case of death, disability and retirement or as determined by the Committee. The exercise price may be paid in cash or by surrender of previously acquired shares. Restricted stock granted under the Plan is subject to a risk of forfeiture upon termination of service as a director, except in the case of death or disability or as otherwise determined by the Committee, for a period specified by the Committee.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.   Principal Accountant Fees and Services

Information in response to this item will be set forth in the section entitled “Proposal No. 2: Appointment of and Relationship with Independent Registered Public Accounting Firm” in our 2007 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedule

(a)                  List of documents filed as part of this report.

(1)          Consolidated Financial Statements.

                                                See Index to Consolidated Financial Statements and Financial Statement Schedule on page 104 and in Part II, Item 8 of this Annual Report on Form 10-K.

(2)          Consolidated Financial Statement Schedule.

                                                See Index to Consolidated Financial Statements and Financial Statement Schedule on page 104 and in Part II, Item 8 of this Annual Report on Form 10-K.

(3)          Other Financial Information.

                                                Five-Year Selected Financial Data. See Index to Consolidated Financial Statements and Financial Statement Schedule on page 96 and in Part II, Item 8 of this Annual Report on Form 10-K.

(b)                 Exhibits.

                                                See Index to Exhibits on pages 106 to 117 of this Annual Report on Form 10-K, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits.

(c)                  Financial Statement Schedule.

                                                See Index to Consolidated Financial Statements and Financial Statement Schedule on page 104 and in Part II, Item 8 of this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMS Health Incorporated
(Registrant)
By: /s/ DAVID R. CARLUCCI
David R. Carlucci
Chairman, Chief Executive Officer and President

Date: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DAVID R. CARLUCCI	Chairman, Chief Executive Officer, President and Director
David R. Carlucci	(principal executive officer)
/s/ LESLYE G. KATZ	Senior Vice President and Chief Financial Officer
Leslye G. Katz	(principal financial officer)
/s/ HARSHAN BHANGDIA	Vice President and Controller
Harshan Bhangdia	(principal accounting officer)
/s/ CONSTANTINE L. CLEMENTE
Constantine L. Clemente	Director
/s/ JAMES D. EDWARDS
James D. Edwards	Director
/s/ KATHRYN E. GIUSTI
Kathryn E. Giusti	Director
/s/ JOHN P. IMLAY, JR.
John P. Imlay, Jr.	Director
/s/ ROBERT J. KAMERSCHEN
Robert J. Kamerschen	Director
/s/ H. EUGENE LOCKHART
H. Eugene Lockhart	Director
/s/ M. BERNARD PUCKETT
M. Bernard Puckett	Director
/s/ WILLIAM C. VAN FAASEN
William C. Van Faasen	Director
/s/ BRET W. WISE
Bret W. Wise	Director

Date: February 26, 2007

Index to Consolidated Financial Statements and Financial Statement Schedule

Page No.
Statement of Management’s Responsibility for Financial Statements	47
Management’s Report on Internal Control Over Financial Reporting	48
Report of Independent Registered Public Accounting Firm	49
FINANCIAL STATEMENTS:
As of December 31, 2006 and 2005:
Consolidated Statements of Financial Position	51
For the years ended December 31, 2006, 2005 and 2004:
Consolidated Statements of Income	52
Consolidated Statements of Cash Flows	53
Consolidated Statements of Shareholders’ Equity	55
Notes to Consolidated Financial Statements	58
OTHER FINANCIAL INFORMATION:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Quarterly Financial Data (Unaudited) for the years ended December 31, 2006 and 2005	95
Five-Year Selected Financial Data (Unaudited)	96
FINANCIAL STATEMENT SCHEDULE:
Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004	105
OTHER:
IMS Health Incorporated and Subsidiaries	Exhibit 21

Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

IMS Health Incorporated and Subsidiaries

Schedule II—Valuation and Qualifying Accounts
For the years ended December 31, 2006, 2005 and 2004

COL. A	COL. B	COL. C				COL. D		COL. E
		Additions
Description	Balance Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
Allowance for accounts receivable:
For the Year Ended December 31, 2006	$7,629	$1,993		$339	(a)	$2,101	(b)	$7,860
For the Year Ended December 31, 2005	$8,270	$6,507		$2,774	(a)	$9,922	(b)	$7,629
For the Year Ended December 31, 2004	$4,429	$3,997		$6,617	(a)	$6,773	(b)	$8,270
Valuation allowance deferred income taxes:
For the Year Ended December 31, 2006	$24,193	$130	(c)	$—		$3,245		$21,078
For the Year Ended December 31, 2005	$12,382	$10,272	(c)	$2,029	(d)	$490		$24,193
For the Year Ended December 31, 2004	$9,146	$3,395	(c)	$—		$159		$12,382

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

(d)             Includes valuation allowance for Pharmetrics Net Operating Losses acquired in 2005.

Index to Exhibits

Regulation S-K Exhibit Number	Description
3	Articles of Incorporation and By-laws
	.1	Restated Certificate of Incorporation of IMS Health Incorporated dated May 29, 1998 (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 10 filed on June 12, 1998).
.2

Certificate of Amendment of Restated Certificate of Incorporation of IMS Health Incorporated dated March 22, 1999 (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed on May 17, 1999).

	.3	Second Amended and Restated By-Laws of IMS Health Incorporated (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 21, 2006).
4	Instruments Defining Rights of Security Holders, Including Indentures
.1

Rights Agreement dated as of June 15, 1998 between IMS Health Incorporated and First Chicago Trust Company of New York (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).

.2

Amendment No. 1 to the Rights Agreement dated as of March 28, 2000 between IMS Health Incorporated and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000).

.3

Amendment No. 2 to the Rights Agreement dated as of July 18, 2000 between IMS Health Incorporated and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000).

.4

Amendment No. 3, dated July 10, 2005, to the Rights Agreement, dated as of June 15, 1998 between IMS Health Incorporated and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on July 11, 2005).

.5

Amendment No. 4, dated February 16, 2006, to the Rights Agreement, dated as of June 15, 1998 between IMS Health Incorporated and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 17, 2006).

.6

Note Purchase Agreement dated as of January 15, 2003, between IMS Health Incorporated and each purchaser party thereto relating to the issuance and sale of $150,000,000 aggregate principal amount of 4.60% Senior Notes due 2008 (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003).

.7

First Amendment dated as of August 26, 2005 to the Note Purchase Agreement dated as of January 15, 2003, among IMS Health Incorporated and each purchaser party thereto relating to the issuance and sale of $150,000,000 aggregate principal amount of 4.60% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 2, 2005).

.8

Second Amendment dated as of December 15, 2006 to Note Purchase Agreement dated as of January 15, 2003, among IMS Health Incorporated and each purchaser party thereto relating to the issuance and sale of $150,000,000 aggregate principal amount of 4.60% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on December 21, 2006).

.9

Master Note Purchase Agreement, dated January 27, 2006, among IMS Japan K.K., IMS Health Incorporated, AIG Edison Life Insurance Company, American General Life and Accident Insurance Company, AIG Annuity Insurance Company, American General Life Insurance Company, Metropolitan Life Insurance Company, The Travelers Insurance Company, Monumental Life Insurance Company, Transamerica Life Insurance Company, New York Life Insurance Company and New York Life Insurance and Annuity Corporation (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on February 1, 2006).

.10

Master Note Purchase Agreement, dated April 27, 2006, among IMS Health Incorporated, The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Metropolitan Life Insurance Company, MetLife Investors Insurance Company, MetLife Investors USA Insurance Company and The Travelers Life and Annuity Reinsurance Company (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on May 2, 2006).

10	Material Contracts
.1

Distribution Agreement between Cognizant Corporation and IMS Health Incorporated, dated as of June 30, 1998 (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).

.2

Tax Allocation Agreement between Cognizant Corporation and IMS Health Incorporated, dated as of June 30, 1998 (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).

.3

Employee Benefits Agreement between Cognizant Corporation and IMS Health Incorporated, dated as of June 30, 1998 (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).

.4

Amended and Restated Transition Services Agreement among The Dun & Bradstreet Corporation, The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner, Inc. (p.k.a. Gartner Group Inc.), dated as of June 30, 1998 (incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).

.5

Eighth Amended and Restated Agreement of Limited Partnership of IMS Health Licensing Associates, L.P., among IMS AG, Coordinated Systems Management, Inc., Utrecht-America Finance Co. and Edam, L.L.C., dated as of July 1, 2003 (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).

.6

Agreement of Limited Liability Company of IMS Health Licensing Associates, L.L.C. by and among IMS Health Incorporated, Coordinated Management Systems, Inc., IMS AG, Utrecht-America Finance Co. and Edam, L.L.C., dated as of March 17, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 6, 2005).

.7

Amended and Restated Agreement of Limited Liability Company of IMS Health Licensing Associates, L.L.C. by and among IMS Health Incorporated, Coordinated Management Systems, Inc., IMS AG, Utrecht-America Finance Co. and Edam, L.L.C., dated as of July 1, 2006 (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 6, 2006).

.8

Second Amended and Restated IMS Health Guaranty made by IMS Health Incorporated in favor of Utrecht-America Finance Co. and Edam, L.L.C., dated as of July 1, 2003 (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).

.9

Third Amended and Restated IMS Health Guaranty by IMS Health Incorporated in favor of Utrecht-America Finance Co. and Edam, LLC, effective as of March 17, 2005 (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 6, 2005).

.10

Fourth Amended and Restated IMS Health Guaranty made by IMS Health Incorporated in favor of Utrecht-America Finance Co. and Edam, L.L.C., dated as of July 1, 2006 (incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 6, 2006).

.11

Undertaking of IMS Health Incorporated, dated June 30, 1998 (incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).

.11.1

Distribution Agreement among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997).

.11.2

Tax Allocation Agreement among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997).

.11.3

Employee Benefits Agreement among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997).

.11.4

Amended and Restated Indemnity and Joint Defense Agreement among VNU N.V., VNU Inc., AC Nielsen Corporation, Neilsen Media Research Inc., R.H. Donnelley Corporation, The Dun & Bradstreet Corporation, Moody’s Corporation and IMS Health Incorporated, dated July 30, (incorporated by reference to Exhibit 10.1 the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 3, 2004).

.12

Distribution Agreement between IMS Health Incorporated and Gartner, Inc. (p.k.a. Gartner Group Inc.), dated as of June 17, 1999 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 10, 1999).

.13

Distribution Agreement between IMS Health Incorporated and Synavant Inc., dated August 31, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 15, 2000).

.14

Tax Allocation Agreement between IMS Health Incorporated and Synavant Inc. dated August 31, 2000 (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed September 15, 2000).

.15

Employee Benefits Agreement between IMS Health Incorporated and Synavant Inc. dated August 31, 2000 (incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed September 15, 2000).

.16

Distribution Agreement between IMS Health Incorporated and Cognizant Technology Solutions Corporation dated January 7, 2003 (incorporated by reference to Exhibit 10.13 to the Amendment No. 2 to Form S-4 Registration Statement of Cognizant Technology Solutions Corporation filed on January 9, 2003).

.17

1998 IMS Health Incorporated Replacement Plan for Certain Non-Employee Directors Holding Cognizant Corporation Equity-Based Awards, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

.18

1998 IMS Health Incorporated Non-Employee Directors’ Stock Incentive Plan, as amended on July 25, 2000 and restated to reflect such amendment (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on July 14, 2003).*

.19

1998 IMS Health Incorporated Non-Employee Directors’ Stock Incentive Plan, as amended and restated through December 13, 2005. (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*

.20

Form of Non-Employee Directors’ Stock Option Agreement (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

.21

Form of Non-Employee Directors’ Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*

.22

Form of Non-Employee Directors’ Restricted Stock Agreement (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

.23

Form of Non-Employee Directors’ Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*

.24	Form of Non-Employee Directors’ Restricted Stock Unit Agreement.*†
.25

1998 IMS Health Incorporated Non-Employee Directors’ Deferred Compensation Plan (As amended and restated through August 1, 2002) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002).*

.26

1998 IMS Health Incorporated Non-Employee Directors’ Deferred Compensation Plan (As amended and restated through January 27, 2006) (incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*

.27

Summary Sheet for Non-Employee Director Remuneration as in effect at February 16, 2006 (incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*

.28

Summary Sheet for Non-Employee Director Remuneration as in effect at April 18, 2006 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 5, 2006).*

.29	Summary Sheet for Non-Employee Director Remuneration as in effect at December 19, 2006.*†
.30

1998 IMS Health Incorporated Replacement Plan for Certain Employees Holding Cognizant Corporation Equity-Based Awards, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

.31

1998 IMS Health Incorporated Employees’ Stock Incentive Plan (As amended and restated effective May 2, 2003) (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 10, 2004).*

.32

1998 IMS Health Incorporated Employees’ Stock Incentive Plan (As amended and restated effective May 5, 2006) (incorporated by reference to Appendix B to Registrant’s Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Shareholders, File No. 001-14049).*

.33	IMS Health Incorporated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form S-8 filed January 16, 2001).*
.34	Form of Employees’ Stock Option Agreements (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.35

Forms A, B and C of Employees’ Stock Option Agreements (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*

.36	Form of Purchased Option Agreement (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.37

Form of Employees’ Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

.38

Forms A and B of Employees’ Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*

.39	Forms A, B and C of Employees’ Restricted Stock Unit Agreements.*†

.40

Forms of Change-in-Control Agreement for Certain Executives of IMS Health Incorporated (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 10, 2004).*

.41	Forms of Change-in-Control Agreement for Certain Executives of IMS Health Incorporated. *†
.42

Amended and Restated IMS Health Incorporated Employee Protection Plan, effective March 9, 2005 (incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).*

.43

IMS Health Incorporated Executive Annual Incentive Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

.43.1

Summary of 2005 Performance Goals And Award Opportunities under the IMS Health Incorporated Executive Annual Incentive Plan and Performance Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.30.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).*

.43.2

Summary of 2006 Performance Goals And Award Opportunities under the IMS Health Incorporated Executive Annual Incentive Plan and Performance Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.35.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*

.44	IMS Health Incorporated Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2001).*
.44.1

Exhibit A to the IMS Health Incorporated Long-Term Incentive Program—Designation of 2005-06 Performance Period, Performance Goal, And Award Opportunities (incorporated by reference to Exhibit 10.31.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).*

.44.2

Exhibit A to the IMS Health Incorporated Long-Term Incentive Program—Designation of 2006-07 Performance Period, Performance Goal, And Award Opportunities (incorporated by reference to Exhibit 10.36.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*

.45

IMS Health Incorporated Supplemental Executive Retirement Plan (As amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*

.45.1

First Amendment to the IMS Health Incorporated Supplemental Executive Retirement Plan (As amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*

.45.2	IMS Health Incorporated Supplemental Executive Retirement Plan (As amended and restated effective as of January 1, 2005).*†
.46

IMS Health Incorporated Retirement Excess Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

.46.1

First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*

.46.2	IMS Health Incorporated Retirement Excess Plan (As amended and restated effective as of January 1, 2005).*†
.47

IMS Health Incorporated Savings Equalization Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

.47.1

First Amendment to the IMS Health Incorporated Savings Equalization Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*

.47.2

Second Amendment to the IMS Health Incorporated Savings Equalization Plan, dated October 1, 1999 (incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*

.47.3	IMS Health Incorporated Savings Equalization Plan (As amended and restated effective as of January 1, 2005).*†
.48

IMS Health Incorporated Executive Deferred Compensation Plan, (As amended and restated effective August 1, 2002) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002).*

.48.1

Selected portions of the Prospectus Supplement, dated September 27, 1999 setting forth certain terms and conditions of the Executive Deferred Compensation Plan for U.S. employees (incorporated by reference to Exhibit 10.4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*

.48.2

Selected portions of the Private Placement Memorandum, dated September 27, 1999 setting forth certain terms and conditions of the Executive Deferred Compensation Plan for U.S. employees (incorporated by reference to Exhibit 10.4.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*

.49

IMS Health European Deferred Compensation Plan, dated December 1, 1999 (incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*

.50

IMS Health Incorporated U.S. Executive Retirement Plan (As amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*

.50.1

First Amendment to the IMS Health Incorporated U.S. Executive Retirement Plan (As amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*

.50.2	IMS Health Incorporated U.S. Executive Retirement Plan (As amended and restated effective as of January 1, 2005).*†
.51

IMS Health Incorporated Executive Pension Plan effective as of April 17, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*

.51.1	IMS Health Incorporated Executive Pension Plan (As amended and restated effective as of January 1, 2005). *†
.52

Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert E. Weissman, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*

.52.1

Amended and Restated Amendment dated as of January 15, 2001 to the Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert E. Weissman, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*

.53

Amended and Restated Employment Agreement by and between IMS Health Incorporated and Victoria R. Fash, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*

.53.1

Amended and Restated Amendment dated as of January 15, 2001 to the Amended and Restated Employment Agreement by and between IMS Health Incorporated and Victoria R. Fash, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*

.54

Amended and Restated Employment Agreement by and between IMS Health Incorporated and David M. Thomas effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 18, 2005).*

.54.1	Amendment dated December 19, 2006 to the Employment Agreement by and between IMS Health Incorporated and David M. Thomas effective as of January 1. 2005.*†
.55

Employment Agreement by and between IMS Health Incorporated and Gilles Pajot effective as of November 14, 2000 (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*

.55.1

Employment Agreement by and between IMS Health Incorporated and Gilles Pajot as amended and restated at February 16, 2006 (incorporated by reference to Exhibit 10.47.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*

.55.2	Employment Agreement by and between IMS Health Incorporated and Gilles Pajot effective May 7, 2006.*†
.55.3

Restricted Stock Unit Agreement by and between IMS Health Incorporated and Gilles Pajot dated as of January 3, 2006 but executed on February 16, 2006 (incorporated by reference to Exhibit 10.47.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*

.56

Employment Agreement by and between IMS Health Incorporated and James C. Malone effective as of November 14, 2000 (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*

.57

Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert H. Steinfeld effective as of February 11, 2003 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*

.57.1	First Amendment, effective as of January 1, 2005, to the Employment Agreement between IMS Health Incorporated and Robert H. Steinfeld effective as of February 11, 2003.*†
.57.2	First Amendment to the Change-in-Control Agreement for Robert H. Steinfeld, effective as of January 1, 2007.*†
.58

Amended and Restated Employment Agreement by and between IMS Health Incorporated and David R. Carlucci effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 18, 2005).*

.58.1

Employment Agreement by and between IMS Health Incorporated and David R. Carlucci as amended and restated at February 16, 2006 (incorporated by reference to Exhibit 10.50.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*

.58.2	First Amendment, effective as of January 1, 2005, to the Employment Agreement between IMS Health Incorporated and David R. Carlucci as amended and restated at February 16, 2006.*†

.59

Amended and Restated Employee Agreement by and between IMS Health Incorporated and Nancy E. Cooper effective as of February 11, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*

.60

Amended and Restated Credit Agreement among IMS Health Incorporated as a Borrower, IMS AG as a Borrower, IMS Japan K.K., as a Borrower, The Lenders Parties Hereto, Wachovia Bank, National Association, as Administrative Agent, Barclays Bank PLC and ABN Amro Bank N.V., as Co-Syndication Agents, and Suntrust Bank and Fortis Capital Corp, as Co-Documentation Agents dated March 9, 2005 (incorporated by reference to Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).

.61

First Amendment executed on July 18, 2005 and effective as of June 17, 2005 to the Amended and Restated Credit Agreement among IMS Health Incorporated as a Borrower, IMS AG as a Borrower, IMS Japan K.K. as a Borrower, The Lenders Parties Thereto, Wachovia Bank, National Association, as Administrative Agent, Barclays Bank PLC and ABN Amro Bank N.V., as Co-Syndication Agents, and Suntrust Bank and Fortis Capital Corp, as Co-Documentation Agents dated April 5, 2004 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 2, 2005).

.62

Share Purchase Agreement, dated as of December 21, 2004, by and between IMS Health Incorporated and The TriZetto Group, Inc. (filed as Exhibit F to IMS’s Amendment No. 4 to Schedule 13D filed on December 22, 2004 with respect to the TriZetto Common Stock).

.63

Agreement and Plan of Merger, dated as of July 10, 2005, among IMS Health Incorporated, VNU N.V., Isaac Holding Corp. and Isaac Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 11, 2005).

.64

Letter Agreement, dated November 16, 2005, among IMS Health Incorporated, VNU N.V. and Isaac Acquisition Corp. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 17, 2005).

.65

Repurchase agreement between IMS Health Incorporated and Bank of America N.A., dated January 30, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 3, 2006).

.66

$175,000,000 Credit Agreement between IMS Health Incorporated and Bank of America, N.A., dated as of February 1, 2006 (incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on February 3, 2006).

.67

Closing Agreement on Final Determination Covering Specific Matters dated as of March 15, 2006 by and between IMS Health Incorporated and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 5, 2006).

.68

Closing Agreement on Final Determination Covering Specific Matters dated as of March 15, 2006 by and between IMS Health Licensing Associates L.L.C. and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 5, 2006).

.69

$50,000,000 Credit Agreement between IMS Health Incorporated and Fortis Capital Corp., dated as of June 27, 2006 (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on June 30, 2006).

.70

$1,000,000,000 Credit Agreement, dated as of July 27, 2006, by and among IMS Health Incorporated, as a borrower, IMS AG, as a borrower, IMS Japan K.K., as a borrower, the lenders party thereto, Wachovia Bank, National Association, as administrative agent, Barclays Bank PLC and ABN Amro Bank N.V., as co-syndication agents, Suntrust Bank and Bank of America, N.A., as co-documentation agents, and Wachovia Capital Markets, LLC, as lead arranger and sole book runner (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on August 1, 2006).

	.71	IMS Health Incorporated Defined Contribution Executive Retirement Plan, effective as of January 1, 2007.*†
21	List of Active Subsidiaries as of December 31, 2006.†
23	Consent of Independent Registered Public Accounting Firm.†
31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).†
31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).†
32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.†

*                    Management contract or compensatory plan or arrangement

†                    Filed herewith