Form 10-Q
period 2007-03-31
IMS HEALTH INC
filed 2007-05-04
CIK 1058083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-14049

IMS Health Incorporated

(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1506026
(State of Incorporation)	(I.R.S. Employer Identification No.)

901 Main Avenue, Norwalk, CT 06851
(Address of principal executive offices)(Zip Code)

(203) 845-5200
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.       ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  At March 31, 2007, there were 196,238,638 shares of IMS Health Incorporated Common Stock, $0.01 par value, outstanding.

IMS HEALTH INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(Dollars and shares in thousands, except per share data)

	As of March 31,	As of December 31,
	2007	2006
Assets:

Current Assets:
Cash and cash equivalents	$162,477	$157,346
Accounts receivable, net of allowances of $7,676 and $7,860 in 2007 and 2006, respectively	401,967	367,413
Other current assets	189,311	168,534
Total Current Assets	753,755	693,293
Securities and other investments	6,315	6,401
Property, plant and equipment, net of accumulated depreciation of $187,404 and $181,543 in 2007 and 2006, respectively	156,423	148,190
Computer software	255,617	255,285
Goodwill	545,493	531,610
Other assets	291,003	271,815
Total Assets	$2,008,606	$1,906,594

Liabilities, Minority Interests and Shareholders’ (Deficit) Equity:
Current Liabilities:
Accounts payable	$95,611	$82,013
Accrued and other current liabilities	209,065	256,672
Accrued income taxes	61,338	74,485
Short-term deferred tax liability	7,206	7,238
Deferred revenues	109,529	122,466
Total Current Liabilities	482,749	542,874
Postretirement and postemployment benefits	88,442	85,846
Long-term debt (Note 9)	1,162,587	975,406
Other liabilities	238,287	168,149
Total Liabilities	$1,972,065	$1,772,275

Commitments and Contingencies (Note 7)
Minority Interests	$100,618	$100,410

Shareholders’ (Deficit) Equity:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares in 2007 and 2006, respectively	$3,350	$3,350
Capital in excess of par	506,882	497,955
Retained earnings	2,640,740	2,612,939
Treasury stock, at cost, 138,807 and 134,367 shares in 2007 and 2006, respectively	(3,176,134)	(3,044,996)
Cumulative translation adjustment	24,013	28,786
Unamortized postretirement and postemployment balances (SFAS No. 158)	(63,013)	(64,264)
Unrealized gain on changes in fair value of cash flow hedges, net of tax	6	6
Unrealized gain on investments, net of tax	79	133
Total Shareholders’ (Deficit) Equity	$(64,077)	$33,909
Total Liabilities, Minority Interests and Shareholders’ (Deficit) Equity	$2,008,606	$1,906,594

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Information and analytics revenue	411,187	377,135
Consulting and services revenue	99,162	69,019
Operating Revenue	$510,349	$446,154

Operating costs	229,249	197,718
External-use software amortization	11,245	10,292
Selling and administrative expenses	139,641	124,351
Depreciation and other amortization	19,151	17,057
Operating Income	111,063	96,736
Interest income	1,798	1,543
Interest expense	(8,556)	(8,459)
(Losses) gains from investments, net	(211)	2,673
Other (expense) income, net	(2,778)	1,772
Non-Operating Loss, Net	(9,747)	(2,471)
Income before provision for income taxes	101,316	94,265
(Provision) benefit for income taxes (Note 11)	(15,747)	23,832
Net Income	$85,569	$118,097

Basic Earnings Per Share of Common Stock	$0.44	$0.56
Diluted Earnings Per Share of Common Stock	$0.43	$0.56

Weighted average number of shares outstanding — Basic	196,639	209,262
Dilutive effect of shares issuable as of period-end under stock-based compensation plans and other	3,751	2,559
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	374	81
Weighted Average Number of Shares Outstanding — Diluted	200,764	211,902

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$85,569	$118,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,396	27,349
Bad debt expense	275	—
Deferred income taxes	(9,726)	(2,892)
Losses (gains) from investments, net	211	(2,673)
Minority interests in net income of consolidated companies	1,898	891
Non-cash stock-based compensation charges	10,510	11,155
Excess tax benefits from stock-based compensation	(1,659)	(454)
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in accounts receivable	(35,484)	(10,527)
Net decrease (increase) in inventory	1,217	(1,343)
Net increase in prepaid expenses and other current assets	(25,496)	(12,580)
Net increase (decrease) in accounts payable	12,053	(2,195)
Net decrease in accrued and other current liabilities	(46,185)	(27,201)
Net decrease in accrued severance, impairment and other charges	(1,564)	(11,081)
Net decrease in deferred revenues	(14,200)	(918)
Net increase (decrease) in accrued income taxes	5,843	(37,558)
Net decrease (increase) in pension assets (net of liabilities)	1,236	(7,212)
Net decrease (increase) in other long-term assets (net of long-term liabilities)	1,155	(1,286)
Net tax benefit on stock-based compensation	3,542	204
Net Cash Provided by Operating Activities	19,591	39,776
Cash Flows Used in Investing Activities:
Capital expenditures	(13,940)	(5,406)
Additions to computer software	(19,891)	(19,257)
Payments for acquisitions of businesses, net of cash acquired	(13,453)	(18,298)
Proceeds from sales of investments, net	—	4,057
Other investing activities, net	(3,995)	1,966
Net Cash Used in Investing Activities	(51,279)	(36,938)
Cash Flows Provided by (Used in) Financing Activities:
Net increase in revolving credit facility and other	178,463	51,750
Proceeds from short-term credit agreement and private placement notes	—	450,000
Payments for purchase of treasury stock	(170,000)	(728,201)
Proceeds from exercise of stock options	34,632	9,792
Excess tax benefits from stock-based compensation	1,659	454
Dividends paid	(5,952)	(6,035)
Proceeds from employee stock purchase plans	66	—
(Decrease) increase in cash overdrafts	(2,196)	2,986
Payments to minority interests and other financing activities	(1,691)	(808)
Net Cash Provided by (Used in) Financing Activities	34,981	(220,062)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,838	705
Increase (Decrease) in Cash and Cash Equivalents	5,131	(216,519)
Cash and Cash Equivalents, Beginning of Period	157,346	362,943
Cash and Cash Equivalents, End of Period	$162,477	$146,424

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended.  The Condensed Consolidated Financial Statements (Unaudited) do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, all of which are of a normal recurring nature (except for those adjustments related to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) (see Note 11)), considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  The December 31, 2006 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The Condensed Consolidated Financial Statements (Unaudited) and related notes should be read in conjunction with the Consolidated Financial Statements and related notes of IMS Health Incorporated (the “Company” or “IMS”) included in its 2006 Annual Report on Form 10-K.  Certain prior year amounts have been reclassified to conform to the 2007 presentation.  Amounts presented in the Condensed Consolidated Financial Statements (Unaudited) may not add due to rounding.

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

Note 3.  Summary of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating this statement to determine any potential impact that it may have on its financial results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating this statement to determine any potential impact that it may have on its financial results.

Note 4.   Summary of Significant Accounting Policies

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in  2006.  In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.  The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. See Note 8 for additional information.

SFAS 123R requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period of the award in the Company’s Consolidated Statements of Income. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Income only for stock option modifications and restricted stock units because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s  Consolidated Statements of Income for 2006 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.   Prior to the adoption of SFAS 123R, the Company used the straight-line method of attributing the value of stock-based compensation and continued to use that method after the adoption.  As stock-based compensation expense recognized in the Consolidated Statements of Income for 2006 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for stock options by estimating forfeitures in the first three quarters of the year and applying the full year actual forfeitures in the fourth quarter of the year, as well as an estimate of future forfeitures, and recognized forfeitures as they occurred for restricted stock grants.  The Company’s method of valuation for stock option awards granted after January 1, 2006 is the Black-Scholes option-pricing model which was also previously used for the Company’s pro forma information required under SFAS 123. See Note 8 for additional information.

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

Note 5.  Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach.  During the three months ended March 31, 2007, the Company completed one acquisition of ValueMedics Research, LLC (U.S.) at a cost of approximately $9,800.  This acquisition was accounted for under the purchase method of accounting.  As such, the aggregate purchase price has been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date.  The purchase price allocations will be finalized after the completion of the valuation of certain assets and liabilities.  Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company’s results of operations.  The Condensed Consolidated Financial Statements (Unaudited) include the results of this acquired company subsequent to the closing of the acquisition.  Had this acquisition occurred as of January 1, 2007 or 2006, the impact on the Company’s results of operations would not have been significant.  Goodwill of approximately $6,200 was recorded in connection with this acquisition.  The amount deductible for tax purposes has not yet been determined.

During the three months ended March 31, 2006, the Company completed one acquisition of Läkemedelsstatistik AB (Sweden) for an aggregate cost of approximately $12,000.  This acquisition was accounted for under the purchase method of accounting.  As such, the aggregate purchase price has been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date.  The Company finalized the purchase price allocation for this acquisition during 2006 which did not have a material impact on the Company’s results of operations.  The Condensed Consolidated Financial Statements (Unaudited) include the results of this acquired company subsequent to the closing of the acquisition.  Had this acquisition occurred as of January 1, 2006, the impact on the Company’s results of operations would not have been significant.  Goodwill of approximately $9,300 was recorded in connection with this acquisition, of which none is deductible for tax purposes.

Note 6.  Goodwill and Intangible Assets

During the three months ended March 31, 2007, the Company recorded additional goodwill of approximately $8,000 related to the preliminary allocation of purchase price for the acquisition completed during the first quarter of 2007 and also to earn-out agreements for acquisitions completed prior to 2007 (see Note 7).  During the three months ended March 31, 2006, the Company recorded additional goodwill of approximately $11,000 related primarily to the preliminary allocation of purchase price for the acquisition completed during the first quarter of 2006 and to earn-out agreements for acquisitions completed prior to 2006.

All of the Company’s other acquired intangibles are subject to amortization.  Intangible asset amortization expense was $4,655 and $4,399 during the three months ended March 31, 2007 and

2006, respectively.  At March 31, 2007, intangible assets were primarily composed of customer relationships, databases and trade names (included in Other assets) and computer software.  The gross carrying amounts and related accumulated amortization of these intangibles were $153,597 and $66,503, respectively, at March 31, 2007 and $133,160 and $46,423, respectively, at December 31, 2006.  These intangibles are amortized over periods ranging from two to fifteen years.  As of March 31, 2007, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted Average Amortization (Years) Period
Customer Relationships	10.1
Computer Software and Algorithms	7.0
Databases	4.7
Trade Names	4.3
Other	3.7
Weighted average	8.9

Based on current estimated useful lives, amortization expense associated with intangible assets at March 31, 2007 is estimated to be approximately $4,200 for each of the remaining three quarters in 2007.  Thereafter, annual amortization expense associated with intangible assets is estimated to be as follows:

Year Ended December 31,	Amortization Expense
2008	$14,890
2009	12,835
2010	9,385
2011	8,222
2012	6,449
Thereafter	$22,839

Note 7.  Contingencies

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

D&B Legacy and Related Tax Matters

Sharing Disputes.  In 1996 the company then known as The Dun & Bradstreet Corporation (“D&B”) and now known as R.H. Donnelley Corporation (“Donnelley”) separated into three public companies by spinning off ACNielsen Corporation (“ACNielsen”) and the company then known as Cognizant Corporation (“Cognizant”) (the “1996 Spin-Off”).  Cognizant is now known as Nielsen Media Research, Inc., a subsidiary of The Nielsen Company, formerly known as VNU N.V. (“NMR”).  The agreements effecting the 1996 Spin-Off allocated tax-related liability with respect to certain prior business transactions (the “Legacy Tax Controversies”) between D&B and Cognizant.  The D&B portion of such liability is now shared among Donnelley and certain of its former affiliates (the “Donnelley Parties”), and the Cognizant portion of such liability is shared between NMR and the Company pursuant to the agreements effecting Cognizant’s spin-off of the Company in 1998 (the “1998 Spin-Off”).

The underlying tax controversies with the Internal Revenue Service (the “IRS”) have substantially all been resolved and the Company paid to the IRS the amounts that it believed were due and owing.  In the first quarter of 2006, Donnelley indicated that it disputed the amounts contributed by the Company toward the resolution of these matters based on the Donnelley Parties’ interpretation of the allocation of liability under the 1996 Spin-Off agreements.  The Donnelley Parties on the one hand, and NMR and the Company, on the other hand, have attempted to resolve these disputes through negotiation.  The 1996 Spin-Off agreements provide that if the parties cannot reach agreement through negotiation they must arbitrate the disputes.  As of March 31, 2007, the Company had a reserve of approximately $20,400 for these matters.

On August 14, 2006, the Donnelley Parties commenced arbitration regarding one of these disputes (referred to herein as the “Dutch Partnership Dispute”) by filing a Notice of Arbitration and Statement of Claim (the “Donnelley Statement”) with the American Arbitration Association International Center for Dispute Resolution (the “AAA”).  In the Donnelley Statement, the Donnelley Parties claim that the Company and NMR collectively owe approximately an additional $10,800 with respect to the Dutch Partnership Dispute; (if determined liable, the Company’s share of this amount would be approximately $5,400).  On October 16, 2006, the Company and NMR filed a Statement of Defense denying all claims made by the Donnelley Parties in the Donnelley Statement.  The parties are currently engaged in discovery in this arbitration.  The Company intends to vigorously defend itself with respect to the Dutch Partnership Dispute and the remaining disputes.

The Partnership (Tax Year 1997).  The IRS is seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense with respect to a partnership now substantially owned by the Company (the “Partnership”) on the Partnership’s 1997 tax return.  During 1997, the Partnership was substantially owned by Cognizant, but liability for this matter was allocated to the Company pursuant to the agreements effecting the 1998 Spin-Off.  The Company has filed a formal protest relating to the proposed assessment for 1997 with the IRS Office of Appeals.  The Company is attempting to resolve this matter in the administrative appeals process before proceeding to litigation if necessary. If the IRS were to ultimately prevail in its position, the Company’s liability (tax and interest, net of tax benefit) with respect to tax year 1997 would be approximately $20,600, which amount the Company had reserved in current accrued income taxes payable at March 31, 2007.  During the second quarter of 2007, the Company intends to file an amended return for this period to prevent further interest from accruing.

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

Contingent Consideration

Under the terms of certain purchase agreements related to acquisitions made since 2002, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2006 through 2009.  Substantially all of these additional payments will be recorded as goodwill in accordance with Emerging Issues Task Force (“EITF”) No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”  As of March 31, 2007, approximately $48,000 had been earned under these contingencies.  Based on current estimates, the Company expects that additional contingent payments under these agreements may total approximately $20,000.  It is expected that these contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2006 through 2009.

Note 8.  Stock-Based Compensation

The following table summarizes stock option activity for the periods indicated.

	Shares	Weighted Average Exercise Price Per Share
Options Outstanding, December 31, 2004	35,500	$21.86
Granted	4,813	$24.12
Exercised	(8,726)	$18.97
Forfeited	(575)	$20.63
Cancelled	(1,028)	$26.93
Options Outstanding, December 31, 2005	29,984	$22.91
Granted	11	$24.54
Exercised	(6,161)	$19.36
Forfeited	(699)	$23.58
Cancelled	(1,739)	$28.93
Options Outstanding, December 31, 2006	21,396	$23.43
Granted	—	—
Exercised	(1,637)	$21.16
Forfeited	(111)	$24.21
Cancelled	(154)	$29.48
Options Outstanding, March 31, 2007	19,494	$23.57
Options Vested or Expected to Vest, March 31, 2007	19,186	$23.56
Exercisable, March 31, 2007	15,320	$23.44

The following table summarizes activity of restricted stock units with service conditions.

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2004	410	$20.01
Granted	153	$24.46
Vested	(119)	$24.41
Forfeited	—	—
Unvested, December 31, 2005	444	$20.30
Granted	1,386	$26.12
Vested	(217)	$22.03
Forfeited	(55)	$25.79
Unvested, December 31, 2006	1,558	$25.04
Granted	69	$29.18
Vested	(7)	$23.14
Forfeited	(31)	$26.29
Unvested, March 31, 2007	1,589	$25.21
Vested or Expected to Vest, March 31, 2007	1,422	$25.08

The following table summarizes activity of restricted stock units with performance conditions.

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2004	241	$20.96
Granted	194	$20.62
Vested	(53)	$18.97
Forfeited	(7)	$17.72
Unvested, December 31, 2005	375	$21.12
Granted	154	$24.53
Vested	(181)	$21.76
Forfeited	(28)	$24.08
Unvested, December 31, 2006	320	$22.14
Granted	123	$29.16
Vested	(83)	$18.56
Forfeited	(1)	$24.21
Unvested, March 31, 2007	359	$25.38
Vested or Expected to Vest, March 31, 2007	341	$25.29

The following table summarizes the components and classification of stock-based compensation expense in the first quarter of 2007 and 2006.

For the Three Months Ended March 31,	2007	2006
Stock Options	$5,516	$9,141
Restricted Stock Units	$4,767	$1,772
Employee Stock Purchase Plan	$227	$242
Total Stock-Based Compensation Expense	$10,510	$11,155

Operating Costs	$1,856	$1,540
Selling, & Administrative Expenses	$8,654	$9,615
Total Stock-Based Compensation Expense	$10,510	$11,155

Tax Benefit on Stock-Based Compensation Expense	$3,220	$3,326

Capitalized Stock-Based Compensation Expense	$76	—

Note 9.  Financial Instruments

Foreign Exchange Risk Management

The Company transacts business in more than 100 countries and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on net income, non-U.S. dollar anticipated royalties, and on the value of non-functional currency assets and liabilities.

It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged are the Euro, the Japanese Yen, the British Pound, the Swiss Franc and the Canadian Dollar.

The impact of foreign exchange risk management activities on pre-tax income in the three months ended March 31, 2007 was a net loss of $836, and net gain of $2,691 in the three months ended March 31, 2006.  In addition, at March 31, 2007, the Company had approximately $761,064 in foreign exchange forward contracts outstanding with various expiration dates through February 2008 relating to non - U.S. Dollar Operating Income, non-U.S. Dollar anticipated royalties and non-functional currency assets and liabilities.  Foreign exchange forward contracts are recorded at estimated fair value.  The estimated fair values of the forward contracts are based on quoted market prices.

Unrealized and realized gains and losses on the contracts hedging non-U.S. Dollar Operating Income and non-functional currency assets and liabilities do not qualify for hedge accounting in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” as

amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (collectively, “SFAS No. 133”),  and therefore are not deferred and are included in the Condensed Consolidated Statements of Income (Unaudited) in Other income, net.

Unrealized gains and losses on the contracts hedging non-U.S. Dollar anticipated royalties qualify for hedge accounting under SFAS No. 133 and are therefore deferred and included in OCI “Other Comprehensive Income.”

Fair Value of Financial Instruments

At March 31, 2007, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable and long-term debt.  At March 31, 2007, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments.  At March 31, 2007, the fair value of long-term debt approximated carrying value.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties.  The Company would not realize a material loss as of March 31, 2007 in the event of non-performance by any one counterparty.  The Company enters into transactions only with financial institution counterparties that have a credit rating of A or better.  In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($401,967 and $367,413, net of allowances, at March 31, 2007 and December 31, 2006, respectively), principally from customers in the pharmaceutical industry.  The Company’s trade receivables do not represent significant concentrations of credit risk at March 31, 2007 due to the high quality of its customers and their dispersion across many geographic areas.

Lines of Credit

The following table summarizes the Company’s long-term debt at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
4.6% Private Placement Notes, principal payment of $150,000 due January 2008, net of interest rate swaps of $(1,758) and $(2,819), respectively	$148,242	$147,181

5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000

1.70% Private Placement Notes, principal payment of 34,395,000 Japanese Yen due January 2013	291,807	288,670

Revolving Credit Facility:

Japanese Yen denominated borrowings at average floating rates of approximately 1.01%	381,941	249,097

Swiss Franc denominated borrowings at average floating rates of approximately 2.53%	51,497	59,258

U.S. Dollar denominated borrowings at average floating rates of approximately 5.75%	89,100	31,200

Bank Term Loan, principal payment of $50,000 due June, 2009 at average floating rate of approximately 5.60%	50,000	50,000

Total Long-Term Debt	$1,162,587	$975,406

In July 2006, the Company entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing its existing $700,000 Amended and Restated Facility (see below).  The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits.  Total borrowings under the Revolving Credit Facility were $522,538 and $339,555 at March 31, 2007 and December 31, 2006, respectively, all of which were classified as long-term.  In April 2004, the Company entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced the Company’s lines of credit with several domestic and international banks.  On March 9, 2005, the Company renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”).  The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.

The Company defines long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  Although the 4.6% Private Placement Notes principal payment of $150,000 is due within 365 days, the Company has the ability and intent to refinance the notes with another long-term debt arrangement and continues to classify them as long-term in compliance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 30 basis points and can vary based on the Company’s Debt to EBITDA ratio.  The weighted average interest rates for the Company’s lines were 1.97% and 1.61% at March 31, 2007 and December 31, 2006, respectively.  In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.075%.  At March 31, 2007, the Company had approximately $477,462 available under its existing bank credit facilities.

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

In January 2003, the Company closed a private placement transaction pursuant to which it issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  The Company used the proceeds to pay down short-term debt.  The Company also swapped $100,000 of its fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  The Company accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company determined the fair values based on estimated prices quoted by financial institutions.  The fair values of these swaps were $(1,758) and $(2,819) as of March 31, 2007 and December 31, 2006, respectively.

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements, the  private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At March 31, 2007, the Company was in compliance with these financial debt covenants.

Note 10.  Pension and Postretirement Benefits

The following table provides the Company’s expense associated with pension benefits that are accounted for under SFAS No. 87, “Employers’ Accounting for Pensions,” and postretirement benefits that are accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  For a complete description of the Company’s pension and postretirement benefits, refer to Note 11 of the Company’s 2006 Annual Report on Form 10-K as filed with the SEC.

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Three Months Ended March 31,	2007	2006	2007	2006
Service cost	$4,096	$3,464	$6	$10
Interest cost	4,582	3,911	177	193
Expected return on plan assets	(7,280)	(6,354)	—	—
Amortization of prior service cost (credit)	4	(45)	(9)	(141)
Amortization of transition obligation	(1)	(1)	—	—
Amortization of net loss	1,095	1,128	108	152
Net periodic benefit cost	$2,496	$2,103	$282	$214

Note 11.  Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of this adoption, the Company recognized an increase in liabilities for uncertain tax positions of approximately $51,800 and a corresponding reduction to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had approximately $117,200 of gross unrecognized tax benefits, of which $107,600, if recognized would favorably affect the effective tax rate.  The Company recognizes interest expense and penalties related to unrecognized tax benefits in income tax expense.  As of the adoption date, the Company had accrued interest and penalties of approximately $13,500.

The Company files numerous consolidated and separate income tax returns in the U.S. federal and state and non-U.S. jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for the years before 2003 and is no longer subject to state and local income tax examination by tax authorities for years before 1997.  As well, with few exceptions, the Company is no longer subject to examination by tax authorities in its material non-U.S. jurisdictions prior to 2003. It is reasonably possible that within the next twelve months the Company could recognize approximately $1,000 of unrecognized tax benefits as a result of the expiration of certain statutes of limitation.

The Internal Revenue Service (“IRS”) is currently auditing the 2004 and 2005 federal income tax returns of the Company.  It is reasonably possible that this audit may conclude within the next twelve months. To date, no material adjustments have been proposed as a result of this audit.  At this time, it is not reasonably possible to estimate the impact of the resolution of this audit on the financial statements of the Company.  The Company intends to file an amended 1997 federal income tax return related to a dispute with the IRS over the allocation of certain items of partnership income and expense to prevent further interest from accruing thereon (see Note 7).  The payment associated with the filing of this amended return will be approximately $20,600 (tax and interest, net of tax benefit).

For the three months ended March 31, 2007, the Company’s effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement for tax years 1998 through 2002 (approximately $16,500) and a reorganization of certain non-U.S. subsidiaries  (approximately $4,400).  For the three months ended March 31, 2006, the Company’s effective tax rate was reduced primarily due to a favorable U.S. partnership audit settlement for tax years 1998 through 2003 (approximately $69,200) and a favorable U.S. audit settlement for tax years 2000 through 2003 (approximately $17,600).  Also in the first quarter of 2006, approximately $24,100 of tax expense was recorded related to disputes between the Company and NMR, on the one hand, and Donnelley and certain of its former affiliates on the other hand, as to proper interpretation of, and allocation of tax liabilities under, the 1996 Spin-Off agreements (see Note 7).

While the Company intends to continue to seek global tax planning initiatives, there can be no assurance that the Company will be able to successfully identify and implement such initiatives to reduce or maintain its overall tax rate.

Note 12.  IMS Health Capital Stock

The Company’s share repurchase program has been developed to buy opportunistically, when the Company believes that its share price provides it with an attractive use of its cash flow and debt capacity.

In January 2007, the Company repurchased approximately 6,135 shares of its outstanding Common Stock in a treasury stock transaction at an initial cost of approximately $170,000.  The shares were purchased from a bank pursuant to an accelerated share repurchase program (“ASR”) at an initial cost of $27.71 per share.  The purchase of these shares was made pursuant to the Company’s share repurchase programs previously authorized by the Company’s Board of Directors. As part of the ASR, the Company simultaneously entered into a forward contract for the final settlement of the ASR transaction which was indexed to the price of the Company’s Common Stock.  The ASR agreement provided for the final settlement amount to be in the Company’s Common Stock if the Company were to owe an amount to the bank, or in either cash or additional shares of the Company’s Common Stock, at the Company’s sole discretion, if the bank were to owe an amount to the Company.  As the agreement required the Company to deliver shares to the bank for final settlement, the forward contract element qualified for permanent equity classification and the fair value of the forward contract, which was zero at the contract’s inception, was recorded in equity in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock.”  Subsequent changes in the fair value of the forward contract were not recorded as the Company continued to classify the forward contract as equity.  Upon completion of the ASR in April 2007, the Company was required to pay approximately $6,000 in shares, and therefore issued 203 treasury shares, as full settlement of its obligation under the ASR.  The total cost of the ASR was approximately $176,000 or $28.68 per share.  The Company funded the ASR through its existing bank credit facilities (see Note 9).

On December 19, 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  As of March 31, 2007, 10,000 shares remained available for repurchase under the December 2006 program.

On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares.  As of March 31, 2007, 309 shares remained available for repurchase under the January 2006 program.

On November 16, 2005, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in February 2006 at a total cost of $251,619.

On December 14, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in January 2006 at a total cost of $242,680.

During 2007, the Company repurchased approximately 6,135 shares of outstanding Common Stock under these programs at a total cost of approximately $176,000 pursuant to the ASR described above.  During 2006, the Company repurchased approximately 33,931 shares of outstanding Common Stock under these programs at a total cost of $880,407.  The 2006 repurchases include the repurchase of 25,000 shares at a total cost of approximately $645,000 or $25.82 per share in January 2006 pursuant to an ASR.  As the 2006 ASR provided for the final settlement of the contract in either cash or additional shares of the Company’s Common Stock at its sole discretion, the forward contract element of the 2006 ASR, which was indexed to the price of the Company’s Common Stock, was treated as permanent equity and subsequent changes in fair value were not recorded in accordance with the provisions of EITF 00-19.  Total share repurchases during the first quarter of 2007 benefited diluted earnings per share (“EPS”) by less than $0.01 per share.  Total share repurchases during the first quarter of 2006 benefited EPS by approximately $0.02 per share.

Shares acquired through the Company’s repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with SEC Rule 10b-18, with the exception of purchases pursuant to the 2006 and 2007 ASR transactions.

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

Note 13.  Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended March 31,
	2007	2006
Net Income	$85,569	$118,097
Other comprehensive income, net of taxes:
Unrealized (losses) gains on:
Available-for-sale equity securities	(83)	44
Tax benefit (expense) on above	29	(16)
Change in unrealized (losses) gains on investments	(54)	28
Foreign currency translation (losses) gains	(4,773)	9,121
Changes in fair value of cash flow hedges	—	43
Amortization of SFAS 158 service cost	1,251	—
Total other comprehensive (loss) income	(3,576)	9,192
Comprehensive Income	$81,993	$127,289

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

All of the charge was settled in cash. The Company paid $166 during 2007 and there was no remaining accrual balance at March 31, 2007. All termination actions under this plan were completed by the end of 2006.

Severance
related
reserves
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(24,052)
2006 utilization	(12,220)
2007 utilization	(166)
Balance at March 31, 2007	$—

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

	Severance	Contract	Asset
	related	related	write-
	reserves	reserves	downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 utilization	(1,637)	(3,614)	—	(5,251)
2005 utilization	(378)	(6,747)	—	(7,125)
2006 utilization	—	(2,262)	—	(2,262)
2007 utilization	—	(124)	—	(124)
2007 Reversals	—	(2,249)	—	(2,249)
Adjustments	(1,746)	67	1,679	—
Balance at March 31, 2007	$—	$331	$—	$331

Approximately $9,958 of the 2003 charge related to a worldwide reduction in headcount of approximately 80 employees. These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

The cash portion of the 2003 charge amounted to $30,586, of which the Company paid approximately $124, $2,262 and $7,125 during 2007, 2006 and 2005, respectively, related primarily to employee termination benefits and contract-related charges.  The remaining accrual of $331 at March 31, 2007 relates to a remaining lease obligation and will be utilized during 2007.

During the fourth quarter of 2001, the Company completed the assessment of its Competitive Fitness Program. This program was designed to streamline operations, increase productivity and improve client service. In connection with this program, the Company recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income.  As of March 31, 2007, approximately $1,564 remains to be utilized from 2007 to 2013 related to severance payments.

In the first quarter of 2007, the Company reversed $2,889 of contract-related reserves from the 2001 and 2003 charges due primarily to the termination and settlement of exit related costs for an impaired lease.  These amounts were reversed against Selling and administrative expenses in the Condensed Consolidated Statements of Income (Unaudited).

	Severance	Contract	Asset
	related	related	write-
	reserves	reserves	downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(455)	(1,232)	—	(1,687)
2005 utilization	(262)	(1,881)	—	(2,143)
2006 utilization	(264)	(1,887)	—	(2,151)
2007 utilization	(66)	(1,208)	—	(1,274)
2007 Reversal	—	(640)	—	(640)
Adjustments	(688)	(274)	962	—
Balance at March 31, 2007	$1,564	$—	$—	$1,564

The Company currently expects that the $1,564 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

Year Ended December 31,	Outlays
2007	$196
2008	262
2009	262
2010	262
2011	262
Thereafter	320
Total	$1,564

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which we operate for the three months ended March 31, 2007 and 2006:

	Americas (1)	EMEA (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended March 31, 2007:
Operating Revenue (4)	$231,276	$210,346	$68,727	—	$510,349
Operating Income (Loss) (5)	$75,985	$23,430	$26,278	$(14,630)	$111,063
Three months ended March 31, 2006:
Operating Revenue (4)	$207,218	$174,713	$64,223	—	$446,154
Operating Income (Loss) (5)	$71,122	$15,398	$26,766	$(16,550)	$96,736

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

(5)                               Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability.   The Operating Income for the geographic segments includes the impact of foreign exchange in converting results into U.S. dollars. $5,596 of Corporate and Other Operating Income (Loss) for the three months ended March 31, 2006 has been reclassified into the regions ($2,152, $2,611 and $833 in the Americas, EMEA and Asia Pacific, respectively)  to conform to the current year presentation.

A summary of the Company’s operating revenue by product line for the three months ended March 31, 2007 and 2006 is presented below:

	Three Months Ended March 31,
	2007	2006
Sales Force Effectiveness	$233,032	$214,094
Portfolio Optimization	154,478	129,811
Launch, Brand and Other	122,839	102,249
Operating Revenue	$510,349	$446,154

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

Performance Overview

Our operating revenue grew 14.4% to $510,349 in the first quarter of 2007 as compared to $446,154 in the first quarter of 2006.  The operating revenue increase was a result of growth in all three of our business lines.  Our operating income grew 14.8% to $111,063 in the first quarter of 2007 as compared to $96,736 in the first quarter of 2006.  The operating income growth was a result of increased operating revenues offset by increases in operating costs, selling and administrative expenses and depreciation and amortization, as discussed below. Our net income was $85,569 for the first quarter of 2007 as compared to $118,097 for the first quarter of 2006, due to the Non-Operating Loss, net items discussed below and certain tax items as discussed in Note 11 of the Condensed Consolidated Financial Statements (Unaudited).  Our diluted earnings per share of Common Stock decreased to $0.43 for the first quarter of 2007 as compared to $0.56 for the first quarter of 2006.

Results of Operations

Reclassifications.  Certain prior-year amounts have been reclassified to conform to the 2007 presentation.

References to constant dollar results and results excluding the effect of foreign currency translations.  We report results in U.S. dollars, but we do business on a global basis.  Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. dollars and have important effects on our results.  In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms or results excluding the effect of foreign currency translations.  We believe this information facilitates a comparative view of business growth.  In the first three months of 2007, the U.S. dollar was generally weaker against other currencies as compared to the first three months of 2006.  As a result, growth at constant dollar exchange rates was lower than growth at actual currency exchange rates.  See “How Exchange Rates Affect Our Results” below and the discussion of “Market Risk” in the Management Discussion and Analysis section of our annual report on Form 10-K for the year ended December 31, 2006 for a more complete discussion regarding the impact of foreign currency translation on our business.

Summary of Operating Results

			% Variance
	Three Months Ended March 31,		2007
	2007	2006	vs 2006
Operating revenue	$510,349	$446,154	14.4%
Operating costs	229,249	197,718	15.9%
External-use software amortization	11,245	10,292	9.3%
Selling and administrative expenses	139,641	124,351	12.3%
Depreciation and other amortization	19,151	17,057	12.3%
Operating income	$111,063	$96,736	14.8%

Operating Income

Our operating income for the first quarter of 2007 grew 14.8% to $111,063 from $96,736 in the first quarter of 2006.  This was due to the increase in our operating revenue, offset by increases in our operating costs and selling and administrative expenses driven by acquisitions, increased cost of data, and investments in consulting and services capabilities.  Our operating income increased 14.7% in constant dollar terms.

Operating Revenue

Our operating revenue for the first quarter of 2007 grew 14.4% to $510,349 from $446,154 in the first quarter of 2006. On a constant dollar basis our operating revenue growth was 10.8%.  On a constant dollar basis, acquisitions completed within the prior twelve months contributed approximately 1.9 percentage points to our operating revenue growth during 2007.  The increase in our operating revenue resulted from growth in revenue in all three of our business lines, together with the effect of approximately $16,000 of currency translation.  On a constant dollar basis, all business lines grew.

Summary of Operating Revenue

			% Variance
	Three months ended March 31,		2007 vs 2006
	2007	2006	Reported Rates	Constant Dollar
Sales Force Effectiveness	$233,032	$214,094	8.8%	6.0%
Portfolio Optimization	154,478	129,811	19.0%	15.2%
Launch, Brand and Other	122,839	102,249	20.1%	15.3%
Operating Revenue	$510,349	$446,154	14.4%	10.8%

•                  Sales Force Effectiveness: The Americas contributed more than one-half to the revenue growth for the first quarter of 2007.

•                  Portfolio Optimization: EMEA contributed more than one-half and the Americas contributed more than one-quarter to the growth during the first quarter of 2007.

•                  Launch, Brand Management and Other: The Americas contributed more than one-half and EMEA contributed more than one-quarter to the revenue growth for the first quarter of 2007.

Consulting and services revenue, as included in the business lines above, was $99,162 in the first quarter of 2007, up 43.7% from $69,019 in the first quarter of 2006 (up 38.5% on a constant dollar basis).  Approximately one-quarter of the consulting and services revenue growth for the first quarter of 2007 was attributable to acquisitions completed during the prior twelve months.

Operating Costs

Our operating costs include data processing costs, the costs of data collection and production, and costs attributable to personnel involved in production, data management and the processing and delivery of our consulting and services offerings.  Our operating costs grew 15.9% to $229,249 in the first quarter of 2007 from $197,718 in the first quarter of 2006.

•                  Foreign Currency Translation: The effect of foreign currency translation increased our operating costs by approximately $9,000 for the first quarter of 2007 as compared to the first quarter of 2006.

Excluding the effect of foreign currency translation, our operating costs grew 11.2% in the first quarter of 2007 as compared to the first quarter of 2006.

•                  Data: Data costs increased by approximately $5,000 in the first quarter of 2007 as compared to the first quarter of 2006.

•                  Consulting:  Consulting and services costs increased by approximately $15,000 in the first quarter of 2007 as compared to the first quarter of 2006.

•                  Production, Client Services and Other: Production, client services and other costs increased by approximately $2,000 in the first quarter of 2007 as compared to the first quarter of 2006.

External-Use Software Amortization

Our external-use software amortization charges represent the amortization associated with software we capitalized under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Our external-use software amortization charges grew 9.3% in 2007 to $11,245 from $10,292 in 2006.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of the expenses attributable to sales, marketing, and administration, including human resources, legal, management and finance.  Our selling and administrative expenses grew 12.3% in the first quarter of 2007, to $139,641 from $124,351 in the first quarter of 2006:

•                  Foreign Currency Translation: The effect of foreign currency translation increased our selling and administrative expenses by approximately $6,000 for the first quarter of 2007 as compared to the first quarter of 2006.

Excluding the effect of foreign currency translation, our selling and administrative expenses grew 7.7% in the first quarter of 2007 as compared to the first quarter of 2006 to support revenue growth.

•                  Sales and Marketing: Sales and marketing expense increased by approximately $3,000 in the first quarter of 2007 as compared to the first quarter of 2006.

•                  Consulting:  Consulting and services expenses increased by approximately $3,000 in the first quarter of 2007 as compared to the first quarter of 2006.

•                  Administrative and Other:  Other expenses increased by approximately $7,000 in the first quarter of 2007 as compared to the first quarter of 2006.  This was partially offset by a $2,900 reversal of restructuring reserves (see Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited)).

Depreciation and Other Amortization

Our depreciation and other amortization charges increased 12.3% to $19,151 in the first quarter of 2007 from $17,057 in the first quarter of 2006, resulting from higher amortization of intangible assets recorded from acquisitions made during 2006 and 2007, and increased internal-use software amortization.

Trends in our Operating Margins

Our operating margin for the first quarter of 2007 was 21.8%, as compared to 21.7% in the first quarter of 2006.

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

Non-Operating Loss, net

Our non-operating loss, net increased to $9,747 in the first quarter of 2007 from a loss of $2,471 in the first quarter of 2006.  The increase in our non-operating loss was due to the following factors:

•                  Interest Expense, net: Net interest expense for the first quarter was $6,758 in 2007 as compared to $6,916 in 2006, due to lower borrowing costs in first quarter 2007 versus first quarter 2006.

•                  Gains from Investments, net: Losses from investments of $211 during the first quarter of 2007 were a result of management fees related to our Enterprise portfolio.  We had net gains from investments of $2,673 during the first quarter of 2006, as a result of the sale of our investment in Allscripts Healthcare Solutions, Inc., offset by management fees related to our Enterprise portfolio and write-downs related to other-than-temporary declines in the value of our venture capital investments.

•                  Other (Loss) Income, net: Other (loss) income, net, decreased by $4,550 due to net foreign exchange losses of $836 and minority interest expense of $1,690 in the first quarter of 2007, compared with net foreign exchange gains of $2,691 and minority interest expense of $806 in the first quarter of 2006.

Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007.  As a result of this adoption, we recognized an increase in liabilities for uncertain tax positions of approximately $51,800 and a corresponding reduction to the January 1, 2007 retained earnings balance. As of the adoption date, we had approximately $117,200 of gross unrecognized tax benefits, of which $107,600, if recognized would favorably affect the effective tax rate.  We recognize interest expense and penalties related to unrecognized tax benefits in income tax expense.  As of the adoption date, we had accrued interest and penalties of approximately $13,500.

We file numerous consolidated and separate income tax returns in the U.S. federal and state and non-U.S. jurisdictions.  With few exceptions, we are no longer subject to U.S. federal income tax examinations for the years before 2003 and are no longer subject to state and local income tax examination by tax authorities for years before 1997.  As well, with few exceptions, we are no longer subject to examination by tax authorities in its material non-U.S. jurisdictions prior to 2003. It is reasonably possible that within the next twelve months we could recognize approximately $1,000 of unrecognized tax benefits as a result of the expiration of certain statutes of limitation.

The Internal Revenue Service (“IRS”) is currently auditing our 2004 and 2005 federal income tax returns.  It is reasonably possible that this audit may conclude within the next twelve months. To date, no material adjustments have been proposed as a result of this audit.  At this time, it is not reasonably possible to estimate the impact of the resolution of this audit on our financial statements.  We intend to file an amended 1997 federal income tax return related to a dispute with the IRS over the allocation of certain items of partnership income and expense to prevent further interest from accruing thereon (see Note 7 to

Condensed Consolidated Financial Statements (Unaudited)).  The payment associated with the filing of this amended return will be approximately $20,600 (tax and interest, net of tax benefit).

For the three months ended March 31, 2007, our effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement for tax years 1998 through 2002 (approximately $16,500) and a reorganization of certain non-U.S. subsidiaries (approximately $4,400).  For the three months ended March 31, 2006, our effective tax rate was reduced primarily due to a favorable U.S. partnership audit settlement for the tax years 1998 through 2003 (approximately $69,200) and a favorable U.S. audit settlement for tax years 2000 through 2003 (approximately $17,600).  Also in the first quarter of 2006, approximately $24,100 of tax expense was recorded related to disputes between us and NMR, on the one hand, and Donnelley and certain of its former affiliates on the other hand, as to proper interpretation of, and allocation of tax liabilities under, the 1996 Spin-Off agreements (see Note 7 to our Condensed Consolidated Financial Statements (Unaudited)).

For all periods presented, our effective tax rate was reduced as a result of global tax planning initiatives.  While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate.

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which we operate for the three months ended March 31, 2007 and 2006:

	Americas (1)	EMEA (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended March 31, 2007:
Operating Revenue (4)	$231,276	$210,346	$68,727	—	$510,349
Operating Income (Loss) (5)	$75,985	$23,430	$26,278	$(14,630)	$111,063
Three months ended March 31, 2006:
Operating Revenue (4)	$207,218	$174,713	$64,223	—	$446,154
Operating Income (Loss) (5)	$71,122	$15,398	$26,766	$(16,550)	$96,736

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

(5)                               Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability.   The Operating Income for the geographic segments includes the impact of foreign exchange in converting results into U.S. dollars.  $5,596 of Corporate and Other Operating Income (Loss) for the three months ended March 31, 2006 has been reclassified into the regions ($2,152, $2,611 and $833 in the Americas, EMEA and Asia Pacific, respectively)  to conform to the current year presentation.

Americas Region

Operating revenue growth in the Americas region was 11.6% in the first quarter of 2007 compared to the first quarter of 2006.  Excluding the effect of foreign currency translations, operating revenue grew 11.7%.  This is driven about one-third by Sales Force Effectiveness, one-third by Launch, Brand and Other business lines and one-quarter by Portfolio Optimization for the first quarter of 2007.

Operating income in the Americas region grew 6.8% in the first quarter of 2007 as compared to the first quarter of 2006.  The operating income growth reflects revenue growth in the region offset by increases in operating expenses of $19,000.  Excluding the effect of foreign currency translations, operating income grew by 7.2%.

EMEA Region

Operating revenue increased in the EMEA region by 20.4% in the first quarter of 2007 as compared to the first quarter of 2006.  Excluding the effect of foreign currency translations, operating revenue grew 11.4%.  This is driven more than one-half by Portfolio Optimization.

Operating income in the EMEA region increased by 52.2% in the first quarter of 2007 as compared to the first quarter of 2006.  The operating income growth reflects revenue growth in the region offset by increases in operating expenses of $28,000.  Excluding the effect of foreign currency translations, operating income grew by 46.8%.

Asia Pacific Region

Operating revenue in the Asia Pacific region increased 7.0% in the first quarter of 2007 as compared to the first quarter of 2006.  Excluding the effect of foreign currency translations, operating revenue grew 6.4%.  This is driven one-half by Sales Force Effectiveness and more than one-quarter by Launch, Brand Management and Other.

Operating income in the Asia Pacific region decreased by 1.8% in the first quarter of 2007 as compared to the first quarter of 2006.  The operating income decline reflects increases in operating expenses of $5,000 offset by revenue growth in the region.  Excluding the effect of foreign currency translations, operating income decreased by 1.7%.

How Exchange Rates Affect Our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results.  We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations.  In the first quarter of 2007, foreign currency translation increased U.S. dollar revenue growth by approximately 3.6 percentage points, while the impact on operating income growth was an approximate increase of 0.1 percentage points.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Swiss Franc.  Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are charged or credited to Cumulative translation adjustment in the Condensed Consolidated Statements of Financial Position (Unaudited).  The effect of exchange rate changes during 2007 increased the U.S. dollar amount of Cash and cash equivalents by $1,838.

Liquidity and Capital Resources

Our Cash and cash equivalents increased $5,131 during the first quarter of 2007 to $162,477 at March 31, 2007 compared to $157,346 at December 31, 2006.  The increase reflects cash provided by operating and financing activities of $19,591 and $34,981, respectively, and an increase of $1,838 due to the effect of exchange rate changes on cash during the first quarter of 2007, offset by cash used in investing activities of $51,279.

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

•                  acquisitions (see Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited));

•                  share repurchases (see Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited));

•                  dividends to our shareholders (we expect 2007 dividends will be $0.12 per share or approximately $24,000);

•                  payments for tax-related matters, including the D&B Legacy Tax Matters discussed further in Note 7 to our Condensed Consolidated Financial Statements (Unaudited).  Payments for certain of the D&B Legacy Tax Matters could be up to approximately $33,500 in 2007; and

•                  pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $8,000 in 2007).

Net cash provided by operating activities amounted to $19,591 for the three months ended March 31, 2007, a decrease of cash provided of $20,185 over the comparable period in 2006.  The decrease relates to lower net income, lower collections of accounts receivable and higher funding of prepaid expenses and other current assets during the three months ended March 31, 2007.  Cash invested in accounts receivable was driven by the increase in revenues, and DSO (days sales outstanding) in the first quarter of 2007 was approximately 8 days higher than the prior year comparable quarter.

Net cash used in investing activities amounted to $51,279 for the three months ended March 31, 2007, an increase in cash used of $14,341 over the comparable period in 2006.  The increase relates to higher capital expenditures during the first quarter of 2007 related to new facilities and proceeds received from the sale of investments during the first quarter of 2006, partially offset by lower payments for acquisitions.

Net cash provided by financing activities amounted to $34,981 for the three months ended

March 31, 2007, an increase of $255,043 over the comparable period in 2006.  This increase in cash provided was due to reduced purchases of our stock and higher proceeds from the exercise of employee stock options during the first quarter of 2007 compared to the first quarter of 2006, partially offset by lower debt incurred during the first quarter of 2007 compared to the first quarter of 2006.  Refer to the Stock Repurchase Programs and Debt sections below for further information on our variance between the first quarters of 2007 and 2006.

Our financing activities include cash dividends we paid of $0.03 per share quarterly in 2007 and 2006, which amounted to $5,952 and $6,035 during the first three months of 2007 and 2006, respectively.  The payments and level of cash dividends made by us are subject to the discretion of our Board of Directors.  Any future dividends, other than the $0.03 per share dividend for the second quarter of 2007, which was declared by our Board of Directors in April 2007, will be based on, and affected by, a number of factors, including our operating results and financial requirements.

Tax and Other Contingencies

We are exposed to certain known tax and other contingencies that are material to our investors.  The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Notes 7 and 11 to our Condensed Consolidated Financial Statements (Unaudited) for the period ended March 31, 2007.  We do not know of any material tax or other contingencies, other than those described in Notes 7 and 11 to our Condensed Consolidated Financial Statements (Unaudited).

These contingencies may have a material effect on our liquidity, capital resources or results of operations.  Although we have established reserves for D&B Legacy Tax Matters in accordance with SFAS No. 5, “Accounting for Contingencies,” the actual liability may exceed the amount of the reserve.  We have not established any reserves in respect of the other contingencies other than those discussed in Notes 7 and 11 to our Notes to Condensed Consolidated Financial Statements (Unaudited).  In addition, even where our reserves are adequate, the incurrence of any of these liabilities may have a material effect on our liquidity and the amount of cash available to us for other purposes.

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

In January 2007, we repurchased approximately 6,135 shares of our outstanding Common Stock in a treasury stock transaction at an initial cost of approximately $170,000.  The shares were purchased from a bank pursuant to an accelerated share repurchase program (“ASR”) at an initial cost of $27.71 per share.  The purchase of these shares was made pursuant to our share repurchase programs previously authorized by our Board of Directors. As part of the ASR, we simultaneously entered into a forward contract for the final settlement of the ASR transaction which was indexed to the price of our Common Stock.  The ASR agreement provided for the final settlement amount to be in our Common Stock if we were to owe an amount to the bank, or in either cash or additional shares of our Common Stock, at our sole discretion, if the bank were to owe an amount to us.  As the agreement required us to deliver shares to the bank for final settlement, the forward contract element qualified for permanent equity classification and the fair value of the forward contract, which was zero at the contract’s inception, was recorded in equity in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock.”  Subsequent changes in the fair value of the forward contract were not recorded as we continued to classify the forward contract as equity.  Upon completion of the ASR in April 2007, we were required to pay approximately $6,000 in shares, and therefore issued 203 treasury shares, as full settlement of our obligation under the ASR.  The total cost of the ASR was approximately $176,000 or $28.68 per share.  We funded the ASR through our existing bank credit facilities (see Note 9 to our Condensed Consolidated Financial Statements (Unaudited)).

On December 19, 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  As of March 31, 2007, 10,000 shares remained available for repurchase under the December 2006 program.

On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares.  As of March 31, 2007, 309 shares remained available for repurchase under the January 2006 program.

On November 16, 2005, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in February 2006 at a total cost of $251,619.

On December 14, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in January 2006 at a total cost of $242,680.

During 2007, we repurchased approximately 6,135 shares of outstanding Common Stock under these programs at a total cost of approximately $176,000 pursuant to the ASR described above.  During 2006, we repurchased approximately 33,931 shares of outstanding Common Stock under these programs at a total cost of $880,407.  The 2006 repurchases include the repurchase of 25,000 shares at a total cost of approximately $645,000 or $25.82 per share in January 2006 pursuant to an ASR.  As the 2006 ASR provided for the final settlement of the contract in either cash or additional shares of our Common Stock at our sole discretion, the forward contract element of the 2006 ASR, which was indexed to the price of our Common Stock, was treated as permanent equity and subsequent changes in fair value were not recorded in accordance with the provisions of EITF 00-19.  Total share repurchases during the first quarter of 2007 benefited diluted earnings per share (“EPS”) by less than $0.01 per share.  Total share repurchases during the first quarter of 2006 benefited EPS by approximately $0.02 per share.

Shares acquired through our repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, with the exception of purchases pursuant to the 2006 and 2007 ASR transactions.

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

Debt

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility.  At March 31, 2007, our debt totaled $1,162,587, and management does not believe that this level of debt poses a material risk to us due to the following factors:

•                  in each of the last three years, we have generated strong net cash provided by operating activities in excess of $300,000;

•                  at March 31, 2007, we had $162,477 in worldwide cash and cash equivalents;

•                  at March 31, 2007, we had $477,462 of unused debt capacity under our existing bank credit facilities; and

•                  we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

The following table summarizes our long-term debt at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
4.6% Private Placement Notes, principal payment of $150,000 due January 2008, net of interest rate swaps of $(1,758) and $(2,819), respectively	$148,242	$147,181

5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000

1.70% Private Placement Notes, principal payment of 34,395,000 Japanese Yen due January 2013	291,807	288,670

Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 1.01%	381,941	249,097
Swiss Franc denominated borrowings at average floating rates of approximately 2.53%	51,497	59,258
U.S. Dollar denominated borrowings at average floating rates of approximately 5.75%	89,100	31,200
Bank Term Loan, principal payment of $50,000 due June, 2009 at average floating rate of approximately 5.60%	50,000	50,000

Total Long-Term Debt	$1,162,587	$975,406

In July 2006, we entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing our existing $700,000 Amended and Restated Facility (see below).  The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits.  Total borrowings under the Revolving Credit Facility were $522,538 and $339,555 at March 31, 2007 and December 31, 2006, respectively, all of which were classified as long-term.  In April 2004, we entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced our lines of credit with several domestic and international banks.  On March 9, 2005, we renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”).  The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.

We define long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  Although the 4.6% Private Placement Notes principal payment of $150,000 is due within 365 days, we have the ability and intent to refinance the notes with another long-term debt arrangement and continue to classify them as long-term in compliance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 30 basis points and can vary based on our Debt to EBITDA ratio.  The weighted average interest rates for our lines were 1.97% and 1.61% at March 31, 2007 and December 31, 2006, respectively.  In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.075%.  At March 31, 2007, we had approximately $477,462 available under our existing bank credit facilities.

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

In January 2003, we closed a private placement transaction pursuant to which we issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%. We used the proceeds to pay down short-term debt. We also swapped $100,000 of our fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points. We accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We determined the fair values based on estimated prices quoted by financial institutions. The fair values of these swaps were $(1,758) and $(2,819) as of March 31, 2007 and December 31, 2006, respectively.

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements, the  private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At March 31, 2007, we were in compliance with these financial debt covenants.

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

All of the charge was settled in cash. We paid $166 during 2007 and there was no remaining accrual balance at March 31, 2007. All termination actions under this plan were completed by the end of 2006.

Severance
related
reserves
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(24,052)
2006 utilization	(12,220)
2007 utilization	(166)
Balance at March 31, 2007	$—

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

	Severance	Contract	Asset
	Related	related	write-
	Reserves	reserves	downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 utilization	(1,637)	(3,614)	—	(5,251)
2005 utilization	(378)	(6,747)	—	(7,125)
2006 utilization	—	(2,262)	—	(2,262)
2007 utilization	—	(124)	—	(124)
2007 Reversals	—	(2,249)	—	(2,249)
Adjustments	(1,746)	67	1,679	—
Balance at March 31, 2007	$—	$331	$—	$331

Approximately $9,958 of the 2003 charge related to a worldwide reduction in headcount of approximately 80 employees. These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

The cash portion of the 2003 charge amounted to $30,586, of which we paid approximately $124, $2,262 and $7,125 during 2007, 2006 and 2005, respectively, related primarily to employee termination benefits and contract-related charges.  The remaining accrual of $331 at March 31, 2007 relates to a remaining lease obligation and will be utilized during 2007.

During the fourth quarter of 2001, we completed the assessment of our Competitive Fitness Program. This program was designed to streamline operations, increase productivity and improve client service. In connection with this program, we recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income.  As of March 31, 2007, approximately $1,564 remains to be utilized from 2007 to 2013 related to severance payments.

In the first quarter of 2007, we reversed $2,889 of contract-related reserves from the 2001 and 2003 charges due primarily to the termination and settlement of exit related costs for an impaired lease.  These amounts were reversed against Selling and administrative expenses in the Condensed Consolidated Statements of Income (Unaudited).

	Severance	Contract	Asset
	related	related	write-
	reserves	reserves	downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(455)	(1,232)	—	(1,687)
2005 utilization	(262)	(1,881)	—	(2,143)
2006 utilization	(264)	(1,887)	—	(2,151)
2007 utilization	(66)	(1,208)	—	(1,274)
2007 Reversal	—	(640)	—	(640)
Adjustments	(688)	(274)	962	—
Balance at March 31, 2007	$1,564	$—	$—	$1,564

We currently expect that the $1,564 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

Year Ended December 31,	Outlays
2007	$196
2008	262
2009	262
2010	262
2011	262
Thereafter	320
Total	$1,564

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We are currently evaluating this statement to determine any potential impact that it may have on our financial results.

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

•                  regulatory, legislative and enforcement initiatives to which we are or may become subject relating particularly to tax and to medical privacy and the collection and dissemination of data and, specifically, non-patient identifiable information, e.g., prescriber identifiable information, or to the process of anonymizing data;

•                  the imposition of additional restrictions on our use of or access to data, or the refusal by data suppliers to provide data to us;

•                  to the extent we seek growth through acquisitions, alliances or joint ventures, the ability to identify, consummate and integrate acquisitions, alliances and joint ventures on satisfactory terms;

•                  our ability to develop new or advanced technologies, including sophisticated information systems, software and other technology used to deliver our products and services and to do so on a timely and cost-effective basis, and the exposure to the risk of obsolescence or incompatibility of these technologies with those of our customers or suppliers; our ability to maintain effective security measures for our computer and communications systems; and failures or delays in the operation of our computer or communications systems;

•                  our ability to successfully maintain historic effective tax rates;

•                  our ability to maintain and defend our intellectual property rights in jurisdictions around the world;

•                  competition, particularly in the markets for pharmaceutical information;

•                  regulatory, legislative and enforcement initiatives to which our customers in the pharmaceutical industry are or may become subject restricting the prices that may be charged for prescription or other pharmaceutical products or the manner in which such products may be marketed or sold;

•                  deterioration in economic conditions, particularly in the pharmaceutical, healthcare or other industries in which our customers operate;

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

•                  to the extent unforeseen cash needs arise, the ability to obtain financing on favorable terms; and

•                  terrorist activity, epidemics or other conditions that could disrupt commerce, the threat of any such conditions, and responses to and results of such conditions and threats, including but not limited to effects, domestically and/or internationally, on us, our personnel and facilities, our customers and suppliers, financial markets and general economic conditions.

Consequently, all of the forward-looking statements we make in this document are qualified by the information contained herein, including, but not limited to, the information contained under this heading, “Risk Factors” and our Condensed Consolidated Financial Statements (Unaudited) and notes thereto for the three months ended March 31, 2007 and by the material set forth under the headings “Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.  We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of March 31, 2007 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth in “Note 7. Contingencies” in the Notes to the Condensed Consolidated Financial Statements (Unaudited).

Item 1A. Risk Factors

In addition to the other information included or incorporated by reference into this Quarterly Report on Form 10-Q, including the matters addressed under the caption “Forward-Looking Statements,” set forth below are some of the risks and uncertainties that, if they were to occur, could materially adversely affect our business or could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make.

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

In addition, there is an increasing public concern regarding data protection issues and the number of jurisdictions with data protection laws has been slowly increasing. For example, there have been a number of legislative and regulatory initiatives in the U.S. and abroad in the area of access to medical data. These initiatives tend to seek to place restrictions on the use and disclosure of patient-identifiable information without consent and, in some cases, seek to extend restrictions to non-patient-identifiable information, e.g., prescriber identifiable information, or to the process of anonymizing data. There are also some initiatives that seek to restrict access to this information to non-commercial uses. While most of the current initiatives should not impact our business, there can be no assurance that these initiatives or future initiatives will not adversely affect IMS’s ability to generate or assemble data or to develop or market current or future products or services.

Hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements may harm our business.

Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While many of our operations have appropriate disaster recovery plans in place, we currently do not have full backup facilities everywhere in the world to provide redundant network capacity in the event of a system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, sabotage, breaches of security, epidemics and similar events at our various computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver our products and services to our clients. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, epidemics and acts of terrorism (particularly involving cities in which we have offices) could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

Our business is subject to exchange rate fluctuations and our revenue and net income may suffer due to currency translations.

We operate globally, deriving approximately 63% of our 2006 revenue from non-United States operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar increase the volatility of U.S. dollar denominated operating results. Emerging markets currencies tend to be considerably less stable than those in established markets, which may further contribute to volatility in our U.S. dollar-denominated operating results.

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

We (and our predecessors) have entered, and we continue to enter, into global tax planning initiatives in the normal course of business. These activities are subject to review by applicable tax authorities and courts. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to us, including those tax related matters described in Part I, Item 1 of this Quarterly Report on Form 10-Q. Moreover, there can be no assurance that we will be able to maintain our effective tax rate.

We are, and may become, involved in litigation that could harm the value of our business.

In the normal course of our business, we are involved in lawsuits, claims, audits and investigations, such as those described in Part I, Item 1 of this Quarterly Report on Form 10-Q. The outcome of these matters could have a material adverse effect on our business, results of operation or financial condition. In addition, we may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources.

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

Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people, with the increasingly diverse skills needed to serve clients and expand our business, in many locations around the world. Competition for highly qualified technical and managerial, and particularly consulting personnel is intense. Recruiting, training and retention costs and benefits place significant demands on our resources. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have a serious negative effect on us, including our ability to obtain and successfully complete important client engagements and thus maintain or increase our revenues.

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

If such disruptions result in cancellations of or reductions in customer orders or contribute to a general decrease in economic activity, or directly impact our marketing, collection, production, delivery, financial and logistics functions, our results of operations and financial condition could be materially adversely affected.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs(2)

January 1-31, 2007	6,134,970	$28.69	6,134,970	10,308,730
February 1-28, 2007	—	—	—	10,308,730
March 1-31, 2007	—	—	—	10,308,730
Total	6,134,970		6,134,970	10,308,730

(1)             All shares were repurchased through the Company’s publicly announced stock repurchase programs.

(2)             In January 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000,000 shares.  As of March 31, 2007, 308,730 shares remained available for repurchase under the January 2006 program.  In December 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000,000 shares. As of March 31, 2007, 10,000,000 shares remained available for repurchase under the December 2006 program.  Unless terminated earlier by resolution of the Company’s Board of Directors, this program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  See Note 12 of our Notes to Condensed Consolidated Financial Statements (Unaudited) for further details.

Item 6.  Exhibits

(a)           Exhibits

Exhibit Number	Description of Exhibits
10.1	Form of Summary for Performance Goals and Award Opportunities under the IMS Health Incorporated Executive Annual Incentive Plan and Performance Restricted Stock Incentive Plan.

10.2	Form of Designation of Performance Period, Performance Goal, And Award Opportunities under the IMS Health Incorporated Long-Term Incentive Program.

10.3	1998 IMS Health Incorporated Non-Employee Directors’ Deferred Compensation Plan (As amended and restated through February 13, 2007).

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMS Health Incorporated

By:	/s/ LESLYE G. KATZ
Date: May 4, 2007	Leslye G. Katz
Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ HARSHAN BHANGDIA
Date: May 4, 2007	Harshan Bhangdia
Vice President, Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1	Form of Summary for Performance Goals and Award Opportunities under the IMS Health Incorporated Executive Annual Incentive Plan and Performance Restricted Stock Incentive Plan.

10.2	Form of Designation of Performance Period, Performance Goal, And Award Opportunities under the IMS Health Incorporated Long-Term Incentive Program.

10.3	1998 IMS Health Incorporated Non-Employee Directors’ Deferred Compensation Plan (As amended and restated through February 13, 2007).

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002