Form 10-Q
period 2007-06-30
IMS HEALTH INC
filed 2007-08-03
CIK 1058083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-14049

IMS Health Incorporated
(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1506026
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At June 30, 2007, there were 194,971,605 shares of IMS Health Incorporated Common Stock, $0.01 par value, outstanding.

IMS HEALTH INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of June 30, 2007	As of December 31, 2006

Assets:
Current Assets:
Cash and cash equivalents	$210,373	$157,346
Accounts receivable, net of allowances of $6,859 and $7,860 in 2007 and 2006, respectively	396,103	367,413
Other current assets	189,002	168,534
Total Current Assets	795,478	693,293
Securities and other investments	6,246	6,401
Property, plant and equipment, net of accumulated depreciation of $188,196 and $181,543 in 2007 and 2006, respectively	163,218	148,190
Computer software	258,050	255,285
Goodwill	557,223	531,610
Other assets	289,950	271,815
Total Assets	$2,070,165	$1,906,594

Liabilities, Minority Interests and Shareholders’ (Deficit) Equity:
Current Liabilities:
Accounts payable	$78,151	$82,013
Accrued and other current liabilities	210,843	256,672
Accrued income taxes	66,316	74,485
Short-term deferred tax liability	8,945	7,238
Deferred revenues	121,381	122,466
Total Current Liabilities	485,636	542,874
Postretirement and postemployment benefits	88,917	85,846
Long-term debt (Note 9)	1,171,436	975,406
Other liabilities	240,554	168,149
Total Liabilities	$1,986,543	$1,772,275

Commitments and Contingencies (Note 7)
Minority Interests	$100,936	$100,410

Shareholders’ (Deficit) Equity:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares in 2007 and 2006, respectively	$3,350	$3,350
Capital in excess of par	519,043	497,955
Retained earnings	2,708,111	2,612,939
Treasury stock, at cost, 140,074 and 134,367 shares in 2007 and 2006, respectively	(3,253,274)	(3,044,996)
Cumulative translation adjustment	67,263	28,786
Unamortized postretirement and postemployment balances (SFAS No. 158)	(61,935)	(64,264)
Unrealized gain on changes in fair value of cash flow hedges, net of tax	6	6
Unrealized gain on investments, net of tax	122	133
Total Shareholders’ (Deficit) Equity	$(17,314)	$33,909
Total Liabilities, Minority Interests and Shareholders’ (Deficit) Equity	$2,070,165	$1,906,594

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended June 30,
	2007	2006

Information and analytics revenue	422,864	393,699
Consulting and services revenue	114,608	92,521
Operating Revenue	$537,472	$486,220

Operating costs of information and analytics	179,817	165,956
Direct and incremental costs of consulting and services	54,053	46,211
External-use software amortization	12,376	10,981
Selling and administrative expenses	154,167	132,946
Depreciation and other amortization	18,922	17,784
Merger costs (Note 16)	—	6,016
Operating Income	118,137	106,326
Interest income	1,729	1,212
Interest expense	(9,416)	(10,188)
Gains from investments, net	2,175	75
Other (expense) income, net	(20)	36,860
Non-Operating (Loss) Income, Net	(5,532)	27,959
Income before provision for income taxes	112,605	134,285
Provision for income taxes (Note 12)	(39,211)	(71,602)
Net Income	$73,394	$62,683

Basic Earnings Per Share of Common Stock	$0.37	$0.31
Diluted Earnings Per Share of Common Stock	$0.36	$0.30

Weighted average number of shares outstanding – Basic	196,502	200,761
Dilutive effect of shares issuable as of period-end under Stock-based compensation plans and other	3,953	4,787
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	646	286
Weighted Average Number of Shares Outstanding – Diluted	201,101	205,834

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Six Months Ended June 30,
	2007	2006

Information and analytics revenue	834,051	770,834
Consulting and services revenue	213,770	161,540
Operating Revenue	1,047,821	$932,374

Operating costs of information and analytics	352,459	324,490
Direct and incremental costs of consulting and services	110,660	85,395
External-use software amortization	23,621	21,273
Selling and administrative expenses	293,808	257,297
Depreciation and other amortization	38,073	34,841
Merger costs (Note 16)	—	6,016
Operating Income	229,200	203,062
Interest income	3,527	2,755
Interest expense	(17,972)	(18,647)
Gains from investments, net	1,964	2,748
Other (expense) income, net	(2,798)	38,632
Non-Operating (Loss) Income, Net	(15,279)	25,488
Income before provision for income taxes	213,921	228,550
Provision for income taxes (Note 12)	(54,958)	(47,770)
Net Income	158,963	$180,780

Basic Earnings Per Share of Common Stock	$0.81	$0.88
Diluted Earnings Per Share of Common Stock	$0.79	$0.86

Weighted average number of shares outstanding – Basic	196,570	204,988
Dilutive effect of shares issuable as of period-end under stock-based compensation plans and other	3,286	4,175
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	1,018	448
Weighted Average Number of Shares Outstanding – Diluted	200,874	209,611

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	158,963	$180,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,694	56,114
Bad debt expense	505	190
Deferred income taxes	(21,774)	(6,367)
Gains from investments, net	(1,964)	(2,748)
Minority interests in net income of consolidated companies	3,907	1,766
Non-cash stock-based compensation charges	20,013	24,354
Excess tax benefits from stock-based compensation	(4,227)	(2,284)
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in accounts receivable	(26,339)	(36,109)
Net increase in work-in-process inventory	(864)	(4,708)
Net increase in prepaid expenses and other current assets	(14,397)	(1,374)
Net decrease in accounts payable	(3,992)	(16,317)
Net decrease in accrued and other current liabilities	(30,900)	(16,058)
Net decrease in accrued severance, impairment and other charges	(1,754)	(12,755)
Net (decrease) increase in deferred revenues	(1,015)	3,018
Net increase (decrease) in accrued income taxes	10,837	(51,587)
Net increase in pension assets (net of liabilities)	(60)	(12,926)
Net increase in other long-term assets (net of other long-term liabilities)	(1,421)	(141)
Net tax benefit on stock-based compensation	9,588	5,235
Net Cash Provided by Operating Activities	156,800	108,083
Cash Flows Used in Investing Activities:
Capital expenditures	(26,196)	(11,264)
Additions to computer software	(42,858)	(44,296)
Payments for acquisitions of businesses, net of cash acquired	(22,192)	(21,515)
Proceeds from sales of investments, net	3,524	5,026
Funding of venture capital investments	(1,200)	(400)
Other investing activities, net	(8,800)	(2,897)
Net Cash Used in Investing Activities	(97,722)	(75,346)
Cash Flows Used in Financing Activities:
Net increase (decrease) in revolving credit facility and other	217,798	(60,391)
Proceeds from short-term credit agreement, bank term loan and private placement notes	—	650,000
Repayment of short-term credit agreement	—	(150,000)
Payments for purchase of treasury stock	(327,610)	(728,564)
Proceeds from exercise of stock options	110,779	41,348
Excess tax benefits from stock-based compensation	4,227	2,284
Dividends paid	(11,977)	(12,142)
Proceeds from employee stock purchase plan	3,330	2,913
(Decrease) increase in cash overdrafts	(4,588)	10,485
Payments to minority interests and other financing activities	(3,381)	(1,612)
Net Cash Used in Financing Activities	(11,422)	(245,679)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	5,371	363
Increase (Decrease) in Cash and Cash Equivalents	53,027	(212,579)
Cash and Cash Equivalents, Beginning of Period	157,346	362,943
Cash and Cash Equivalents, End of Period	210,373	$150,364

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Entities shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating this statement to determine any potential impact that it may have on its financial results.

Note 4.  Summary of Significant Accounting Policies

Operating Costs of Information and Analytics

Operating costs of information and analytics (“I&A”) include costs of data, data processing and collection and costs attributable to personnel involved in production, data management and delivery of the Company’s I&A offerings.

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

Direct and Incremental Costs of Consulting and Services

Direct and incremental costs of consulting and services (“C&S”) include the costs of the Company’s consulting staff directly involved with delivering revenue generating engagements,

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

related accommodations and the costs of primary market research data purchased specifically for certain individual C&S engagements. Although the Company’s data is used in multiple customer solutions across different offerings within both I&A and C&S, the Company does not have a meaningful way to allocate the direct cost of the data between I&A and C&S revenues.  As such, the direct and incremental costs of C&S do not reflect the total costs incurred to deliver its C&S revenues.

Costs associated with the Company’s time and material and fixed-price C&S contracts are recognized as incurred.

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

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 5.  Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach. During the six months ended June 30, 2007, the Company completed one acquisition of ValueMedics Research, LLC (U.S.) at a cost of approximately $9,800. This acquisition was accounted for under the purchase method of accounting. As such, the aggregate purchase price has been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date. The purchase price allocations will be finalized after the completion of the valuation of certain assets and liabilities. Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company’s results of operations. The Condensed Consolidated Financial Statements (Unaudited) include the results of this acquired company subsequent to the closing of the acquisition. Had this acquisition occurred as of January 1, 2007 or 2006, the impact on the Company’s results of operations would not have been significant. Goodwill of approximately $6,000 was recorded in connection with this acquisition, all of which is deductible for tax purposes.

During the six months ended June 30, 2006, the Company completed one acquisition of Läkemedelsstatistik AB (Sweden) for an aggregate cost of approximately $12,000. This acquisition was accounted for under the purchase method of accounting. As such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date. The Company finalized the purchase price allocation for this acquisition during 2006 which did not have a material impact on the Company’s results of operations. The Condensed Consolidated Financial Statements (Unaudited) include the results of this acquired company subsequent to the closing of the acquisition. Had this acquisition occurred as of January 1, 2006, the impact on the Company’s results of operations would not have been significant. Goodwill of approximately $9,300 was recorded in connection with this acquisition, none of which is deductible for tax purposes.

Note 6.  Goodwill and Intangible Assets

During the six months ended June 30, 2007, the Company recorded additional goodwill of approximately $14,000 related to the preliminary allocation of purchase price for the acquisition completed during the first six months of 2007 and the completion of purchase price allocations for 2006 acquisitions. During the six months ended June 30, 2006, the Company recorded additional goodwill of approximately $11,000 related primarily to the preliminary allocation of purchase price for the acquisition completed during the first six months of 2006 and to earn-out agreements for acquisitions completed prior to 2006.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

All of the Company’s other acquired intangibles are subject to amortization.  Intangible asset amortization expense was $4,185 and $8,945 during the three and six months ended June 30, 2007, respectively, and $4,185 and $8,584 during the three and six months ended June 30, 2006, respectively.  At June 30, 2007, intangible assets were primarily composed of customer relationships, databases and trade names (included in Other assets) and computer software. The gross carrying amounts and related accumulated amortization of these intangibles were $150,188 and $70,793, respectively, at June 30, 2007 and $150,183 and $61,850, respectively, at December 31, 2006. These intangibles are amortized over periods ranging from two to fifteen years. As of June 30, 2007, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted Average Amortization (Years) Period
Customer Relationships	10.1
Computer Software and Algorithms	7.0
Databases	4.7
Trade Names	4.3
Other	3.6
Weighted Average	8.9

Based on current estimated useful lives, amortization expense associated with intangible assets at June 30, 2007 is estimated to be approximately $4,100 for each of the remaining two quarters in 2007. Thereafter, annual amortization expense associated with intangible assets is estimated to be as follows:

Year Ended December 31,	Amortization Expense
2008	$14,598
2009	12,534
2010	9,053
2011	7,851
2012	6,078
Thereafter	$21,044

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

The underlying tax controversies with the Internal Revenue Service (the “IRS”) have substantially all been resolved and the Company paid to the IRS the amounts that it believed were due and owing. In the first quarter of 2006, Donnelley indicated that it disputed the amounts contributed by the Company toward the resolution of these matters based on the Donnelley Parties’ interpretation of the allocation of liability under the 1996 Spin-Off agreements. The Donnelley Parties on the one hand, and NMR and the Company, on the other hand, have attempted to resolve these disputes through negotiation. The 1996 Spin-Off agreements provide that if the parties cannot

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

reach agreement through negotiation they must arbitrate the disputes. As of June 30, 2007, the Company had a reserve of approximately $20,700 for these matters.

On August 14, 2006, the Donnelley Parties commenced arbitration regarding one of these disputes (referred to herein as the “Dutch Partnership Dispute”) by filing a Notice of Arbitration and Statement of Claim (the “Donnelley Statement”) with the American Arbitration Association International Center for Dispute Resolution (the “AAA”). In the Donnelley Statement, the Donnelley Parties claim that the Company and NMR collectively owe approximately an additional $10,800 with respect to the Dutch Partnership Dispute; (if determined liable, the Company’s share of this amount would be approximately $5,400). On October 16, 2006, the Company and NMR filed a Statement of Defense denying all claims made by the Donnelley Parties in the Donnelley Statement. The arbitration process is currently ongoing. The Company intends to vigorously defend itself with respect to the Dutch Partnership Dispute and the remaining disputes.

The Partnership (Tax Year 1997). The IRS is seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense with respect to a partnership now substantially owned by the Company (the “Partnership”) on the Partnership’s 1997 tax return. During 1997, the Partnership was substantially owned by Cognizant, but liability for this matter was allocated to the Company pursuant to the agreements effecting the 1998 Spin-Off. The Company has filed a formal protest relating to the proposed assessment for 1997 with the IRS Office of Appeals. The Company is attempting to resolve this matter in the administrative appeals process before proceeding to litigation if necessary. If the IRS were to ultimately prevail in its position, the Company’s liability (tax and interest, net of tax benefit) with respect to tax year 1997 would be approximately $20,900, which amount the Company had reserved in current accrued income taxes payable at June 30, 2007 (See Note 11).

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

Contingent Consideration

Under the terms of certain purchase agreements related to acquisitions made since 2002, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2007 through 2009. Substantially all of these additional payments will be recorded as goodwill in accordance with Emerging Issues Task Force (“EITF”) No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” As of June 30, 2007, approximately $47,000 had been earned under these contingencies. Based on current estimates, the Company expects that additional contingent payments under these agreements may total approximately $20,000. It is expected that these contingent payments will be resolved within a specified time period after the end of each respective calendar year from 2007 through 2009.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 8.  Stock-Based Compensation

The following table summarizes stock option activity for the periods indicated.

	Shares	Weighted Average Exercise Price Per Share
Options Outstanding, December 31, 2004	35,500	$21.86
Granted	4,813	$24.12
Exercised	(8,726)	$18.97
Forfeited	(575)	$20.63
Cancelled	(1,028)	$26.93
Options Outstanding, December 31, 2005	29,984	$22.91
Granted	11	$24.54
Exercised	(6,161)	$19.36
Forfeited	(699)	$23.58
Cancelled	(1,739)	$28.93
Options Outstanding, December 31, 2006	21,396	$23.43
Granted	—	—
Exercised	(4,872)	$22.74
Forfeited	(138)	$24.20
Cancelled	(168)	$29.59
Options Outstanding, June 30, 2007	16,218	$23.56
Options Vested or Expected to Vest, June 30, 2007	16,163	$23.56
Exercisable, June 30, 2007	14,738	$23.51

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

The following table summarizes activity of restricted stock units with service conditions.

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2004	410	$20.01
Granted	153	$24.46
Vested	(119)	$24.41
Forfeited	—	—
Unvested, December 31, 2005	444	$20.30
Granted	1,386	$26.12
Vested	(217)	$22.03
Forfeited	(55)	$25.79
Unvested, December 31, 2006	1,558	$25.04
Granted	1,117	$29.74
Vested	(267)	$26.05
Forfeited	(52)	$26.50
Unvested, June 30, 2007	2,356	$27.12
Vested or Expected to Vest, June 30, 2007	2,116	$26.92

The following table summarizes activity of restricted stock units with performance conditions.

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2004	241	$20.96
Granted	194	$20.62
Vested	(53)	$18.97
Forfeited	(7)	$17.72
Unvested, December 31, 2005	375	$21.12
Granted	154	$24.53
Vested	(181)	$21.76
Forfeited	(28)	$24.08
Unvested, December 31, 2006	320	$22.14
Granted	123	$29.16
Vested	(84)	$18.65
Forfeited	(1)	$24.21
Unvested, June 30, 2007	358	$25.37
Vested or Expected to Vest, June 30, 2007	340	$25.28

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

The following table summarizes activity of non-employee director deferred stock granted in lieu of board meeting fees:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2004	24	$21.47
Granted	6	$24.87
Outstanding, December 31, 2005	30	$22.12
Granted	3	$26.13
Outstanding, December 31, 2006	33	$22.49
Granted	2	$29.20
Outstanding, June 30, 2007	35	$22.94

The following table summarizes the components and classification of stock-based compensation expense in the second quarter of 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock Options	$3,563	$9,482	$9,079	$18,624
Restricted Stock Units	5,793	3,445	10,560	5,216
Employee Stock Purchase Plan	147	272	374	514
Total Stock-Based Compensation Expense	$9,503	$13,199	$20,013	$24,354

Operating Costs of I&A	$979	$1,411	$1,961	$2,498
Direct and Incremental Costs of C&S	1,023	673	1,897	1,125
Selling, & Administrative Expenses	7,501	11,115	16,155	20,731
Total Stock-Based Compensation Expense	$9,503	$13,199	$20,013	$24,354

Tax Benefit on Stock-Based Compensation Expense	$2,895	$4,145	$6,115	$7,471

Capitalized Stock-Based Compensation Expense	$102	$—	$177	$—

On April 17, 2007, the Company awarded its annual grant in the form of restricted stock units (“RSUs”) whose vesting and delivery are contingent upon completion of a specified period of future service.  The awards have a zero exercise price to the employee and vest ratably over three to four years. The Company’s amortization of the award is based upon the fair market value of a share of Common Stock on April 17, 2007.

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

The impact of foreign exchange risk management activities on pre-tax income in the three and six months ended June 30, 2007 was a net gain of $2,021 and $1,185, respectively and net losses of $7,223 and $4,532 in the three and six months ended June 30, 2006, respectively.  In addition, at June 30, 2007, the Company had approximately $682,259 in foreign exchange forward contracts outstanding with various expiration dates through May 2008 relating to non-U.S. Dollar Operating Income, non-U.S. Dollar anticipated royalties and non-functional currency assets and liabilities.  Foreign exchange forward contracts are recorded at estimated fair value.  The estimated fair values of the forward contracts are based on quoted market prices.

 Unrealized and realized gains and losses on the contracts hedging non-U.S. Dollar Operating Income and non-functional currency assets and liabilities do not qualify for hedge accounting in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (collectively, “SFAS No. 133”),  and therefore are not deferred and are included in the Condensed Consolidated Statements of Income (Unaudited) in Other (expense) income, net.

Fair Value of Financial Instruments

At June 30, 2007, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable and long-term debt.  At June 30, 2007, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments.  At June 30, 2007, the fair value of long-term debt approximated carrying value.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

performance by the counterparties.  The Company would not realize a material loss as of June 30, 2007 in the event of non-performance by any one counterparty.  The Company enters into transactions only with financial institution counterparties that have a credit rating of A or better.  In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($396,103 and $367,413, net of allowances, at June 30, 2007 and December 31, 2006, respectively), principally from customers in the pharmaceutical industry.  The Company’s trade receivables do not represent significant concentrations of credit risk at June 30, 2007 due to the high quality of its customers and their dispersion across many geographic areas.

Borrowings

The following table summarizes the Company’s long-term debt at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
4.6% Private Placement Notes, principal payment of $150,000 due January 2008, net of interest rate swaps of $(1,892) and $(2,819), respectively	$148,108	$147,181

5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000

1.70% Private Placement Notes, principal payment of 34,395,000 Japanese Yen due January 2013	278,953	288,670

Revolving Credit Facility:

Japanese Yen denominated borrowings at average floating rates of approximately 0.99%	365,118	249,097

Swiss Franc denominated borrowings at average floating rates of approximately 2.82%	71,257	59,258

U.S. Dollar denominated borrowings at average floating rates of approximately 5.62%	108,000	31,200

Bank Term Loan, principal payment of $50,000 due June, 2009 at average floating rate of approximately 5.60%	50,000	50,000

Total Long-Term Debt	$1,171,436	$975,406

In July 2006, the Company entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing its existing $700,000 Amended and Restated Facility (see below).  The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits.  Total borrowings under the Revolving Credit Facility were

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

$544,374 and $339,555 at June 30, 2007 and December 31, 2006, respectively, all of which were classified as long-term.  In April 2004, the Company entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced the Company’s lines of credit with several domestic and international banks.  On March 9, 2005, the Company renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”).  The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.

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

In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 30 basis points and can vary based on the Company’s Debt to EBITDA ratio.  The weighted average interest rates for the Company’s lines were 2.15% and 1.61% at June 30, 2007 and December 31, 2006, respectively.  In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.075%.  At June 30, 2007, the Company had approximately $455,626 available under its existing bank credit facilities.

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

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

In January 2003, the Company closed a private placement transaction pursuant to which it issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  The Company used the proceeds to pay down short-term debt.  The Company also swapped $100,000 of its fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  The Company accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company determined the fair values based on estimated prices quoted by financial institutions.  The fair values of these swaps were $(1,892) and $(2,819) as of June 30, 2007 and December 31, 2006, respectively.

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At June 30, 2007, the Company was in compliance with these financial debt covenants.

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

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Three Months Ended June 30,	2007	2006	2007	2006
Service cost	$4,143	$3,599	$6	$10
Interest cost	4,611	3,978	177	193
Expected return on plan assets	(7,318)	(6,437)	—	—
Amortization of prior service cost (credit)	5	(44)	(9)	(9)
Amortization of transition obligation	(1)	(1)	—	—
Amortization of net loss	1,107	1,159	108	152
Net periodic benefit cost	$2,547	$2,254	$282	$346

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Six Months Ended June 30,	2007	2006	2007	2006
Service cost	$8,239	$7,063	$12	$20
Interest cost	9,193	7,889	354	386
Expected return on plan assets	(14,598)	(12,791)	—	—
Amortization of prior service cost (credit)	9	(89)	(18)	(150)
Amortization of transition obligation	(2)	(2)	—	—
Amortization of net loss	2,202	2,287	216	304
Net periodic benefit cost	$5,043	$4,357	$564	$560

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 11.  Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of this adoption, the Company recognized an increase in liabilities for uncertain tax positions of approximately $51,800 and a corresponding reduction to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had approximately $117,200 of gross unrecognized tax benefits, of which $107,600, if recognized, would favorably affect the effective tax rate.  The Company recognizes interest expense and penalties related to unrecognized tax benefits in income tax expense.  As of the adoption date, the Company had accrued interest and penalties of approximately $13,500.

For the six months ended June 30, 2007, the Company had recorded approximately $7,000 of tax expense related to uncertain tax positions that if recognized, would favorably affect the effective tax rate. Included in this amount is approximately $3,700 of interest and penalties.

The Company files numerous consolidated and separate income tax returns in the U.S. federal and state and non-U.S. jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for the years before 2003 and is no longer subject to state and local income tax examination by tax authorities for years before 1997.  As well, with few exceptions, the Company is no longer subject to examination by tax authorities in its material non-U.S. jurisdictions prior to 2003.  It is reasonably possible that within the next twelve months the Company could recognize approximately $1,000 of unrecognized benefits as a result of the expiration of certain statutes of limitation.

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

The Company had considered making a deposit of tax to stop the running of interest for the tax year 1997 related to a dispute over the allocation of certain items of partnership income and expense (see Note 7), but is currently in discussions with the IRS regarding this matter.  The Company had approximately $20,900 (tax and interest, net of tax benefit) reserved in current accrued income taxes payable at June 30, 2007.

For the three and six months ended June 30, 2007, our effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement for tax years 1998 through 2002 (approximately $16,500) and a reorganization of certain non-U.S. subsidiaries (approximately $4,400).  For the three months ended June 30, 2006, the Company’s effective tax rate was primarily impacted by approximately $21,400 of tax expense related to a reorganization of several of the Company’s subsidiaries.  For the six months ended June 30, 2006, the Company’s effective tax rate was reduced primarily due to a favorable U.S. partnership audit settlement of approximately $69,200 for the tax years 1998 through 2003 and a favorable U.S. audit settlement of approximately $17,600 for the tax years 2000 through 2003.  Also in

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

the first half of 2006, approximately $21,400 of tax expense was recorded related to a reorganization of several of the Company’s subsidiaries.  Further, approximately $24,800 of tax expense was recorded primarily in the first quarter of 2006 related to disputes between the Company and NMR, on the one hand, and Donnelley and certain of its former affiliates on the other hand, as to proper interpretation of, and allocation of tax liabilities under, the 1996 Spin-Off agreements (see Note 7).

On July 6, 2007, the German State Council accepted the German 2008 Business Tax Reform Act (“Bill”).  In order for the Bill to be enacted it must be signed by the President and then published in the Federal Gazette. The Bill reduces the German federal tax rate from 25% to 15%. If the Bill is enacted, the Company’s German effective tax rate (including the effect of local taxes) will be reduced to 31.9% from 40.2%. As a result, the Company would recognize a tax charge of approximately $7,500 to revalue net deferred tax assets related to Germany during the quarter in which the Bill is enacted.

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

On December 19, 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  As of June 30, 2007, 5,309 shares remained available for repurchase under the December 2006 program.

On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares.  This program was completed in May 2007 at a total cost of $799,906.

On November 16, 2005, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in February 2006 at a total cost of $256,521.

On December 14, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in January 2006 at a total cost of $242,680.

During the first six months of 2007, the Company repurchased approximately 11,135 shares of outstanding Common Stock under these programs at a total cost of $333,621, including the repurchase of 6,135 shares pursuant to an accelerated share repurchase program (“ASR”).  As part of the ASR, the Company simultaneously entered into a forward contract for the final settlement of the ASR transaction which was indexed to the price of the Company’s Common Stock.  The ASR agreement provided for the final settlement amount to be in the Company’s Common Stock if the Company were to owe an amount to the bank, or in either cash or additional shares of the Company’s Common Stock, at the Company’s sole discretion, if the bank were to owe an amount to the Company.  As the agreement required the Company to deliver shares to the bank for final settlement, the forward contract element qualified for permanent equity classification and the fair value of the forward contract, which

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

was zero at the contract’s inception, was recorded in equity in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock.”  Subsequent changes in the fair value of the forward contract were not recorded as the Company continued to classify the forward contract as equity.  Upon completion of the ASR in April 2007, the Company was required to pay approximately $6,000 in shares, and therefore issued 203 treasury shares, as full settlement of its obligation under the ASR.  The total cost of the ASR was approximately $176,000 or $28.68 per share.  The Company funded the ASR through its existing bank credit facilities (see Note 9).

During the first six months of 2006, the Company repurchased approximately 29,000 shares of outstanding Common Stock under these programs at a total cost of $746,818.  The 2006 repurchases include the repurchase of 25,000 shares at a total cost of approximately $645,000 or $25.82 per share in January 2006 pursuant to an ASR.  As the 2006 ASR provided for the final settlement of the contract in either cash or additional shares of the Company’s Common Stock at its sole discretion, the forward contract element of the 2006 ASR, which was indexed to the price of the Company’s Common Stock, was treated as permanent equity and subsequent changes in fair value were not recorded in accordance with the provisions of EITF 00-19.

Total share repurchases during the three and six months ended June 30, 2007 benefited diluted earnings per share (“EPS”) by less than $0.01 per share.  Total share repurchases during the three and six months ended June 30, 2006 benefited EPS by approximately $0.01 per share and $0.04 per share, respectively.

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

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 13.  Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income	$73,394	$62,683	$158,963	$180,780
Other comprehensive income, net of taxes:
Unrealized gains (losses) on:
Available-for-sale equity securities	66	(162)	(17)	(118)
Tax (provision) benefit on above	(23)	57	6	41
Change in unrealized gains (losses) on investments	43	(105)	(11)	(77)
Foreign currency translation gains	43,249	9,337	38,476	18,458
Changes in fair value of cash flow hedges	—	22	—	65
Amortization of SFAS 158 service cost	1,078	—	2,329	—
Total other comprehensive income	44,370	9,254	40,794	18,446
Comprehensive Income	$117,764	$71,937	$199,757	$199,226

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

All of the charge was settled in cash. The Company paid $166 during the first quarter of 2007 and there was no remaining accrual balance at June 30, 2007. All termination actions under this plan were completed by the end of 2006.

Severance related reserves
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(24,052)
2006 utilization	(12,220)
2007 utilization	(166)
Balance at June 30, 2007	$—

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

	Severance related reserves	Contract related reserves	Asset write- downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 utilization	(1,637)	(3,614)	—	(5,251)
2005 utilization	(378)	(6,747)	—	(7,125)
2006 utilization	—	(2,262)	—	(2,262)
2007 utilization	—	(248)	—	(248)
2007 reversals	—	(2,249)	—	(2,249)
Adjustments	(1,746)	67	1,679	—
Balance at June 30, 2007	$—	$207	$—	$207

Approximately $9,958 of the 2003 charge related to a worldwide reduction in headcount of approximately 80 employees. These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

The cash portion of the 2003 charge amounted to $30,586, of which the Company paid approximately $248, $2,262 and $7,125 during 2007, 2006 and 2005, respectively, related primarily to employee termination benefits and contract-related charges.  The remaining accrual of $207 at June 30, 2007 relates to a remaining lease obligation and will be utilized during 2007.

During the fourth quarter of 2001, the Company completed the assessment of its Competitive Fitness Program. This program was designed to streamline operations, increase productivity and improve client service. In connection with this program, the Company recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income.  As of June 30, 2007, approximately $1,498 remains to be utilized from 2007 to 2013 related to severance payments.

In the first quarter of 2007, the Company reversed $2,889 of contract-related reserves from the 2001 and 2003 charges due primarily to the termination and settlement of exit related costs for an impaired lease.  These amounts were reversed against Selling and administrative expenses in the Condensed Consolidated Statements of Income (Unaudited).

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Severance related reserves	Contract related reserves	Asset write- downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(455)	(1,232)	—	(1,687)
2005 utilization	(262)	(1,881)	—	(2,143)
2006 utilization	(264)	(1,887)	—	(2,151)
2007 utilization	(132)	(1,208)	—	(1,340)
2007 reversals	—	(640)	—	(640)
Adjustments	(688)	(274)	962	—
Balance at June 30, 2007	$1,498	$—	$—	$1,498

The Company currently expects that the $1,498 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

Year Ended December 31,	Outlays
2007	$130
2008	262
2009	262
2010	262
2011	262
Thereafter	320
Total	$1,498

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

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Geographic Financial Information:

The following represents selected geographic information for the regions in which we operate for the three and six months ended June 30, 2007 and 2006:

	Americas (1)	EMEA (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended June 30, 2007:
Operating Revenue (4)	$240,772	$224,504	$72,196	—	$537,472
Operating Income (Loss) (5)	$77,686	$26,049	$28,501	$(14,099)	$118,137
Six months ended June 30, 2007:
Operating Revenue (4)	$472,048	$434,850	$140,923	—	$1,047,821
Operating Income (Loss) (5)	$153,671	$49,479	$54,779	$(28,729)	$229,200
Three months ended June 30, 2006:
Operating Revenue (4)	$218,732	$202,777	$64,711	—	$486,220
Operating Income (Loss) (5)	$70,204	$31,786	$26,358	$(22,022)	$106,326
Six months ended June 30, 2006:
Operating Revenue (4)	$425,950	$377,490	$128,934	—	$932,374
Operating Income (Loss) (5)	$141,325	$47,183	$53,124	$(38,570)	$203,062

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

(5)                               Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability.   The Operating Income for the geographic segments includes the impact of foreign exchange in converting results into U.S. dollars.  $6,160 of Corporate and Other Operating Income (Loss) for the three months ended June 30, 2006 has been reclassified into the regions ($2,319, $2,845 and $996 in the Americas, EMEA and Asia Pacific, respectively) to conform to the current year presentation. $11,756 of Corporate and Other Operating Income (Loss) for the six months ended June 30, 2006 has been reclassified into the regions ($4,471, $5,456 and $1,829 in the Americas, EMEA and Asia Pacific, respectively) to conform to the current year presentation.

A summary of the Company’s operating revenue by product line for the three and six months ended June 30, 2007 and 2006 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales Force Effectiveness	$246,221	$230,036	$479,253	$444,130
Portfolio Optimization	157,020	138,554	311,498	268,365
Launch, brand and other	134,231	117,630	257,070	219,879
Total Operating Revenue	$537,472	$486,220	$1,047,821	$932,374

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 16.  Merger Costs

On July 11, 2005, the Company announced a definitive agreement to merge with The Nielsen Company (formerly VNU, N.V.) (“Nielsen”), a global information and media company based in Haarlem, The Netherlands.  On November 17, 2005, the Company announced the termination of the proposed merger with Nielsen.

In accordance with the terms of the merger termination agreement, Nielsen was required to pay the Company $45,000 as a result of the acquisition of Nielsen by a private equity group in June 2006.  This $45,000 payment was received during the second quarter of 2006 and was reflected in Other (expense) income, net in the Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2006.  Additionally, the Company was required to pay $6,016 of investment banker fees and expenses related to the $45,000 payment received which were included in Merger costs in the Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2006.

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

Performance Overview

Our operating revenue grew 10.5% to $537,472 in the second quarter of 2007 as compared to $486,220 in the second quarter of 2006.  Our operating revenue grew 12.4% to $1,047,821 in the six months ended June 30, 2007 as compared to $932,374 in the six months ended June 30, 2006.  The quarterly and six month operating revenue increases were a result of growth in all three of our business lines.  Our operating income grew 11.1% to $118,137 in the second quarter of 2007 as compared to $106,326 in the second quarter of 2006.  Our operating income grew 12.9% to $229,200 in the six months June 30, 2007 as compared to $203,062 in the six months ended June 30, 2006.  Both the quarterly and

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

six month operating income growth were a result of increased operating revenues offset by increases in operating costs, selling and administrative expenses and depreciation and amortization, as discussed below. Our net income was $73,394 for the second quarter of 2007 as compared to $62,683 for the second quarter of 2006 and $158,963 for the six months ended June 30, 2007 as compared to $180,780 for the six months ended June 30, 2006, due to the Non-Operating (Loss) Income, net items discussed below and certain tax items as discussed in Note 11 of the Condensed Consolidated Financial Statements (Unaudited).  Our diluted earnings per share of Common Stock increased to $0.36 for the second quarter of 2007 as compared to $0.30 for the second quarter of 2006 and decreased to $0.79 for the six months ended June 30, 2007 as compared to $0.86 for the six months ended June 30, 2006.

Results of Operations

Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2007 presentation.

References to constant dollar results and results excluding the effect of foreign currency translations.  We report results in U.S. dollars, but we do business on a global basis.  Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. dollars and have important effects on our results.  In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms or results excluding the effect of foreign currency translations.  We believe this information facilitates a comparative view of business growth.  In the first six months of 2007, the U.S. dollar was generally weaker against other currencies as compared to the first six months of 2006.  As a result, revenue growth at constant dollar exchange rates was lower than growth at actual currency exchange rates, while operating income growth at constant dollar exchange rates was slightly higher than growth at actual currency exchange rates due to the mix of actual currency revenue and expense.  See “How Exchange Rates Affect Our Results” below and the discussion of “Market Risk” in the Management Discussion and Analysis section of our annual report on Form 10-K for the year ended December 31, 2006 for a more complete discussion regarding the impact of foreign currency translation on our business.

Summary of Operating Results

			% Variance
	Three Months Ended June 30,		2007
	2007	2006	vs 2006
Information and analytics revenue (I&A)	$422,864	$393,699	7.4%
Consulting and services revenue (C&S)	114,608	92,521	23.9%
Operating costs of I&A	179,817	165,956	8.4%
Direct and incremental costs of C&S	54,053	46,211	17.0%
External use software amortization	12,376	10,981	12.7%
Selling and administrative expenses	154,167	132,946	16.0%
Depreciation and amortization	18,922	17,784	6.4%
Merger costs	—	6,016	(100.0)%
Operating income	$118,137	$106,326	11.1%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

			% Variance
	Six Months Ended June 30,		2007
	2007	2006	vs 2006
Information and analytics revenue (I&A)	$834,051	$770,834	8.2%
Consulting and services revenue (C&S)	213,770	161,540	32.3%
Operating costs of I&A	352,459	324,490	8.6%
Direct and incremental costs of C&S	110,660	85,395	29.6%
External use software amortization	23,621	21,273	11.0%
Selling and administrative expenses	293,808	257,297	14.2%
Depreciation and amortization	38,073	34,841	9.3%
Merger costs	—	6,016	(100.0%)
Operating income	$229,200	$203,062	12.9%

Operating Income

Our operating income for the second quarter of 2007 grew 11.1% to $118,137 from $106,326 in the second quarter of 2006.  This was due to the increase in our operating revenue and the absence of merger costs in the second quarter of 2007, offset by increases in our operating costs and selling and administrative expenses driven by acquisitions, increased cost of data, and investments in consulting and services capabilities.  Our operating income increased 12.9% in constant dollar terms.  Our operating income for the first six months of 2007 grew 12.9% to $229,200 from $203,062 in the first six months of 2006.  This was due to the increase in our operating revenue and the absence of merger costs during the first six months of 2007, offset by increases in our operating costs and selling and administrative expenses driven by acquisitions, increased cost of data, and investments in consulting and services capabilities.  Our operating income increased 13.8% in constant dollar terms.

Operating Revenue

Our operating revenue for the second quarter of 2007 grew 10.5% to $537,472 from $486,220 in the second quarter of 2006. On a constant dollar basis, operating revenue growth was 8.1%.  Operating revenue for the first six months of 2007 grew 12.4% to $1,047,821 from $932,374 in the first six months of 2006. On a constant dollar basis our operating revenue growth was 9.4%.  On a constant dollar basis, acquisitions completed within the prior twelve months contributed approximately 1.9 percentage points to our operating revenue growth for the second quarter and first six months of 2007.  The increase in our operating revenue resulted from growth in revenue in all three of our business lines, together with the effect of approximately $12,000 and $28,000 of currency translation for the second quarter and first six months of 2007, respectively.  On a constant dollar basis, all business lines grew.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

Summary of Operating Revenue

			% Variance
			2007 vs 2006
	Three Months Ended June 30,		Reported Rates	Constant Dollar
	2007	2006
Sales Force Effectiveness	$246,221	$230,036	7.0%	5.2%
Portfolio Optimization	157,020	138,554	13.3%	11.0%
Launch, Brand and Other	134,231	117,630	14.1%	10.6%
Operating Revenue	$537,472	$486,220	10.5%	8.1%

			% Variance
			2007 vs 2006
	Six Months Ended June 30,		Reported Rates	Constant Dollar
	2007	2006
Sales Force Effectiveness	$479,253	$444,130	7.9%	5.6%
Portfolio Optimization	311,498	268,365	16.1%	13.1%
Launch, Brand and Other	257,070	219,879	16.9%	12.7%
Operating Revenue	$1,047,821	$932,374	12.4%	9.4%

•                  Sales Force Effectiveness: The Americas contributed approximately two-thirds and Asia Pacific contributed approximately one-third to the revenue growth for the second quarter of 2007.  The Americas contributed approximately two-thirds and Asia Pacific contributed more than one-quarter to the revenue growth for the first six months of 2007.

•                  Portfolio Optimization: EMEA contributed approximately one-half and the Americas contributed more than one-third to the growth during the second quarter and first six months of 2007.

•                  Launch, Brand Management and Other: The Americas contributed more than one-half and EMEA contributed more than one-quarter to the revenue growth for the second quarter and first six months of 2007.

Consulting and services (“C&S”) revenue, as included in the business lines above, was $114,608 in the second quarter of 2007, up 23.9% from $92,521 in the second quarter of 2006 (up 20.7% on a constant dollar basis).  More than one-third of the C&S revenue growth for the second quarter of 2007 was attributable to acquisitions completed during the prior twelve months.  C&S revenue, as included in the business lines above, was $213,770 in the first six months of 2007, up 32.3% from $161,540 in the first six months of 2006 (up 28.3% on a constant dollar basis).  Approximately one-third of the C&S revenue growth for the first six months of 2007 was attributable to acquisitions completed during the prior twelve months.

Operating Costs of Information and Analytics

Operating costs of information and analytics (“I&A”) include costs of data, data processing and collection and costs attributable to personnel involved in production, data management and delivery of the Company’s I&A offerings.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

Our operating costs of I&A grew 8.4% to $179,817 in the second quarter of 2007 from $165,956 in the second quarter of 2006.  Our operating costs of I&A grew 8.6% to $352,459 in the first six months of 2007 from $324,490 in the first six months of 2006.

•                  Foreign Currency Translation: The effect of foreign currency translation increased our operating costs of I&A by approximately $6,000 and $12,000 for the second quarter and first six months of 2007 as compared to 2006, respectively.

Excluding the effect of foreign currency translation, our operating costs of I&A grew 4.9% and 4.8% in the second quarter and first six months of 2007, respectively, as compared to the second quarter and first six months of 2006.

•                  Data: Data costs increased by approximately $8,000 and $13,000 in the second quarter and first six months of 2007, compared to 2006, respectively.

•                  Production, Client Services and Other: Production, client services and other costs remained relatively constant in the second quarter of 2007 as compared to the second quarter of 2006 and increased approximately $3,000 in the first six months of 2007 as compared to the first six months of 2006.

Direct and Incremental Costs of Consulting and Services

Direct and incremental costs of C&S include the costs of consulting staff directly involved with delivering revenue-generating engagements, related accommodations and the costs of primary market research data purchased specifically for certain individual C&S engagements.  Direct and incremental costs of C&S do not include an allocation of direct costs of data that are included within I&A.  Our direct and incremental costs of C&S grew 17.0% to $54,053 in the second quarter of 2007 from $46,211 in the second quarter of 2006.  Our direct and incremental costs of C&S grew 29.6% to $110,660 in the first six months of 2007 from $85,395 in the first six months of 2006.

•                  Foreign Currency Translation: The effect of foreign currency translation increased our direct and incremental costs of C&S by approximately $2,000 and $5,000 for the second quarter and first six months of 2007 as compared to 2006, respectively.

Excluding the effect of foreign currency translation, our direct and incremental costs of C&S grew 13.0% and 24.1% in the second quarter and first six months of 2007, respectively, as compared to the second quarter and first six months of 2006.

•                  C&S costs increased by approximately $6,000 and $20,000 in the second quarter and first six months of 2007 as compared to 2006, respectively, due to increased labor charges to support C&S revenue growth.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

External-Use Software Amortization

Our external-use software amortization charges represent the amortization associated with software we capitalized under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Our external-use software amortization charges grew 12.7% to $12,376 in the second quarter of 2007 from $10,981 in the second quarter of 2006.  Our external-use software amortization charges grew 11.0% to $23,621 in the first six months of 2007 from $21,273 in the first six months of 2006.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of the expenses attributable to sales, marketing, and administration, including human resources, legal, management and finance.  Our selling and administrative expenses grew 16.0% in the second quarter of 2007, to $154,167 from $132,946 in the second quarter of 2006.  Our selling and administrative expenses grew 14.2% to $293,808 in the first six months of 2007 as compared to $257,297 in the first six months of 2006:

•                  Foreign Currency Translation: The effect of foreign currency translation increased our selling and administrative expenses by approximately $5,000 and $11,000 for the second quarter and first six months of 2007 as compared to 2006, respectively.

Excluding the effect of foreign currency translation, our selling and administrative expenses grew 7.0% and 7.3% in the second quarter and first six months of 2007, respectively, as compared to the second quarter and first six months of 2006 to support revenue growth.

•                  Sales and Marketing: Sales and marketing expense increased by approximately $5,000 and $8,000 in the second quarter and first six months of 2007 compared to 2006, respectively.

•                  Consulting:  Consulting and services expenses increased by approximately $13,000 and $16,000 in the second quarter and first six months of 2007 compared to 2006, respectively.

•                  Administrative and Other:  Other expenses decreased by approximately $2,000 in the second quarter of 2007 as compared to the second quarter of 2006.  Other expenses increased by approximately $1,000 in the first six months of 2007 compared to the first six months of 2006.

Depreciation and Other Amortization

Our depreciation and other amortization charges increased 6.4% to $18,922 in the second quarter of 2007 from $17,784 in the second quarter of 2006, and 9.3% to $38,073 in the first six months of 2007 from $34,841 in the first six months of 2006, resulting from higher amortization of intangible assets recorded from acquisitions made during 2006 and 2007 and increased internal-use software amortization.

Merger Costs

During the second quarter of 2006, we incurred $6,016 of investment banker fees and expenses related to a payment received from The Nielsen Company (formerly VNU, N.V.) (“Nielsen”) in accordance with the terms of the merger termination agreement (see Other (Expense) Income, net below).  See Note 16 to our Condensed Consolidated Financial Statements (Unaudited).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

Trends in our Operating Margins

Our operating margin for the second quarter of 2007 was 22.0%, relatively flat as compared to 21.9% in the second quarter of 2006.  Our operating margin for the first six months of 2007 was 21.9%, relatively flat as compared to 21.8% in the first six months of 2006.  This is due to the absence of prior year costs related to the terminated merger with Nielsen.

A decrease of approximately 0.8 and 0.7 percentage points in operating margin for the second quarter and first six months of 2007, respectively, was due to foreign exchange fluctuations.

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

Non-Operating (Loss) Income, net

Our non-operating (loss) income, net decreased to a loss of $5,532 in the second quarter of 2007 from a gain of $27,959 in the second quarter of 2006.  Our non-operating (loss) income, net decreased to a loss of $15,279 in the first six months of 2007 from a gain of $25,488 in the first six months of 2006.  This was due to the following factors:

•                  Interest Expense, net: Net interest expense was $7,687 and $14,445 for the second quarter and first six months of 2007, respectively, compared with $8,976 and $15,892 for the second quarter and first six months of 2006, due to lower borrowing costs in the second quarter and first six months of 2007 compared with the second quarter and first six months of 2006.

•                  Gains from Investments, net: Gains from investments of $2,175 during the second quarter of 2007 were a result of the sale of our Enterprise Portfolio.  We had net gains from investments of $75 during the second quarter of 2006, as a net result of Enterprise portfolio sales and management fees.  Net gains from investments of $1,964 during the first six months of 2007 were a result of the sale of our Enterprise portfolio offset by related management fees.  We had net gains from investments of $2,748 during the first six months of 2006, as a result of the sale of our investment in Allscripts Healthcare Solutions, Inc., partially offset by management fees related to our Enterprise portfolio and write-downs related to other-than-temporary declines in the value of our venture capital investments.

•                  Other (Expense) Income, net: Other (expense) income, net, decreased by $36,880 and $41,430 in the second quarter and first six months of 2007, respectively, due to the receipt of $45,000 in the second quarter of 2006 from Nielsen as a result of the agreement to terminate the proposed merger (see Note 16 to our Condensed Consolidated Financial Statements (Unaudited)).  This income was partially offset by net foreign exchange gains of $2,021 and $1,185 in the second quarter and first six months of 2007, respectively, and minority interest expense of $1,691 and $3,381 in the second quarter and first six months of 2007, respectively, compared with net foreign exchange losses of $7,223 and $4,532 in the second quarter and first six months of 2006, respectively, and minority interest expense of $806 and $1,613 in the second quarter and first six months of 2006,

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

respectively.

Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007.  As a result of this adoption, we recognized an increase in liabilities for uncertain tax positions of approximately $51,800 and a corresponding reduction to the January 1, 2007 retained earnings balance. As of the adoption date, we had approximately $117,200 of gross unrecognized tax benefits, of which $107,600, if recognized, would favorably affect the effective tax rate.  We recognize interest expense and penalties related to unrecognized tax benefits in income tax expense.  As of the adoption date, we had accrued interest and penalties of approximately $13,500.

For the six months ended June 30, 2007, we have recorded approximately $7,000 of tax expense related to uncertain tax positions that if recognized, would favorably affect the effective tax rate. Included in this amount is approximately $3,700 of interest and penalties.

We file numerous consolidated and separate income tax returns in the U.S. federal and state and non-U.S. jurisdictions.  With few exceptions, we are no longer subject to U.S. federal income tax examinations for the years before 2003 and are no longer subject to state and local income tax examination by tax authorities for years before 1997.  As well, with few exceptions, we are no longer subject to examination by tax authorities in its material non-U.S. jurisdictions prior to 2003.  It is reasonably possible that within the next twelve months we could recognize approximately $1,000 of unrecognized benefits as a result of the expiration of certain statutes of limitation.

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

We had considered making a deposit of tax to stop the running of interest for the tax year 1997 related to a dispute over the allocation of certain items of partnership income and expense (see Note 7 to our Condensed Consolidated Financial Statements (Unaudited)), but are currently in discussions with the IRS regarding this matter. We have approximately $20,900 (tax and interest, net of tax benefit) reserved in current accrued income taxes payable at June 30, 2007.

For the three and six months ended June 30, 2007, our effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement for tax years 1998 through 2002 (approximately $16,500) and a reorganization of certain non-U.S. subsidiaries (approximately $4,400).   For the three months ended June 30, 2006 our effective tax rate was primarily impacted by approximately $21,400 of tax expense related to a reorganization of several of the our subsidiaries.  For the six months ended June 30, 2006, our effective tax rate was reduced primarily due to a favorable U.S. partnership audit settlement of approximately $69,200 for the tax years 1998 through 2003 and a favorable U.S. audit settlement of approximately $17,600 for the tax years 2000 through 2003.  Also in the first half of 2006, approximately $21,400 of tax expense was recorded related to a reorganization of several of our subsidiaries.  Further, approximately $24,800 of tax expense was recorded primarily in the first quarter of 2006 related to disputes between us and NMR, on the one hand, and Donnelley and certain of its former affiliates on the other hand, as to proper interpretation of, and allocation of tax liabilities under, the 1996 Spin-Off agreements (see Note 7 to our Condensed Consolidated Financial Statements (Unaudited)).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

On July 6, 2007, the German State Council accepted the German 2008 Business Tax Reform Act (“Bill”).  In order for the Bill to be enacted it must be signed by the President and then published in the Federal Gazette. The Bill reduces the German federal tax rate from 25% to 15%. If the Bill is enacted, our German effective tax rate (including the effect of local taxes) will be reduced to 31.9% from 40.2%. As a result, we would recognize a tax charge of approximately $7,500 to revalue net deferred tax assets related to Germany during the quarter in which the Bill is enacted.

For all periods presented, our effective tax rate was reduced as a result of global tax planning initiatives.  While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate.

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which we operate for the three and six months ended June 30, 2007 and 2006:

	Americas (1)	EMEA (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended June 30, 2007:
Operating Revenue (4)	$240,772	$224,504	$72,196	—	$537,472
Operating Income (Loss) (5)	$77,686	$26,049	$28,501	$(14,099)	$118,137
Six months ended June 30, 2007:
Operating Revenue (4)	$472,048	$434,850	$140,923	—	$1,047,821
Operating Income (Loss) (5)	$153,671	$49,479	$54,779	$(28,729)	$229,200
Three months ended June 30, 2006:
Operating Revenue (4)	$218,732	$202,777	$64,711	—	$486,220
Operating Income (Loss) (5)	$70,204	$31,786	$26,358	$(22,022)	$106,326
Six months ended June 30, 2006:
Operating Revenue (4)	$425,950	$377,490	$128,934	—	$932,374
Operating Income (Loss) (5)	$141,325	$47,183	$53,124	$(38,570)	$203,062

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

(5)                               Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability.   The Operating Income for the geographic segments includes the impact of foreign exchange in converting results into U.S. dollars.  $6,160 of Corporate and Other Operating Income (Loss) for the three months ended June 30, 2006 has been reclassified into the regions ($2,319, $2,845 and $996 in the Americas, EMEA and Asia Pacific, respectively)  to conform to the current year presentation.  $11,756 of Corporate and Other Operating Income (Loss) for the six months ended June 30, 2006 has been reclassified into the regions ($4,471, $5,456 and $1,829 in the Americas, EMEA and Asia Pacific, respectively)  to conform to the current year presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

Americas Region

Operating revenue growth in the Americas region was 10.1% and 10.8% in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006.  Excluding the effect of foreign currency translations, operating revenue grew 9.6% and 10.6% in the second quarter and first six months of 2007, respectively.  This is driven more than one-third by Sales Force Effectiveness, more than one-third by Launch, Brand and Other business lines and more than one-quarter by Portfolio Optimization for the second quarter and first six months of 2007.

Operating income in the Americas region grew 10.7% and 8.7% in the second quarter and first six months of 2007 as compared to the second quarter and first six months of 2006, respectively.  The operating income growth reflects revenue growth in the region offset by increases in operating expenses of $15,000 and $34,000 in the second quarter and first six months of 2007, respectively.  Excluding the effect of foreign currency translations, operating income grew by 10.4% and 8.8% in the second quarter and first six months of 2007, respectively.

EMEA Region

Operating revenue increased in the EMEA region by 10.7% and 15.2% in the second quarter and first six months of 2007 as compared to the second quarter and first six months of 2006, respectively.  Excluding the effect of foreign currency translations, operating revenue grew 5.3% and 8.1% in the second quarter and first six months of 2007, respectively.  This is driven two-thirds by Portfolio Optimization in both the second quarter and first six months of 2007 and one-third and more than one-quarter by Launch, Brand and Other business lines for the second quarter of 2007 and first six months of 2007, respectively.

Operating income in the EMEA region declined by 18.0% in the second quarter of 2007 as compared to the second quarter of 2006.  The operating income decline reflects revenue growth in the region offset by increases in operating expenses of $27,000.  Excluding the effect of foreign currency translations, operating income declined by 13.7% in the second quarter of 2007.  Operating income in the EMEA region grew by 4.9% in the first six months of 2007 as compared to the first six months of 2006.  The operating income growth reflects revenue growth in the region offset by increases in operating expenses of $55,000.  Excluding the effect of foreign currency translations, operating income increased by 6.1% in the first six months of 2007.

Asia Pacific Region

Operating revenue in the Asia Pacific region increased 11.6% and 9.3% in the second quarter and first six months of 2007 as compared to the second quarter and first six months of 2006, respectively.  Excluding the effect of foreign currency translations, operating revenue grew 12.3% and 9.3% in the second quarter and first six months of 2007, respectively.  This is driven more than one-half by Sales Force Effectiveness and one-quarter by Launch, Brand and Other business lines for the second quarter and first six months of 2007.

Operating income in the Asia Pacific region increased by 8.1% and 3.1% in the second quarter and first six months of 2007 as compared to the second quarter and first six months of 2006, respectively.  The operating income growth reflects revenue growth in the region offset by increases in operating expenses of $5,000 and $10,000 in the second quarter and first six months of 2007, respectively.  Excluding the

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

effect of foreign currency translations, operating income increased by 10.0% and 4.1% in the second quarter and first six months of 2007, respectively.

How Exchange Rates Affect Our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results.  We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations.  In 2007, foreign currency translation increased U.S. dollar revenue growth by approximately 2.4 percentage points in the second quarter of 2007 and increased U.S. dollar revenue growth by approximately 3.0 percentage points in the first six months of 2007, while the impact on operating income growth was an approximate decrease of 1.8 percentage points in the second quarter of 2007 and an approximate decrease of 0.9 percentage points in the first six months of 2007.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Swiss Franc.  Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are charged or credited to Cumulative translation adjustment in the Condensed Consolidated Statements of Financial Position (Unaudited).  The effect of exchange rate changes during the first six months of 2007 increased the U.S. dollar amount of Cash and cash equivalents by $5,371.

Liquidity and Capital Resources

Our Cash and cash equivalents increased $53,027 during the first six months of 2007 to $210,373 at June 30, 2007 compared to $157,346 at December 31, 2006.  The increase reflects cash provided by operating activities of $156,800, an increase of $5,371 due to the effect of exchange rate changes on cash during the first six months of 2007, offset by cash used in investing activities of $97,722 and cash used in financing activities of $11,422.

We currently expect that we will use our Cash and cash equivalents primarily to fund:

•                  development of software to be used in our new products and capital expenditures to expand and upgrade our information technology capabilities and to build or acquire facilities to house our growing business (we currently expect to spend approximately $135,000 to $145,000 during full-year 2007 for software development and capital expenditures);

•                  acquisitions (see Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited));

•                  share repurchases (see Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited));

•                  dividends to our shareholders (we expect 2007 dividends will be $0.12 per share or approximately $24,000);

•                  payments for tax-related matters, including the D&B Legacy Tax Matters discussed further in Note 7 to our Condensed Consolidated Financial Statements (Unaudited).  Payments for certain of the D&B Legacy Tax Matters could be up to approximately $33,000 in 2007; and

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

•                  pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $8,000 in 2007).

Net cash provided by operating activities amounted to $156,800 for the six months ended June 30, 2007, an increase of cash provided of $48,717 over the comparable period in 2006.  The increase relates to higher collections of accounts receivable, lower payments for accrued severance, impairment and other charges and lower funding of accounts payable, offset by lower net income and higher funding of prepaid expenses and other current assets and accrued and other liabilities during the six months ended June 30, 2007.  Cash invested in accounts receivable was driven by the increase in revenues, and DSO (days sales outstanding) in the first six months of 2007 was approximately 4 days higher than the first six months of 2006.

Net cash used in investing activities amounted to $97,722 for the six months ended June 30, 2007, an increase in cash used of $22,376 over the comparable period in 2006.  The increase relates to higher capital expenditures during the first six months of 2007 related to new facilities and lower proceeds received from the sale of investments during the first six months of 2007.

Net cash used in financing activities amounted to $11,422 for the six months ended June 30, 2007, a decrease of $234,257 over the comparable period in 2006.  This decrease in cash used was due to reduced purchases of our stock and higher proceeds from the exercise of employee stock options during the first six months of 2007 compared to the first six months of 2006, partially offset by lower debt incurred during the first six months of 2007 compared to the first six months of 2006.  Refer to the Stock Repurchase Programs and Borrowings sections below for further information on our variance between the first six months of 2007 and 2006.

Our financing activities include cash dividends we paid of $0.03 per share quarterly in 2007 and 2006, which amounted to $11,977 and $12,142 during the first six months of 2007 and 2006, respectively.  The payments and level of cash dividends made by us are subject to the discretion of our Board of Directors.  Any future dividends, other than the $0.03 per share dividend for the third quarter of 2007, which was declared by our Board of Directors in July 2007, will be based on, and affected by, a number of factors, including our operating results and financial requirements.

Tax and Other Contingencies

We are exposed to certain known tax and other contingencies that are material to our investors.  The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Notes 7 and 11 to our Condensed Consolidated Financial Statements (Unaudited) for the period ended June 30, 2007.  We do not know of any material tax or other contingencies, other than those described in Notes 7 and 11 to our Condensed Consolidated Financial Statements (Unaudited).

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

On December 19, 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares.  As of June 30, 2007, 5,309 shares remained available for repurchase under the December 2006 program.

On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares.  This program was completed in May 2007 at a total cost of $799,906.

On November 16, 2005, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in February 2006 at a total cost of $256,521.

On December 14, 2004, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in January 2006 at a total cost of $242,680.

During the first six months of 2007, we repurchased approximately 11,135 shares of outstanding Common Stock under these programs at a total cost of $333,621, including the repurchase of 6,135 shares pursuant to an accelerated share repurchase program (“ASR”).  As part of the ASR, we simultaneously entered into a forward contract for the final settlement of the ASR transaction which was indexed to the price of our Common Stock.  The ASR agreement provided for the final settlement amount to be in our Common Stock if we were to owe an amount to the bank, or in either cash or additional shares of our Common Stock, at our sole discretion, if the bank were to owe an amount to us.  As the agreement required us to deliver shares to the bank for final settlement, the forward contract element qualified for permanent equity classification and the fair value of the forward contract, which was zero at the contract’s inception, was recorded in equity in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock.”  Subsequent changes in the fair value of the forward contract were not recorded as we continued to classify the forward contract as equity.  Upon completion of the ASR in April 2007, we were required to pay approximately $6,000 in shares, and therefore issued 203 treasury shares, as full settlement of our obligation under the ASR.  The total cost of the ASR was approximately $176,000 or $28.68 per share.  We funded the ASR through our existing bank credit facilities (see Note 9).

During the first six months of 2006, we repurchased approximately 29,000 shares of outstanding Common Stock under these programs at a total cost of $746,818.  The 2006 repurchases include the repurchase of 25,000 shares at a total cost of approximately $645,000 or $25.82 per share in January 2006 pursuant to an ASR.  As the 2006 ASR provided for the final settlement of the contract in either cash or additional shares of our Common Stock at our sole discretion, the forward contract element of the 2006 ASR, which was indexed to the price of our Common Stock, was treated as permanent equity and

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

subsequent changes in fair value were not recorded in accordance with the provisions of EITF 00-19.

Total share repurchases during the three and six months ended June 30, 2007 benefited diluted earnings per share (“EPS”) by less than $0.01 per share.  Total share repurchases during the three and six months ended June 30, 2006 benefited EPS by approximately $0.01 per share and $0.04 per share, respectively.

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

Borrowings

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility.  At June 30, 2007, our debt totaled $1,171,435, and management does not believe that this level of debt poses a material risk to us due to the following factors:

•                  in each of the last three years, we have generated strong net cash provided by operating activities in excess of $300,000;

•                  at June 30, 2007, we had $210,373 in worldwide cash and cash equivalents;

•                  at June 30, 2007, we had $455,626 of unused debt capacity under our existing bank credit facilities; and

•                  we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

The following table summarizes our long-term debt at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
4.6% Private Placement Notes, principal payment of $150,000 due January 2008, net of interest rate swaps of $(1,892) and $(2,819), respectively	$148,108	$147,181

5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000

1.70% Private Placement Notes, principal payment of 34,395,000 Japanese Yen due January 2013	278,953	288,670

Revolving Credit Facility:

Japanese Yen denominated borrowings at average floating rates of approximately 0.99%	365,118	249,097
Swiss Franc denominated borrowings at average floating rates of approximatel0y 2.82%	71,257	59,258
U.S. Dollar denominated borrowings at average floating rates of approximately 5.62%	108,000	31,200

Bank Term Loan, principal payment of $50,000 due June, 2009 at average floating rate of approximately 5.60%	50,000	50,000

Total Long-Term Debt	$1,171,436	$975,406

In July 2006, we entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing our existing $700,000 Amended and Restated Facility (see below).  The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits.  Total borrowings under the Revolving Credit Facility were $544,374 and $339,555 at June 30, 2007 and December 31, 2006, respectively, all of which were classified as long-term.  In April 2004, we entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”).  The Unsecured Facility replaced our lines of credit with several domestic and international banks.  On March 9, 2005, we renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”).  The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

and can vary based on our Debt to EBITDA ratio.  The weighted average interest rates for our lines were 2.15% and 1.61% at June 30, 2007 and December 31, 2006, respectively.  In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.075%.  At June 30, 2007, we had approximately $455,626 available under our existing bank credit facilities.

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

In January 2003, we closed a private placement transaction pursuant to which we issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%. We used the proceeds to pay down short-term debt. We also swapped $100,000 of our fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points. We accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We determined the fair values based on estimated prices quoted by financial institutions. The fair values of these swaps were $(1,892) and $(2,819) as of June 30, 2007 and December 31, 2006, respectively.

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements, the  private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At June 30, 2007, we were in compliance with these financial debt covenants.

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

All of the charge was settled in cash. We paid $166 during the first quarter of 2007 and there was no remaining accrual balance at June 30, 2007. All termination actions under this plan were completed by the end of 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

Severance
related
reserves
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(24,052)
2006 utilization	(12,220)
2007 utilization	(166)
Balance at June 30, 2007	$—

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

	Severance	Contract	Asset
	related	related	write-
	reserves	reserves	downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 utilization	(1,637)	(3,614)	—	(5,251)
2005 utilization	(378)	(6,747)	—	(7,125)
2006 utilization	—	(2,262)	—	(2,262)
2007 utilization	—	(248)	—	(248)
2007 reversals	—	(2,249)	—	(2,249)
Adjustments	(1,746)	67	1,679	—
Balance at June 30, 2007	$—	$207	$—	$207

Approximately $9,958 of the 2003 charge related to a worldwide reduction in headcount of approximately 80 employees. These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

The cash portion of the 2003 charge amounted to $30,586, of which we paid approximately $248, $2,262 and $7,125 during 2007, 2006 and 2005, respectively, related primarily to employee termination benefits and contract-related charges.  The remaining accrual of $207 at June 30, 2007 relates to a remaining lease obligation and will be utilized during 2007.

During the fourth quarter of 2001, we completed the assessment of our Competitive Fitness Program. This program was designed to streamline operations, increase productivity and improve client service. In connection with this program, we recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income.  As of June 30, 2007, approximately $1,498 remains to be utilized from 2007 to 2013 related to severance payments.

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

	Severance	Contract	Asset
	related	related	write-
	reserves	reserves	downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(455)	(1,232)	—	(1,687)
2005 utilization	(262)	(1,881)	—	(2,143)
2006 utilization	(264)	(1,887)	—	(2,151)
2007 utilization	(132)	(1,208)	—	(1,340)
2007 reversals	—	(640)	—	(640)
Adjustments	(688)	(274)	962	—
Balance at June 30, 2007	$1,498	$—	$—	$1,498

We currently expect that the $1,498 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

Year Ended December 31,	Outlays
2007	$130
2008	262
2009	262
2010	262
2011	262
Thereafter	320
Total	$1,498

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We are currently evaluating this statement to

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

determine any potential impact that it may have on our financial results.

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

Consequently, all of the forward-looking statements we make in this document are qualified by the information contained herein, including, but not limited to, the information contained under this heading, “Risk Factors” and our Condensed Consolidated Financial Statements (Unaudited) and notes thereto for the three and six months ended June 30, 2007 and by the material set forth under the headings “Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.  We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of June 30, 2007 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs(2)

April 1-30, 2007	—			10,308,730
May 1–31, 2007	2,662,700	$30.82	2,662,700	7,646,030
June 1-30, 2007	2,337,300	$32.34	2,337,300	5,308,730

Total	5,000,000		5,000,000	5,308,730

(1)             All shares were repurchased through the Company’s publicly announced stock repurchase programs.

(2)             In January 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000,000 shares.  As of June 30, 2007, no shares remained available for repurchase under the January 2006 program.  In December 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000,000 shares. As of June 30, 2007, 5,308,730 shares remained available for repurchase under the December 2006 program.  Unless terminated earlier by resolution of the Company’s Board of Directors, this program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  See Note 12 of our Notes to Condensed Consolidated Financial Statements (Unaudited) for further details.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of IMS Health Incorporated was held on May 4, 2007.

The following nominees for director named in the Proxy Statement dated March 29, 2007 were elected at the Meeting for a three-year term expiring in 2010 by the votes indicated:

	For	Withheld
James D. Edwards	166,615,391	13,820,826
William C. Van Faasen	166,504,164	13,932,053
Bret W. Wise	166,615,762	13,820,455

The following directors continue to serve terms expiring in 2008: David R. Carlucci, Constantine L. Clemente, Kathryn E. Giusti and M. Bernard Puckett.  The following directors continue to serve terms expiring in 2009: John P. Imlay, Jr., Robert J. Kamerschen and H. Eugene Lockhart.

The appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm was approved by the following vote:

	For	Against	Abstain
Number of Shares	175,371,275	4,007,723	1,057,217

The Shareholder Proposal regarding the election of each Director annually:

	For	Against	Abstain	Broker Non-Votes
Number of Shares	121,861,561	38,879,096	1,093,204	18,602,356

Item 6.  Exhibits

(a)           Exhibits

Exhibit Number	Description of Exhibits
10.1

Underwriting Agreement, between IMS Health Incorporated and Goldman, Sachs & Co., dated April 20, 2007 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2007).

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

IMS Health Incorporated

By:	/s/ Leslye G. Katz
Date: August 3, 2007	Leslye G. Katz
Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ Harshan Bhangdia
Date: August 3, 2007	Harshan Bhangdia
Vice President and Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1

Underwriting Agreement, between IMS Health Incorporated and Goldman, Sachs & Co., dated April 20, 2007 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2007).

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002