Form 10-Q
period 2007-09-30
IMS HEALTH INC
filed 2007-11-02
CIK 1058083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  At September 30, 2007, there were 193,991,579 shares of IMS Health Incorporated Common Stock, $0.01 par value, outstanding.

IMS HEALTH INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of September 30, 2007	As of December 31, 2006
Assets:
Current Assets:
Cash and cash equivalents	$195,985	$157,346
Accounts receivable, net of allowances of $7,717 and $7,860 in 2007 and 2006, respectively	423,055	367,413
Other current assets	194,330	168,534
Total Current Assets	813,370	693,293
Securities and other investments	5,015	6,401
Property, plant and equipment, net of accumulated depreciation of $197,241 and $181,543 in 2007 and 2006, respectively	173,619	148,190
Computer software	272,187	255,285
Goodwill	579,381	531,610
Other assets	286,137	271,815
Total Assets	$2,129,709	$1,906,594

Liabilities, Minority Interests and Shareholders’ (Deficit) Equity:
Current Liabilities:
Accounts payable	$73,270	$82,013
Accrued and other current liabilities	232,386	256,672
Accrued income taxes	72,474	74,485
Short-term deferred tax liability	9,666	7,238
Deferred revenues	111,752	122,466
Total Current Liabilities	499,548	542,874
Postretirement and postemployment benefits	89,341	85,846
Long-term debt (Note 9)	1,197,642	975,406
Other liabilities	248,408	168,149
Total Liabilities	$2,034,939	$1,772,275

Commitments and Contingencies (Note 7)
Minority Interests	$101,169	$100,410

Shareholders’ (Deficit) Equity:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares in 2007 and 2006, respectively	$3,350	$3,350
Capital in excess of par	529,352	497,955
Retained earnings	2,759,256	2,612,939
Treasury stock, at cost, 141,054 and 134,367 shares in 2007 and 2006, respectively	(3,287,969)	(3,044,996)
Cumulative translation adjustment	49,770	28,786
Unamortized postretirement and postemployment balances (SFAS No. 158)	(60,164)	(64,264)
Unrealized gain on changes in fair value of cash flow hedges, net of tax	6	6
Unrealized gain on investments, net of tax	—	133
Total Shareholders’ (Deficit) Equity	$(6,399)	$33,909
Total Liabilities, Minority Interests and Shareholders’ (Deficit) Equity	$2,129,709	$1,906,594

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended September 30,
	2007	2006

Information and analytics revenue	421,589	396,522
Consulting and services revenue	117,221	86,184
Operating Revenue	$538,810	$482,706

Operating costs of information and analytics	179,037	165,035
Direct and incremental costs of consulting and services	53,968	43,617
External-use software amortization	12,209	10,952
Selling and administrative expenses	157,019	129,670
Depreciation and other amortization	19,475	18,043
Operating Income	117,102	115,389
Interest income	1,909	1,322
Interest expense	(9,903)	(10,623)
Gains (losses) from investments, net	353	(305)
Other expense, net	(9,569)	(425)
Non-Operating Loss, Net	(17,210)	(10,031)
Income before provision for income taxes	99,892	105,358
Provision for income taxes (Note 12)	(42,767)	(36,094)
Net Income	$57,125	$69,264

Basic Earnings Per Share of Common Stock	$0.29	$0.34
Diluted Earnings Per Share of Common Stock	$0.29	$0.34

Weighted average number of shares outstanding – Basic	194,870	200,900
Dilutive effect of shares issuable as of period-end under Stock-based compensation plans and other	3,328	3,702
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	158	340
Weighted Average Number of Shares Outstanding – Diluted	198,356	204,942

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Nine Months Ended September 30,
	2007	2006

Information and analytics revenue	1,255,640	1,167,356
Consulting and services revenue	330,991	247,724
Operating Revenue	$1,586,631	$1,415,080

Operating costs of information and analytics	531,496	489,525
Direct and incremental costs of consulting and services	164,628	129,012
External-use software amortization	35,830	32,225
Selling and administrative expenses	450,827	386,967
Depreciation and other amortization	57,548	52,884
Merger costs (Note 16)	—	6,016
Operating Income	346,302	318,451
Interest income	5,436	4,077
Interest expense	(27,875)	(29,270)
Gains from investments, net	2,317	2,443
Other income (expense), net	(12,367)	38,207
Non-Operating Income (Loss), Net	(32,489)	15,457
Income before provision for income taxes	313,813	333,908
Provision for income taxes (Note 12)	(97,725)	(83,864)
Net Income	$216,088	$250,044

Basic Earnings Per Share of Common Stock	$1.10	$1.23
Diluted Earnings Per Share of Common Stock	$1.08	$1.20

Weighted average number of shares outstanding – Basic	195,997	203,610
Dilutive effect of shares issuable as of period-end under stock-based compensation plans and other	3,118	3,100
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	936	807
Weighted Average Number of Shares Outstanding – Diluted	200,051	207,517

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$216,088	$250,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,378	85,109
Bad debt expense	1,701	444
Deferred income taxes	(9,760)	(8,375)
Gains from investments, net	(2,317)	(2,443)
Minority interests in net income of consolidated companies	5,829	2,645
Non-cash stock-based compensation charges	28,598	32,987
Excess tax benefits from stock-based compensation	(4,984)	(4,262)
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in accounts receivable	(58,190)	(25,577)
Net increase in work-in-process inventory	(3,031)	(3,898)
Net increase in prepaid expenses and other current assets	(18,441)	(4,433)
Net decrease in accounts payable	(11,360)	(19,945)
Net decrease in accrued and other current liabilities	(15,016)	(1,341)
Net decrease in accrued severance, impairment and other charges	(1,860)	(13,907)
Net decrease in deferred revenues	(11,929)	(8,144)
Net increase (decrease) in accrued income taxes	26,079	(68,643)
Net decrease (increase) in pension assets (net of liabilities)	5,269	(13,296)
Net decrease (increase) in other long-term assets (net of other long-term liabilities)	534	(366)
Net tax benefit on stock-based compensation	11,704	10,182
Net Cash Provided by Operating Activities	252,292	206,781
Cash Flows Used in Investing Activities:
Capital expenditures	(41,222)	(18,472)
Additions to computer software	(73,692)	(58,254)
Payments for acquisitions of businesses, net of cash acquired	(30,731)	(42,113)
Funding of venture capital investments	(1,200)	(1,400)
Other investing activities, net	260	(642)
Net Cash Used in Investing Activities	(146,585)	(120,881)
Cash Flows Used in Financing Activities:
Net increase in revolving credit facility and other	191,332	125
Proceeds from short-term credit agreement, bank term loan and private placement notes	—	650,000
Repayment of short-term credit agreement	—	(150,000)
Payments for purchase of treasury stock	(386,771)	(880,407)
Proceeds from exercise of stock options	134,949	77,364
Excess tax benefits from stock-based compensation	4,984	4,262
Dividends paid	(17,955)	(18,292)
Proceeds from employee stock purchase plan	3,334	2,942
(Decrease) increase in cash overdrafts	(4,449)	14,235
Payments to minority interests and other financing activities	(5,071)	(2,281)
Net Cash Used in Financing Activities	(79,647)	(302,052)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	12,579	921
Increase (Decrease) in Cash and Cash Equivalents	38,639	(215,231)
Cash and Cash Equivalents, Beginning of Period	157,346	362,943
Cash and Cash Equivalents, End of Period	$195,985	$147,712

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 1.   Interim Condensed Consolidated Financial Statements (Unaudited)

The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The Condensed Consolidated Financial Statements (Unaudited) do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, all of which are of a normal recurring nature (except for those adjustments related to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) (see Note 11)), considered necessary for a fair presentation of the statements of financial position, income and cash flows for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The December 31, 2006 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Condensed Consolidated Financial Statements (Unaudited) and related notes should be read in conjunction with the Consolidated Financial Statements and related notes of IMS Health Incorporated (the “Company” or “IMS”) included in its 2006 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the 2007 presentation. Amounts presented in the Condensed Consolidated Financial Statements (Unaudited) may not add due to rounding.

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

Direct and Incremental Costs of Consulting and Services

Direct and incremental costs of consulting and services (“C&S”) include the costs of the Company’s consulting staff directly involved with delivering revenue generating engagements, related accommodations and the costs of primary market research data purchased specifically for certain individual C&S engagements. Although the Company’s data is used in multiple customer solutions across different offerings within both I&A and C&S, the Company does not have a meaningful way to allocate the direct cost of the data between I&A and C&S revenues.  As such, the direct and incremental costs of C&S do not reflect the total costs incurred to deliver its C&S revenues.

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

Note 5.   Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach. During the nine months ended September 30, 2007, the Company completed five acquisitions of ValueMedics Research, LLC (U.S.), MERG Forschungsgruppe Medizinische Okonomie, GmbH (Germany), Datasurf Co. (Japan), Aremis Consultants Holding SA (France) and Brynlake Limited (U.K.) at a cost of approximately $18,000. These acquisitions were accounted for under the purchase method of accounting. As such, the aggregate purchase price has been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date. The purchase price allocations will be finalized after the completion of the valuation of certain assets and liabilities. Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company’s results of operations. The Condensed Consolidated Financial Statements (Unaudited) include the results of these acquired companies subsequent to the closing of the acquisition. Had these acquisitions occurred as of January 1, 2007 or 2006, the impact on the Company’s results of operations would not have been significant. Goodwill of approximately $12,385 was recorded in connection with these acquisitions, of which $6,000 is deductible for tax purposes.

During the nine months ended September 30, 2006, the Company completed three acquisitions for an aggregate cost of approximately $24,500. These acquisitions were Läkemedelsstatistik AB (Sweden), Health Outcomes Research Europe, S.L. (Spain) and Genexis Servicos de Informacao Ltda. (Brazil). These acquisitions were accounted for under the purchase method of accounting. As such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date. The Company finalized the purchase price allocation for these acquisitions during 2006 which did not have a material impact on the Company’s results of operations. The Condensed Consolidated Financial Statements (Unaudited) include the results of these acquired companies subsequent to the closing of these acquisitions. Had these acquisitions occurred as of January 1, 2006, the impact on the Company’s results of operations would not have been significant. Goodwill of approximately $21,447 was recorded in connection with these acquisitions, none of which is deductible for tax purposes.

Note 6.   Goodwill and Intangible Assets

During the nine months ended September 30, 2007, the Company recorded additional goodwill of approximately $20,532 related to the preliminary allocation of purchase price for the acquisitions completed during the first nine months of 2007 and the completion of purchase price allocations for 2006 acquisitions. During the nine months ended September 30, 2006, the Company recorded additional goodwill of approximately $24,972 related primarily to the preliminary allocation of purchase price for the acquisitions completed during the first nine months of 2006 and to earn-out agreements for acquisitions completed prior to 2006. The remaining movements in goodwill for the nine months ended September 30, 2007 and 2006 relate to foreign currency translation adjustments.

All of the Company’s other acquired intangibles are subject to amortization.  Intangible asset amortization expense was $4,161 and $13,018 during the three and nine months ended September 30, 2007, respectively, and $4,286 and $12,870 during the three and nine months ended September 30, 2006, respectively.  At September 30, 2007, intangible assets were primarily composed of customer relationships, databases and trade names (included in Other assets) and computer software. The gross carrying amounts and related accumulated amortization of these intangibles were $151,748 and $74,866, respectively, at September 30, 2007 and $136,231 and $61,850, respectively, at December 31, 2006. These intangibles are amortized over periods ranging from two to fifteen years. As of September 30, 2007, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted Average Amortization (Years) Period
Customer Relationships	10.1
Computer Software and Algorithms	7.0
Databases	4.7
Trade Names	4.3
Other	3.6
Weighted Average	8.9

Based on current estimated useful lives, amortization expense associated with intangible assets at September 30, 2007 is estimated to be approximately $4,100 for the remaining quarter in 2007. Thereafter, annual amortization expense associated with intangible assets is estimated to be as follows:

Year Ended December 31,	Amortization Expense
2008	$14,786
2009	12,721
2010	9,227
2011	7,993
2012	6,219
Thereafter	$21,895

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

The underlying tax controversies with the Internal Revenue Service (the “IRS”) have substantially all been resolved and the Company paid to the IRS the amounts that it believed were due and owing. In the first quarter of 2006, Donnelley indicated that it disputed the amounts contributed by the Company toward the resolution of these matters based on the Donnelley Parties’ interpretation of the allocation of liability under the 1996 Spin-Off agreements. The Donnelley Parties on the one hand, and NMR and the Company, on the other hand, have attempted to resolve these disputes through negotiation. The 1996 Spin-Off agreements provide that if the parties cannot reach agreement through negotiation they must arbitrate the disputes. The Company intends to vigorously defend itself with respect to such disputes. As of September 30, 2007, the Company had a reserve of approximately $20,900 for these matters.

On August 14, 2006, the Donnelley Parties commenced arbitration regarding one of these disputes (referred to herein as the “Dutch Partnership Dispute”) by filing a Notice of Arbitration and Statement of Claim (the “Donnelley Statement”) with the American Arbitration Association International Center for Dispute Resolution (the “AAA”). In the Donnelley Statement, the Donnelley Parties claim that the Company and NMR collectively owe approximately an additional $10,800 with respect to the Dutch Partnership Dispute; (if determined liable, the Company’s share of this amount would be approximately $5,400). On October 16, 2006, the Company and NMR filed a Statement of Defense denying all claims made by the Donnelley Parties in the Donnelley Statement. In October 2007, a hearing on the merits of the parties’ claims took place before an AAA arbitration panel and the parties are currently awaiting a final decision of that panel.

The Partnership (Tax Year 1997). The IRS is seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense with respect to a partnership now substantially owned by the Company (the “Partnership”) on the Partnership’s 1997 tax return. During 1997, the Partnership was substantially owned by Cognizant, but liability for this matter was allocated to the Company pursuant to the agreements effecting the 1998 Spin-Off. The Company has filed a formal protest relating to the proposed assessment for 1997 with the IRS Office of Appeals. The Company is attempting to resolve this matter in the administrative appeals process before proceeding to litigation if necessary. If the IRS were to ultimately prevail in its position, the Company’s liability (tax and interest, net of tax benefit) with respect to tax year 1997 would be approximately $21,200, which amount the Company had reserved in current accrued income taxes payable at September 30, 2007 (See Note 11).

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

Contingent Consideration

Under the terms of certain purchase agreements related to acquisitions made since 2002, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2007 through 2009. Substantially all of these additional payments will be recorded as goodwill in accordance with Emerging Issues Task Force (“EITF”) No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”  As of September 30, 2007, approximately $47,000 had been earned under these contingencies, of which $9,400 was paid during 2007. Based on current estimates, the Company expects that additional contingent consideration under these agreements may total approximately $15,000. It is expected that these contingencies will be resolved within a specified time period after the end of each respective calendar year from 2007 through 2009.

Note 8.   Stock-Based Compensation

The following table summarizes stock option activity for the periods indicated.

	Shares	Weighted Average Exercise Price Per Share
Options Outstanding, December 31, 2004	35,500	$21.86
Granted	4,813	$24.12
Exercised	(8,726)	$18.97
Forfeited	(575)	$20.63
Cancelled	(1,028)	$26.93
Options Outstanding, December 31, 2005	29,984	$22.91
Granted	11	$24.54
Exercised	(6,161)	$19.36
Forfeited	(699)	$23.58
Cancelled	(1,739)	$28.93
Options Outstanding, December 31, 2006	21,396	$23.43
Exercised	(5,918)	$22.80
Forfeited	(169)	$24.16
Cancelled	(201)	$29.29
Options Outstanding, September 30, 2007	15,108	$23.59
Options Vested or Expected to Vest, September 30, 2007	15,060	$23.58
Exercisable, September 30, 2007	13,715	$23.53

The following table summarizes activity of restricted stock units with service conditions.

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2004	410	$20.01
Granted	153	$24.46
Vested	(119)	$24.41
Unvested, December 31, 2005	444	$20.30
Granted	1,386	$26.12
Vested	(217)	$22.03
Forfeited	(55)	$25.79
Unvested, December 31, 2006	1,558	$25.04
Granted	1,163	$29.81
Vested	(277)	$26.08
Forfeited	(103)	$27.18
Unvested, September 30, 2007	2,341	$27.19
Vested or Expected to Vest, September 30, 2007	2,108	$27.01

The following table summarizes activity of restricted stock units with performance conditions.

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2004	241	$20.96
Granted	194	$20.62
Vested	(53)	$18.97
Forfeited	(7)	$17.72
Unvested, December 31, 2005	375	$21.12
Granted	154	$24.53
Vested	(181)	$21.76
Forfeited	(28)	$24.08
Unvested, December 31, 2006	320	$22.14
Granted	123	$29.16
Vested	(84)	$18.65
Forfeited	(2)	$26.03
Unvested, September 30, 2007	357	$25.36
Vested or Expected to Vest, September 30, 2007	339	$25.27

The following table summarizes activity of non-employee director deferred stock granted in lieu of board meeting fees:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2004	24	$21.47
Granted	6	$24.87
Outstanding, December 31, 2005	30	$22.12
Granted	3	$26.13
Outstanding, December 31, 2006	33	$22.49
Granted	3	$30.07
Outstanding, September 30, 2007	36	$23.20

The following table summarizes the components and classification of stock-based compensation expense in the third quarter of 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock Options	$2,546	$5,693	$11,625	$24,316
Restricted Stock Units	5,856	2,774	16,415	7,991
Employee Stock Purchase Plan	183	166	558	680
Total Stock-Based Compensation Expense	$8,585	$8,633	$28,598	$32,987

Operating Costs of I&A	$849	$499	$2,810	$3,449
Direct and Incremental Costs of C&S	982	950	2,879	1,624
Selling, & Administrative Expenses	6,754	7,184	22,909	27,914
Total Stock-Based Compensation Expense	$8,585	$8,633	$28,598	$32,987

Tax Benefit on Stock-Based Compensation Expense	$2,579	$2,583	$8,695	$10,054

Capitalized Stock-Based Compensation Expense	$73	$—	$250	$—

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

The impact of foreign exchange risk management activities on pre-tax income in the three and nine months ended September 30, 2007 was a net loss of $7,603 and $6,418, respectively and a net gain of $502 and a net loss of $4,030 in the three and nine months ended September 30, 2006, respectively. In addition, at September 30, 2007, the Company had approximately $545,179 in foreign exchange forward contracts outstanding with various expiration dates through August 2008 relating to non-U.S. Dollar Operating Income, non-U.S. Dollar anticipated royalties and non-functional currency assets and liabilities. Foreign exchange forward contracts are recorded at estimated fair value. The estimated fair values of the forward contracts are based on quoted market prices.

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

Fair Value of Financial Instruments

At September 30, 2007, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable and long-term debt. At September 30, 2007, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. At September 30, 2007, the fair value of long-term debt approximated carrying value.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties. The Company would not realize a material loss as of September 30, 2007 in the event of non-performance by any one counterparty. The Company enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($423,055 and $367,413, net of allowances, at September 30, 2007 and December 31, 2006, respectively), principally from customers in the pharmaceutical industry. The Company’s trade receivables do not represent significant concentrations of credit risk at September 30, 2007 due to the high quality of its customers and their dispersion across many geographic areas.

Borrowings

The following table summarizes the Company’s long-term debt at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
4.6% Private Placement Notes, principal payment of $ 150,000 due January 2008, net of interest rate swaps of $ (968) and $ (2,819), respectively	$149,033	$147,181

5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000

1.70% Private Placement Notes, principal payment of 34,395,000 Japanese Yen due January 2013	299,791	288,670

Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 1.19%	395,877	249,097
Swiss Franc denominated borrowings at average floating rates of approximately 2.83%	69,041	59,258
U.S. Dollar denominated borrowings at average floating rates of approximately 6.05%	83,900	31,200

Bank Term Loan, principal payment of $50,000 due June, 2009 at average floating rate of approximately 5.45%	50,000	50,000

Total Long-Term Debt	$1,197,642	$975,406

In July 2006, the Company entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing its existing $700,000 Amended and Restated Facility (see below). The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits. Total borrowings under the Revolving Credit Facility were $548,819 and $339,555 at September 30, 2007 and December 31, 2006, respectively, all of which were classified as long-term. In April 2004, the Company entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”). The Unsecured Facility replaced the Company’s lines of credit with several domestic and international banks. On March 9, 2005, the Company renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”). The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.

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

In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 30 basis points and can vary based on the Company’s Debt to EBITDA ratio. The weighted average interest rates for the Company’s lines were 2.14% and 1.61% at September 30, 2007 and December 31, 2006, respectively. In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.075%. At September 30, 2007, the Company had approximately $451,181 available under its existing bank credit facilities.

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

In January 2003, the Company closed a private placement transaction pursuant to which it issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%. The Company used the proceeds to pay down short-term debt. The Company also swapped $100,000 of its fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points. The Company accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company determined the fair values based on estimated prices quoted by financial institutions. The fair values of these swaps were $(968) and $(2,819) as of September 30, 2007 and December 31, 2006, respectively.

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements, the  private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges. At September 30, 2007, the Company was in compliance with these financial debt covenants.

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

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Three Months Ended September 30,	2007	2006	2007	2006
Service cost	$3,833	$3,527	$(7)	$(3)
Interest cost	4,609	4,027	186	114
Expected return on plan assets	(7,374)	(6,513)	—	—
Amortization of prior service cost (credit)	7	(45)	(9)	(9)
Amortization of transition obligation	(1)	(1)	—	—
Amortization of net loss	1,176	1,197	138	(73)
Net periodic benefit cost	$2,250	$2,192	$308	$29

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Nine Months Ended September 30,	2007	2006	2007	2006
Service cost	$12,072	$10,590	$5	$17
Interest cost	13,802	11,916	540	500
Expected return on plan assets	(21,972)	(19,304)	—	—
Amortization of prior service cost (credit)	16	(134)	(27)	(159)
Amortization of transition obligation	(3)	(3)	—	—
Amortization of net loss	3,378	3,484	354	231
Net periodic benefit cost	$7,293	$6,549	$872	$589

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

For the nine months ended September 30, 2007, the Company had recorded approximately $11,900 of tax expense related to uncertain tax positions that if recognized, would favorably affect the effective tax rate. Included in this amount is approximately $6,700 of interest and penalties.

The Company files numerous consolidated and separate income tax returns in the U.S. federal and state and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for the years before 2003 and is no longer subject to state and local income tax examination by tax authorities for years before 1997. As well, with few exceptions, the Company is no longer subject to examination by tax authorities in its material non-U.S. jurisdictions prior to 2003. It is reasonably possible that within the next twelve months the Company could recognize approximately $2,500 of unrecognized benefits as a result of the expiration of certain statutes of limitation.

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

The Company had considered making a deposit of  tax to stop the running of interest for the tax year 1997 related to a dispute over the allocation of certain items of partnership income and expense (see Note 7), but is currently in discussions with the IRS regarding this matter. The Company had approximately $21,200 (tax and interest, net of tax benefit) reserved in current accrued income taxes payable at September 30, 2007.

For the three months ended September 30, 2007, the Company recognized a tax charge of approximately $7,500 to revalue net deferred tax assets related to Germany as a result of the enactment, during the third quarter, of the German 2008 Business Tax Reform Act which reduced the German federal tax rate from 25% to 15%. For the nine months ended September 30, 2007, the Company’s effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement for tax years 1998 through 2002 of approximately $16,500 and a reorganization of certain non-U.S. subsidiaries yielding a tax benefit of approximately $4,400, partially offset by a tax charge of approximately $7,500 to revalue net deferred tax assets related to Germany as discussed above. For the three months ended September 30, 2006, the Company’s effective tax rate was reduced by approximately $4,500 related to a non-U.S. audit settlement. For the nine months ended September 30, 2006, the Company’s effective tax rate was reduced due to a favorable U.S. partnership audit settlement of approximately $69,200 for the tax years 1998 through 2003 and a favorable U.S. corporate audit settlement of approximately $17,600 for the tax years 2000 through 2003. Also in the first nine months of 2006, approximately $21,400 of tax expense was recorded related to a reorganization of several of the Company’s subsidiaries. Further, approximately $24,800 of tax expense was recorded in the first quarter of 2006 related to disputes between the Company and NMR, on the one hand, and Donnelley and certain of its former affiliates on the other hand, as to proper interpretation of, and allocation of tax liabilities under, the 1996 Spin-Off agreements (see Note 7).

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

On December 19, 2006, the Board of Directors authorized a stock repurchase program to buy up to

10,000 shares. As of September 30, 2007, 3,275 shares remained available for repurchase under the December 2006 program.

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

During the first nine months of 2007, the Company repurchased approximately 13,168 shares of outstanding Common Stock under these programs at a total cost of $392,782, including the repurchase of 6,135 shares pursuant to an accelerated share repurchase program (“ASR”). As part of the ASR, the Company simultaneously entered into a forward contract for the final settlement of the ASR transaction which was indexed to the price of the Company’s Common Stock. The ASR agreement provided for the final settlement amount to be in the Company’s Common Stock if the Company were to owe an amount to the bank, or in either cash or additional shares of the Company’s Common Stock, at the Company’s sole discretion, if the bank were to owe an amount to the Company. As the agreement required the Company to deliver shares to the bank for final settlement, the forward contract element qualified for permanent equity classification and the fair value of the forward contract, which was zero at the contract’s inception, was recorded in equity in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock.”  Subsequent changes in the fair value of the forward contract were not recorded as the Company continued to classify the forward contract as equity. Upon completion of the ASR in April 2007, the Company was required to pay approximately $6,000 in shares, and therefore issued 203 treasury shares, as full settlement of its obligation under the ASR. The total cost of the ASR was approximately $176,000 or $28.68 per share. The Company funded the ASR through its existing bank credit facilities (see Note 9).

During the first nine months of 2006, the Company repurchased approximately 33,900 shares of outstanding Common Stock under these programs at a total cost of $880,407. The 2006 repurchases include the repurchase of 25,000 shares at a total cost of approximately $645,000 or $25.82 per share in January 2006 pursuant to an ASR. As the 2006 ASR provided for the final settlement of the contract in either cash or additional shares of the Company’s Common Stock at its sole discretion, the forward contract element of the 2006 ASR, which was indexed to the price of the Company’s Common Stock, was treated as permanent equity and subsequent changes in fair value were not recorded in accordance with the provisions of EITF 00-19.

Total share repurchases during the three months ended September 30, 2007 had no effect on diluted earnings per share (“EPS”). Total share repurchases for the nine months ended September 30, 2007 benefited diluted earnings per share (“EPS”) by approximately $0.01 per share. Total share repurchases during the three and nine months ended September 30, 2006 benefited EPS by approximately $0.01 per share and $0.06 per share, respectively.

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

Note 13.   Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$57,125	$69,264	$216,088	$250,044
Other comprehensive income, net of taxes:
Unrealized (losses) gains on:
Available-for-sale equity securities	(187)	168	(204)	50
Tax benefit (provision) on above	65	(59)	71	(18)
Change in unrealized (losses) gains on investments	(122)	109	(133)	32
Foreign currency translation (losses) gains	(17,492)	14,517	20,984	32,975
Changes in fair value of cash flow hedges	—	—	—	65
Amortization of SFAS 158 service cost and other	1,771	—	4,100	—
Total other comprehensive (loss) income	(15,843)	14,626	24,951	33,072
Comprehensive Income	$41,282	$83,890	$241,039	$283,116

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

All of the charge was settled in cash. The Company paid $166 during the first quarter of 2007 and there was no remaining accrual balance at September 30, 2007. All termination actions under this plan were completed by the end of 2006.

Severance
related
reserves
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(24,052)
2006 utilization	(12,220)
2007 utilization	(166)
Balance at September 30, 2007	$—

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

	Severance related reserves	Contract related reserves	Asset write- downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 utilization	(1,637)	(3,614)	—	(5,251)
2005 utilization	(378)	(6,747)	—	(7,125)
2006 utilization	—	(2,262)	—	(2,262)
2007 utilization	—	(289)	—	(289)
2007 reversals	—	(2,249)	—	(2,249)
Adjustments	(1,746)	67	1,679	—
Balance at September 30, 2007	$—	$166	$—	$166

Approximately $9,958 of the 2003 charge related to a worldwide reduction in headcount of approximately 80 employees. These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

The cash portion of the 2003 charge amounted to $30,586, of which the Company paid approximately $289, $2,262 and $7,125 during 2007, 2006 and 2005, respectively, related primarily to employee termination benefits and contract-related charges. The remaining accrual of $166 at September 30, 2007 relates to a remaining lease obligation and will be utilized during 2007.

During the fourth quarter of 2001, the Company completed the assessment of its Competitive Fitness Program. This program was designed to streamline operations, increase productivity and improve client service. In connection with this program, the Company recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income. As of September 30, 2007, approximately $1,433 remains to be utilized from 2007 to 2013 related to severance payments.

In the first quarter of 2007, the Company reversed $2,889 of contract-related reserves from the 2001 and 2003 charges due primarily to the termination and settlement of exit related costs for an impaired lease. These amounts were reversed against Selling and administrative expenses in the Condensed Consolidated Statements of Income (Unaudited).

	Severance related reserves	Contract related reserves	Asset write- downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(455)	(1,232)	—	(1,687)
2005 utilization	(262)	(1,881)	—	(2,143)
2006 utilization	(264)	(1,887)	—	(2,151)
2007 utilization	(197)	(1,208)	—	(1,405)
2007 reversals	—	(640)	—	(640)
Adjustments	(688)	(274)	962	—
Balance at September 30, 2007	$1,433	$—	$—	$1,433

The Company currently expects that the $1,433 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

Year Ended December 31,	Outlays
2007	$65
2008	262
2009	262
2010	262
2011	262
Thereafter	320
Total	$1,433

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which we operate for the three and nine months ended September 30, 2007 and 2006:

	Americas (1)	EMEA (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended September 30, 2007:
Operating Revenue (4)	$246,893	$219,781	$72,136	—	$538,810
Operating Income (Loss) (5)	$85,679	$20,348	$26,965	$(15,890)	$117,102
Nine months ended September 30, 2007:
Operating Revenue (4)	$718,941	$654,631	$213,059	—	$1,586,631
Operating Income (Loss) (5)	$239,350	$69,827	$81,744	$(44,619)	$346,302
Three months ended September 30, 2006:
Operating Revenue (4)	$215,846	$199,631	$67,229	—	$482,706
Operating Income (Loss) (5)	$73,651	$27,848	$26,795	$(12,905)	$115,389
Nine months ended September 30, 2006:
Operating Revenue (4)	$641,797	$577,120	$196,163	—	$1,415,080
Operating Income (Loss) (5)	$214,975	$75,032	$79,919	$(51,475)	$318,451

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

(5)                               Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, it is not a true measure of the respective regions’ profitability. The Operating Income for the geographic segments includes the impact of foreign exchange in converting results into U.S. dollars. $6,340 of Corporate and Other Operating Income (Loss) for the three months ended September 30, 2006 has been reclassified into the regions ($2,225, $3,084 and $1,031 in the Americas, EMEA and Asia Pacific, respectively)  to conform to the current year presentation. $18,096 of Corporate and Other Operating Income (Loss) for the nine months ended September 30, 2006 has been reclassified into the regions ($6,696, $8,540 and $2,860 in the Americas, EMEA and Asia Pacific, respectively) to conform to the current year presentation.

A summary of the Company’s operating revenue by product line for the three and nine months ended September 30, 2007 and 2006 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales Force Effectiveness	$252,800	$226,069	$732,054	$670,198
Portfolio Optimization	148,600	134,676	460,098	403,042
Launch, brand and other	137,410	121,961	394,479	341,840
Total Operating Revenue	$538,810	$482,706	$1,586,631	$1,415,080

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

Note 17.   Subsequent Events

On October 18, 2007, the Company signed an agreement to acquire MIHS Holdings, Inc. (U.S.) for a purchase price of $68,000, with up to an additional $12,000 of potential contingent consideration payments based on the achievement of certain performance targets for 2007.  The Company has submitted a premerger notification form under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 as the transaction is subject to approval by the Federal Trade Commission or the U.S. Department of Justice.  If approved, this acquisition will be accounted for under the purchase method of accounting and the purchase price will be allocated to the assets acquired and liabilities assumed based on estimated fair values as of the closing date. Had this acquisition occurred as of the January 1, 2007 or 2006, the impact on the Company’s results of operations would not have been significant.

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

Performance Overview

Our operating revenue grew 11.6% to $538,810 in the third quarter of 2007 as compared to $482,706 in the third quarter of 2006. Our operating revenue grew 12.1% to $1,586,631 in the nine months ended September 30, 2007 as compared to $1,415,080 in the nine months ended September 30, 2006. The three and nine month operating revenue increases were a result of growth in all three of our business lines. Our operating income grew 1.5% to $117,102 in the third quarter of 2007 as compared to $115,389 in the third quarter of 2006. Our operating income grew 8.7% to $346,302 in the nine months September 30, 2007 as compared to $318,451 in the nine months ended September 30, 2006. Both the three and nine month operating income growth were a result of increased operating revenues offset by increases in operating costs, selling and administrative expenses and depreciation and amortization, as discussed below. Our net income was $57,125 for the third quarter of 2007 as compared to $69,264 for the third quarter of 2006 and $216,088 for the nine months ended September 30, 2007 as compared to $250,044 for the nine months ended September 30, 2006, due to the Non-Operating Income (Loss), net items discussed below and certain tax items as discussed in Note 11 of the Condensed Consolidated Financial Statements (Unaudited). Our diluted earnings per share of Common Stock decreased to $0.29 for the third quarter of 2007 as compared to $0.34 for the third quarter of 2006 and decreased to $1.08 for the nine months ended September 30, 2007 as compared to $1.20 for the nine months ended September 30, 2006.

Results of Operations

Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2007 presentation.

References to constant dollar results and results excluding the effect of foreign currency translations. We report results in U.S. dollars, but we do business on a global basis. Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. dollars and may have significant effects on our results. In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms or results excluding the effect of foreign currency translations. We believe this information facilitates a comparative view of our business. In the first nine months of 2007, the U.S. dollar was generally weaker against other currencies as compared to the first nine months of 2006. As a result, revenue growth at constant dollar exchange rates was lower than growth at actual currency exchange rates, while operating income growth at constant dollar exchange rates was slightly higher than growth at actual currency exchange rates due to the mix of actual currency revenue and expense. See “How Exchange Rates Affect Our Results” below and the discussion of “Market Risk” in the Management Discussion and Analysis section of our annual report on Form 10-K for the year ended December 31, 2006 for a more complete discussion regarding the impact of foreign currency translation on our business.

Summary of Operating Results

	Three Months Ended September 30,		% Variance
			2007
	2007	2006	vs 2006
Information and analytics revenue (I&A)	$421,589	$396,522	6.3%
Consulting and services revenue (C&S)	117,221	86,184	36.0%
Operating costs of I&A	179,037	165,035	8.5%
Direct and incremental costs of C&S	53,968	43,617	23.7%
External use software amortization	12,209	10,952	11.5%
Selling and administrative expenses	157,019	129,670	21.1%
Depreciation and amortization	19,475	18,043	7.9%
Operating income	$117,102	$115,389	1.5%

	Nine Months Ended September 30,		% Variance
			2007
	2007	2006	vs 2006
Information and analytics revenue (I&A)	$1,255,640	$1,167,356	7.6%
Consulting and services revenue (C&S)	330,991	247,724	33.6%
Operating costs of I&A	531,496	489,525	8.6%
Direct and incremental costs of C&S	164,628	129,012	27.6%
External use software amortization	35,830	32,225	11.2%
Selling and administrative expenses	450,827	386,967	16.5%
Depreciation and amortization	57,548	52,884	8.8%
Merger costs	—	6,016	(100.0)%
Operating income	$346,302	$318,451	8.7%

Operating Income

Our operating income for the third quarter of 2007 grew 1.5% to $117,102 from $115,389 in the third quarter of 2006. This was due to the increase in our operating revenue, offset by increases in our operating costs and selling and administrative expenses driven by acquisitions, increased cost of data, increased sales, marketing and administrative expenses and investments in consulting and services capabilities. Our operating income increased 0.6% in constant dollar terms. Our operating income for the first nine months of 2007 grew 8.7% to $346,302 from $318,451 in the first nine months of 2006. This was due to the increase in our operating revenue and the absence of merger costs during the first nine months of 2007, offset by increases in our operating costs and selling and administrative expenses driven by acquisitions, increased cost of data, and investments in consulting and services capabilities. Our operating income increased 9.0% in constant dollar terms.

Operating Revenue

Our operating revenue for the third quarter of 2007 grew 11.6% to $538,810 from $482,706 in the third quarter of 2006. On a constant dollar basis, operating revenue growth was 8.2%. Operating revenue for the first nine months of 2007 grew 12.1% to $1,586,631 from $1,415,080 in the first nine months of 2006. On a constant dollar basis our operating revenue growth was 9.0%. On a constant dollar basis, acquisitions completed within the prior twelve months contributed approximately 1.9 percentage points to our operating revenue growth for the third quarter and first nine months of 2007. The increase in our operating revenue resulted from growth in revenue in all three of our business lines, together with the effect of approximately $16,000 and $44,000 of currency translation for the third quarter and first nine months of 2007, respectively. On a constant dollar basis, all business lines grew.

Summary of Operating Revenue

				% Variance
	Three Months Ended September 30,			2007 vs 2006
	2007	2006	Reported Rates	Constant Dollar
Sales Force Effectiveness	$252,800	$226,069	11.8%	8.6%
Portfolio Optimization	148,600	134,676	10.3%	7.0%
Launch, Brand and Other	137,410	121,961	12.7%	8.9%
Operating Revenue	$538,810	$482,706	11.6%	8.2%

				% Variance
	Nine Months Ended September 30,			2007 vs 2006
	2007	2006	Reported Rates	Constant Dollar
Sales Force Effectiveness	$732,054	$670,198	9.2%	6.6%
Portfolio Optimization	460,098	403,042	14.2%	11.0%
Launch, Brand and Other	394,479	341,840	15.4%	11.4%
Operating Revenue	$1,586,631	$1,415,080	12.1%	9.0%

•                  Sales Force Effectiveness: The Americas contributed approximately two-thirds and EMEA contributed approximately one-quarter to the revenue growth for the third quarter of 2007. The Americas contributed approximately two-thirds to the revenue growth for the first nine months of 2007.

•                  Portfolio Optimization: The Americas contributed more than three-quarters to the revenue growth for the third quarter of 2007. Both the Americas and EMEA contributed approximately one-half to the growth during the first nine months of 2007.

•                  Launch, Brand Management and Other: The Americas contributed more than three-quarters and EMEA contributed approximately one-quarter to the revenue growth for the third quarter of 2007. The Americas contributed approximately two-thirds and EMEA contributed more than one-quarter to the growth in the first nine months of 2007.

Consulting and services (“C&S”) revenue, as included in the business lines above, was $117,221 in the third quarter of 2007, up 36.0% from $86,184 in the third quarter of 2006 (up 31.4% on a constant dollar basis). Approximately one-third of the C&S revenue growth for the third quarter of 2007 was attributable to acquisitions completed during the prior twelve months. C&S revenue, as included in the business lines above, was $330,991 in the first nine months of 2007, up 33.6% from $247,724 in the first nine months of 2006 (up 29.4% on a constant dollar basis). More than one-third of the C&S revenue growth for the first nine months of 2007 was attributable to acquisitions completed during the prior twelve months.

Operating Costs of Information and Analytics

Operating costs of information and analytics (“I&A”) include costs of data, data processing and collection and costs attributable to personnel involved in production, data management and delivery of the Company’s I&A offerings.

Our operating costs of I&A grew 8.5% to $179,037 in the third quarter of 2007 from $165,035 in the third quarter of 2006. Our operating costs of I&A grew 8.6% to $531,496 in the first nine months of 2007 from $489,525 in the first nine months of 2006.

•                  Foreign Currency Translation: The effect of foreign currency translation increased our operating costs of I&A by approximately $7,000 and $19,000 for the third quarter and first nine months of 2007 as compared to 2006, respectively.

Excluding the effect of foreign currency translation, our operating costs of I&A grew 4.5% and 4.7% in the third quarter and first nine months of 2007, respectively, as compared to the third quarter and first nine months of 2006.

•                  Data: Data costs increased by approximately $9,000 and $22,000 in the third quarter and first nine months of 2007, compared to 2006, respectively.

•                  Production, Client Services and Other: Production, client services and other costs decreased by approximately $2,000 in the third quarter of 2007 as compared to the third quarter of 2006 and increased approximately $1,000 in the first nine months of 2007 as compared to the first nine months of 2006.

Direct and Incremental Costs of Consulting and Services

Direct and incremental costs of C&S include the costs of consulting staff directly involved with delivering revenue-generating engagements, related accommodations and the costs of primary market research data purchased specifically for certain individual C&S engagements. Direct and incremental costs of C&S do not include an allocation of direct costs of data that are included within I&A. Our direct and incremental costs of C&S grew 23.7% to $53,968 in the third quarter of 2007 from $43,617 in the third quarter of 2006. Our direct and incremental costs of C&S grew 27.6% to $164,628 in the first nine months of 2007 from $129,012 in the first nine months of 2006.

•                  Foreign Currency Translation: The effect of foreign currency translation increased our direct and incremental costs of C&S by approximately $2,000 and $7,000 for the third quarter and first nine months of 2007 as compared to 2006, respectively.

Excluding the effect of foreign currency translation, our direct and incremental costs of C&S grew 18.7% and 22.3% in the third quarter and first nine months of 2007, respectively, as compared to the third quarter and first nine months of 2006.

•                  C&S costs increased by approximately $8,000 and $29,000 in the third quarter and first nine months of 2007 as compared to 2006, respectively, due to increased labor, accommodations and primary market research data expense, all directly related  to C&S revenue growth.

External-Use Software Amortization

Our external-use software amortization charges represent the amortization associated with software we capitalized under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Our external-use software amortization charges grew 11.5% to $12,209 in the third quarter of 2007 from $10,952 in the third quarter of 2006. Our external-use software amortization charges grew 11.2% to $35,830 in the first nine months of 2007 from $32,225 in the first nine months of 2006.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of the expenses attributable to sales, marketing, and administration, including human resources, legal, management and finance. Our selling and administrative expenses grew 21.1% in the third quarter of 2007, to $157,019 from $129,670 in the third quarter of 2006. Our selling and administrative expenses grew 16.5% to $450,827 in the first nine months of 2007 as compared to $386,967 in the first nine months of 2006:

•                  Foreign Currency Translation: The effect of foreign currency translation increased our selling and administrative expenses by approximately $6,000 and $17,000 for the third quarter and first nine months of 2007 as compared to 2006, respectively.

Excluding the effect of foreign currency translation, our selling and administrative expenses grew 16.7% and 10.4% in the third quarter and first nine months of 2007, respectively, as compared to the third quarter and first nine months of 2006 to support revenue growth.

•                  Sales and Marketing: Sales and marketing expense increased by approximately $6,000 and $13,000 in the third quarter and first nine months of 2007 compared to 2006, respectively.

•                  Consulting:  Consulting and services expenses increased by approximately $10,000 and $27,000 in the third quarter and first nine months of 2007 compared to 2006, respectively.

•                  Administrative and Other:  Other expenses increased by approximately $5,000 and $7,000 in the third quarter and first nine months of 2007 compared to 2006, respectively.

Depreciation and Other Amortization

Our depreciation and other amortization charges increased 7.9% to $19,475 in the third quarter of 2007 from $18,043 in the third quarter of 2006, and 8.8% to $57,548 in the first nine months of 2007 from $52,884 in the first nine months of 2006, resulting from higher amortization of intangible assets recorded from acquisitions made during 2006 and 2007 and increased internal-use software amortization.

Merger Costs

During the second quarter of 2006, we incurred $6,016 of investment banker fees and expenses related to a payment received from The Nielsen Company (formerly VNU, N.V.) (“Nielsen”) in accordance with the terms of the merger termination agreement (see Other (Expense) Income, net below). See Note 16 to our Condensed Consolidated Financial Statements (Unaudited).

Trends in our Operating Margins

Our operating margin for the third quarter of 2007 was 21.7%, as compared to 23.9% in the third quarter of 2006. Our operating margin for the first nine months of 2007 was 21.8%, as compared to 22.5% in the first nine months of 2006. Excluding the expense impact of costs related to the terminated merger with Nielsen in the second quarter of 2006, our year to date operating margin declined 1.10%.

A decrease of approximately 0.5 and 0.7 percentage points in operating margin for the third quarter and first nine months of 2007, respectively, was due to foreign exchange fluctuations. In addition, margins were negatively impacted by increased cost of data and our continuing investments in new products and consulting and services capabilities.

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

Non-Operating Income (Loss), net

Our non-operating loss, net increased to a loss of $17,210 in the third quarter of 2007 from a loss of $10,031 in the third quarter of 2006. Our non-operating income (loss), net increased to a loss of $32,489 in the first nine months of 2007 from income of $15,457 in the first nine months of 2006. This was due to the following factors:

•                  Interest Expense, net: Net interest expense was $7,994 and $22,439 for the third quarter and first nine months of 2007, respectively, compared with $9,301 and $25,193 for the third quarter and first nine months of 2006, due to lower borrowing costs in the third quarter and first nine months of 2007 compared with the third quarter and first nine months of 2006.

•                  Gains (Losses) from Investments, net: Gains from investments of $353 during the third quarter of 2007 were a result of the sale of marketable securities and the gain on the sale of our venture capital investments. We had net losses from investments of $305 during the third quarter of 2006 which were a result of management fees related to our Enterprise Portfolio and write-downs related to other-than-temporary declines in the value of our venture capital investments. Net gains from investments of $2,317 during the first nine months of 2007 were primarily a result of the sale of our Enterprise portfolio offset by related management fees. We had net gains from investments of $2,443 during the first nine months of 2006, as a result of the sale of our investment in Allscripts Healthcare Solutions, Inc., partially offset by management fees related to our Enterprise portfolio and write-downs related to other-than-temporary declines in the value of our venture capital investments.

•                  Other Income (Expense), net: Other expense, net, grew by $9,144 in the third quarter of 2007, as compared to the third quarter of 2006. Other income (expense), net, was a net expense of $12,367 in the first nine months of 2007 as compared to net income of $38,207 in the first nine months of 2006, principally due to the receipt of $45,000 in the second quarter of 2006 from Nielsen as a result of the agreement to terminate the proposed merger (see Note 16 to our Condensed Consolidated Financial Statements (Unaudited)). In addition, this expense is a result of net foreign exchange losses of $7,602 and $6,417 in the third quarter and first nine months of 2007, respectively, and minority interest expense of $1,691 and $5,071 in the third quarter and first nine months of 2007, respectively, compared with a net foreign exchange gain of $502 and a net foreign exchange loss of $4,030 in the third quarter and first nine months of 2006, respectively, and minority interest expense of $669 and $2,281 in the third quarter and first nine months of 2006, respectively.

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

For the nine months ended September 30, 2007, we have recorded approximately $11,900 of tax expense related to uncertain tax positions that if recognized, would favorably affect the effective tax rate. Included in this amount is approximately $6,700 of interest and penalties.

We file numerous consolidated and separate income tax returns in the U.S. federal and state and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal income tax examinations for the years before 2003 and are no longer subject to state and local income tax examination by tax authorities for years before 1997. As well, with few exceptions, we are no longer subject to examination by tax authorities in its material non-U.S. jurisdictions prior to 2003. It is reasonably possible that within the next twelve months we could recognize approximately $2,500 of unrecognized benefits as a result of the expiration of certain statutes of limitation.

The Internal Revenue Service (“IRS”) is currently auditing our 2004 and 2005 federal income tax returns. It is reasonably possible that this audit may conclude within the next twelve months. To date, no material adjustments have been proposed as a result of this audit. At this time, it is not reasonably possible to estimate the impact of the resolution of this audit on our financial statements.

We had considered making a deposit of  tax to stop the running of interest for the tax year 1997 related to a dispute over the allocation of certain items of partnership income and expense (see Note 7 to our Condensed Consolidated Financial Statements (Unaudited)), but are currently in discussions with the IRS regarding this matter. We have approximately $21,200 (tax and interest, net of tax benefit) reserved in current accrued income taxes payable at September 30, 2007.

For the three months ended September 30, 2007, the Company recognized a tax charge of approximately $7,500 to revalue net deferred tax assets related to Germany as a result of the enactment, during the third quarter, of the German 2008 Business Tax Reform Act which reduced the German federal tax rate from 25% to 15%. For the nine months ended September 30, 2007, our effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement for tax years 1998 through 2002 of approximately $16,500 and a reorganization of certain non-U.S. subsidiaries yielding a tax benefit of approximately $4,400, partially offset by a tax charge of approximately $7,500 to revalue net deferred tax assets related to Germany as discussed above. For the three months ended September 30, 2006, our effective tax rate was primarily impacted by approximately $21,400 of tax expense related to a reorganization of several of our subsidiaries. For the three months ended September 30, 2006, our effective tax rate was reduced by approximately $4,500 related to a non-U.S. audit settlement. For the nine months ended September 30, 2006, our effective tax rate was reduced due to a favorable U.S. partnership audit settlement of approximately $69,200 for the tax years 1998 through 2003 and a favorable U.S. corporate audit settlement of approximately $17,600 for the tax years 2000 through 2003. Also in the first nine months of 2006, approximately $21,400 of tax expense was recorded related to a reorganization of several of our subsidiaries. Further, approximately $24,800 of tax expense was recorded in the first quarter of 2006 related to disputes between us and NMR, on the one hand, and Donnelley and certain of its former affiliates on the other hand, as to proper interpretation of, and allocation of tax liabilities under, the 1996 Spin-Off agreements (see Note 7 to our Condensed Consolidated Financial Statements (Unaudited)).

 For all periods presented, our effective tax rate was reduced as a result of global tax planning initiatives. While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate.

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which we operate for the three and nine months ended September 30, 2007 and 2006:

	Americas (1)	EMEA (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended September 30, 2007:
Operating Revenue (4)	$246,893	$219,781	$72,136	—	$538,810
Operating Income (Loss) (5)	$85,679	$20,348	$26,965	$(15,890)	$117,102
Nine months ended September 30, 2007:
Operating Revenue (4)	$718,941	$654,631	$213,059	—	$1,586,631
Operating Income (Loss) (5)	$239,350	$69,827	$81,744	$(44,619)	$346,302
Three months ended September 30, 2006:
Operating Revenue (4)	$215,846	$199,631	$67,229	—	$482,706
Operating Income (Loss) (5)	$73,651	$27,848	$26,795	$(12,905)	$115,389
Nine months ended September 30, 2006:
Operating Revenue (4)	$641,797	$577,120	$196,163	—	$1,415,080
Operating Income (Loss) (5)	$214,975	$75,032	$79,919	$(51,475)	$318,451

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

(5)                               Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, it is not a true measure of the respective regions’ profitability. The Operating Income for the geographic segments includes the impact of foreign exchange in converting results into U.S. dollars. $6,340 of Corporate and Other Operating Income (Loss) for the three months ended September 30, 2006 has been reclassified into the regions ($2,225, $3,084 and $1,031 in the Americas, EMEA and Asia Pacific,

respectively)  to conform to the current year presentation. $18,096 of Corporate and Other Operating Income (Loss) for the nine months ended September 30, 2006 has been reclassified into the regions ($6,696, $8,540 and $2,860 in the Americas, EMEA and Asia Pacific, respectively)  to conform to the current year presentation.

Americas Region

Operating revenue growth in the Americas region was 14.4% and 12.0% in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006. Excluding the effect of foreign currency translations, operating revenue grew 13.5% and 11.6% in the third quarter and first nine months of 2007, respectively. This was driven more than one-third by Sales Force Effectiveness, approximately one-third by Launch, Brand and Other business lines and more than one-quarter by Portfolio Optimization for the third quarter and first nine months of 2007.

Operating income in the Americas region grew 16.3% and 11.3% in the third quarter and first nine months of 2007 as compared to the third quarter and first nine months of 2006, respectively. The operating income growth reflected revenue growth in the region offset by increases in operating expenses of $19,000 and $53,000 in the third quarter and first nine months of 2007, respectively. Excluding the effect of foreign currency translations, operating income grew by 15.6% and 11.1% in the third quarter and first nine months of 2007, respectively.

EMEA Region

Operating revenue increased in the EMEA region by 10.1% and 13.4% in the third quarter and first nine months of 2007 as compared to the third quarter and first nine months of 2006, respectively. Excluding the effect of foreign currency translations, operating revenue grew 3.7% and 6.6% in the third quarter and first nine months of 2007, respectively. The revenue growth in the third quarter of 2007 was driven approximately two-thirds by Sales Force Effectiveness and more than one-quarter by Launch, Brand and Other business lines. The growth in the first nine months of 2007 was driven more than one-half by Portfolio Optimization and more than one-quarter by Launch, Brand and Other business lines.

Operating income in the EMEA region declined by 26.9% and 6.9% in the third quarter and first nine months of 2007 as compared to the third quarter and first nine months of 2006, respectively. The operating income decline reflected revenue growth at lower than expected levels in the region which was more than offset by increases in operating expenses of $28,000 and $83,000 in the third quarter and first nine months of 2007, respectively. Growth in data, marketing and C&S expense drove the increase in operating expenses. Excluding the effect of foreign currency translations, operating income declined by 27.6% and 6.4% in the third quarter and first nine months of 2007, respectively.

Asia Pacific Region

Operating revenue in the Asia Pacific region increased 7.3% and 8.6% in the third quarter and first nine months of 2007 as compared to the third quarter and first nine months of 2006, respectively. Excluding the effect of foreign currency translations, operating revenue grew 4.8% and 7.7% in the third quarter and first nine months of 2007, respectively. The revenue growth in the third quarter of 2007 was driven more than one-half by Sales Force Effectiveness and more than one-third by Portfolio Optimization. The growth in the first nine months of 2007 was driven more than one-half by Sales Force Effectiveness and approximately one-quarter by both the Portfolio Optimization and Launch, Brand and Other business lines.

Operating income in the Asia Pacific region increased by 0.6% and 2.3% in the third quarter and first nine months of 2007 as compared to the third quarter and first nine months of 2006, respectively. The operating income growth reflected revenue growth in the region offset by increases in operating expenses of $5,000 and $15,000 in the third quarter and first nine months of 2007, respectively. Excluding the effect of foreign currency translations, operating income decreased by 1.5% in the third quarter of 2007 and increased by 2.1% in the first nine months of 2007.

How Exchange Rates Affect Our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results. We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations. In 2007, foreign currency translation increased U.S. dollar revenue growth by approximately 3.4 and 3.1 percentage points in the third quarter and first nine months of 2007, respectively, while the impact on operating income growth was an approximate increase of 0.9 percentage points in the third quarter of 2007 and an approximate decrease of 0.3 percentage points in the first nine months of 2007.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Swiss Franc. Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are reflected in Cumulative translation adjustment in the Condensed Consolidated Statements of Financial Position (Unaudited). The effect of exchange rate changes during the first nine months of 2007 increased the U.S. dollar amount of Cash and cash equivalents by $12,579.

Liquidity and Capital Resources

Our Cash and cash equivalents increased $38,639 during the first nine months of 2007 to $195,985 at September 30, 2007 compared to $157,346 at December 31, 2006. The increase reflects cash provided by operating activities of $252,292, an increase of $12,579 due to the effect of exchange rate changes on cash during the first nine months of 2007, offset by cash used in investing activities of $146,585 and cash used in financing activities of $79,647.

We currently expect that we will use our Cash and cash equivalents primarily to fund:

•                  development of software to be used in our new products and capital expenditures to expand and upgrade our information technology capabilities and to build or acquire facilities to house our growing business (we currently expect to spend approximately $140,000 to $150,000 during full-year 2007 for software development and capital expenditures);

•                  acquisitions (see Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited));

•                  share repurchases (see Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited));

•                  dividends to our shareholders (we expect 2007 dividends will be $0.12 per share or approximately $24,000);

•                  payments for tax-related matters, including the D&B Legacy Tax Matters discussed further in Note 7 to our Condensed Consolidated Financial Statements (Unaudited). Payments for certain of the D&B Legacy Tax Matters could be up to approximately $33,400 in 2007; and

•                  pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $8,000 in 2007).

Net cash provided by operating activities amounted to $252,292 for the nine months ended September 30, 2007, an increase of cash provided of $45,511 over the comparable period in 2006. The increase relates to lower funding of accounts payable and accrued taxes and lower payments for accrued severance, impairment and other charges, partially offset by slower collections of accounts receivable, lower net income and the higher funding of prepaid expenses and other current assets and accrued and other liabilities during the nine months ended September 30, 2007. The increase in accounts receivable was driven by the increase in revenues and DSO (days sales outstanding) in the first nine months of 2007. DSO was approximately 10 days higher in the first nine months of 2007 as compared to the first nine months of 2006. As a result of the deterioration in DSO, we have put plans in place to improve our DSO performance over the coming quarters to be more in-line with historical levels.

Net cash used in investing activities amounted to $146,585 for the nine months ended September 30, 2007, an increase in cash used of $25,704 over the comparable period in 2006. The increase relates to higher capital expenditures during the first nine months of 2007 related to new facilities and technology to upgrade our systems and higher costs for the development of software to be used in new products, partially offset by lower payments for acquisitions of businesses.

Net cash used in financing activities amounted to $79,647 for the nine months ended September 30, 2007, a decrease of $222,405 over the comparable period in 2006. This decrease in cash used was due to reduced purchases of treasury stock and higher proceeds from the exercise of employee stock options during the first nine months of 2007 compared to the first nine months of 2006, partially offset by lower debt incurred during the first nine months of 2007 compared to the first nine months of 2006. Refer to the Stock Repurchase Programs and Borrowings sections below for further information on our financing activities.

Our financing activities include quarterly cash dividends we paid of $0.03 per share in 2007 and 2006, which amounted to $17,955 and $18,292 during the first nine months of 2007 and 2006, respectively. The payments and level of cash dividends made by us are subject to the discretion of our Board of Directors. Any future dividends, other than the $0.03 per share dividend for the fourth quarter of 2007, which was declared by our Board of Directors in October 2007, will be based on, and affected by, a number of factors, including our operating results and financial requirements.

Tax and Other Contingencies

We are exposed to certain known tax and other contingencies that are material to our investors.  The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Notes 7 and 11 to our Condensed Consolidated Financial Statements (Unaudited) for the period ended September 30, 2007. We do not know of any material tax or other contingencies, other than those described in Notes 7 and 11 to our Condensed Consolidated Financial Statements (Unaudited).

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

On December 19, 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. As of September 30, 2007, 3,275 shares remained available for repurchase under the December 2006 program.

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

During the first nine months of 2007, we repurchased approximately 13,168 shares of outstanding Common Stock under these programs at a total cost of $392,782, including the repurchase of 6,135 shares pursuant to an accelerated share repurchase program (“ASR”). As part of the ASR, we simultaneously entered into a forward contract for the final settlement of the ASR transaction which was indexed to the price of our Common Stock. The ASR agreement provided for the final settlement amount to be in our Common Stock if we were to owe an amount to the bank, or in either cash or additional shares of our Common Stock, at our sole discretion, if the bank were to owe an amount to us. As the agreement required us to deliver shares to the bank for final settlement, the forward contract element qualified for permanent equity classification and the fair value of the forward contract, which was zero at the contract’s inception, was recorded in equity in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock.”  Subsequent changes in the fair value of the forward contract were not recorded as we continued to classify the forward contract as equity. Upon completion of the ASR in April 2007, we were required to pay approximately

$6,000 in shares, and therefore issued 203 treasury shares, as full settlement of our obligation under the ASR. The total cost of the ASR was approximately $176,000 or $28.68 per share. We funded the ASR through our existing bank credit facilities (see Note 9 to our Condensed Consolidated Financial Statements (Unaudited)).

During the first nine months of 2006, we repurchased approximately 33,900 shares of outstanding Common Stock under these programs at a total cost of $880,407. The 2006 repurchases include the repurchase of 25,000 shares at a total cost of approximately $645,000 or $25.82 per share in January 2006 pursuant to an ASR. As the 2006 ASR provided for the final settlement of the contract in either cash or additional shares of our Common Stock at our sole discretion, the forward contract element of the 2006 ASR, which was indexed to the price of our Common Stock, was treated as permanent equity and subsequent changes in fair value were not recorded in accordance with the provisions of EITF 00-19.

Total share repurchases during the three months ended September 30, 2007 had no effect on diluted earnings per share (“EPS”). Total share repurchases for the nine months ended September 30, 2007 benefited diluted earnings per share (“EPS”) by approximately $0.01 per share. Total share repurchases during the three and nine months ended September 30, 2006 benefited EPS by approximately $0.01 per share and $0.06 per share, respectively.

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

Borrowings

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility. At September 30, 2007, our debt totaled $1,197,642, and management does not believe that this level of debt poses a material risk to us due to the following factors:

•                  in each of the last three years, we have generated strong net cash provided by operating activities in excess of $300,000;

•                  at September 30, 2007, we had $195,985 in worldwide cash and cash equivalents;

•                  at September 30, 2007, we had $451,181 of unused debt capacity under our existing bank credit facilities; and

•                  we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

The following table summarizes our long-term debt at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
4.6% Private Placement Notes, principal payment of $150,000 due January 2008, net of interest rate swaps of $(968) and $(2,819), respectively	$149,033	$147,181

5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000

1.70% Private Placement Notes, principal payment of 34,395,000 Japanese Yen due January 2013	299,791	288,670

Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 1.19%	395,877	249,097

Swiss Franc denominated borrowings at average floating rates of approximately 2.83%	69,041	59,258

U.S. Dollar denominated borrowings at average floating rates of approximately 6.05%	83,900	31,200

Bank Term Loan, principal payment of $50,000 due June, 2009 at average floating rate of approximately 5.45%	50,000	50,000
Total Long-Term Debt	$1,197,642	$975,406

In July 2006, we entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing our existing $700,000 Amended and Restated Facility (see below). The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits. Total borrowings under the Revolving Credit Facility were $548,819 and $339,555 at September 30, 2007 and December 31, 2006, respectively, all of which were classified as long-term. In April 2004, we entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the “Unsecured Facility”). The Unsecured Facility replaced our lines of credit with several domestic and international banks. On March 9, 2005, we renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the “Amended and Restated Facility”). The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.

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

In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 30 basis points and can vary based on our Debt to EBITDA ratio. The weighted average interest rates for our lines were 2.14% and 1.61% at September 30, 2007 and December 31, 2006, respectively. In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.075%. At September 30, 2007, we had approximately $451,181 available under our existing bank credit facilities.

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

In January 2003, we closed a private placement transaction pursuant to which we issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%. We used the proceeds to pay down short-term debt. We also swapped $100,000 of our fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points. We accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We determined the fair values based on estimated prices quoted by financial institutions. The fair values of these swaps were $(968) and $(2,819) as of September 30, 2007 and December 31, 2006, respectively.

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements, the  private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges. At September 30, 2007, we were in compliance with these financial debt covenants.

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

All of the charge was settled in cash. We paid $166 during the first quarter of 2007 and there was no remaining accrual balance at September 30, 2007. All termination actions under this plan were completed by the end of 2006.

Severance
related
reserves
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(24,052)
2006 utilization	(12,220)
2007 utilization	(166)
Balance at September 30, 2007	$—

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

	Severance	Contract	Asset
	related	related	write-
	reserves	reserves	downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 utilization	(1,637)	(3,614)	—	(5,251)
2005 utilization	(378)	(6,747)	—	(7,125)
2006 utilization	—	(2,262)	—	(2,262)
2007 utilization	—	(289)	—	(289)
2007 reversals	—	(2,249)	—	(2,249)
Adjustments	(1,746)	67	1,679	—
Balance at September 30, 2007	$—	$166	$—	$166

Approximately $9,958 of the 2003 charge related to a worldwide reduction in headcount of approximately 80 employees. These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

The cash portion of the 2003 charge amounted to $30,586, of which we paid approximately $289, $2,262 and $7,125 during 2007, 2006 and 2005, respectively, related primarily to employee termination benefits and contract-related charges. The remaining accrual of $166 at September 30, 2007 relates to a remaining lease obligation and will be utilized during 2007.

During the fourth quarter of 2001, we completed the assessment of our Competitive Fitness Program. This program was designed to streamline operations, increase productivity and improve client service. In connection with this program, we recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income. As of September 30, 2007, approximately $1,433 remains to be utilized from 2007 to 2013 related to severance payments.

In the first quarter of 2007, we reversed $2,889 of contract-related reserves from the 2001 and 2003 charges due primarily to the termination and settlement of exit related costs for an impaired lease. These amounts were reversed against Selling and administrative expenses in the Condensed Consolidated Statements of Income (Unaudited).

	Severance	Contract	Asset
	related	related	write-
	reserves	reserves	downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(455)	(1,232)	—	(1,687)
2005 utilization	(262)	(1,881)	—	(2,143)
2006 utilization	(264)	(1,887)	—	(2,151)
2007 utilization	(197)	(1,208)	—	(1,405)
2007 reversals	—	(640)	—	(640)
Adjustments	(688)	(274)	962	—
Balance at September 30, 2007	$1,433	$—	$—	$1,433

We currently expect that the $1,433 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

Year Ended December 31,	Outlays
2007	$65
2008	262
2009	262
2010	262
2011	262
Thereafter	320
Total	$1,433

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

Consequently, all of the forward-looking statements we make in this document are qualified by the information contained herein, including, but not limited to, the information contained under this heading, “Risk Factors” and our Condensed Consolidated Financial Statements (Unaudited) and notes thereto for the three and nine months ended September 30, 2007 and by the material set forth under the headings “Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of September 30, 2007 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs(2)

July 1-31, 2007	—			5,308,730
August 1–31, 2007	1,873,500	$29.17	1,873,500	3,435,230
September 1-30, 2007	160,000	$28.23	160,000	3,275,230
Total	2,033,500		2,033,500	3,275,230

(1)          All shares were repurchased through the Company’s publicly announced stock repurchase programs.

(2)          In January 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000,000 shares. As of September 30, 2007, no shares remained available for repurchase under the January 2006 program. In December 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000,000 shares. As of September 30, 2007, 3,275,230 shares remained available for repurchase under the December 2006 program. Unless terminated earlier by resolution of the Company’s Board of Directors, this program will expire when the Company has repurchased all shares authorized for repurchase thereunder. See Note 12 of our Notes to Condensed Consolidated Financial Statements (Unaudited) for further details.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibits
10.1

Purchase and Sale Agreement between Ullman Family Partnership, L.P. and IMS Health Incorporated dated as of June 1, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2007).

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

IMS Health Incorporated

	By:	/s/ Leslye G. Katz
Date: November 2, 2007		Leslye G. Katz
Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ Harshan Bhangdia
Date: November 2, 2007		Harshan Bhangdia
Vice President and Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1

Purchase and Sale Agreement between Ullman Family Partnership, L.P. and IMS Health Incorporated dated as of June 1, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2007).

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002