Form 10-K
period 2007-12-31
IMS HEALTH INC
filed 2008-02-25
CIK 1058083

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-14049

IMS Health Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1506026 (I.R.S. Employer Identification No.)
901 Main Avenue, Norwalk, Connecticut (Address of principal executive offices)	06851 (Zip Code)
(203) 845-5200 (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2007, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $6,264 million based on the closing transaction price on the New York Stock Exchange Composite Tape.

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at February 15, 2008
Common Stock, $.01 par value per share	183,340,736 shares

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 2, 2008, are incorporated into Part III of this Form 10-K.

The Index to Exhibits is located on Pages 118 to 129.

PART I

        Except where the context indicates otherwise, when we use the terms "IMS," "Company," "we," "us" and "our," we mean IMS Health Incorporated and all subsidiaries consolidated in the financial statements contained or incorporated by reference herein.

Item 1.    Business

        IMS is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. We offer leading-edge market intelligence products and services that are integral to our clients' day-to-day operations, including portfolio optimization capabilities; launch and brand management solutions; sales force effectiveness innovations; managed markets and consumer health offerings; and consulting and services solutions that improve ROI and the delivery of quality healthcare worldwide. Our information products are developed to meet our clients' needs by using data secured from a worldwide network of suppliers in more than 100 countries. Our key information products include:

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

        IMS was incorporated under the laws of the State of Delaware in 1998 and we have operations in more than 100 countries.

        Segment financial information, including financial information about domestic and foreign generated revenue, is set forth in Note 18 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

        Additional information regarding changes to and the development of our business is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1, 2, 3, 4, 5, 6 and 15 to the Consolidated Financial Statements in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.

IMS

        We provide critical business intelligence, including information, analytics and consulting services to the pharmaceutical and healthcare industries worldwide. Our market intelligence products and services serve our clients' needs which we group into three broad areas: sales force effectiveness, portfolio optimization, and launch, brand management and other. We provide information services covering more than 100 countries and maintain offices in 75 countries on six continents, with approximately 63% of our total 2007 revenue generated outside the United States.

OUR PRODUCTS AND SERVICES

        SALES FORCE EFFECTIVENESS OFFERINGS.    Our Sales Force Effectiveness Offerings represented approximately 46% of our worldwide revenue in 2007. Using a total solutions approach,

IMS Sales Force Effectiveness drives smart business decisions, shapes sales management and marketing strategies, and supports sales processes. Offering actionable insight for markets worldwide, services within the Sales Force Effectiveness business area provide in-depth intelligence that supports the planning, development and execution of critical business processes, including segmentation, sales force sizing and deployment, performance assessment and compensation, and territory management.

        Sales Force Effectiveness Offerings provide our clients with valuable insight as to which physicians are seeing significant numbers of patients that are likely to benefit from a specific therapy. These innovative solutions facilitate the optimization of market share and revenue potential using sub-national prescription patterns, easy-to-use access tools, and an array of consulting services. These capabilities enable fast and effective communication of vital information that can accelerate meaningful innovation, public safety news alerts in the event of inappropriate prescribing and drug recalls, as well as the appropriate distribution of samples. IMS Sales Force Effectiveness informs critical business decisions and optimizes overall performance. Our Sales Force Effectiveness Offerings provide the in-depth information, market intelligence and analysis that enhance the efficient allocation of resources in a manner that reduces cost and saves valuable time.

        Our principal Sales Force Effectiveness Offerings are as follows:

  •
  Sales Territory Reporting Services.  Sales territory reporting is the principal sales management service that we offer to our pharmaceutical clients. Sales territory reports can be precisely tailored for each client and measure the sales of a client's own products and those of competitors within specified geographical configurations. These reports are designed to provide marketing and sales managers with a reliable measurement of each salesperson's activity and effectiveness in his or her sales territory. Our sales territory reporting services cover more than 31 countries and are used by our customers for applications such as sales-force compensation, resource allocation, territory alignment, market analyses and distribution management. We make reports available to clients in a variety of frequencies, such as on a weekly, monthly and quarterly basis.

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

        PORTFOLIO OPTIMIZATION OFFERINGS.    Portfolio Optimization Offerings represented approximately 29% of our worldwide revenue in 2007. IMS Portfolio Optimization provides customers with the intelligence and tools to identify and optimize pharmaceutical product portfolios, including currently marketed products and the new product pipeline. Providing a comprehensive range of offerings, Portfolio Optimization enables customers to evaluate, assess, understand, and implement strategies and tactics to improve bottom-line performance and set the course for the future. Integrating prescriptions, sales, disease/treatment, and industry intelligence, Portfolio Optimization services provide a comprehensive picture of the worldwide market. From a national viewpoint down to regional and local level data, customers can complete a thorough market analysis, exploring all options to set the pace for brand leadership. Using in-depth business intelligence, analysis and forecasting, IMS offerings provide customers with the facts, interpretation and guidance to make the best portfolio optimization decisions.

        Our principal Portfolio Optimization Offerings include the following:

  •
  Pharmaceutical Audits.  These audits measure the sale of pharmaceutical products into pharmacies, supplemented in some countries by data collected from dispensing physicians, retail chains and discount stores. These audits contain data projected to national estimates, showing product sales by therapeutic class broken down by package size and dosage form. We publish pharmaceutical audits covering approximately 80 countries.

  •
  Medical Audits.  These audits are based on information collected from panels of practicing office-based physicians and contain projected national estimates of the number of consultations for each diagnosed disease with details of the therapy prescribed. These audits also analyze the use physicians make of individual drugs by listing the diseases for which they are prescribed, the potential therapeutic action the physician is expecting, other drugs prescribed at the same time, and estimates of the total number of drugs used for each disease. We publish medical audits covering over 40 countries.

  •
  Hospital Audits.  These audits contain data projected to national and regional estimates and show the sale of pharmaceutical products to hospitals by therapeutic class. Related reports provide audits of laboratory diagnostic supplies, hospital supplies and hospital records. We publish hospital audits covering approximately 50 countries.

  •
  Prescription Audits.  These audits contain projected national estimates of the rate at which drugs move out of the pharmacy and into the hands of the consumer, and measure both what is prescribed by physicians and what is actually dispensed at the pharmacy. We publish prescription audits covering approximately 10 countries.

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

  •
  Other Portfolio Optimization Reports.  These include Market Research Publications including the Pharmaceutical World Review™; personal care reports, which estimate the sale of medical surgical device product purchases; and reports on bulk chemical shipments and molecules for research and development. We have developed, in certain countries, disease and treatment information at the patient level (in which information is not identifiable at the individual patient level) that gives participants in the healthcare industry new insights into the treatment of diseases. The availability, scope and frequency of the foregoing reports vary on a country-by-country basis.

  •
  Consulting & Services.  Consultants in our Management Consulting group bring a unique mix to management of complex portfolios with deep expertise in key therapies and all aspects of pharmaceutical strategies. Product and Portfolio Strategy leverages the best cross functional understanding of scientific and commercial trends, deep competencies in decision theory and portfolio analysis and industry thought leadership to help clients make strategic decisions. We help clients value difficult-to-value assets, gain clarity on a complex mix of decisions with a focused view of strategy with emphasis on alternatives and risks in the face of uncertainty.

        LAUNCH, BRAND MANAGEMENT AND OTHER OFFERINGS.    Launch, Brand Management and Other Offerings represented approximately 25% of our worldwide revenue in 2007. Launch and Brand Management Offerings combine information, analytical tools and consulting and services to address client needs relevant to the management of each stage of the lifecycle of their pharmaceutical brands. The areas covered include: brand planning, which helps clients with market assessment and forecasting, market segmentation and product positioning; pricing & market access, which helps clients to effectively price and drive market access for their products as well as assess the health economics and real world health outcomes associated with treatment pathways; promotion management, which helps clients measure, assess effectiveness and optimize promotion investment, channel mix and messaging; and, performance management, which helps clients measure diagnosis and optimization for new product launches and in-line brands.

        The principal offerings under Launch and Brand business line include:

  •
  Promotional Audits and Promotion Management Consulting.  Our promotional audits contain national estimates of pharmaceutical promotional activities for individual branded products, including sales-force promotion and journal and mail advertising, based on information received from panels of physicians and from monitoring medical journals and direct mail. In the United States, spending on direct-to-consumer advertising is also measured. IMS currently publishes promotional audit reports covering over 20 countries—over 90% of the promoted markets—and expects to offer audits in approximately 40 countries by year-end 2008. This evidential information is used by our consulting teams to help clients evaluate and optimize the allocation and effectiveness of their promotional messages, mix and delivery around the globe.

  •
  Pricing and Market Access Consulting.  This portfolio of offerings has two main components, both of which provide clients with critical, relevant insights needed to maximize the lifetime value of their brands and leverage the deep and rich information assets of IMS and, in particular, our longitudinal anonymized patient level data ("APLD") information.

  •
  Health Economics and Outcomes Research Offerings.  Our Health Economics and Outcomes Research Offerings help clients demonstrate the value of their medicines using our suite of evidence-based health economic evaluations and real world outcomes on a globally consistent basis. Clients have access to our global APLD databases which are used to support product evaluations and help them maximize market access.

  •
  Pricing and Reimbursement Offerings.  Through our consulting teams, we help clients to achieve optimal reimbursed prices for new products, ensuring the shortest timeframe to market, which contribute to rapid and broad market penetration.

  •
  Oncology Analyzer and Consulting.  Our Oncology Analyzer audit collects longitudinal patient information regarding the diagnosis and treatment in the critical area of Oncology across the major pharmaceutical markets. We offer Oncology Analyzer in 10 markets and will continue to expand our geographic coverage through 2009. This information helps clients understand markets, treatment patterns and patient opportunities and is used by clients and by our consulting teams to help clients plan and execute successful market entry and life cycle management strategies for their Oncology franchises.

  •
  Forecasting Portfolio.  Our forecasting portfolio includes both syndicated and customizable, single or multi-country forecasts of 'demand' and/or market performance for individual brands or therapy categories. These offerings bring together extensive analytical and methodological expertise from our consulting teams with the rich global information assets of IMS to provide clients with accurate and long-term views of their portfolios.

        We also provide other products and services in the following areas:

  •
  Managed Markets.  Our Managed Markets Offerings provide an array of information to quantify the effects of managed markets on the pharmaceutical and healthcare industries. Managed Markets Offerings are used by clients to assist in evaluating the impact of managed markets on the pharmaceutical marketplace and in enhancing the performance of their products through better contracting strategies, formulary management and tracking, plan performance tracking and monitoring plan relationships with organizations, such as large medical groups, that may influence prescribing behavior. The types of reports include measurement of prescriptions at the plan level, formulary assessment and tracking, and tracking of prescription payment by type, such as cash, Medicaid or third-party payment. This service is available both in the United States and Canada. In addition, to address emerging Medicare needs in the United States, we make the following services available to our clients: strategic consulting, tactical consulting, rebate validation and performance evaluation. IMS also provides services that assist pharmaceutical clients with drug rebate data validation and adjudication of Managed Care and Medicare Part D contracts.

  •
  Consumer Health.  Our consumer health services provide detailed product movement, market share and pricing information for over-the-counter, personal care, patient care and nutritional products. Consumer Health Offerings assist over-the-counter and pharmaceutical manufacturers in understanding consumer purchasing dynamics and promotional impact, examining and assessing segmentation and sales force management, strategic business planning, market opportunity and performance management. We publish reports on the global consumer health market, with audited information covering approximately 30 countries, and provide related services. PharmaTrend, our tracking service for consumer purchases of healthcare products, is available in over 10 European countries.

  •
  Consulting & Services.  We provide evidence-based solutions that allow our clients to make informed business decisions. Such solutions include: Pricing & Market Access, formulating strategies for product pricing, reimbursement, and market access; Product & Portfolio Development, providing solutions for strategic issues throughout the product lifecycle and Promotion Management, assisting our clients in optimizing brand or franchise promotion spending and messaging.

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

OUR CUSTOMERS

        Sales to the pharmaceutical industry account for approximately 80% of our revenue. All major pharmaceutical and biotechnology companies are our customers, and many of these companies subscribe to reports and services in several countries. Our customer base is broad in scope and enables us to avoid dependence on any single customer. None of our customers accounted for more than 10% of our gross revenues in 2007, 2006 or 2005.

OUR COMPETITION

        While no competitor provides the geographical reach or breadth of our services, we generally compete in the countries in which we operate with other information services companies, as well as with the in-house capabilities of our customers. Generally, competition has arisen on a country-by-country basis. In Europe, certain of our services compete with those offered by competitors such as Taylor Nelson and Cegedim in various European countries, in addition to competition from smaller niche competitors in various local markets. In the United States, certain of our sales management services, including our sales territory and prescription tracking reports, compete with the offerings of various companies, particularly Wolters Kluwer. Also, various companies compete with us in the United States with respect to our market research services, including Verispan, LLC. Our consulting and services businesses compete with various consulting firms around the world. Service, quality, coverage and speed of delivery of information services and products are the principal differentiators in our markets.

OUR INTELLECTUAL PROPERTY

        We create, own and maintain a wide array of intellectual property assets which, in the aggregate, are of material importance to our business. Our intellectual property assets include patents and patent applications related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and databases; trade secrets relating to data processing, statistical methodologies, editing and bridging techniques, business rules and other aspects of the IMS business; and other intellectual property rights and licenses of various kinds. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.

        We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws of the United States and other jurisdictions, and through confidentiality procedures and contractual provisions. A patent generally has a term of twenty years from the time the full patent application is filed. As IMS builds a patent portfolio over time, the terms of individual patents will vary. While patents can help maintain the competitive differentiation of certain products and services and maximize the return on research and development investments, no single patent is in itself essential to the IMS business as a whole or any of our principal business segments. Further, in order to replace expiring patents and licenses or replace obsolete intellectual property, we obtain new intellectual property through a combination of our ongoing research and development activities, acquisitions of other companies and licensing of intellectual property from third parties. We enter into confidentiality and invention assignment agreements with employees and contractors, and non-disclosure agreements with third parties with whom we conduct business, in order to secure ownership rights to, limit access to, and restrict disclosure of our proprietary information.

        The technology and other intellectual property rights owned and licensed by us are of importance to our business, although our management believes that our business, as a whole, is not dependent upon any one intellectual property or group of such properties. We consider the IMS trademark and related names, marks and logos to be of material importance to our business, and we have registered these trademarks in the United States and other jurisdictions and aggressively seek to protect them.

        The names of our products and services referred to in this document are trademarks, service marks, registered trademarks or registered service marks owned by or licensed to us.

OUR EMPLOYEES

        We had approximately 7,950 employees worldwide as of December 31, 2007. Almost all of these employees are full-time. None of our U.S. employees are represented by a union. In Austria, Belgium, France, Germany, Italy, the Netherlands and Spain, we have Works Councils, which are a legal requirement in those countries. We also have a European Works Council, which is a requirement under European Union laws. Management considers its relations with our employees to be good and to have been maintained in a normal and customary manner.

        In response to healthcare marketplace dynamics, in December 2007, we committed to a restructuring plan designed to eliminate approximately 1,070 positions worldwide in production and development, sales, marketing, consulting and services and administration (see Note 6 to our Consolidated Financial Statements).

Available Information

        We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). Also posted on our website, and available in print upon the request of any shareholder to our Investor Relations Department, are our certificate of incorporation and by-laws, the charters for our Audit Committee, Human Resources Committee and Nominating and Governance Committee, our Corporate Governance Guidelines, our Policy on Business Conduct governing our directors, officers and employees, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Guidelines for Determining Director Independence and our Policy and Procedures Governing Related-Person Transactions. Within the time period required by the SEC and the New York Stock Exchange ("NYSE"), we will post on our website any amendment to the Policy on Business Conduct or the Code of Ethics for Principal Executive Officer and Senior Financial Officers or any waiver of either such policy applicable to any of our senior financial officers, executive officers or directors. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we make public orally, telephonically, by webcast, by broadcast or similar means. Our Internet address is http://www.IMSHEALTH.com and the information described above can be found in the Investors section of that website. Our Investor Relations Department can be contacted at IMS Health Incorporated, 901 Main Avenue, Norwalk, Connecticut 06851, Attn: Investor Relations: (203) 845-5200, e-mail: askir@imshealth.com.

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

Data protection and privacy laws may restrict our activities.

        Data protection and privacy laws affect our collection, use, storage and transfer of personally identifiable information both abroad and in the United States. Compliance with such laws may require investment or may dictate that we not offer certain types of products and services. Failure to comply with such laws may result in, among other things, civil and criminal liability, negative publicity, data being blocked from use and liability under contractual warranties.

        In addition, there is an increasing public concern regarding data protection and privacy issues and the number of jurisdictions with data protection and privacy laws has been slowly increasing. For example, there have been a number of legislative and regulatory initiatives in the U.S. and abroad in the area of access to medical data. These initiatives tend to seek to place restrictions on the use and disclosure of patient-identifiable information without consent and, in some cases, seek to extend restrictions to non-patient-identifiable information, e.g., prescriber identifiable information, or to the process of anonymizing data. There are also some initiatives that seek to restrict access to this information to non-commercial uses. While most of the current initiatives should not impact our business, there can be no assurance that these initiatives or future initiatives will not adversely affect IMS's ability to generate or assemble data or to develop or market current or future products or services.

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

        We operate globally, deriving approximately 63% of our 2007 revenue from non-United States operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar increase the volatility of U.S. dollar denominated operating results. Emerging markets currencies tend to be considerably less stable than those in established markets, which may further contribute to volatility in our U.S. dollar-denominated operating results.

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

        We operate in more than 100 countries worldwide and our earnings are subject to taxation in many differing jurisdictions and at differing rates. We seek to organize our affairs in a tax efficient manner, taking account of the jurisdictions in which we operate. Tax laws that apply to our business may be amended by the relevant authorities, for example as a result of changes in fiscal circumstances or priorities. Such amendments, or their application to our business, may adversely affect our reported results.

We are involved in tax related matters that could have a material effect on us.

        We (and our predecessors) have entered, and we continue to enter, into global tax planning initiatives in the normal course of business. These activities are subject to review by applicable tax authorities and courts. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to us, including those tax related matters described in Part II, Item 8 of this Annual Report on Form 10-K. Moreover, there can be no assurance that we will be able to maintain our effective tax rate.

We are, and may become, involved in litigation that could harm the value of our business.

        In the normal course of our business, we are involved in lawsuits, claims, audits and investigations, such as those described in Part II, Item 8 of this Annual Report on Form 10-K. The outcome of these matters could have a material adverse effect on our business, results of operation or financial condition. In addition, we may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources.

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

Item 1B.    Unresolved Staff Comments

        There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our 2007 fiscal year.

Item 2.    Properties

        Our executive offices are located at 901 Main Avenue, Norwalk, Connecticut in a leased property (approximately 41,000 square feet).

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

        Our operations are also conducted from 23 leased offices located throughout the United States and 106 leased offices in non-United States locations.

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

D&B LEGACY AND RELATED TAX MATTERS

        SHARING DISPUTES.    In 1996, the company then known as The Dun & Bradstreet Corporation ("D&B") and now known as R.H. Donnelley Corporation ("Donnelley") separated into three public companies by spinning off ACNielsen Corporation ("ACNielsen") and the company then known as Cognizant Corporation ("Cognizant") (the "1996 Spin-Off"). Cognizant is now known as Nielsen Media Research, Inc., a subsidiary of The Nielsen Company, formerly known as VNU N.V. ("NMR"). The agreements effecting the 1996 Spin-Off allocated tax-related liability with respect to certain prior business transactions (the "Legacy Tax Controversies") between D&B and Cognizant. The D&B portion of such liability is now shared among Donnelley and certain of its former affiliates (the "Donnelley Parties"), and the Cognizant portion of such liability is shared between NMR and us pursuant to the agreements effecting Cognizant's spin-off of the Company in 1998 (the "1998 Spin-Off").

        The underlying tax controversies with the Internal Revenue Service (the "IRS") have substantially all been resolved and we paid to the IRS the amounts that we believed were due and owing. In the first quarter of 2006, Donnelley indicated that it disputed the amounts contributed by us toward the resolution of these matters based on the Donnelley Parties' interpretation of the allocation of liability under the 1996 Spin-Off agreements. The Donnelley Parties on the one hand, and NMR and we, on the other hand, have attempted to resolve these disputes through negotiation. The 1996 Spin-Off agreements provide that if the parties cannot reach agreement through negotiation they must arbitrate the disputes. We intend to vigorously defend ourselves with respect to such disputes. As of December 31, 2007, we had a reserve of approximately $21,800 (liability and interest, net of tax benefit) for these matters.

        On August 14, 2006, the Donnelley Parties commenced arbitration regarding one of these disputes (referred to herein as the "Dutch Partnership Dispute") by filing a Notice of Arbitration and Statement of Claim (the "Donnelley Statement") with the American Arbitration Association International Center for Dispute Resolution (the "AAA"). In the Donnelley Statement, the Donnelley Parties claim that we and NMR collectively owe approximately an additional $10,800 with respect to the Dutch Partnership Dispute; (if determined liable, our share of this amount would be approximately $5,400). On October 16, 2006, we and NMR filed a Statement of Defense denying all claims made by the Donnelley Parties in the Donnelley Statement. In October 2007, a hearing on the merits of the parties' claims took place before an AAA arbitration panel, and on December 6, 2007, the panel issued a Partial Award. In the Partial Award, the panel directed the parties to attempt to agree on the allocation of liability between the parties for the tax controversy underlying the Dutch Partnership Dispute, in accordance with principles set out in the Partial Award. The Donnelley Parties have submitted to us and NMR their proposed calculation of that allocation, which shows an underpayment by each of us and NMR of approximately $7,100. The Donnelley Parties have also claimed interest, the costs of the arbitration proceeding and their attorneys' fees, the amounts of which have not been specified. We and NMR dispute the Donnelley Parties' computation and additional claims and are in the process of preparing our own calculation of the allocation of liability. Further arbitration proceedings to resolve these disputes are likely, and we continue to believe our reserve for this matter is adequate.

        THE PARTNERSHIP (TAX YEAR 1997).    The IRS is seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense with respect to a partnership now substantially owned by us (the "Partnership") on the Partnership's 1997 tax return. During 1997, the Partnership was substantially owned by Cognizant, but liability for this matter was allocated to us pursuant to the agreements effecting the 1998 Spin-Off. We have filed a formal protest relating to the proposed assessment for 1997 with the IRS Office of Appeals. We are attempting to resolve this matter in the administrative appeals process before proceeding to litigation if necessary. If the IRS were to ultimately prevail in its position, our liability (tax and interest, net of tax benefit) with respect to tax year 1997 would be approximately $21,600, which amount we have reserved in current accrued income taxes payable at December 31, 2007 (See Note 12 to the Consolidated Financial Statements).

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT*

        Officers are appointed by the Board of Directors to hold office until their respective successors are chosen and qualified. Listed below are the executive officers of IMS at February 15, 2008 and brief summaries of their business experience during the past five years.

Name	Title	Age
David R. Carlucci	Chairman, Chief Executive Officer and President**	53
Gilles V. J. Pajot	Executive Vice President and Chief Operating Officer	58
Bruce F. Boggs	Senior Vice President, Marketing and External Affairs	55
Leslye G. Katz	Senior Vice President and Chief Financial Officer	53
Kevin C. Knightly	Senior Vice President, Business Line Management	47
Kevin S. McKay	Senior Vice President, Customer Delivery and Development	54
Karla L. Packer	Senior Vice President, Human Resources	48
Robert H. Steinfeld	Senior Vice President, General Counsel and Corporate Secretary	54
John R. Walsh	Senior Vice President, Strategy and Business Development	53
Jeffrey J. Ford	Vice President and Treasurer	43
Adel Al-Saleh	President, IMS Europe, Middle East and Africa ("EMEA")	44
William J. Nelligan	President, IMS Americas	47

*
Set forth as a separate item pursuant to Item 401(b) of the Securities and Exchange Commission's Regulation S-K.

**
Member of the Board of Directors.

        Mr. Carlucci was appointed Chairman, Chief Executive Officer and President of IMS in April, 2006, Chief Executive Officer and President in January, 2005 and President and Chief Operating Officer in October, 2002. Before joining IMS, Mr. Carlucci was General Manager, IBM Americas, which comprises all of IBM's sales and distribution operations in the U.S., Canada and Latin America from January, 2000 to January, 2002. Prior to that, Mr. Carlucci held roles of increasing responsibility at IBM, including General Manager, IBM's S/390 Division from January, 1998 to January, 2000; Chief Information Officer from February, 1997 to January, 1998; General Manager, IBM Printing Systems Company from July, 1995 to January, 1997; Vice President, systems, industries and services, Asia Pacific from January, 1993 to July, 1995; and Vice President, marketing and channel management, IBM Personal Computer Company—North America from February, 1990 to December, 1992. He joined IBM in 1976 as a Sales Representative.

        Mr. Pajot was appointed Executive Vice President and Chief Operating Officer in January, 2007. Mr. Pajot was Executive Vice President and President, Global Business Management from January, 2006 to January, 2007. From November, 2000 to January, 2006, Mr. Pajot was Executive Vice President and President, IMS EMEA. From July, 1998 to November, 2000, he served as President of IMS EMEA Region. Mr. Pajot joined IMS's predecessor company, Cognizant Corporation, in December, 1997 as President of IMS Europe. Previously, Mr. Pajot worked for 20 years with Pharmacia & Upjohn and its predecessor company, serving as Senior Vice President at Pharmacia & Upjohn from July, 1997 to December, 1997, with responsibility for global restructuring initiatives following the 1995 merger of Pharmacia & Upjohn. From November, 1995 to July, 1997, he was Senior Vice President of

Pharmacia & Upjohn's Europe, Middle East and Africa Region. Prior to that, he served as Executive Vice President, Worldwide Pharmacia AB from September, 1994 to November, 1995.

        Mr. Boggs was appointed Senior Vice President Marketing and External Affairs in November, 2006. From January, 2004 to November, 2006, Mr. Boggs was Senior Vice President and President, IMS Americas. He joined IMS in August, 2002 as Senior Vice President of U.S. Sales. Before joining IMS, Mr. Boggs was General Manager for IBM's Personal Systems Group—Americas, from September, 1998 to August, 2002. Prior to that, he held roles of increasing responsibility at IBM, including Director, Health and Public Sector Industries, General Manager of Healthcare for North America, and Corporate Director of Strategic Development. Mr. Boggs joined IBM in 1976 as a Marketing Representative.

        Ms. Katz was appointed Senior Vice President and Chief Financial Officer in January, 2007. She served as Vice President and Controller of IMS from October, 2001 to January, 2007. Prior to that, Ms. Katz served as Vice President and Chief Financial Officer of American Lawyer Media, Inc., a legal journalism and information company, from September, 1998 to July, 2001. She was Vice President and Treasurer of IMS's predecessor company, Cognizant Corporation, from August, 1996 to August, 1998. Ms. Katz held a number of senior financial management positions at The Dun & Bradstreet Corporation from 1980 to 1996.

        Mr. McKay was appointed Senior Vice President, Customer Delivery and Development in April, 2004. Mr. McKay joined IMS in September, 2003 as Senior Vice President, Business Transformation. Prior to joining IMS, Mr. McKay was Chief Executive Officer of Verticalnet, Inc., a provider of supply management software and services, from April, 2002 to December, 2002. From November, 2000 to April, 2002, Mr. McKay was Chief Executive Officer of Capita Technologies, a technology service provider. From August, 1998 to April, 2000, Mr. McKay was Chief Executive Officer of SAP America, Inc. Mr. McKay joined SAP America, Inc. in June, 1995 as Chief Financial Officer and served as Chief Financial Officer and Chief Operating Officer of that company from December, 1995, to August, 1998. Prior to joining SAP, Mr. McKay was Executive Vice President and Corporate Controller at Sony Electronics. Prior to joining Sony, Mr. McKay was employed by the accounting firm Price Waterhouse for approximately twelve years.

        Ms. Packer was appointed Senior Vice President, Human Resources in May, 2007. From September, 2002 to February, 2006, she was Vice President, Human Resources for IAC/InterActiveCorp, an electronic commerce business. IAC includes such brands as Ticketmaster, the Home Shopping Network, Lending Tree, Expedia, and Ask.com. Prior to joining IAC, she was Chief Administrative Officer at Spencer Trask and Co., a venture capital firm, from May, 2001 to September, 2002. From January, 1994 to February, 2000, she held human resources roles of increasing scope and responsibility at Avon Products, culminating in Vice President, Global Human Resources. Prior to joining Avon, Ms. Packer was employed by IBM for fourteen years in various roles in the areas of human resources, information systems, sales and marketing.

        Mr. Steinfeld was appointed Senior Vice President, General Counsel and Corporate Secretary in November, 2000. He was appointed Vice President, Taxes in June, 1998, and named Senior Vice President, Tax and Corporate Development in August, 2000. Mr. Steinfeld joined IMS's predecessor company, Cognizant Corporation, in February, 1997 as Director of Taxes and became Vice President Taxes of that company in April, 1998. From September, 1993 to February, 1997, he was Vice President, Taxation at Ultramar Corporation, a multinational petroleum refining and marketing company. From 1991 to 1993, he served as Vice President, Taxes at GAF Corporation and its publicly traded subsidiary, International Specialty Products, Inc. Prior to that, Mr. Steinfeld was a Partner and Chairman of the Tax Department at the law firm of Webster & Sheffield.

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

        Mr. Walsh was appointed Senior Vice President, Strategy and Business Development in August, 2007. From February, 2004 to August, 2007, he served as Vice President, Corporate Development. From February, 2003 to February, 2004, he served as Vice President, Corporate Development and Treasurer. From July, 2002 to February, 2003, Mr. Walsh served as Vice President and Treasurer and from November, 2001 to July, 2002, he served as Vice President—Investor Relations and Treasurer. From July, 1998 to November, 2001, he served as Vice President—Investor Relations. Mr. Walsh joined IMS's predecessor company, Cognizant Corporation, in April, 1997 as Director—Financial Planning. Prior to that he served in various capacities in Finance for MCI Communications Corporation from 1985 to 1997.

        Mr. Knightly was appointed Senior Vice President, Business Line Management in August, 2007. From January, 2006 to August, 2007, he served as President, IMS EMEA Region. From January, 2003 to January, 2006, he served as Senior Vice President, Marketing and Major Markets, EMEA. From 2001 to 2003, Mr. Knightly was Senior Vice President of Operations IMS Europe and from 1998 to 2001 he was Chief Financial Officer of IMS Europe. Mr. Knightly joined IMS's predecessor company, Cognizant Corporation, in 1991 as Vice President Finance, Market Research Division of IMS America in 1991, and from January, 1994 to June, 1998, Mr. Knightly served as Chief Financial Officer of IMS America. Prior to that, Mr. Knightly held a number of senior financial management positions at The Dun & Bradstreet Corporation from 1983 to 1991.

        Mr. Al-Saleh was appointed President, IMS EMEA Region in August, 2007. From January, 2007 to August, 2007, he was Senior Vice President, Sales and Major Countries, IMS EMEA Region. From February, 1988 to December, 2006, Mr. Al-Saleh held roles of increasing scope and responsibility at IBM spanning product development, brand management, sales, and general management across multiple regions in the world. Most recently he was Vice President, Sales for IBM Northeast Europe, responsible for business across all industries and brands in the region from April, 2005 to December, 2006. From June, 2003 to April, 2005, Adel held the position of IBM Vice President Communication Sector, Americas, where he was responsible for Telecommunications, Energy and Utilities, and Media and Entertainment business in North and South America. From June, 2001 to June, 2003 Adel was IBM Global General Manager of Wireless business unit.

        Mr. Nelligan was appointed President, IMS Americas in November, 2006. From July, 2004 to November, 2006, Mr. Nelligan served as Senior Vice President, Strategic Partners, IMS Americas. Prior to that, Mr. Nelligan served as President, IMS Asia Pacific from December, 2001 to July, 2004. Mr. Nelligan joined IMS as Senior Vice President, Emerging Markets in September, 2000. Before joining IMS, Mr. Nelligan served as vice president of Wind Corporation, a global sourcing service provider in the hardware component marketplace from 1999 to 2000. Prior to that, he was a director of international business for Goodway Technologies, an industrial products manufacturer from 1997 to 1999. From 1989 to 1997, Mr. Nelligan held various sales and marketing and international business development positions with Medical Economics, Inc., a member of the Thomson Healthcare Information Group, an operating unit of Thomson Corporation.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The principal market on which our Common Stock is traded is the NYSE. Information relating to the high and low sales prices per share of our Common Stock for each full quarterly period during 2006 and 2007 is set forth under the heading "IMS Health Common Stock Information" in Part II, Item 7 of this Annual Report on Form 10-K. As of February 15, 2008, there were 4,018 holders of record of our Common Stock.

        Information relating to our payment of dividends during 2006 and 2007 is set forth under the heading "Dividends" in Part II, Item 7 of this Annual Report on Form 10-K.

        The following table provides information about our purchase during the quarter ended December 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs(1)
October 1–31, 2007	1,555,000	24.57	1,555,000	1,720,230
November 1–30, 2007	1,720,230	24.12	1,720,230	—
December 1–31, 2007	—	—	—	20,000,000

Total	3,275,230	—	3,275,230	20,000,000

(1)
In December 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000,000 shares. As of December 31, 2007, no shares remained available for repurchase under the December 2006 program. In December 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000,000 shares. As of December 31, 2007, 20,000,000 shares remained available for repurchase under the December 2007 program. Unless terminated earlier by resolution of our Board of Directors, this program will expire when we have repurchased all shares authorized for repurchase thereunder.

        Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

PERFORMANCE GRAPH

	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007	Compound Annual Return Rate
IMS HEALTH INCORPORATED	$100.00	$156.08	$146.23	$157.55	$174.57	$147.01	8.0%
Pharmaceutical Services Group(1)	100.00	108.64	106.61	137.67	133.69	145.29	7.8%
S&P 500 Pharmaceutical	100.00	108.79	100.74	97.36	112.83	118.08	3.4%
S&P 500	100.00	128.67	142.62	149.63	173.32	182.85	12.8%

Notes:

(1)
The Pharmaceutical Services Group consisted of Cardinal Health, Covance, Dendrite International, McKesson, and NDCHealth as of 12/31/02. NDCHealth is included through 12/31/2005. It was acquired January 2006 by per-Se, which was subsequently acquired by McKesson. Dendrite International is included through May 8, 2007, the date it was acquired by Cegedim. As of 12/31/07, the Pharmaceutical Services Group is comprised of only the three remaining companies, Cardinal Health, Covance and McKesson and will be discontinued going forward.

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

Executive Summary

OUR BUSINESS

        IMS Health Incorporated ("we," "us" or "our") is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. We offer leading-edge market intelligence products and services that are integral to our clients' day-to-day operations, including portfolio optimization capabilities; launch and brand management solutions; sales force effectiveness innovations; managed markets and consumer health offerings; and consulting and services solutions that improve ROI and the delivery of quality healthcare worldwide. Our information products are developed to meet client needs by using data secured from a worldwide network of suppliers in more than 100 countries. Key information products include:

  •
  Sales Force Effectiveness to optimize sales force productivity and territory management;

  •
  Portfolio Optimization to provide clients with insights into market opportunity and business development assessment; and

  •
  Launch, Brand Management and Other to support client needs relative to market segmentation and positioning, life cycle management for prescription and consumer health products and health economics and outcomes research offerings.

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

PERFORMANCE OVERVIEW

        Operating revenue grew 11.9% to $2,192,571 in 2007 compared to $1,958,588 in 2006. The increase in our operating revenue resulted from growth in revenue in all three of our business lines. Our operating income decreased 11.5% to $393,279 in 2007 compared to $444,186 in 2006. The decline in operating income was a result of increased operating revenue, offset by increases in severance, impairment and other charges and selling and administrative expenses, as discussed below. Our net income was $234,040 in 2007 compared to $315,511 in 2006, due to the Non-Operating Loss, net items discussed below and certain tax items as discussed in Note 12 to the Consolidated Financial Statements. Our diluted earnings per share of Common Stock was $1.18 for 2007, a $0.35 per share decrease compared with 2006.

RESULTS OF OPERATIONS

        RECLASSIFICATIONS.    Certain prior-year amounts have been reclassified to conform to the 2007 presentation.

        REFERENCES TO CONSTANT DOLLAR RESULTS.    We report results in U.S. dollars but we do business on a global basis. Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. dollars and have important effects on our results. In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms. We believe this information facilitates a comparative view of business growth. In 2007, the U.S. dollar was generally weaker against other currencies as compared to 2006. As a result, growth at constant dollar exchange rates was generally lower than growth at actual currency exchange rates. See "How Exchange Rates Affect Our Results" below for a more complete discussion regarding the impact of foreign currency translation on our business.

				% Variance
	Years ended December 31,
				2007 vs. 2006	2006 vs. 2005
	2007	2006	2005
Information and analytics revenue (I&A)	$1,710,205	$1,599,063	$1,478,138	7.0%	8.2%
Consulting and services revenue (C&S)	482,366	359,525	276,653	34.2	30.0

Operating Revenue	2,192,571	1,958,588	1,754,791	11.9%	11.6%

Operating costs of I&A	721,429	659,841	602,044	9.3	9.6
Direct and incremental costs of C&S	237,066	188,939	157,045	25.5	20.3
External-use software amortization	48,609	43,297	39,142	12.3	10.6
Selling and administrative expenses	625,850	542,524	452,331	15.4	19.9
Depreciation and other amortization	77,648	73,785	65,481	5.2	12.7
Severance, impairment and other charges	88,690	—	—	—	—
Merger costs	—	6,016	17,928	—	(66.4)

Operating Income	$393,279	$444,186	$420,820	(11.5)%	5.6%

OPERATING INCOME

        Our operating income for 2007 decreased 11.5% to $393,279 from $444,186 in 2006. The change was due to the increase in our operating revenue, offset by increases in severance, impairment and other charges, operating costs of Information and Analytics ("I&A") driven by increased costs of data, selling and administrative expenses driven by investments in consulting and services capabilities and the absence of merger costs. Absent the impact of 2007 severance, impairment and other charges, and 2006 merger costs, our non-GAAP operating income increased by 7.1% at reported exchange rates and 5.8% in constant dollar terms (see "Reconciliation of U.S. GAAP Operating Income to Non-GAAP Operating Income" at the end of this Item 7).

        Our operating income for 2006 increased 5.6% to $444,186 from $420,820 in 2005. The change was due to the increase in our operating revenue, offset by increases in our operating costs of I&A, direct and incremental costs of Consulting and Services ("C&S") and selling and administrative expenses driven by increased cost of data, investments in consulting and services capabilities, the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004), "Share Based Payment," ("SFAS 123R") and decreased merger costs, as discussed below. Excluding the effects of our adoption of SFAS 123R and merger costs, our non-GAAP operating income increased 11.7% on a reported basis and 11.5% in constant dollar terms.

OPERATING REVENUE

        Our operating revenue for 2007 grew 11.9% to $2,192,571 from $1,958,588 in 2006 and grew 11.6% in 2006 to $1,958,588 from $1,754,791 in 2005. On a constant dollar basis our operating revenue growth was 8.1% in 2007 and 11.1% in 2006. The increases in our operating revenue resulted from growth in revenue in all three of our business lines, together with the effect of currency translation. On a constant dollar basis, acquisitions completed in 2007 and 2006 contributed 2.1 percentage points of our operating revenue growth during 2007, while acquisitions completed in 2006 and 2005 contributed 2.3 percentage points of our operating revenue growth during 2006.

SUMMARY OF OPERATING REVENUE

				% Variance 2007 vs. 2006		% Variance 2006 vs. 2005
	Years ended December 31,
					Constant Dollar		Constant Dollar
	2007	2006	2005	Reported		Reported
Sales Force Effectiveness	$1,004,638	$927,218	$846,466	8.3%	4.9%	9.5%	9.0%
Portfolio Optimization	627,808	555,595	489,570	13.0	9.2	13.5	13.1
Launch, Brand and Other	560,125	475,775	418,755	17.7	13.1	13.6	12.8

Operating Revenue	$2,192,571	$1,958,588	$1,754,791	11.9%	8.1%	11.6%	11.1%

  •
  Sales Force Effectiveness:  The Americas contributed more than one-half and Asia Pacific contributed more than one-quarter to the revenue growth in 2007. The Americas, EMEA and Asia Pacific regions contributed about equally to the revenue growth in 2006.

  •
  Portfolio Optimization:  The Americas and EMEA both contributed about one-half to the revenue growth in 2007. EMEA contributed more than one-half and the Americas contributed about one-quarter to the growth during 2006.

  •
  Launch, Brand Management and Other:  The Americas contributed more than one-half and EMEA contributed more than one-third to the revenue growth in 2007. The Americas contributed more than three-quarters toward the growth in 2006.

        C&S revenue, as included in the business lines above, was $482,366 in 2007, up 34.2% from $359,525 in 2006 (up 29.1% on a constant dollar basis). Approximately one-third of the C&S revenue growth for 2007 was attributable to acquisitions completed in 2007 and 2006. C&S revenue was $359,525 in 2006, up 30.0% from $276,653 in 2005 (up 28.5% on a constant dollar basis). More than one-third of the 2006 C&S revenue growth was attributable to acquisitions completed in 2006 and 2005.

OPERATING COSTS OF INFORMATION AND ANALYTICS

        Operating costs of I&A include costs of data, data processing and collection and costs attributable to personnel involved in production, data management and delivery of our I&A offerings.

        Our operating costs of I&A grew 9.3% to $721,429 in 2007 from $659,841 in 2006. In 2006, our operating costs of I&A grew 9.6% to $659,841 from $602,044 in 2005.

  •
  Foreign Currency Translation:  The effect of foreign currency translation increased our operating costs of I&A by approximately $29,000 in 2007 as compared to 2006. The effect of foreign currency translation increased our operating costs of I&A by approximately $2,000 for 2006 as compared to 2005.

  •
  SFAS 123R:  The effect of the adoption of SFAS 123R increased our operating costs of I&A by approximately $4,000 in 2006 as compared to 2005 (see Note 11 to our Consolidated Financial Statements).

        Excluding the effect of the change due to foreign currency translation, our operating costs of I&A grew 4.9% in 2007 compared to 2006. Excluding the effect of SFAS 123R and the change due to foreign currency translation, our operating costs of I&A grew 8.6% in 2006 as compared to 2005.

  •
  Data:  Data costs increased by approximately $35,000 in 2007 as compared to 2006. Data costs increased by approximately $32,000 in 2006 as compared to 2005.

  •
  Production, Client Services and Other:  Production, client services and other costs decreased by approximately $2,000 in 2007 compared to 2006. Production, client services and other costs increased by approximately $20,000 in 2006 compared to 2005.

DIRECT AND INCREMENTAL COSTS OF CONSULTING AND SERVICES

        Direct and incremental costs of C&S include the costs of consulting staff directly involved with delivering revenue-generating engagements, related accommodations and the costs of primary market research data purchased specifically for certain individual C&S engagements. Direct and incremental costs of C&S do not include an allocation of direct costs of data that are included within operating costs of I&A.

        Our direct and incremental costs of C&S grew 25.5% to $237,066 in 2007 from $188,939 in 2006. Our direct and incremental costs of C&S grew 20.3% to $188,939 in 2006 from $157,045 in 2005.

  •
  Foreign Currency Translation:  The effect of foreign currency translation increased our operating costs of C&S by approximately $11,000 in 2007 as compared to 2006. The effect of foreign currency translation increased our operating costs of C&S by approximately $2,000 for 2006 as compared to 2005.

  •
  SFAS 123R:  The effect of the adoption of SFAS 123R increased our operating costs of C&S by approximately $2,000 in 2006 as compared to 2005 (see Note 11 to our Consolidated Financial Statements).

        Excluding the effect of the change due to foreign currency translation, our operating costs of C&S grew 19.7% in 2007 compared to 2006. Excluding the effect of SFAS 123R and the change due to foreign currency translation, our operating costs of C&S grew 17.5% in 2006 as compared to 2005.

  •
  C&S costs increased by approximately $37,000 in 2007 as compared to 2006 and approximately $28,000 in 2006 as compared to 2005 due to increased labor, accommodations and primary market research data expense, all directly related to C&S revenue growth.

EXTERNAL-USE SOFTWARE AMORTIZATION

        Our external-use software amortization charges represent the amortization associated with software we capitalized under the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Our external-use software amortization charges grew 12.3% to $48,609 in 2007 from $43,297 in 2006 due to increased software amortization associated with new products. Our external-use software amortization charges grew 10.6% to $43,297 in 2006 from $39,142 in 2005 due to increased software amortization associated with new products.

SELLING AND ADMINISTRATIVE EXPENSES

        Our selling and administrative expenses consist of the expenses attributable to sales, marketing and administration, including human resources, legal, management and finance. Our selling and administrative expenses grew 15.4% in 2007, to $625,850 from $542,524 in 2006. Our selling and administrative expenses grew 19.9% in 2006, to $542,524 from $452,331 in 2005.

  •
  Foreign Currency Translation:  The effect of foreign currency translation increased our selling and administrative expenses by approximately $26,000 for 2007 as compared to 2006. The effect of foreign currency translation increased our selling and administrative expenses by approximately $4,000 for 2006 as compared to 2005.

  •
  SFAS 123R:  The effect of the adoption of SFAS 123R increased our selling and administrative expenses by approximately $33,000 in 2006 as compared to 2005 (see Note 11 to our Consolidated Financial Statements).

        Excluding the effect of the change in foreign currency translation, our selling and administrative expenses grew 10.6% in 2007 compared to 2006. Excluding the effect of SFAS 123R and the change due to foreign currency translation, our selling and administrative expenses grew 11.6% in 2006 as compared to 2005.

  •
  Sales and Marketing:  Sales and marketing expense increased by approximately $17,000 in 2007, compared to 2006 and in 2006, compared to 2005 to support operating revenue growth.

  •
  Consulting:  Consulting and services expenses increased by approximately $43,000 in 2007, compared to 2006 to support growth. Consulting and services expenses increased by approximately $28,000 in 2006, compared to 2005 to support growth.

  •
  Administrative and Other:  Administrative and other expenses decreased by approximately $3,000 in 2007, compared to 2006. Administrative and other expenses increased by approximately $8,000 in 2006, compared to 2005 to support growth.

DEPRECIATION AND OTHER AMORTIZATION

        Our depreciation and other amortization charges increased 5.2% to $77,648 in 2007 from $73,785 in 2006, due to higher internal-use software amortization. Our depreciation and other amortization charges increased 12.7% to $73,785 in 2006 from $65,481 in 2005 due to higher amortization of intangible assets resulting from acquisitions made during 2005 and 2006, and increased internal-use software amortization.

SEVERANCE, IMPAIRMENT AND OTHER CHARGES

        During the fourth quarter of 2007, we recorded an $88,690 pretax charge for severance, impairment and other charges, related to a plan to streamline the business. The charge consists of termination benefits for approximately 1,070 employees worldwide as well as asset impairment charges and related contract payments to be incurred with no future economic benefit based on our decision to abandon certain products in our EMEA region. See below and Note 6 to our Consolidated Financial Statements.

MERGER COSTS

        During 2005, we incurred merger costs of $17,928 for professional fees in connection with a proposed merger (which was ultimately terminated) with The Nielsen Company ("Nielsen"), formerly known as VNU N.V., a Dutch company. We incurred additional merger costs of $6,016 in 2006 for investment banker fees and expenses related to a payment received from Nielsen in accordance with the terms of the merger termination agreement (see Other Income (Expense), net below). See Note 16 to our Consolidated Financial Statements for a description of the events surrounding the terminated merger with Nielsen.

TRENDS IN OUR OPERATING MARGINS

        Our operating margin for 2007 was 17.9%, as compared to 22.7% in 2006. The decrease in our operating margin is partly due to the 2007 charge for severance, impairment and other. Excluding the 2006 merger costs and the 2007 charge for severance, impairment and other, our non-GAAP operating margin decreased from 23.0% in 2006 to 22.0% in 2007 (see "Reconciliation of U.S. GAAP Operating Income to Non-GAAP Operating Income" at the end of this Item 7). A decrease of approximately 0.6 percentage points in operating margin for 2007 was due to foreign exchange fluctuations. In addition, margins were negatively impacted by increased cost of data and our continuing investments in new products and consulting and services capabilities.

        Our operating margin for 2006 was 22.7%, as compared to 24.0% in 2005. The decrease in our operating margin is due to the adoption of SFAS 123R, partially offset by an $11,912 decrease in merger costs from 2005 to 2006. Excluding the effect of SFAS 123R in 2006 and merger costs in both 2006 and 2005, our non-GAAP operating margin would have remained constant at 25.0% in 2006 and 2005.

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

NON-OPERATING INCOME (LOSS), NET

        Our non-operating loss, net increased to a loss of $43,684 in 2007 from a gain of $4,559 in 2006. Our non-operating income, net decreased to a gain of $4,559 in 2006 from a gain of $33,433 in 2005. The annual changes were due to the following factors:

        Interest Expense, net: Net interest expense was $29,746 in 2007, compared with $34,972 in 2006 due to lower borrowing costs. Net interest expense was $34,972 in 2006, compared with $12,715 in 2005 due to higher debt levels and higher interest rates.

        Gains from Investments, net: Gains from investments, net, amounted to a net gain of $2,317 in 2007 compared to a net gain of $2,250 in 2006 and a net gain of $4,713 in 2005. The net gain in 2007 was a result of the final distribution from our Enterprise portfolio, offset by related management fees. The net gain in 2006 was a result of the sale of our investment in Allscripts Healthcare Solutions, Inc., partially offset by management fees related to our Enterprise portfolio and write-downs related to other-than-temporary declines in the value of our venture capital investments. The net gain in 2005 was due to $1,690 of gains from the sale of investments, net of management fees and write-downs related to the assessment of other-than-temporary declines in the value of investments. In addition, we had gains from investments of $3,023 in 2005 as a result of the divestiture of a 20% interest we had in a German company that was disposed of in connection with the acquisition of our remaining 50% interest in IHA.IMS Health GmbH ("IHA").

        Other Income (Expense), net: Other expense, net, grew by $53,536 in 2007 to expense of $16,255 from income of $37,281 in 2006 due to the receipt of $45,000 in 2006 from Nielsen as result of the agreement to terminate the proposed merger (see Note 16 to our Consolidated Financial Statements). In addition, this expense is a result of net foreign exchange losses of $9,565 and minority interest expense of $7,795 in 2007, compared with net foreign exchange losses of $6,074 and minority interest expense of $4,517 in 2006. Other income, net, decreased in 2006 to $37,281 from $41,435 in 2005 due to foreign exchange losses of $6,074 in 2006 as compared to foreign exchange gains of $29,800 in 2005, partially offset by a $45,000 payment received in 2006 from Nielsen related to the terminated merger between IMS and Nielsen. See Note 16 to our Consolidated Financial Statements.

TAXES

        Our effective tax rate was 33.1% in 2007, compared with 29.7% in 2006 and 37.5% in 2005. Our effective tax rate for 2007 was impacted by a favorable non-U.S. audit settlement for tax years 1998 through 2002 (approximately $16,500), a tax charge (approximately $7,500) to revalue net deferred tax assets arising from the enactment of the German 2008 Business Tax Reform Act which reduced the German federal tax rate from 25% to 15% and a reorganization of certain non-U.S. subsidiaries (approximately $12,440). We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. As a result of this adoption, we recognized an increase in liabilities for uncertain tax positions of approximately $51,800 and a corresponding reduction to the January 1, 2007 retained earnings balance. As of the adoption date, we had approximately $117,200 of gross unrecognized tax benefits, of which $107,600, if recognized, would favorably affect the effective tax rate. We recognize interest expense and penalties related to unrecognized tax benefits in income tax expense. As of the adoption date, we had recorded interest and penalties of approximately $13,500. We file numerous consolidated and separate income tax returns in the U.S. (federal and state) and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal income tax examinations for years before 2004 and are no longer subject to state and local income tax examination by tax authorities for years before 1997. As well, with few exceptions, we are no longer subject to examination by tax authorities in material non-U.S. jurisdictions prior to 2003. It is reasonably possible that within the next twelve months we could realize approximately $11,200 of unrecognized benefits; $9,700 as a result of the termination of a non-U.S. agreement and $1,500 as a result of the expiration of certain statutes of limitation. The IRS is currently auditing our 2004 and 2005 federal income tax returns. It is reasonably possible that this audit may conclude within the next twelve months. To date, no material adjustments have been proposed as a result of this audit. At this time, it is not reasonably possible to estimate the impact of the resolution of this audit on our financial statements. For the twelve months ended December 31, 2007 we recorded approximately $21,100 of tax expense related to uncertain tax positions that if recognized, would favorably affect the effective tax rate. Included in this amount is approximately $12,600 of interest and penalties.

        The effective tax rate for 2006 decreased compared to 2005 due to a favorable U.S. partnership audit settlement of approximately $69,200 for the tax years 1998 through 2003 and a favorable U.S. corporate audit settlement of approximately $17,600 for the tax years 2000 through 2003. The tax rate for 2006 was also impacted by approximately $27,650 of tax expense associated with a reorganization of certain non-U.S. subsidiaries, of which approximately $6,200 was incurred in the fourth quarter. Further, approximately $24,900 of tax expense was recorded in 2006 related to disputes between us and NMR, on the one hand, and Donnelley and certain of its former affiliates on the other hand, as to the proper interpretation and allocation, of tax liabilities under the 1996 Spin-Off agreements (see Note 15 to our Consolidated Financial Statements).

        The 2005 effective tax rate was impacted due to $40,600 of tax expense from the repatriation of $647,000 of foreign earnings back to the U.S. pursuant to the American Jobs Creation Act of 2004 ("AJCA"). This was partially offset by a favorable non-U.S. audit settlement of approximately $29,200.

        For all periods presented, our effective tax rate was reduced as a result of global tax planning initiatives. While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate.

OPERATING RESULTS BY GEOGRAPHIC REGION

        The following represents selected geographic information for the regions in which we operate as of and for the years ended December 31, 2007, 2006 and 2005.

	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total IMS
Year Ended December 31, 2007:
Operating Revenue(4)	$975,754	$925,405	$291,412	—	$2,192,571
Operating Income (Loss)(5)	$326,285	$117,611	$111,120	$(161,737)	$393,279
Total Assets	$773,857	$982,998	$216,021	$271,328	$2,244,204

Year Ended December 31, 2006:
Operating Revenue(4)	$881,392	$812,153	$265,043	—	$1,958,588
Operating Income (Loss)(5)	$296,313	$109,449	$106,269	$(67,845)	$444,186
Total Assets	$648,989	$897,152	$178,284	$182,169	$1,906,594

Year Ended December 31, 2005:
Operating Revenue(4)	$779,855	$735,348	$239,588	—	$1,754,791
Operating Income (Loss)(5)	$285,095	$100,858	$103,989	$(69,122)	$420,820
Total Assets	$578,640	$791,210	$157,442	$445,728	$1,973,020

Notes to Geographical Financial Information:

(1)
Americas includes the United States, Canada and Latin America. Operating Revenue in the United States was $801,037, $717,603, and $633,118 in 2007, 2006, and 2005, respectively, and Total Assets were $613,146, $519,913, and $476,320 in 2007, 2006, and 2005, respectively.

(2)
EMEA includes countries in Europe, the Middle East and Africa.

(3)
Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region.

(4)
Operating Revenue relates to external customers and is based on the location of the customer. The Operating Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)
Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions' profitability. The Operating Income amounts for the geographic segments include the impact of foreign exchange in converting results into U.S. dollars. For the year ended December 31, 2007, Severance, impairment and other charges of $16,217, $62,849, and $4,386 for the Americas, EMEA, and Asia Pacific, respectively, are presented in Corporate and Other. $25,692 of Corporate and Other Operating Income (Loss) for 2006 has been reclassified into the regions ($9,507, $12,098 and $4,087 in the Americas, EMEA and Asia Pacific, respectively) to conform to the current year presentation. $15,976 of Corporate and Other Operating Income (Loss) for 2005 has been reclassified into the regions ($7,100, $6,695 and $2,181 in the Americas, EMEA and Asia Pacific, respectively) to conform to the current year presentation.

AMERICAS REGION

        Operating revenue growth in the Americas region was 10.7% in 2007 compared to 2006 and 13.0% in 2006 versus 2005. Excluding the effect of foreign currency translations, operating revenue grew 9.8% in 2007 compared to 2006 and 12.1% in 2006 compared to 2005. The growth in 2007 was driven one-third by Sales Force Effectiveness, more than one-third by Launch, Brand Management and Other and more than one-quarter by Portfolio Optimization. The growth in 2006 was driven more than one-half by Launch, Brand Management and Other business line and more than one-quarter by Sales Force Effectiveness.

        Operating income growth in the Americas region was 10.1% in 2007 compared to 2006 and 3.9% in 2006 versus 2005. The operating income growth reflects revenue growth in the region offset by increases in operating expenses of $64,000. Excluding the effect of foreign currency translations, operating income grew by 9.3% in 2007 as compared to 2006.

EMEA REGION

        Operating revenue growth in the EMEA region was 13.9% in 2007 compared to 2006 and 10.4% in 2006 versus 2005. Excluding the effect of foreign currency translations, operating revenue grew 6.3% in 2007 compared to 2006 and 9.2% in 2006 compared to 2005. The growth in 2007 was driven by Portfolio Optimization and Launch, Brand Management and Other. The growth in 2006 was driven more than one-third by Sales Force Effectiveness and more than one-half by Portfolio Optimization.

        Operating income in the EMEA region increased by 7.5% in 2007 compared to 2006 and 8.5% in 2006 versus 2005. The operating income growth reflects revenue growth in the region offset by increases in operating expenses of $105,000. Excluding the effect of foreign currency translations, operating income grew by 4.6% in 2007 as compared to 2006.

ASIA PACIFIC REGION

        Operating revenue in the Asia Pacific region grew by 9.9% in 2007 compared to 2006 and 10.6% in 2006 versus 2005. Excluding the effect of foreign currency translations, operating revenue grew 7.8% in 2007 compared to 2006 and 13.5% in 2006 compared to 2005. Sales Force Effectiveness was responsible for more than one-half the revenue growth in 2007 and three-quarters of the revenue growth in 2006.

        Operating income in the Asia Pacific region increased by 4.6% in 2007 compared to 2006 and 2.2% in 2006 versus 2005. The operating income growth reflects revenue growth in the region offset by increases in operating expenses of $22,000. Excluding the effect of foreign currency translations, operating income grew by 3.2% in 2007 compared to 2006.

How Exchange Rates Affect Our Results

        We operate globally, deriving a significant portion of our operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results. We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations. In 2007, foreign currency translation increased U.S. dollar revenue growth by approximately 3.8 percentage points, while the impact on operating income growth was an approximate decrease of 0.2 percentage points. In 2006, foreign currency translation increased U.S. dollar revenue growth by approximately 0.5 percentage point, while the impact on operating income growth was an approximate increase of 0.1 percentage point.

        Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Swiss Franc. Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are charged or credited to Cumulative translation adjustment in the Consolidated Statements of Shareholders' Equity. The effect of exchange rate changes during 2007 increased the U.S. dollar amount of Cash and cash equivalents by $17,442. The effect of exchange rate changes during 2006 increased the U.S. dollar amount of Cash and cash equivalents by $5,110. The effect of exchange rate changes during 2005 decreased the U.S. dollar amount of Cash and cash equivalents by $14,254.

Liquidity and Capital Resources

        Cash and cash equivalents increased by $60,903 during 2007 to $218,249 at December 31, 2007 compared to $157,346 at December 31, 2006. The increase reflects cash provided by operating activities of $466,888 and an increase in Cash and cash equivalents of $17,442 due to the effects of exchange rate changes, partially offset by cash used in investing activities of $272,208 and cash used in financing activities of $151,219.

        We currently expect that we will use our Cash and cash equivalents primarily to fund:

  •
  development of software to be used in our new products and capital expenditures to expand and upgrade our information technology capabilities and to build or acquire facilities to house our growing business (we currently expect to spend approximately $130,000 to $155,000 during 2008 for software development and capital expenditures);

  •
  acquisitions (see Note 4 to our Consolidated Financial Statements);

  •
  share repurchases (see Note 14 to our Consolidated Financial Statements);

  •
  dividends to our shareholders (we expect 2008 dividends will be $0.12 per share or approximately $22,000);

  •
  payments for tax-related matters, including the D&B Legacy Tax Matters discussed further in Note 15 to our Consolidated Financial Statements. Payments for certain of the D&B Legacy Tax Matters could be up to approximately $34,500 in 2008; and

  •
  pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $13,600 in 2008) (see Note 10 to our Consolidated Financial Statements).

        Net cash provided by operating activities amounted to $466,888 for the year ended December 31, 2007, an increase in cash provided of $110,769 over the comparable period in 2006. The increase relates to lower funding of accounts payable and accrued taxes, slower growth in accounts receivable and lower payments for accrued severance, impairment and other charges, partially offset by higher funding of prepaid expenses and other current assets and accrued and other liabilities during 2007. The increase in accounts receivable was driven by the increase in revenues and DSO (days sales outstanding) in 2007. DSO was approximately 6 days higher in 2007 as compared to 2006. As a result of the deterioration in DSO, we have put plans in place to improve our DSO performance over the coming quarters to be more in line with historical levels.

        Net cash used in investing activities amounted to $272,208 for the year ended December 31, 2007, an increase in cash used of $109,589 over the comparable period in 2006. The increase relates to higher payments for acquisitions of $39,286, higher capital expenditures of $33,689 related to new facilities and technology to upgrade our systems, higher costs for the development of software of $19,273 to be used in new products and internal systems and lower proceeds of $13,304 from the sale of capital assets in 2007 as compared to 2006.

        Net cash used in financing activities amounted to $151,219 for the year ended December 31, 2007, a decrease in cash used of $252,988 over the comparable period in 2006. This decrease was due to a decrease of $413,928 in purchases of our stock and an increase of $23,870 in proceeds from the exercise of stock options during 2007 as compared to 2006, partially offset by a decrease of $177,670 in debt proceeds net of debt repayments during 2007 as compared to 2006.

        Financing activities include cash dividends paid of $0.12 per share annually ($0.03 per share quarterly) in 2007 and 2006, which amounted to $23,886 and $24,337 during 2007 and 2006, respectively. The payments and level of cash dividends by IMS are subject to the discretion of the Board of Directors of IMS. Any future dividends, other than the $0.03 per share dividend for the first quarter of 2008, which was declared by the Board of Directors of IMS in February 2008, will be based on, and affected by, a number of factors, including the operating results and financial requirements of IMS.

Stock Repurchase Programs

        Our share repurchase program has been developed to buy opportunistically, when we believe that our share price provides us with an attractive use of our cash flow and debt capacity. As of February 25, 2008, approximately 10,000 shares remained available for purchase under our repurchase programs.

        On December 18, 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000 shares. From January 1, 2008 through February 25, 2008, we repurchased 10,000 shares under this authorization at a total cost of approximately $229,000. As of February 25, 2008, 10,000 shares remained available for repurchase under the December 2007 program.

        On December 19, 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in November 2007 at a total cost of $287,072.

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

        During 2007, we repurchased approximately 16,444 shares of outstanding Common Stock under these programs at a total cost of $466,479, including the repurchase of 6,135 shares on January 29, 2007 pursuant to an accelerated share repurchase program ("ASR"). As part of the ASR, we simultaneously entered into a forward contract for the final settlement of the ASR transaction which was indexed to the price of our Common Stock. The ASR agreement provided for the final settlement amount to be in our Common Stock if we were to owe an amount to the bank, or in either cash or additional shares of our Common Stock, at our sole discretion, if the bank were to owe an amount to us. As the agreement required us to deliver shares to the bank for final settlement, the forward contract element qualified for permanent equity classification and the fair value of the forward contract, which was zero at the contract's inception, was recorded in equity in accordance with the provisions of Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock." Subsequent changes in the fair value of the forward contract were not recorded as we continued to classify the forward contract as equity. Upon completion of the ASR in April 2007, we were required to pay approximately $6,000 in shares, and therefore issued 203 treasury shares, as full settlement of our obligation under the ASR. The total cost of the ASR was approximately $176,000 or $28.68 per share. We funded the ASR through our existing bank credit facilities (see Note 9 to our Consolidated Financial Statements). During 2006, we repurchased approximately 33,931 shares of outstanding Common Stock under these programs at a total cost of $880,407. The 2006 repurchases include the repurchase of 25,000 shares at a total cost of approximately $645,000 or $25.82 per share in January 2006 pursuant to an ASR. As the 2006 ASR provided for the final settlement of the contract in either cash or additional shares of our Common Stock at our sole discretion, the forward contract element of the 2006 ASR, which was indexed to the price of our Common Stock, was treated as permanent equity and subsequent changes in fair value were not recorded in accordance with the provisions of EITF 00-19. During 2005, we repurchased approximately 10,213 shares of outstanding Common Stock under these programs at a total cost of $246,507.

        These share repurchases positively impacted our diluted earnings per share by $0.01, $0.08 and $0.02 for the years ended December 31, 2007, 2006 and 2005, respectively.

        Shares acquired through our repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with SEC Rule 10b-18, with the exception of purchases pursuant to the 2006 and 2007 ASR.

Debt

        In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility. At December 31, 2007, our debt totaled $1,203,209, and management does not believe that this level of debt poses a material risk to us due to the following factors:

  •
  in each of the last three years, we have generated strong net cash provided by operating activities in excess of $300,000;

  •
  at December 31, 2007, we had $218,249 in worldwide Cash and cash equivalents;

  •
  at December 31, 2007, we had $446,597 of unused debt capacity under our existing bank credit facilities; and

  •
  we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

        The following table summarizes our long-term debt at December 31:

	2007	2006
4.6% Private Placement Note, principal payment of $150,000 due January 2008, net of interest rate swaps of $(981) and $(2,819), respectively	$149,019	$147,181
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000
1.70% Private Placement Note, principal payment of 34,395,000 Japanese Yen due January 2013	300,787	288,670
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 1.20%	397,973	249,097
Swiss Franc denominated borrowings at average floating rates of approximately 3.01%	54,730	59,258
U.S. Dollar denominated borrowings at average floating rates of approximately 5.49%	100,700	31,200
Bank Term Loan, principal payment of $50,000 due June, 2009 at average floating rate of approximately 5.21%	50,000	50,000

Total Long-Term Debt	$1,203,209	$975,406

        In July 2006, we entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks ("Revolving Credit Facility") replacing our existing $700,000 Amended and Restated Facility (see below). The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits. Total borrowings under the Revolving Credit Facility were $553,403 and $339,555 at December 31, 2007 and December 31, 2006, respectively, all of which were classified as long-term. In April 2004, we entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the "Unsecured Facility"). The Unsecured Facility replaced our lines of credit with several domestic and international banks. On March 9, 2005, we renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the "Amended and Restated Facility"). The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.

        We define long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement. Although the 4.6% Private Placement Notes principal payment of $150,000 is due within 365 days, we have the ability and intent to refinance the notes with another long-term debt arrangement and continue to classify them as long-term in compliance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced." See Note 19 to our Consolidated Financial Statements.

        In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 30 basis points and can vary based on our Debt to EBITDA ratio. The weighted average interest rates for our lines were 2.16% and 1.61% at December 31, 2007 and December 31, 2006, respectively. In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.075%. At December 31, 2007, we had approximately $446,597 available under our existing bank credit facilities.

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

        In January 2003, we closed a private placement transaction pursuant to which we issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%. We used the proceeds to pay down short-term debt. We also swapped $100,000 of our fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points. We accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We determined the fair values based on estimated prices quoted by financial institutions. The fair values of these swaps were $(981) and $(2,819) as of December 31, 2007 and December 31, 2006, respectively. These notes matured and were paid off in January 2008. We subsequently closed a private placement transaction in February 2008 to which we issued $105,000 of seven-year debt and $135,000 of ten-year debt (see Note 19 to our Consolidated Financial Statements).

        Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges. At December 31, 2007, we were in compliance with these financial debt covenants.

Severance, Impairment and Other Charges

        In response to healthcare marketplace dynamics, during the fourth quarter of 2007, we committed to a restructuring plan designed to eliminate approximately 1,070 positions worldwide in production and development, sales, marketing, consulting and services and administration. The plan also included the write-down of two impaired computer software assets and related contract payments to be incurred with no future economic benefit based on our decision to abandon certain products in our EMEA region. As a result, we recorded $88,690 of Severance, impairment and other charges as a component of operating income in the fourth quarter of 2007. The severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

        These charges were designed to strengthen client-facing operations worldwide, increase our operating efficiencies and streamline our cost structure. Some of the initiatives included in this plan are designed to better align our resources to help clients manage for change in a challenging climate.

        The severance and contract payments portion of the charge was approximately $75,043 and will all be settled in cash. We expect that all termination actions under the plan will be completed by the end of 2008.

	Severance related reserves	Contract related reserves	Asset write- downs	Total
Charge at December 31, 2007	$71,583	$3,460	$13,647	$88,690
2007 utilization	—	—	(13,647)	(13,647)

Balance at December 31, 2007	$71,583	$3,460	$—	$75,043

        We currently expect that cash outlays will be applied against the $75,043 balance remaining in the 2007 fourth quarter charge at December 31, 2007 as follows:

Year Ended December 31,	Outlays
2008	$60,015
2009	13,673
2010	1,169
2011	186

Total	$75,043

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

        All of the charge was settled in cash. We paid $166 during the first quarter of 2007 and there was no remaining accrual balance at December 31, 2007. All termination actions under this plan were completed by the end of 2006.

Severance related reserves
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(24,052)
2006 utilization	(12,220)
2007 utilization	(166)

Balance at December 31, 2007	$—

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

	Severance related reserves	Contract related reserves	Asset write- downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 utilization	(1,637)	(3,614)	—	(5,251)
2005 utilization	(378)	(6,747)	—	(7,125)
2006 utilization	—	(2,262)	—	(2,262)
2007 utilization	—	(455)	—	(455)
2007 reversals	—	(2,249)	—	(2,249)
Adjustments	(1,746)	67	1,679	—

Balance at December 31, 2007	$—	$—	$—	$—

        Approximately $9,958 of the 2003 charge related to a worldwide reduction in headcount of approximately 80 employees. These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

        The cash portion of the 2003 charge amounted to $30,586, of which we paid approximately $455, $2,262 and $7,125 during 2007, 2006 and 2005, respectively, related primarily to employee termination benefits and contract-related charges. There is no remaining accrual at December 31, 2007.

        During the fourth quarter of 2001, we completed the assessment of our Competitive Fitness Program. This program was designed to streamline operations, increase productivity and improve client service. In connection with this program, we recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income. As of December 31, 2007, approximately $1,367 remains to be utilized from 2008 to 2013 related to severance payments.

        In the first quarter of 2007, we reversed $2,889 of contract-related reserves from the 2001 and 2003 charges due primarily to the termination and settlement of exit related costs for an impaired lease. These amounts were reversed against Selling and administrative expenses in the Condensed Consolidated Statements of Income.

	Severance related reserves	Contract related reserves	Asset write- downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(455)	(1,232)	—	(1,687)
2005 utilization	(262)	(1,881)	—	(2,143)
2006 utilization	(264)	(1,887)	—	(2,151)
2007 utilization	(263)	(1,208)	—	(1,471)
2007 reversals	—	(640)	—	(640)
Adjustments	(688)	(274)	962	—

Balance at December 31, 2007	$1,367	$—	$—	$1,367

        We currently expect that the $1,367 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

Year Ended December 31,	Outlays
2008	$262
2009	262
2010	262
2011	262
2012	262
Thereafter	57

Total	$1,367

Contractual Obligations

        Our contractual obligations include facility leases, agreements to purchase data and telecommunications services, leases of certain computer and other equipment and projected pension and other postretirement benefit plan contributions. At December 31, 2007, the minimum annual payment under these agreements and other contracts that have initial or remaining non-cancelable terms in excess of one year are as listed in the following table:

	Year
	2008	2009	2010	2011	2012	Thereafter	Total
Operating Leases(1)	$36,089	$31,584	$29,502	$26,476	$21,768	$59,697	$205,116
Data Acquisition and Telecommunication Services(2)	145,006	112,094	85,084	38,579	13,772	2,419	396,954
Computer and Other Equipment Leases(3)	27,598	15,358	7,526	2,938	1,877	44	55,341
Projected Pension and Other Postretirement Benefit Plan Contributions(4)	12,896	—	—	—	—	—	12,896
Long-term Debt(5)	175,938	25,652	25,652	622,948	13,438	464,225	1,327,853
Other Long-term Liabilities Reflected on Consolidated Balance Sheet(6)	72,596	27,268	15,331	14,934	16,636	93,703	240,468

Total	$470,123	$211,956	$163,095	$705,875	$67,491	$620,088	$2,238,628

(1)
Rental expense under real estate operating leases for the years 2007, 2006 and 2005 was $35,646, $26,073 and $24,107, respectively.

(2)
Expense under data and telecommunications contracts for the years 2007, 2006 and 2005 was $165,230, $145,082 and $139,652, respectively.

(3)
Rental expense under computer and other equipment leases for the years 2007, 2006 and 2005 was $24,299, $23,021 and $19,912, respectively. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.

(4)
Our contributions to pension and other postretirement benefit plans for the years 2007, 2006 and 2005 were $9,473, $17,694 and $32,657, respectively. The estimated contribution amount shown for 2007 includes both required and discretionary contributions to funded plans as well as benefit payments from unfunded plans. The majority of the expected contribution shown for 2007 is required.

(5)
Amounts represent the principal balance plus estimated interest expense under our long-term debt (see Note 9 to our Consolidated Financial Statements).

(6)
Includes estimated future funding requirements related to pension and postretirement benefits (see Note 10 to our Consolidated Financial Statements) and the long-term portions of the 2001 severance, impairment and other charges (see Note 6 to our Consolidated Financial Statements). As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: long-term tax liabilities ($14,400), deferred taxes ($115,444), FIN 48 tax liability ($110,307) and other sundry items ($8,754).

        Under the terms of certain purchase agreements related to acquisitions made since 2002, we may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2008 and 2009. Substantially all of these additional payments will be recorded as goodwill in accordance with Emerging Issues Task Force ("EITF") No. 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination." As of December 31, 2007, approximately $67,300 had been earned under these contingencies, of which $20,500 was earned during 2007. We paid $9,400 under these contingencies in 2007. Based on current estimates, we expect that additional contingent consideration under these agreements may total approximately $4,100. It is expected that these contingencies will be resolved within a specified time period after the end of each respective calendar year for 2008 and 2009.

Off-Balance Sheet Obligations

        As of December 31, 2007, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of SEC Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

        The contractual value of our hedging instruments was approximately $431,272 at December 31, 2007. The fair value of these hedging instruments is subject to change as a result of potential changes in foreign exchange rates. We assess our market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values based on a hypothetical 10% change in currency rates. The potential loss in fair value for foreign exchange rate-sensitive instruments, all of which were foreign currency forward contracts, based on a hypothetical 10% decrease in the value of the U.S. dollar or, in the case of non-dollar-related instruments, the currency being purchased, was $15,837 at December 31, 2007. However, the change in the fair value of foreign exchange rate-sensitive instruments would likely be offset by a change in the fair value of the asset or liability being hedged. The estimated fair values of the foreign exchange risk management contracts were determined based on quoted market prices.

        Venezuela imposed currency exchange restrictions in February 2003, and subsequently adjusted its official exchange rates in February 2004 and once again in March 2005. At December 31, 2007, IMS AG, our Swiss operating subsidiary, maintained a cash balance of approximately 47,160 Venezuelan Bolívars ("Bolívars"), or approximately $22,000. Maintaining this cash balance in a non-functional currency requires that we mark-to-market the cash balance at each reporting date with the difference reflected as a gain or loss in the statement of income. We currently have limited ability to exchange or liquidate this Bolívar balance. We have recognized exchange losses on the Bolívar balance in the past, resulting from changes in the official U.S. Dollar to Bolivar exchange rate. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls imposed by the local government. However, based on a hypothetical 10% decrease in the value of the Bolívar against the U.S. dollar, we would be required to record a pre-tax loss of approximately $2,200.

        We also borrow funds and since the interest rate associated with those borrowings changes over time, we are subject to interest rate risk. We have not hedged all of this exposure. We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the increase in annual interest expense based on a hypothetical 1% increase in interest rates. This would have amounted to approximately $4,762 at December 31, 2007.

Forward-Looking Statements and Risk Factors

        This Annual Report on Form 10-K, as well as information included in oral statements or other written statements made or to be made by us, contain statements that, in our opinion, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "project," "estimate," "will," "may," "should," "future," "predicts," "potential," "continue" and similar expressions identify these forward-looking statements, which appear in a number of places in this Annual Report and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, foreign currency conversion and all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers. Investors are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements. These risks and uncertainties include, but are not limited to:

  •
  risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks—we derived approximately 63% of our operating revenue in 2007 from non-U.S. operations;

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

        REVENUE RECOGNITION.    We recognize revenue primarily under the provisions of Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition," when the following criteria have been met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller's price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

        We offer various I&A products developed to meet our customers' needs by using data secured from a worldwide network of suppliers. Our revenue arrangements may include multiple elements as defined in EITF 00-21, "Revenue Arrangements with Multiple Deliverables." A typical I&A arrangement (primarily under fixed-price contracts) may include an ongoing subscription-based deliverable for which revenue is recognized ratably as earned over the contract period, and/or a one-time delivery of historical data ("backdata") for which revenue is recognized upon delivery, assuming all other criteria are met. In accordance with EITF 00-21, these deliverables qualify as separate units of accounting as each has value on a standalone basis to the customer, objective and reliable evidence of fair value for any undelivered item(s) exists, and where the arrangement includes a general right of return relative to the delivered item(s), delivery of the undelivered item(s) is probable and within our control. We allocate revenue to each element within our arrangements based upon their respective relative fair values. Fair values for these elements are based upon the normal pricing practices for ongoing subscriptions and backdata when sold separately. We defer revenue for any undelivered elements, and recognize revenue when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for such element as noted above. If we cannot objectively determine the fair value of any undelivered element, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

        We also offer evidenced-based solutions that allow our clients to make informed business decisions. These C&S offerings provide assistance with the analysis of our I&A products. Our C&S offerings are not typically bundled with our I&A offerings noted above. Revenues for certain of these arrangements are recognized on a straight-line basis over the term of the arrangement. Revenues for time and material contracts are recognized as the services are provided. Revenues for fixed price contracts are recognized either over the contract term based on the ratio of the number of hours incurred for services provided during the period compared to the total estimated hours to be incurred over the entire arrangement (efforts based), or upon delivery.

        We enter into barter transactions in the normal course in which we exchange data for data, or data for other services such as advertising, software licenses and panel recruitment. We recognize revenue from barter transactions as our products are delivered or services are performed. The related barter expense is recognized as the products or services are utilized by us, the majority of which is in the same accounting period as the related barter revenue. Barter transactions are valued based on either the fair value of the products or services received by us or the fair value of the information or services delivered to customers, whichever is more clearly evident. Our barter revenues have accounted for approximately 4% to 5% of total consolidated revenues in each of the three years ended December 31, 2007. We expect that barter revenues will continue to account for approximately 4% to 5% of total consolidated revenues.

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

        For further discussion of our products and services please refer to the "Our Products and Services" disclosure contained in Part I, Item 1. Business section of our Annual Report on Form 10-K.

        OPERATING COSTS OF INFORMATION AND ANALYTICS.    Operating costs of I&A include costs of data, data processing and collection and costs attributable to personnel involved in production, data management and delivery of the our I&A offerings.

        One of our major expenditures is the cost for the data we receive from suppliers. After receipt of the raw data and prior to the data being available for use in any part of our business, we are required to transform the raw data into useful information through a series of comprehensive processes. These processes involve significant employee costs and data processing costs.

        Costs associated with our purchases are deferred within work-in-process inventory and recognized as expense as the corresponding data product revenue is recognized by us, generally over a thirty to sixty day period.

        DIRECT AND INCREMENTAL COSTS OF CONSULTING AND SERVICES.    Direct and incremental costs of C&S include the costs of our consulting staff directly involved with delivering revenue generating engagements, related accommodations and the costs of primary market research data purchased specifically for certain individual C&S engagements. Although our data is used in multiple customer solutions across different offerings within both I&A and C&S, we do not have a meaningful way to allocate the direct cost of the data between I&A and C&S revenues. As such, the direct and incremental costs of C&S do not reflect the total costs incurred to deliver our C&S revenues.

        Costs associated with our time and material and fixed-price C&S contracts are recognized as incurred.

        PENSIONS AND OTHER POSTRETIREMENT BENEFITS.    We provide a number of retirement benefits to our employees, including defined benefit pension plans and postretirement medical plans. We account for these plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively, and accordingly, the determination of benefit obligations and expense is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, expected return on plan assets, cash balance crediting rate, lump sum conversion rate and the assumed rate of compensation increases. In addition, retiree medical care cost trend rates are a key assumption used exclusively in determining costs under SFAS No. 106. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as the turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them when our experience deems it appropriate to do so.

        The discount rate is the rate at which the benefit obligations could be effectively settled. For U.S. plans, the discount rate is determined by matching the plans' expected cash flow (determined on a projected benefit obligation basis) with spot rates developed from a yield curve comprised of high-grade (Moody's Aa and above) non-callable corporate bonds to develop the present value of the expected cash flow, and then determining the single rate (discount rate) which when applied to the expected cash flow derives that same present value. In the UK specifically, the discount rate is based on the current yield of the iBoxx Corporate GBP Aa over 15 year bond index, which is an index of high quality corporate bonds. For the other non-U.S. plans, the discount rate is based on the current yield of an index of high quality corporate bonds. At December 31, 2007, we increased the discount rate from 6.00% at December 31, 2006 to 6.25% for our U.S. pension plans and postretirement benefit plan and increased the discount rate for our UK pension plan from 5.00% to 5.75%. The U.S. and UK plans represent 98% of the consolidated benefit obligation as of December 31, 2007. The discount rate in other non-U.S. countries remained the same, where the range of applicable discount rates at December 31, 2007 and 2006 was 2.0%–8.0%. These smaller non-U.S. plans constitute only 2% of the consolidated benefit obligation at December 31, 2007. As a sensitivity measure, the 25 basis point increase in the discount rate for our U.S. Plan is not expected to have a material effect on the Consolidated Statements of Income. For our UK Plan, a 25 basis point increase in the discount rate, absent any offsetting changes in other assumptions, would result in a decrease in pension expense of approximately $722 within the Consolidated Statements of Income.

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

        In selecting an expected return on plan asset assumption, we consider the returns being earned by the plan assets in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. At January 1, 2008, the expected return on plan assets for the U.S. pension plans is 8.50%, which is unchanged versus January 1, 2007. Outside the U.S. the range of applicable expected rates of return is 1.5%–8.0% as of January 1, 2008 versus a range of 1.0%–8.0% as of January 1, 2007. The actual return on plan assets will vary from year to year versus this assumption. We believe it is appropriate to use long-term expected forecasts in selecting the expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts. The expected return on assets ("EROA") were $29,275 and $25,645 and the actual return on assets were $17,597 and $37,745 respectively, for the year ended December 31, 2007 and 2006. As a sensitivity measure, a 25 basis point change in the EROA assumption for our U.S. Plan, absent any offsetting changes in other assumptions, would result in approximately $539 of an increase or decrease in pension expense within the Consolidated Statements of Income. For our UK Plan, a 25 basis point change in the EROA assumption, absent any offsetting changes in other assumptions, would result in approximately $438 of an increase or decrease in pension expense within the Consolidated Statements of Income.

        We utilize a corridor approach to amortizing unrecognized gains and losses in the pension and postretirement plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service-life of active employees expected to receive benefits. At December 31, 2007, the weighted-average remaining service-life of active employees was 10.90 years.

        During fiscal 2007, we contributed $9,473 to our pension and postretirement benefit plans which included voluntary contributions above the minimum requirements for the pension plans. We currently expect to contribute $12,896 in required contributions and $707 in discretionary contributions to our pension and postretirement benefit plans during fiscal 2008. We may make additional contributions into our pension plans in fiscal 2008 depending on, among other factors, how the funded status of those plans changes and in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts we may deem to be appropriate.

        At December 31, 2007, the fair value of assets in our pension plans exceeded the projected benefit obligation by $43,625. Additional information on pension and other postretirement benefit plans is contained in Note 10 to the Consolidated Financial Statements.

        We adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)," ("SFAS 158") as of December 31, 2006 (see Note 10 to our Consolidated Financial Statements). Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in other comprehensive income ("OCI"), except in 2006 when it was recognized in accumulated other comprehensive income ("AOCI"), a component of shareholders' equity, net of tax effects. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company's fiscal year end consistent with the Company policy. SFAS 158 was effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.

        The adoption of SFAS 158 reduced our Shareholders' Equity (within AOCI) at December 31, 2006 by approximately $57,053 on an after tax basis, with a corresponding increase of approximately $17,598 in the deferred tax asset (within Other assets). SFAS 158 also had the effect of reducing Other assets, increasing Postretirement and post employment benefits and Accrued and other current liabilities by approximately $74,651 in total. SFAS 158 does not affect the results of operations.

        Additional information on pension and other postretirement benefit plans is contained in Note 10 to the Consolidated Financial Statements.

        COMPUTER SOFTWARE.    Direct costs incurred in the development of our external-use computer software are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Research and development costs incurred to establish technological feasibility of a computer software product are expensed in the periods in which they are incurred. Capitalization ceases and amortization starts when the product is available for general release to customers. External-use computer software costs are amortized on a product by product basis generally over three to seven years. Annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. We periodically review the unamortized capitalized costs of our computer software based on a comparison of the carrying value of the software with its estimated net realizable value. We recognize immediately any impairment losses on external-use software as a result of our review, or upon our decision to discontinue a product. See Note 5 to our Consolidated Financial Statements.

        We capitalize internal-use software costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized internal-use software costs are amortized on a straight-line basis generally over three to five years.

        GOODWILL AND OTHER INTANGIBLES.    Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with the provisions of SFAS No. 142 goodwill is no longer amortized. We review the recoverability of goodwill annually (or based on any triggering event) by comparing the estimated fair values of reporting units (based on discounted cash flow analysis) with their respective net book values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. We completed our annual impairment test as of September 30, 2007 and were not required to recognize a goodwill impairment charge. See Note 5 of our Consolidated Financial Statements.

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

        We adopted the provisions of FIN 48, on January 1, 2007. As a result of this adoption, we recognized an increase in liabilities for uncertain tax positions of approximately $51,800 and a corresponding reduction to the January 1, 2007 retained earnings balance. As of the adoption date, we had approximately $117,200 of gross unrecognized tax benefits, of which $107,600, if recognized, would favorably affect the effective tax rate. We recognize interest expense and penalties related to unrecognized tax benefits in income tax expense. As of the adoption date, we had recorded interest and penalties of approximately $13,500. See Note 12 to our Consolidated Financial Statements.

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

        SECURITIES AND OTHER INVESTMENTS.    We hold investments in marketable equity securities and partnership interests in venture capital partnerships. The equity securities are classified as available-for-sale and are therefore recorded at fair value in the financial statements. Unrealized gains and losses related to the available-for-sale securities are recorded within Other Comprehensive Income, a component of Shareholders' Equity. Realized gains and losses are recorded in earnings in the period in which the securities are sold. The partnership interests are recorded in the financial statements at cost. On a quarterly basis we make estimates of the market value of these investments and reduce the carrying value of the investments if there is an other-than-temporary decline in the fair value below cost. We evaluate the recoverability of the underlying securities in each partnership on an individual basis. No investments had an estimated fair value less than the carrying value of the investment as of December 31, 2007 and 2006.

        STOCK-BASED COMPENSATION.    On January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission ("SEC") issued SAB No. 107 ("SAB 107") relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

        We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Financial Statements for the years ended December 31, 2006 and 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been retrospectively adjusted to reflect, and do not include, the impact of SFAS 123R. See Note 11 to our Consolidated Financial Statements for additional information.

        SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period of the award in our Consolidated Statements of Income. Prior to the adoption of SFAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, stock-based compensation expense had been recognized in our Consolidated Statements of Income only for stock option modifications and restricted stock units because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Income for fiscal 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, we used the straight-line method of attributing the value of stock-based compensation and continued to use that method after the adoption. As stock-based compensation expense recognized in the Consolidated Statements of Income for fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for stock options by estimating forfeitures in the first three quarters of the year and applying the full year actual forfeitures in the fourth quarter of the year, as well as an estimate of future forfeitures, and recognized forfeitures as they occurred for restricted stock grants. Our method of valuation for share-based awards granted after January 1, 2006 is the Black-Scholes option-pricing model which was also previously used for our pro forma information required under SFAS 123. See Note 11 to our Consolidated Financial Statements for additional information.

        COMPUTATION OF NET INCOME PER SHARE.    Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and restricted stock units.

        SFAS No. 128, "Earnings per Share," requires that employee equity share options, restricted stock units and similar equity instruments granted by us be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include restricted stock units and the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible for tax purposes are assumed to be used to repurchase shares.

        LEGAL COSTS.    Legal costs in connection with loss contingencies are expensed as incurred.

Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Positions No. FAS 157-1 and No. FAS 157-2 which delay the effective date of SFAS No. 157 for one year for certain non financial assets and liabilities and remove certain leasing transactions from its scope. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows for the year ended December 31, 2008.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Entities shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows for the year ended December 31, 2008.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating this statement to determine any potential impact that it may have on our financial results.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51." This statement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating this statement to determine any potential impact that it may have on our financial results.

IMS Health Common Stock Information

        IMS's Common Stock is listed on the New York Stock Exchange (symbol "RX"). The number of shareholders of record on December 31, 2007 and 2006 were approximately 4,042 and 4,475, respectively. Total shares outstanding on December 31, 2007 and 2006, were approximately 191,228 and 200,683, respectively. Approximately 99.0% of IMS's shares are held by institutions. The following table shows the high and low sales prices for our Common Stock during the four quarters of 2007 and 2006:

	Price Per Share ($) 2007		Price Per Share ($) 2006
	High	Low	High	Low
First Quarter	30.07	26.26	25.00	22.01
Second Quarter	32.97	28.76	25.00	22.71
Third Quarter	33.12	27.36	28.60	24.45
Fourth Quarter	31.56	21.20	25.85	22.73

Year	33.12	21.20	28.60	22.01

Dividends

        The payments and level of cash dividends by IMS are subject to the discretion of the Board of Directors of IMS. For the years ended December 31, 2007 and 2006, IMS declared quarterly dividends of $0.03 per share or $0.12 per share on an annual basis. In February 2006, the Board of Directors of IMS authorized a $0.01 per share increase to the quarterly dividend. Any future dividends other than the $0.03 per share dividend for the first quarter of 2008, which was declared by the Board of Directors of IMS in February 2008, will be based on, and affected by, a number of factors, including the operating results and financial requirements of IMS.

Reconciliation of U.S. GAAP Operating Income to Non-GAAP Operating Income(a)

	2007		2006		2005
Operating Income—U.S. GAAP	$393,279		$444,186		$420,820
Adjustments	88,690	(b)	6,016	(c)	17,928	(e)

Non-GAAP Operating Income	$481,969		$450,202		$438,748

Impact of SFAS 123R			39,753	(d)	—

Non-GAAP Operating Income excluding impact of SFAS 123R			$489,955		$438,748

(a)
"Non-GAAP Operating Income" differs from the "U.S. GAAP Operating Income" for each year presented by amounts that are detailed above. Non-GAAP Operating Income is used by management for the purposes of global business decision-making, including developing budgets and managing expenditures. Non-GAAP Operating Income excludes certain U.S. GAAP measures to the extent that management believes exclusion will facilitate comparisons across periods and more clearly indicate trends. Although we disclose Non-GAAP Operating Income in order to give investors a view of our business as seen by management, this adjusted (Non-GAAP) measure is not prepared specifically for investors, is not prepared under a comprehensive set of accounting rules, and is not a replacement for the more comprehensive information for investors included in our U.S. GAAP financial statements. The method we use to prepare Non-GAAP Operating Income differs in significant respects from U.S. GAAP and is likely to differ from the methods used by other companies. Investors interested in management's adjusted Non-GAAP Operating Income are urged to review the detailed reconciliations of the adjusted measure to U.S. GAAP Operating Income.

(b)
Represents $88,690 of expense in 2007 for severance, impairment and other charges, including severance for approximately 1,070 employees and write-downs of two impaired assets and related contract payments to be incurred with no future economic benefit based on our decision to abandon certain products in our EMEA region (see Note 6 to our Consolidated Financial Statements). Severance, impairment and other charges were recorded in 2000, 2001, 2003 and 2004 and there can be no assurances that such charges will not be recorded in the future.

(c)
Represents investment bankers' fees due on a $45,000 payment received from Nielsen in connection with the termination of the proposed merger between IMS and Nielsen (see Note 16 to our Consolidated Financial Statements). The termination of the merger agreement between IMS and Nielsen occurred in November 2005. The bankers' fees are excluded from Non-GAAP Operating Income because they were incurred specifically in relation to the proposed merger of IMS with Nielsen and are not related to our core business operations.

(d)
Represents stock-based compensation expense in 2006. We adopted SFAS 123R effective January 1, 2006 under the modified prospective transition method. In accordance with that method, our U.S. GAAP Consolidated Financial Statements for prior periods have not been retroactively adjusted to reflect, and do not include, the impact of SFAS 123R. As a result, Non-GAAP Operating Income in 2006 is shown without the effect of these costs in a manner comparable with 2005 results.

(e)
Represents merger costs in 2005 relating to professional fees incurred in connection with the proposed merger between IMS and Nielsen. These costs are excluded from Non-GAAP Operating Income because they were incurred specifically in relation to the proposed merger of IMS with Nielsen and are not related to our core business operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Quantitative and qualitative disclosures about market risk are set forth under "Market Risk" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K, and in "Note 9. Financial Instruments" of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Page
Statement of Management's Responsibility for Financial Statements	52
Management's Report on Internal Control Over Financial Reporting	53
Report of Independent Registered Public Accounting Firm	54
FINANCIAL STATEMENTS:
As of December 31, 2007 and 2006:
Consolidated Statements of Financial Position	56
For the years ended December 31, 2007, 2006 and 2005:
Consolidated Statements of Income	57
Consolidated Statements of Cash Flows	58
Consolidated Statements of Shareholders' Equity	60
Notes to Consolidated Financial Statements	63
OTHER FINANCIAL INFORMATION:
Quarterly Financial Data (Unaudited) for the years ended December 31, 2007 and 2006	110
Five-Year Selected Financial Data (Unaudited)	111
FINANCIAL STATEMENT SCHEDULE:
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005	118

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

        Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on criteria in Internal Control—Integrated Framework issued by the COSO. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, as stated in their report included herein.

David R. Carlucci
Chairman, Chief Executive Officer and President

Leslye G. Katz
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of IMS Health Incorporated:

        In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income, cash flows and shareholders' equity present fairly, in all material respects, the financial position of IMS Health Incorporated and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007, adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (revised 2004), as of January 1, 2006 and adopted the provisions of the Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2006.

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

PricewaterhouseCoopers LLP
New York, New York
February 25, 2008

IMS Health Incorporated
Consolidated Statements of Financial Position

	As of December 31,
(Dollars and shares in thousands, except per share data)
	2007	2006
Assets:
Current Assets:
Cash and cash equivalents	$218,249	$157,346
Accounts receivable, net of allowances of $8,980 and $7,860 in 2007 and 2006, respectively	415,926	367,413
Other current assets (Note 17)	205,998	168,534

Total Current Assets	840,173	693,293

Securities and other investments	5,415	6,401
Property, plant and equipment, net of accumulated depreciation of $201,122 and $181,543 in 2007 and 2006, respectively	188,877	148,190
Computer software	269,032	255,285
Goodwill	651,709	531,610
Other assets	288,998	271,815

Total Assets	$2,244,204	$1,906,594

Liabilities, Minority Interests and Shareholders' (Deficit) Equity:
Current Liabilities:
Accounts payable	$117,488	$82,013
Accrued and other current liabilities	333,534	256,672
Accrued income taxes	61,791	74,485
Short-term deferred tax liability	7,415	7,238
Deferred revenues	114,316	122,466

Total Current Liabilities	634,544	542,874

Postretirement and postemployment benefits	79,992	85,846
Long-term debt (Note 9)	1,203,209	975,406
Other liabilities (Note 17)	265,330	168,149

Total Liabilities	$2,183,075	$1,772,275

Commitments and Contingencies (Notes 13 and 15)
Minority Interests (Note 7)	$101,444	$100,410
Shareholders' (Deficit) Equity:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares in 2007 and 2006, respectively	3,350	3,350
Capital in excess of par	535,500	497,955
Retained earnings	2,771,278	2,612,939
Treasury stock, at cost, 143,818 shares and 134,367 shares in 2007 and 2006, respectively	(3,355,790)	(3,044,996)
Cumulative translation adjustment	61,924	28,786
Unamortized postretirement and postemployment balances (SFAS No. 158)	(56,584)	(64,264)
Unrealized gain on changes in fair value of cash flow hedges, net of tax	7	6
Unrealized gain on investments, net of tax	—	133

Total Shareholders' (Deficit) Equity	$(40,315)	$33,909

Total Liabilities, Minority Interests and Shareholders' (Deficit) Equity	$2,244,204	$1,906,594

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated
Consolidated Statements of Income

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)
	2007	2006	2005
Information and analytics revenue	$1,710,205	$1,599,063	$1,478,138
Consulting and services revenue	482,366	359,525	276,653

Operating Revenue	$2,192,571	$1,958,588	$1,754,791

Operating costs of information and analytics	721,429	659,841	602,044
Direct and incremental costs of consulting and services	237,066	188,939	157,045
External-use software amortization	48,609	43,297	39,142
Selling and administrative expenses	625,850	542,524	452,331
Depreciation and other amortization	77,648	73,785	65,481
Severance, impairment and other charges	88,690	—	—
Merger costs (Note 16)	—	6,016	17,928

Operating Income	393,279	444,186	420,820

Interest income	8,121	5,453	9,988
Interest expense	(37,867)	(40,425)	(22,703)
Gains from investments, net	2,317	2,250	4,713
Other (expense) income, net	(16,255)	37,281	41,435

Non-Operating (Loss) Income, net	(43,684)	4,559	33,433

Income before provision for income taxes	349,595	448,745	454,253
Provision for income taxes (Note 12)	(115,555)	(133,234)	(170,162)

Net Income	$234,040	$315,511	$284,091

Basic Earnings Per Share of Common Stock	$1.20	$1.56	$1.24

Diluted Earnings Per Share of Common Stock	$1.18	$1.53	$1.22

Weighted average number of shares outstanding—basic	195,092	202,641	228,615
Dilutive effect of shares issuable as of period-end under stock option plans and other	2,770	2,759	2,879
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	810	1,198	990

Weighted Average Number of Shares Outstanding—Diluted	198,672	206,598	232,484

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated
Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$234,040	$315,511	$284,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,257	117,082	104,623
Bad debt expense	3,092	648	6,507
Deferred income taxes	(19,743)	27,238	33,527
Gains from investments, net	(2,317)	(2,250)	(4,713)
Gain on sale of capital assets, net	(1,278)	(3,127)	(1,413)
Minority interests in net income of consolidated companies	7,795	4,517	3,366
Non-cash stock-based compensation charges	35,592	42,778	4,892
Non-cash portion of 2007 severance, impairment and other charges	13,647	—	—
Excess tax benefits from stock-based compensation	(5,103)	(6,509)	—
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in accounts receivable	(48,822)	(64,533)	(25,576)
Net (increase) decrease in work-in-process inventory	(5,606)	(8,236)	3,910
Net (increase) decrease in prepaid expenses and other current assets	(5,734)	(1,337)	5,830
Net increase (decrease) in accounts payable	28,035	8,744	(3,305)
Net increase (decrease) in accrued and other current liabilities	5,634	22,300	(1,961)
Net decrease in 2003 and 2001 accrued severance, impairment and other charges	(1,926)	(4,411)	(9,268)
Net decrease in 2004 accrued severance, impairment and other charges	(166)	(12,220)	(24,052)
Net increase in 2007 accrued severance, impairment and other charges	75,043	—	—
Net decrease in deferred revenues	(9,975)	(4,357)	(408)
Net increase (decrease) in accrued income taxes	21,073	(70,340)	(57,511)
Net decrease (increase) in pension assets (net of liabilities)	6,444	(17,418)	(23,159)
Net increase in other long-term assets (net of long-term liabilities)	(1,398)	(2,904)	(1,692)
Net tax benefit on stock-based compensation	12,304	14,943	15,464

Net Cash Provided by Operating Activities	466,888	356,119	309,152

IMS Health Incorporated
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)
	2007	2006	2005
Cash Flows Used in Investing Activities:
Capital expenditures	(61,182)	(27,493)	(52,022)
Additions to computer software	(103,954)	(84,681)	(80,807)
Proceeds from sale of TriZetto	—	—	37,414
Proceeds from sale of capital assets	—	13,304	21,380
Investments in short-term marketable securities	—	—	15,351
Payments for acquisitions of businesses, net of cash acquired	(102,939)	(63,653)	(209,188)
Funding of venture capital investments	(1,600)	(2,200)	(1,500)
Other investing activities, net	(2,533)	2,104	1,556

Net Cash Used in Investing Activities	(272,208)	(162,619)	(267,816)

Cash Flows Used in Financing Activities:
Net increase (decrease) in revolving credit facility and other	194,581	(127,749)	(12,260)
Proceeds from short-term credit agreement, bank term loan and private placement notes	—	650,000	—
Repayment of short-term credit agreement	—	(150,000)	—
Payments for purchase of treasury stock	(466,479)	(880,407)	(246,507)
Proceeds from exercise of stock options	143,128	119,258	165,568
Excess tax benefits from stock-based compensation	5,103	6,509	—
Dividends paid	(23,886)	(24,337)	(18,405)
Proceeds from employee stock purchase plan	5,719	5,171	4,124
(Decrease) increase in cash overdrafts	(2,624)	1,320	1,663
Payments to minority interests	(6,761)	(3,972)	(3,225)

Net Cash Used in Financing Activities	(151,219)	(404,207)	(109,042)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	17,442	5,110	(14,254)

Increase (Decrease) in Cash and Cash Equivalents	60,903	(205,597)	(81,960)
Cash and Cash Equivalents, Beginning of Period	157,346	362,943	444,903

Cash and Cash Equivalents, End of Period	$218,249	$157,346	$362,943

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$36,021	$34,581	$18,270
Cash paid during the period for income taxes	$100,617	$166,032	$200,586
Cash received from income tax refunds	$4,982	$25,624	$3,267

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated
Consolidated Statements of Shareholders' Equity

							Accumulated Other Comprehensive Income (Loss)
									Unrealized (Losses) Gains on Changes in Fair Value of Cash Flow Hedges
	Shares
								Minimum Pension Liability Adjustment		Unrealized Gains (Losses) on Investments
(Dollars and shares in thousands, except per share data)	Common Stock	Treasury Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment				Other Comprehensive Income	Total
Balance, December 31, 2004	335,045	105,916	$3,350	$477,768	$2,056,079	$(2,268,414)	$12,239	$(24,691)	$(665)	$48		$255,714

Net Income					284,091						$284,091	284,091
Cash Dividends ($0.08 per share)					(18,405)							(18,405)
Prepaid Employee Stock Options				(194)								(194)
Accelerated Stock Options				45								45
Treasury Shares Acquired Under:
Purchases		10,213				(246,507)						(246,507)
Treasury Stock Reissued Under:
Exercise of Stock Options		(8,727)		(26,816)		192,384						165,568
Restricted Stock Plan		(121)		2,311		2,612						4,923
Employee Stock Purchase Plan		(206)		(397)		4,521						4,124
Net Tax Benefit on Stock Option Exercises				15,464								15,464
Board Deferred Stock Compensation				118								118
Cumulative Translation Adjustment							(43,760)				(43,760)	(43,760)
Minimum Pension Liability Adjustment								(6,717)			(6,717)	(6,717)
Unrealized Gain on Swaps, net of tax									606		606	606
Unrealized Loss on Other Investments, net of amount realized of $749, net of tax										(15)	(15)	(15)

Total Comprehensive Income											$234,205

Balance, December 31, 2005	335,045	107,075	$3,350	$468,299	$2,321,765	$(2,315,404)	$(31,521)	$(31,408)	$(59)	$33		$415,055

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated
Consolidated Statements of Shareholders' Equity (Continued)

							Accumulated Other Comprehensive Income (Loss)
										Unrealized (Losses) Gains on Changes in Value of Cash Flow Hedges
									Post Retirement Post Employ Adjust SFAS 158
	Shares
								Minimum Pension Liability Adjustment			Unrealized Gains on Investments
(Dollars and shares in thousands, except per share data)	Common Stock	Treasury Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment					Other Comprehensive Income	Total
Balance, December 31, 2005	335,045	107,075	$3,350	$468,299	$2,321,765	$(2,315,404)	$(31,521)	$(31,408)		$(59)	$33		$415,055

Net Income					315,511							$315,511	315,511
Cash Dividends ($0.12 per share)					(24,337)								(24,337)
Stock-Based Compensation Expense				42,778									42,778
Performance Restricted Stock Awards				1,763									1,763
Prepaid Employee Stock Options				(122)									(122)
Board Deferred Stock Compensation				101									101
Net Tax Benefit on Stock-Based Compensation				14,943									14,943
Treasury Shares Acquired Under Purchases		33,931				(880,407)							(880,407)
Treasury Shares Reissued Under:
Exercise of Stock Options		(6,161)		(20,620)		139,878							119,258
Vesting of Restricted Stock		(262)		(9,298)		5,877							(3,421)
Less: Unearned Portion		7		—		—							—
Employee Stock Purchase Plan		(223)		111		5,060							5,171
Cumulative Translation Adjustment							60,307					60,307	60,307
Minimum Pension Liability Adjustment								24,197				24,197	24,197
Adoption of FASB Statement No. 158								7,211	(7,211)				—
Adjustment due to Adoption of SFAS 158, net of tax									(57,053)				(57,053)
Unrealized Gains on Swaps, net of tax										65		65	65
Unrealized Gains on Other Investments net of amount realized of $749, net of taxes											100	100	100

Total Comprehensive Income												$400,180

Balance, December 31, 2006	335,045	134,367	$3,350	$497,955	$2,612,939	$(3,044,996)	$28,786	$—	$(64,264)	$6	$133		$33,909

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated
Consolidated Statements of Shareholders' (Deficit) Equity (Continued)

							Accumulated Other Comprehensive Income (Loss)
									Unrealized (Losses) Gains on Changes in Value of Cash Flow Hedges
	Shares							Post Retirement Post Employ Adjust SFAS 158		Unrealized Losses on Invest- ments
											Other Compre- hensive Income
				Capital in Excess of Par			Cumulative Translation Adjustment
(Dollars and shares in thousands, except per share data)	Common Stock	Treasury Stock	Common Stock		Retained Earnings	Treasury Stock						Total
Balance, December 31, 2006	335,045	134,367	$3,350	$497,955	$2,612,939	$(3,044,996)	$28,786	$(64,264)	$6	$133		$33,909

Net Income					234,040						$234,040	234,040
Cash Dividends ($0.12 per share)					(23,886)							(23,886)
Stock-Based Compensation Expense				35,592								35,592
Net Tax Benefit on Stock-Based Compensation				12,304								12,304
Treasury Shares Acquired Under Purchases		16,241		1,306		(467,785)						(466,479)
Treasury Shares Reissued Under:
Exercise of Stock Options		(6,299)		(2,498)		145,626						143,128
Vesting of Restricted Stock		(259)		(9,504)		5,991						(3,513)
Employee Stock Purchase Plan		(232)		345		5,374						5,719
Adoption of FIN 48					(51,815)							(51,815)
Cumulative Translation Adjustment							33,138				33,138	33,138
SFAS 158 Adjustments								7,680			7,680	7,680
Unrealized Gains on Swaps, net of tax									1		1	1
Unrealized Gains on Other Investments net of amount realized of $1,243, net of taxes										(133)	(133)	(133)

Total Comprehensive Income											$274,726

Balance, December 31, 2007	335,045	143,818	$3,350	$535,500	$2,771,278	$(3,355,790)	$61,924	$(56,584)	$7	—		$(40,315)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 1. Basis of Presentation

        IMS Health Incorporated ("IMS" or the "Company") is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. The Company offers leading-edge market intelligence products and services that are integral to the Company's clients' day-to-day operations, including portfolio optimization capabilities; launch and brand management solutions; sales force effectiveness innovations; managed markets and consumer health offerings; and consulting and services solutions that improve ROI and the delivery of quality healthcare worldwide. The Company's information products are developed to meet client needs by using data secured from a worldwide network of suppliers in more than 100 countries. Key information products include:

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

        The Company is managed on a global business model with global leaders for the majority of its critical business processes and accordingly has one reportable segment (see Note 18).

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

        SECURITIES AND OTHER INVESTMENTS.    The Company holds investments in marketable equity securities and partnership interests in venture capital partnerships. The equity securities are classified as available-for-sale and are therefore recorded at fair value in the financial statements. Unrealized gains and losses related to the available-for-sale securities are recorded within Other Comprehensive Income, a component of Shareholders' Equity. Realized gains and losses are recorded in earnings in the period in which the securities are sold. The partnership interests are recorded in the

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

financial statements at cost. On a quarterly basis the Company makes estimates of the market value of these investments and reduces the carrying value of the investments if there is an other-than-temporary decline in the fair value below cost. The Company evaluates the recoverability of the underlying securities in each partnership on an individual basis. No investments had an estimated fair value less than the carrying value of the investment as of December 31, 2007 and 2006.

        PROPERTY, PLANT AND EQUIPMENT.    Buildings, machinery and equipment are recorded at cost and depreciated over their estimated useful lives to their salvage values using the straight-line method. Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. See Note 17.

        COMPUTER SOFTWARE.    Direct costs incurred in the development of the Company's external-use computer software are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Research and development costs incurred to establish technological feasibility of a computer software product are expensed in the periods in which they are incurred. Capitalization ceases and amortization starts when the product is available for general release to customers. External-use computer software costs are amortized on a product by product basis generally over three to seven years. Annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. The Company periodically reviews the unamortized capitalized costs of its computer software based on a comparison of the carrying value of the external-use software with its estimated net realizable value. The Company recognizes immediately any impairment losses on software as a result of its review, or upon the Company's decision to discontinue a product. See Note 5.

        The Company capitalizes internal-use software costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized internal-use software costs are amortized on a straight-line basis generally over three to five years.

        GOODWILL AND OTHER INTANGIBLES.    Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with the provisions of SFAS No. 142 goodwill is no longer amortized. The Company reviews the recoverability of goodwill annually (or based on any triggering event) by comparing the estimated fair values of reporting units (based on discounted cash flow analysis) with their respective net book values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. The Company completed its annual impairment test as of September 30, 2007 and was not required to recognize a goodwill impairment charge. See Note 5.

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

Note 2. Summary of Significant Accounting Policies (Continued)

assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from the undiscounted expected future cash flows of the asset. If the future cash flows are less than the carrying value of such asset, an impairment charge is recognized for the difference between the estimated fair value and the carrying value.

        REVENUE RECOGNITION.    The Company recognizes revenue primarily under the provisions of Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition," when the following criteria have been met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller's price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

        The Company offers various information and analytics ("I&A") products developed to meet its customers' needs by using data secured from a worldwide network of suppliers. The Company's revenue arrangements may include multiple elements as defined in Emerging Issues Task Force Issue ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables." A typical I&A arrangement (primarily under fixed-price contracts) may include an ongoing subscription-based deliverable for which revenue is recognized ratably as earned over the contract period, and/or a one-time delivery of historical data ("backdata") for which revenue is recognized upon delivery, assuming all other criteria are met. In accordance with EITF 00-21, these deliverables qualify as separate units of accounting as each has value on a standalone basis to the customer, objective and reliable evidence of fair value for any undelivered item(s) exists, and where the arrangement includes a general right of return relative to the delivered item(s), delivery of the undelivered item(s) is probable and within the Company's control. The Company allocates revenue to each element within its arrangements based upon their respective relative fair values. Fair values for these elements are based upon the normal pricing practices for ongoing subscriptions and backdata when sold separately. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with its revenue recognition policy for such element as noted above. If the Company cannot objectively determine the fair value of any undelivered element, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

        The Company also offers evidenced-based solutions that allow its clients to make informed business decisions. These consulting and services ("C&S") offerings provide assistance with the analysis of the Company's I&A products. The Company's C&S offerings are not typically bundled with its I&A offerings noted above. Revenues for certain of these arrangements are recognized on a straight-line basis over the term of the arrangement. Revenues for time and material contracts are recognized as the services are provided. Revenues for fixed price contracts are recognized either over the contract term based on the ratio of the number of hours incurred for services provided during the period compared to the total estimated hours to be incurred over the entire arrangement (efforts based), or upon delivery.

        The Company enters into barter transactions in the normal course in which it exchanges data for data, or data for other services such as advertising, software licenses and panel recruitment. The Company recognizes revenue from barter transactions as its products are delivered or services are performed. The related barter expense is recognized as the products or services are utilized by the Company, the majority of which is in the same accounting period as the related barter revenue. Barter transactions are valued based on either the fair value of the products or services received by the

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Company or the fair value of the information or services delivered to customers, whichever is more clearly evident. The Company's barter revenues have accounted for approximately 4% to 5% of total consolidated revenues in each of the three years ended December 31, 2007. The Company expects that barter revenues will continue to account for approximately 4% to 5% of total consolidated revenues.

        The company presents its revenues net of taxes assessed by government authorities.

        Payment terms vary by customer, but are typically stipulated in the contract and are generally net 30 days from date of invoice. The Company generally does not offer extended payment terms. Advance payments from customers are credited to Deferred revenues and reflected in Operating Revenue as earned over the contract term. Included in Accounts receivable, net in the Consolidated Statements of Financial Position are unbilled receivables, which represent revenues for products delivered or services performed that have not yet been invoiced to the customer. Substantially all of the Company's unbilled receivables are invoiced within the following month.

        For further discussion of the Company's products and services please refer to the "Our Products and Services" disclosure contained in Part I, Item 1. Business section of the Company's Annual Report on Form 10-K.

        OPERATING COSTS OF INFORMATION AND ANALYTICS.    Operating costs of I&A include costs of data, data processing and collection and costs attributable to personnel involved in production, data management and delivery of the Company's I&A offerings.

        One of the Company's major expenditures is the cost for the data it receives from suppliers. After receipt of the raw data and prior to the data being available for use in any part of its business, the Company is required to transform the raw data into useful information through a series of comprehensive processes. These processes involve significant employee costs and data processing costs.

        Costs associated with the Company's data purchases are deferred within work-in-process inventory and recognized as expense as the corresponding data product revenue is recognized by the Company, generally over a thirty to sixty day period.

        DIRECT AND INCREMENTAL COSTS OF CONSULTING AND SERVICES.    Direct and incremental costs of C&S include the costs of the Company's consulting staff directly involved with delivering revenue generating engagements, related accommodations and the costs of primary market research data purchased specifically for certain individual C&S engagements. Although the Company's data is used in multiple customer solutions across different offerings within both I&A and C&S, the Company does not have a meaningful way to allocate the direct cost of the data between I&A and C&S revenues. As such, the direct and incremental costs of C&S do not reflect the total costs incurred to deliver its C&S revenues.

        Costs associated with the Company's time and material and fixed-price C&S contracts are recognized as incurred.

        PENSIONS AND OTHER POSTRETIREMENT BENEFITS.    The Company provides a number of retirement benefits to its employees, including defined benefit pension plans and postretirement medical plans. The Company accounts for these plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers'

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Accounting for Postretirement Benefits Other Than Pensions," respectively, and accordingly, the determination of benefit obligations and expense is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, expected return on plan assets, cash balance crediting rate, lump sum conversion rate and the assumed rate of compensation increases. In addition, retiree medical care cost trend rates are a key assumption used exclusively in determining costs under SFAS No. 106. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as the turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them when its experience deems it appropriate to do so.

        The discount rate is the rate at which the benefit obligations could be effectively settled. For U.S. plans, the discount rate is determined by matching the plans' expected cash flow (determined on a projected benefit obligation basis) with spot rates developed from a yield curve comprised of high-grade (Moody's Aa and above) non-callable corporate bonds to develop the present value of the expected cash flow, and then determining the single rate (discount rate) which when applied to the expected cash flow derives that same present value. In the UK specifically, the discount rate is based on the current yield of the iBoxx Corporate GBP Aa over 15 year bond index, which is an index of high quality corporate bonds. For the other non-U.S. plans, the discount rate is based on the current yield of an index of high quality corporate bonds. At December 31, 2007, the Company increased the discount rate from 6.00% at December 31, 2006 to 6.25% for its U.S. pension plans and postretirement benefit plan and it increased the discount rate for its UK pension plan from 5.00% to 5.75%. The U.S. and UK plans represent 98% of the consolidated benefit obligation as of December 31, 2007. The discount rate in other non-U.S. countries remained the same, where the range of applicable discount rates at December 31, 2007 and 2006 was 2.0%–8.0%. These smaller non-U.S. plans constitute only 2% of the consolidated benefit obligation at December 31, 2007. As a sensitivity measure, the 25 basis point increase in the discount rate for our U.S. Plan is not expected to have a material effect on the Consolidated Statements of Income. For the Company's UK Plan, a 25 basis point increase in the discount rate, absent any offsetting changes in other assumptions, would result in a decrease in pension expense of approximately $722 within the Consolidated Statements of Income.

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

        In selecting an expected return on plan asset assumption, the Company considers the returns being earned by the plan assets in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. At January 1, 2008, the expected return on plan assets for the U.S. pension plans is 8.50%, which is unchanged versus January 1, 2007. Outside the U.S. the range of applicable expected rates of return is 1.5%–8.0% as of January 1, 2008 versus a range of 1.0%–8.0% as of January 1, 2007. The actual return on plan assets will vary from year to year versus this assumption. The Company believes it is appropriate to use long-term expected forecasts in selecting the expected return on plan assets. As such, there can be no assurance that the Company's actual return on plan assets will approximate the long-term expected forecasts. The expected return on assets ("EROA") were $29,275 and $25,645 and the actual return on

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

assets were $17,597 and $37,745, respectively, for the year ended December 31, 2007 and 2006. As a sensitivity measure, a 25 basis point change in the EROA assumption for the Company's U.S. Plan, absent any offsetting changes in other assumptions, would result in approximately $539 of an increase or decrease in pension expense within the Consolidated Statements of Income. For the Company's UK Plan, a 25 basis point change in the EROA assumption, absent any offsetting changes in other assumptions, would result in approximately $438 of an increase or decrease in pension expense within the Consolidated Statements of Income.

        The Company utilizes a corridor approach to amortizing unrecognized gains and losses in the pension and postretirement plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service-life of active employees expected to receive benefits. At December 31, 2007, the weighted-average remaining service-life of active employees was 10.90 years.

        During fiscal 2007, the Company contributed $9,473 to its pension and postretirement benefit plans which included voluntary contributions above the minimum requirements for the pension plans. The Company currently expects to contribute $12,896 in required contributions and $707 in discretionary contributions to our pension and postretirement benefit plans during fiscal 2008. The Company may make additional contributions into its pension plans in fiscal 2008 depending on, among other factors, how the funded status of those plans changes and in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts the Company may deem to be appropriate.

        At December 31, 2007, the fair value of assets in the Company's pension plans exceeded the projected benefit obligation by $43,625. Additional information on pension and other postretirement benefit plans is contained in Note 10.

        The Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board ("FASB") Statements No. 87, 88, 106 and 132(R)," ("SFAS 158") as of December 31, 2006 (see Note 10). Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in other comprehensive income ("OCI"), except in 2006 when it was recognized in accumulated other comprehensive income ("AOCI"), a component of shareholders' equity, net of tax effects. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company's fiscal year end. SFAS 158 was effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.

        The adoption of SFAS 158 reduced the Company's Shareholders' Equity (within AOCI) at December 31, 2006 by approximately $57,053 on an after-tax basis, with a corresponding increase of approximately $17,598 in the deferred tax asset (within Other assets). SFAS 158 also had the effect of reducing Other assets, increasing Postretirement and post employment benefits and Accrued and other current liabilities by approximately $74,651 in total. SFAS 158 does not affect the results of operations.

        Additional information on pension and other postretirement benefit plans is contained in Note 10.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

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

        INCOME TAXES.    The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of those countries. The Company provides for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. While the Company intends to continue to seek global tax planning initiatives, there can be no assurance that it will be able to successfully identify and implement such initiatives to reduce or maintain its overall tax rate.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. As a result of this adoption, the Company recognized an increase in liabilities for uncertain tax positions of approximately $51,800 and a corresponding reduction to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had approximately $117,200 of gross unrecognized tax benefits, of which $107,600, if recognized, would favorably affect the effective tax rate. The Company recognizes interest expense and penalties related to unrecognized tax benefits in income tax expense. As of the adoption date, the Company had recorded interest and penalties of approximately $13,500. See Note 12.

        STOCK-BASED COMPENSATION.    On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board ("APB")

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission ("SEC") issued SAB No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

        The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Consolidated Financial Statements for the years ended December 31, 2006 and 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been retrospectively adjusted to reflect, and do not include, the impact of SFAS 123R. See Note 11 for additional information.

        SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period of the award in the Company's Consolidated Statements of Income. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, stock-based compensation expense had been recognized in the Company's Consolidated Statements of Income only for stock option modifications and restricted stock units because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's Consolidated Statements of Income for fiscal 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, the Company used the straight-line method of attributing the value of stock-based compensation and continued to use that method after the adoption. As stock-based compensation expense recognized in the Consolidated Statements of Income for fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for stock options by estimating forfeitures in the first three quarters of the year and applying the full year actual forfeitures in the fourth quarter of the year, as well as an estimate of future forfeitures, and recognized forfeitures as they occurred for restricted stock grants. The Company's method of valuation for share-based awards granted after January 1, 2006 is the Black-Scholes option-pricing model which was also previously used for the Company's pro forma information required under SFAS 123. See Note 11 for additional information.

        COMPUTATION OF NET INCOME PER SHARE.    Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and restricted stock units.

        SFAS No. 128, "Earnings per Share," requires that employee equity share options, restricted stock units and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include restricted stock units and the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible for tax purposes are assumed to be used to repurchase shares.

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

        RECLASSIFICATIONS.    Certain prior-year amounts have been reclassified to conform with the 2007 presentation.

Note 3. Summary of Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Positions No. FAS 157-1 and No. FAS 157-2 which delay the effective date of SFAS No. 157 for one year for certain non financial assets and liabilities and remove certain leasing transactions from its scope. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows for the year ended December 31, 2008.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 3. Summary of Recent Accounting Pronouncements (Continued)

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Entities shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's financial position, results of operations or cash flows for the year ended December 31, 2008.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating this statement to determine any potential impact that it may have on its financial results.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51." This statement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating this statement to determine any potential impact that it may have on its financial results.

Note 4. Acquisitions and Dispositions

ACQUISITIONS

        The Company makes acquisitions in order to expand its products, services and geographic reach. During the year ended December 31, 2007, the Company completed seven acquisitions of ValueMedics Research, LLC (U.S.), MERG Forschungsgruppe Medizinische Okonomie, GmbH (Germany), Datasurf Co. (Japan), Aremis Consultants Holding SA (France), Brynlake Limited (U.K.), MIHS Holdings, Inc (U.S.) and GCE Servicos Tecnologicos Ltda. (Brazil) at a cost of approximately $89,000 and were accounted for under the purchase method of accounting. As such, the aggregate purchase prices have been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date. The purchase price allocations will be finalized after the completion of the valuation of certain assets and liabilities. Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company's results of operations. The Consolidated Financial Statements include the results of these acquired companies subsequent to the closing of the acquisitions. Had each of these acquisitions occurred as of January 1, 2007 or 2006, the impact on the Company's results of operations would not have been significant. Goodwill of approximately $71,000 was recorded in connection with these acquisitions, of which an amount to be determined may be deductible for tax purposes.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 4. Acquisitions and Dispositions (Continued)

        During the year ended December 31, 2006, the Company completed six acquisitions for an aggregate cost of approximately $51,000. These acquisitions were Läkemedelsstatistik AB (Sweden), Health Outcomes Research Europe, S.L. (Spain), Genexis Servicos de Informacao Ltda. (Brazil), AboutPharma (Italy), Life Sciences Practice of Strategic Decisions Group (U.S.) and Dynamic Research and Solutions Inc. (U.S.) and were accounted for under the purchase method of accounting. As such, the aggregate purchase prices had been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date. The Company finalized the purchase price allocation for these acquisitions during 2007 which did not have a material impact on the Company's results of operations. The Consolidated Financial Statements include the results of these acquired companies subsequent to the closing of the acquisitions. Had these acquisitions occurred as of January 1, 2006 or 2005, the impact on the Company's results of operations would not have been significant. Goodwill of approximately $43,000 was recorded in connection with these acquisitions, of which $25,000 is deductible for tax purposes.

DISPOSITIONS

        During the year ended December 31, 2007, the Company received a final distribution from one of its venture capital funds and sold investments with a cost basis of $2,402 and realized a net pre-tax gain of $2,317. These transactions resulted in cash proceeds of $4,957.

        During the year ended December 31, 2006, the Company and its venture capital funds sold investments with a cost basis of $1,438 and realized a net pre-tax gain of $2,250. These sales resulted in cash proceeds of $5,026. The Company recorded $492 of write-downs associated with other-than-temporary declines in the fair value of its venture capital investments. Furthermore, the Company's unrealized gains on available-for-sale securities increased by $100 from December 31, 2005.

Note 5. Goodwill and Intangible Assets

        The Company follows SFAS No. 142 in accounting for the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually (or based on any triggering event) for impairment. It also provides that intangible assets that have finite useful lives continue to be amortized. The Company's goodwill increased by $120,099 to $651,709 at December 31, 2007, from $531,610 at December 31, 2006 due to the acquisitions discussed in Note 4, contingent earnout payments, purchase price allocations, and cumulative translation adjustments. The Company completed its annual impairment test as of September 30, 2007 and was not required to recognize a goodwill impairment charge (see Note 2).

        All of the Company's other acquired intangibles are subject to amortization. Intangible asset amortization expense was $17,750 and $18,167 during the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, intangible assets were primarily composed of customer relationships, databases and trade names (principally included in Other assets) and computer software. The gross carrying amounts and related accumulated amortization of these intangibles were $176,330 and $79,598, respectively, at December 31, 2007 and $150,183 and $61,850, respectively, at December 31, 2006.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 5. Goodwill and Intangible Assets (Continued)

        These intangibles are amortized over periods ranging from two to twenty years. As of December 31, 2007, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted average amortization period (years)
Customer Relationships	10.1
Computer Software and Algorithms	7.0
Databases	4.7
Trade Names	4.3
Other	3.5
Weighted average	9.0

        Customer relationships accounted for the largest portion of the Company's acquired intangibles at December 31, 2007. In accordance with the principles of SFAS No. 142 and Statement of Financial Accounting Concepts No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements," when determining the value of customer relationships for purposes of allocating the purchase price of an acquisition, the Company looks at existing customer contracts of the acquired business to determine if they represent a reliable future source of income and hence, a valuable intangible asset for the Company. The Company determines the fair value of the customer relationships based on the estimated future benefits the Company expects from the acquired customer contracts. In performing its evaluation and estimation of the useful life of customer relationships, the Company looks to the historical growth rate of revenue of the acquired company's existing customers as well as the historical attrition rates.

        Based on current estimated useful lives, annual amortization expense associated with intangible assets at December 31, 2007 is estimated to be as follows:

Year Ended December 31,	Amortization expense
2008	$17,537
2009	15,468
2010	11,902
2011	10,347
2012	8,563
Thereafter	$32,913

Note 6. Severance, Impairment and Other Charges

        In response to healthcare marketplace dynamics, during the fourth quarter of 2007, the Company committed to a restructuring plan designed to eliminate approximately 1,070 positions worldwide in production and development, sales, marketing, consulting and services and administration. The plan also included the write-down of two impaired computer software assets and related contract payments to be incurred with no future economic benefit based on the Company's decision to abandon certain

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 6. Severance, Impairment and Other Charges (Continued)

products in its EMEA region. As a result, the Company recorded $88,690 of Severance, impairment and other charges as a component of operating income in the fourth quarter of 2007. The severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

        These charges were designed to strengthen client-facing operations worldwide, increase the Company's operating efficiencies and streamline its cost structure. Some of the initiatives included in this plan are designed to better align the Company's resources to help clients manage for change in a challenging climate.

        The severance and contract payments portion of the charge was approximately $75,043 and will all be settled in cash. The Company expects that all termination actions under the plan will be completed by the end of 2008.

	Severance related reserves	Contract related reserves	Asset write- downs	Total
Charge at December 31, 2007	$71,583	$3,460	$13,647	$88,690
2007 utilization	—	—	(13,647)	(13,647)

Balance at December 31, 2007	$71,583	$3,460	$—	$75,043

        The company currently expects that cash outlays will be applied against the $75,043 balance remaining in the 2007 fourth quarter charge at December 31, 2007 as follows:

Year Ended December 31,	Outlays
2008	$60,015
2009	13,673
2010	1,169
2011	186

Total	$75,043

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

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 6. Severance, Impairment and Other Charges (Continued)

        All of the charge was settled in cash. The Company paid $166 during the first quarter of 2007 and there was no remaining accrual balance at December 31, 2007. All termination actions under this plan were completed by the end of 2006.

Severance related reserves
Charge at December 31, 2004	$36,890
2004 utilization	(452)
2005 utilization	(24,052)
2006 utilization	(12,220)
2007 utilization	(166)

Balance at December 31, 2007	$—

        During the three months ended March 31, 2003, the Company recorded $37,220 of Severance, impairment and other charges as a component of operating income. These charges were designed to further streamline operations and increase productivity through a worldwide reduction in headcount of approximately 80 employees and charges related to impaired contracts and assets. The contract-related charges were for impaired data supply and data processing contacts primarily in its U.S. and Japanese operations. The asset write-downs portion of the 2003 charge related to the Company's decision to abandon certain products and as such, certain computer software primarily in the U.S., Japan and EMEA was written-down to its net realizable value.

	Severance related reserves	Contract related reserves	Asset write- downs	Total
Charge at March 31, 2003	$9,958	$22,307	$4,955	$37,220
2003 utilization	(6,197)	(7,047)	(6,634)	(19,878)
2004 utilization	(1,637)	(3,614)	—	(5,251)
2005 utilization	(378)	(6,747)	—	(7,125)
2006 utilization	—	(2,262)	—	(2,262)
2007 utilization	—	(455)	—	(455)
2007 reversals	—	(2,249)	—	(2,249)
Adjustments	(1,746)	67	1,679	—

Balance at December 31, 2007	$—	$—	$—	$—

        Approximately $9,958 of the 2003 charge related to a worldwide reduction in headcount of approximately 80 employees. These severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

        The cash portion of the 2003 charge amounted to $30,586, of which the Company paid approximately $455, $2,262 and $7,125 during 2007, 2006 and 2005, respectively, related primarily to employee termination benefits and contract-related charges. There is no remaining accrual at December 31, 2007.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 6. Severance, Impairment and Other Charges (Continued)

        During the fourth quarter of 2001, the Company completed the assessment of its Competitive Fitness Program. This program was designed to streamline operations, increase productivity and improve client service. In connection with this program, the Company recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income. As of December 31, 2007, approximately $1,367 remains to be utilized from 2008 to 2013 related to severance payments.

        In the first quarter of 2007, the Company reversed $2,889 of contract-related reserves from the 2001 and 2003 charges due primarily to the termination and settlement of exit related costs for an impaired lease. These amounts were reversed against Selling and administrative expenses in the Condensed Consolidated Statements of Income.

	Severance related reserves	Contract related reserves	Asset write- downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 utilization	(3,692)	(6,663)	(27,887)	(38,242)
2002 utilization	(26,277)	(9,819)	(1,474)	(37,570)
2003 utilization	(6,384)	(2,720)	(241)	(9,345)
2004 utilization	(455)	(1,232)	—	(1,687)
2005 utilization	(262)	(1,881)	—	(2,143)
2006 utilization	(264)	(1,887)	—	(2,151)
2007 utilization	(263)	(1,208)	—	(1,471)
2007 reversals	—	(640)	—	(640)
Adjustments	(688)	(274)	962	—

Balance at December 31, 2007	$1,367	$—	$—	$1,367

        The Company currently expects that the $1,367 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

Year Ended December 31,	Outlays
2008	$262
2009	262
2010	262
2011	262
2012	262
Thereafter	57

Total	$1,367

Note 7. Minority Interests

        The Company consolidates the assets, liabilities, results of operations and cash flows of businesses and investments over which it has control (see Note 2). Third parties' ownership interests are reflected as minority interests on the Company's financial statements. In July 2006, the Company, together with two of its wholly-owned subsidiaries, entered into an Amended and Restated Agreement of Limited Liability Company of IMS Health Licensing Associates, L.L.C. (the "Amended LLC Agreement"). The

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 7. Minority Interests (Continued)

Amended LLC Agreement governs the relationship between the Company, its subsidiaries and two third-party investors with respect to their interests in IMS Health Licensing Associates, L.L.C. (the "LLC"). The Company is the sole managing member of the LLC. Since 1997, the Company and/or its subsidiaries, or their predecessors, have contributed assets to, and have held a controlling (currently approximately 93%) interest in, the LLC, and the third-party investors have contributed $100,000 to, and have held a minority (currently approximately 7%) interest in, the LLC. The third-party investor contributions are reflected in Minority Interests in the Consolidated Statements of Financial Position. The LLC is a separate and distinct legal entity that is in the business of licensing database assets and computer software. Under the terms of the Amended LLC Agreement, the third-party investors have the right to take steps that would result in the liquidation of their membership interest in the LLC on June 30, 2009. This right may be accelerated if certain events occur as set forth in the Amended LLC Agreement.

        Minority interest related to these subsidiaries of $7,795, $4,517 and $3,336 was recorded in Other income (expense), net on the Consolidated Statements of Income in 2007, 2006 and 2005, respectively.

Note 8. Securities

        Securities and other investments include the Company's investments in: a) publicly traded marketable securities; b) direct equity investments in private companies; and c) limited partner interests in venture capital partnerships. During the fiscal year 2007, the company sold its inventory of publicly traded securities.

        Marketable securities, principally consisting of equity securities, are classified as available-for-sale. Such securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported within Other Comprehensive Income as a component of Shareholders' Equity. Typically these securities are distributed to the Company from venture capital partnerships in which it invests. The cost and estimated fair value of these securities were $0 and $0 respectively, at December 31, 2007, and $1,033 and $1,237, respectively, at December 31, 2006.

        Direct equity investments in private companies and limited partner interests in venture capital partnerships are carried in the financial statements at cost, which was $5,415 at December 31, 2007 and $5,164 at December 31, 2006. On a quarterly basis, the Company monitors the realizable value of these investments and makes appropriate reductions in their carrying values when a decline in value is deemed to be other-than-temporary.

        After a comprehensive review of the publicly traded marketable securities and of the operating results, financial position and future prospects of the investments made by the partnerships, management concluded that the declines in the value of the investments were other-than-temporary in nature and charges of $0 and $492 for the years ended December 31, 2007 and 2006, respectively, have been included in Gains from investments, net in the Consolidated Statements of Income.

        The Company sold securities from its available-for-sale portfolio and recorded a net pre-tax gain of $2,555, $3,588 and $2,583 during 2007, 2006 and 2005, respectively. These amounts were recorded in Gains from investments, net in the Consolidated Statements of Income.

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

        The impact of foreign exchange risk management activities on pre-tax income in 2007 was a net loss of $9,565, a net loss of $6,074 in 2006 and a net gain of $29,800 in 2005. In addition, at December 31, 2007, the Company had approximately $431,272 in foreign exchange forward contracts outstanding with various expiration dates through November 2008 relating to non-U.S. Dollar anticipated royalties and non-functional currency assets and liabilities. Foreign exchange forward contracts are recorded at estimated fair value. The estimated fair values of the forward contracts are based on quoted market prices.

        Unrealized and realized gains and losses on the contracts hedging net income and non-functional currency assets and liabilities do not qualify for hedge accounting in accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," (collectively, "SFAS No. 133"), and therefore are not deferred and are included in the Consolidated Statements of Income in Other income (expense), net.

        Unrealized gains and losses on the contracts hedging non-U.S. Dollar anticipated royalties qualify for hedge accounting under SFAS No. 133 and are therefore deferred and included in OCI "Other Comprehensive Income."

FAIR VALUE OF FINANCIAL INSTRUMENTS

        At December 31, 2007, the Company's financial instruments included cash, cash equivalents, receivables, accounts payable and long-term debt. At December 31, 2007, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. At December 31, 2007, the fair value of long-term debt approximated carrying value.

CREDIT CONCENTRATIONS

        The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties. The Company would not realize a material loss as of December 31, 2007 in the event of non-performance by any one counterparty. In general, the Company enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 9. Financial Instruments (Continued)

        The Company maintains accounts receivable balances ($415,926 and $367,413, net of allowances, at December 31, 2007 and 2006, respectively. See Note 17), principally from customers in the pharmaceutical industry. The Company's trade receivables do not represent significant concentrations of credit risk at December 31, 2007 due to the high quality of its customers and their dispersion across many geographic areas.

LINES OF CREDIT

        The following table summarizes the Company's long-term debt at December 31, 2007 and December 31, 2006:

	2007	2006
4.6% Private Placement Note, principal payment of $150,000 due January 2008, net of interest rate swaps of $(981) and $(2,819), respectively	$149,019	$147,181
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000
1.70% Private Placement Note, principal payment of 34,395,000 Japanese Yen due January 2013	300,787	288,670
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 1.20%	397,973	249,097
Swiss Franc denominated borrowings at average floating rates of approximately 3.01%	54,730	59,258
U.S. Dollar denominated borrowings at average floating rates of approximately 5.49%	100,700	31,200
Bank Term Loan, principal payment of $50,000 due June, 2009 at average floating rate of approximately 5.21%	50,000	50,000

Total Long-Term Debt	$1,203,209	$975,406

        In July 2006, the Company entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks ("Revolving Credit Facility") replacing its existing $700,000 Amended and Restated Facility (see below). The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits. Total borrowings under the Revolving Credit Facility were $553,403 and $339,555 at December 31, 2007 and December 31, 2006, respectively, all of which were classified as long-term. In April 2004, the Company entered into a $700,000 revolving credit facility with a syndicate of 12 banks (the "Unsecured Facility"). The Unsecured Facility replaced the Company's lines of credit with several domestic and international banks. On March 9, 2005, the Company renegotiated with the syndicate of 12 banks to amend and restate the Unsecured Facility (the "Amended and Restated Facility"). The terms of the Amended and Restated Facility extended the maturity of the facility in its entirety to a term of five years, maturing March 2010, reduced the borrowing margins and increased subsidiary borrowing limits.

        The Company defines long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement. Although the 4.6% Private Placement Notes principal payment of $150,000 is due within 365 days, the Company has the ability and intent to

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 9. Financial Instruments (Continued)

refinance the notes with another long-term debt arrangement and continues to classify them as long-term in compliance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced." See Note 19.

        In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 30 basis points and can vary based on the Company's Debt to EBITDA ratio. The weighted average interest rates for the Company's lines were 2.16% and 1.61% at December 31, 2007 and December 31, 2006, respectively. In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.075%. At December 31, 2007, the Company had approximately $446,597 available under its existing bank credit facilities.

        In June 2006, the Company closed a $50,000 three year term loan with a bank. The term loan allows the Company to borrow at a floating rate with a lower borrowing margin than the Company's revolving credit facility, and provides the Company with an option to extend the term up to an additional two years. The Company used the proceeds to refinance existing debt borrowed under the revolving credit facility.

        In April 2006, the Company closed a private placement transaction pursuant to which it issued $150,000 of ten-year notes to two highly rated insurance companies at a fixed rate of 5.55%. The Company used the proceeds to refinance existing debt of $150,000 drawn under a short term credit agreement with a bank in January 2006.

        In January 2006, the Company closed a private placement transaction pursuant to which its Japanese subsidiary issued 34,395,000 Japanese Yen seven-year debt (equal to $300,000 at date of issuance) to several highly rated insurance companies at a fixed rate of 1.70%. The Company used the proceeds to refinance existing debt in Japan borrowed under the Company's Amended and Restated Facility.

        In January 2003, the Company closed a private placement transaction pursuant to which it issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%. The Company used the proceeds to pay down short-term debt. The Company also swapped $100,000 of its fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points. The Company accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company determined the fair values based on estimated prices quoted by financial institutions. The fair values of these swaps were $(981) and $(2,819) as of December 31, 2007 and December 31, 2006, respectively. These notes matured and were paid off in January 2008. The Company subsequently closed a private placement transaction in February 2008 to which it issued $105,000 of seven-year debt and $135,000 of ten-year debt (see Note 19).

        The Company's financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges. At December 31, 2007, the Company was in compliance with these financial debt covenants.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits

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

        In September 2006, the FASB issued SFAS 158, which requires recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. This statement amends and clarifies the financial accounting and reporting guidance for defined benefit pension and other postretirement plans. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized first in OCI and then in AOCI, a component of shareholders' equity, net of tax effects. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company's fiscal year end. SFAS 158 was effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Since the Company already utilizes a fiscal year end measurement date for the majority of its plans, this particular provision does not materially affect the financial statements. The Company adopted SFAS 158 as of December 31, 2006.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits (Continued)

        The following tables summarize changes in the benefit obligation, the plan assets and the funded status of the Company's pension and postretirement benefit plans as well as the components of net periodic benefit costs, including key assumptions.

	Pension Benefits		Other Benefits
Obligations and Funded Status at December 31,
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$338,644	$299,640	$12,083	$13,806
Service cost	13,116	12,711	6	23
Interest cost	18,452	15,876	720	667
Foreign currency exchange adjustment	4,279	20,469	—	—
Amendments	—	(127)	—	—
Plan participants' contributions	1,838	1,766	465	349
Actuarial (gain) loss	(13,647)	827	1,026	(1,349)
Benefits paid (net of Medicare subsidy of $79 in 2007)	(10,238)	(9,864)	(1,671)	(1,413)
Settlements	(2,017)	(2,657)	—	—
Acquisitions	—	3	—	—

Benefit obligation at end of year	$350,427	$338,644	$12,629	$12,083

Change in plan assets
Fair value of plan assets at beginning of year	$374,003	$311,001	$—	$—
Actual return on assets	17,597	37,745	—	—
Foreign currency exchange adjustment	2,936	17,545	—	—
Employer contributions	8,267	16,900	1,206	1,064
Plan participants' contributions	1,838	1,766	465	349
Benefits paid (net of Medicare subsidy of $79 in 2007)	(10,238)	(9,864)	(1,671)	(1,413)
Settlements	(530)	(1,090)	—	—

Fair value of plan assets at end of year	$393,873	$374,003	$—	$—

Funded status	$43,446	$35,359	$(12,629)	$(12,083)

Contributions between measurement date and end of fiscal year	179	119	—	—

Net amount recognized	$43,625	$35,478	$(12,629)	$(12,083)

Amounts recognized in the Consolidated Statements of Financial Position consist of:
Other assets	$95,666	$97,279	$—	$—
Accrued and other current liabilities	(3,183)	(1,879)	(755)	(717)
Postretirement and postemployment benefits liability	(48,858)	(59,922)	(11,874)	(11,366)

Net amount recognized	$43,625	$35,478	$(12,629)	$(12,083)

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits (Continued)

        The accumulated benefit obligation for all defined benefit pension plans was $330,622 and $317,767 at December 31, 2007, and 2006, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31,	2007	2006
Projected benefit obligation	$229,356	$226,901
Accumulated benefit obligation	$211,099	$206,967
Fair value of plan assets	$177,136	$165,064

        The amounts recognized in accumulated other comprehensive income consist of:

Additional Information as of December 31,	Pension Benefits 2007	Other Benefits 2007	Pension Benefits 2006	Other Benefits 2006
Net actuarial loss (gain)	77,222	$3,916	$83,314	$3,362
Prior service cost (credit)	(598)	(13)	(267)	(49)
Transition obligation (asset)	(66)	—	(56)	—

Total	$76,558	$3,903	$82,991	$3,313

	Pension Benefits			Other Benefits
Components of Net Periodic Benefit Cost for years ended December 31,
	2007	2006	2005	2007	2006	2005
Service cost	$13,116	$12,711	$11,666	$6	$23	$51
Interest cost	18,452	15,876	14,523	720	667	716
Expected return on plan assets	(29,273)	(25,645)	(22,051)	—	—	—
Amortization of net loss (gain)	4,174	4,592	3,055	471	308	364
Amortization of prior service cost (credit)	331	(2)	(200)	(36)	(168)	(987)
Amortization of transition obligation (asset)	9	19	(2)	—	—	—
Settlement loss (gain)	(51)	264	—	—	—	—

Net periodic benefit cost	$6,758	$7,815	$6,991	$1,161	$830	$144

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Actuarial (gain) loss—current year	$(1,970)	N/A	N/A	$1,026	N/A	N/A
Amortization of actuarial (gain) loss	(4,174)	N/A	N/A	(472)	N/A	N/A
Amortization of prior service cost (credit)	(331)	N/A	N/A	36	N/A	N/A
Amortization of transition obligation (asset)	(9)	N/A	N/A	—	N/A	N/A
Settlement loss (gain)	51	N/A	N/A	—	N/A	N/A

Change in effect of additional minimum liability	N/A	$(35,202)	$6,695	N/A	N/A	N/A

Total recognized in other comprehensive income	$(6,433)	$(35,202)	$6,695	$590	N/A	N/A

Total recognized in net periodic benefit cost and other comprehensive income	$325	$(27,387)	$13,686	$1,751	$830	$144

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits (Continued)

        The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows:

	Pension Benefits	Other Benefits	Total
Net actuarial loss (gain)	$2,540	$582	$3,122
Prior service cost (credit)	24	(13)	11
Transition obligation (asset)	(3)	—	(3)

Total	$2,561	$569	$3,130

ASSUMPTIONS

	Pension Benefits
			Other Benefits
Weighted average assumptions used to determine benefit obligations at December 31,
	2007	2006	2007	2006
Discount rate	5.91%	5.39%	6.25%	6.00%
Rate of compensation increase	3.58%	3.49%	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31,	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.39%	5.15%	5.61%	6.00%	5.75%	6.00%
Expected long-term return on plan assets	7.94%	7.99%	8.33%	N/A	N/A	N/A
Rate of compensation increase	3.49%	3.75%	3.73%	N/A	N/A	N/A

        In selecting an expected return on plan asset assumption, the Company considers the returns being earned by the plan assets in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. At January 1, 2008 the expected return on plan assets for the U.S. pension plans is 8.50%, which is unchanged from the prior year. Outside the U.S., the range of applicable expected rates of return is 1.5–8.0% as of January 1, 2008 compared to a range of 0.21%–9.0% at January 1, 2007. The actual return on plan assets will vary from year to year versus this assumption. The Company believes it is appropriate to use long-term expected forecasts in selecting its expected return on plan assets. As such, there can be no assurance that its actual return on plan assets will approximate the long-term expected forecasts. The expected return on assets ("EROA") were $29,275 and $25,645 and the actual return on assets were $17,597 and $37,745, respectively, for the year ended December 31, 2007 and 2006.

Assumed health care cost trend rates at December 31,	2007	2006	2005
Health care cost trend rate assumed for next year	10.0%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2012	2011

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits (Continued)

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$61	$(53)
Effect on accumulated postretirement benefit obligation	$1,048	$(899)

PLAN ASSETS

        The Company's pension plan weighted average asset allocations at December 31, 2007, and 2006, by asset category, follows:

	Plan Assets at December 31,
Asset Category
	2007	2006
Equity securities	70%	68%
Debt securities	25	27
Real estate	4	4
Other	1	1

Total	100%	100%

        The target asset allocation for the Company's pension plans is as follows:

Asset Category	2007
Equity securities	60–80%
Debt securities	20–30%
Real estate	0–10%
Other	0–1%

        The Company invests primarily in equity and debt securities that are within prudent levels of risk and provide for necessary liquidity requirements. The long-term objectives are to invest in vehicles that provide a return that both limits the risk of plan assets failing to meet associated liabilities and minimizes long-term expense. The majority of the Company's plan assets are measured quarterly against benchmarks established by the Company's investment advisors, and the Company's Asset Management Committee, who has the authority to recommend changes as deemed appropriate and reviews actual performance. The Company periodically conducts asset liability modeling studies to ensure that the investment strategy is aligned with the obligations of the plans and that the assets will generate income and capital growth to meet the cost of current and future benefits that the plans provide. The pension plans do not include investments in Company stock at December 31, 2007 or 2006.

CASH FLOWS

        CONTRIBUTIONS.    During fiscal 2007, the Company contributed $9,473 to its pensions and postretirement benefit plan which included voluntary contributions above the minimum requirements

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits (Continued)

for the pension plans. The Company currently expects to contribute $12,896 in required contributions and $707 in discretionary contributions to our pension and postretirement benefit plans during fiscal 2008. The Company may make additional contributions into its pension plans in fiscal 2008 depending on, among other factors, how the funded status of those plans changes and in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts we may deem to be appropriate.

        ESTIMATED FUTURE BENEFIT PAYMENTS AND SUBSIDY RECEIPTS.    The following benefit payments (net of expected participant contributions), which reflect expected future service and the Medicare Part D subsidy receipts, are expected to be paid or received as follows:

Expected benefit payments/(subsidy receipts)	Pension Benefits	Other Benefits	Expected Federal Subsidy
2008	$12,439	$1,228	$(120)
2009	12,145	1,333	(145)
2010	12,636	1,433	(169)
2011	13,110	1,564	(188)
2012	14,952	1,638	(216)
Years 2013–2017	84,942	9,792	(1,089)

        PLANS ACCOUNTED FOR UNDER APB OPINION NO. 12, "OMNIBUS OPINION—1967."    The Company provides certain executives with supplemental pension benefits in accordance with their individual employment arrangements. As individual arrangements, these pension benefits are accounted for under APB Opinion No. 12 (which addresses accounting for deferred compensation contracts) and not SFAS No. 87, and as a result, the tables of this Note 10 do not include the Company's expense or obligation associated with providing these benefits. The Company's obligation for these unfunded arrangements was $15,259 at December 31, 2007 and $12,877 at December 31, 2006. Annual expense was approximately $2,880, $4,725 and $5,232 for the years ended December 31, 2007, 2006 and 2005, respectively. The discount rate and rate of compensation increase used to measure year-end obligations was 6.25% and 5.00%, respectively, as of December 31, 2007, and 6.00% and 5.00%, respectively, as of December 31, 2006.

        DEFINED CONTRIBUTION PLANS.    Certain employees of the Company in the United States of America are eligible to participate in the Company-sponsored defined contribution plan. The Company makes a matching contribution of up to 50% of the employee's contribution based on specified limits of the employee's salary. The Company's expense related to this plan was approximately $4,501, $3,873 and $3,281 for the years ended December 31, 2007, 2006 and 2005, respectively. Approximately 3% and 4% of total plan assets were invested in Company stock at December 31, 2007 and 2006, respectively.

        On January 1, 2007, the defined contribution executive retirement plan was established. Participants are certain key executives who are designated by the CEO and approved by the Human Resource Committee of the board. Contributions are defined in the plan document and consist of a basic and a past service contribution. Both types of contributions are based on age and service, however, the past service contribution is only granted to the participants for the first ten years of participation in the plan. The plan has no assets, but a liability equal to the contributions credited to

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits (Continued)

the participants is recorded in the balance sheet of the Company. The Company's expense related to this plan was approximately $1,700 for the year ended December 31, 2007.

        There are additional Company-sponsored defined contribution arrangements for employees of the Company residing in countries other than the United States. The Company is required to make contributions based on the specific requirements of the plans. The Company's expense related to these plans was approximately $5,818, $4,329 and $4,536 for the years ended December 31, 2007, 2006 and 2005, respectively. None of the plan assets were invested in Company stock at any time during 2007, 2006, or 2005.

Note 11. Stock-Based Compensation

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

        The Company maintains four Stock Incentive Plans, which provide for the grant of stock options, restricted stock and restricted stock units to eligible employees and Non-Employee Directors. At

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

December 31, 2007, there were 59,279 shares of Common Stock reserved for issuance under all of the Company's stock plans, of which 13,424 shares are still available for future grants. Common Stock reserved for issuance includes 18,448 shares from the 2000 Stock Incentive Plan, which the Board of Directors approved during 2000, 36,484 shares from the 1998 Employees' Stock Incentive Plan, 29,784 of which was approved by the shareholders during 1998 and 6,700 of which were approved by the shareholders in May 2006, 3,437 shares from the 1998 Employees' Stock Purchase Plan, which was approved by the shareholders during 1998, and 910 shares from the 1998 Non-Employee Directors' Stock Incentive Plan, 410 shares of which were approved by the shareholders during 1998 and an additional 500 shares of which were approved by the shareholders in May 2003. Historically, stock options have been granted to broad groups of employees on a discretionary basis. Beginning in fiscal 2006, employees are generally eligible to receive restricted stock units with a service condition of four years instead of stock options with a service condition of three years. Certain senior employees will continue to be eligible to receive restricted stock units which contain both performance and service conditions.

        The Employee Stock Purchase Plan ("ESPP") was originally adopted in 1998 with a quarterly purchase period and a price equal to the lesser of 90% of the fair market value on the first trading day or the last trading day of the period. The Company amended its Employee Stock Purchase Plan in 2001 to allow employees to purchase a limited amount of Common Stock at the end of each six-month period at a price equal to the lesser of 85% of fair market value on (a) the first trading day of the period, or (b) the last trading day of the period. Beginning with the first purchase of 2006, the plan was amended to allow employees to purchase a limited amount of Common Stock at the end of each six-month period at a price equal to 85% of the fair market value on the last trading day of the period. Beginning with the first purchase of 2007, the plan was amended to allow employees to purchase a limited amount of Common Stock at the end of each six-month period at a price equal to 90% of the fair market value on the last trading day of the period. Fair market value is defined as the average of the high and low prices of the shares on the relevant day. The 10% discount made the plan compensatory under SFAS 123R. At the discretion of the Human Resources Committee of the Company's Board of Directors (the "Committee), the ESPP was terminated effective with the December 31, 2007 purchase.

        Stock options are granted with an exercise price equal to the fair market value of a share of Common Stock on the date of grant. Stock options expire within seven to ten years and generally vest ratably over three years for employees and one to three years for non-employee directors. The vesting period and option term for grants to employees is at the discretion of the Committee.

        Restricted stock units are granted at a price equal to the fair market value of a share of Common Stock on the date of grant. Restricted stock units with service vesting generally vest ratably over three to four years. The vesting period for grants to employees is at the discretion of the Committee. Non- Employee Directors and Executives have the ability to elect to defer settlement of RSUs pursuant to the Company's Stock Incentive Plans. Elections to defer the share distribution date are subject to the requirements of Internal Revenue Code Section 409A.

        Participation in the Performance Restricted Stock Units program ("PERS"), under which performance restricted stock units are granted, is limited to key senior executives. The target award is denominated in cash and is equal to each eligible executive's annual incentive target. These awards are subject to fair value adjustments for any changes in the underlying market value of the Company's

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

Common Stock until the end of the performance period. The performance period is one year during which performance against the established financial criterion is measured. The actual award is quantified and granted to eligible employees in restricted stock units at the February Committee meeting in the year following the one year performance period. Upon grant, there is an additional two year cliff vest service requirement which begins on the first business day of the year following the performance period. If performance criterion is not met, the award is forfeited and no restricted stock units are granted. The restricted stock units granted are determined using the fair market value based on the average high/low stock price for the last 20 trading days of the performance period in accordance with the PERS program. Performance awards are granted at a price equal to the fair market value of a share of Common Stock on the date of grant.

        Participation in the Long Term Incentive program ("LTI"), under which performance restricted stock units are granted, is at the CEO's discretion with participants varying from year to year. The target awards, by person, are approved by the Committee prior to the end of the first quarter of the performance cycle. The target award is denominated 50% in cash, or in unrestricted shares of stock at the fair market value of IMS Common Stock on the day of grant, which are payable after the two year performance period. The remaining 50% is payable in restricted stock units, which are granted after the two year performance period with an additional two year cliff vest service requirement. A restricted stock unit, if earned, may only be settled by issuance or delivery of a share. These awards are subject to fair value adjustments for any changes in the underlying market value of the Company's Common Stock until the end of the two year performance period. At the end of the performance period, achievement against the established financial criterion is measured and the actual payout percentage is quantified and approved by the Committee following approval of year end results by the Board of Directors. If performance criterion is not met, the award is forfeited and no restricted stock units are granted and no cash or unrestricted shares are paid. The restricted stock units granted are determined using the fair market value based on the average high/low stock price for the last 20 trading days of the year prior to the beginning of the performance period in accordance with the LTI plan document. Performance awards are granted at a price equal to the fair market value of a share of Common Stock on the date of grant.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

        The following table summarizes activity of stock options for the periods indicated:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Options Outstanding, December 31, 2004	35,500	$21.86
Granted	4,813	$24.12
Exercised	(8,726)	$18.97
Forfeited	(575)	$20.63
Cancelled	(1,028)	$26.93

Options Outstanding, December 31, 2005	29,984	$22.91

Granted	11	$24.54
Exercised	(6,161)	$19.36
Forfeited	(699)	$23.58
Cancelled	(1,739)	$28.93

Options Outstanding, December 31, 2006	21,396	$23.43

Granted	—	—
Exercised	(6,299)	$22.72
Forfeited	(200)	$24.14
Cancelled	(371)	$27.61

Options Outstanding, December 31, 2007	14,526	$23.62	2.48	$19,689

Options Vested or Expected to Vest, December 31, 2007	14,482	$23.62	2.48	$19,689

Exercisable, December 31, 2007	13,218	$23.57	2.30	$19,689

        The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company's Common Stock as of the end of the period. As of December 31, 2007, approximately $3,741 of unrecognized stock compensation expense related to unvested stock options (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 3 months. As of December 31, 2006, approximately $16,312 of unrecognized stock compensation expense related to unvested stock options (net of estimated forfeitures) was expected to be recognized over a weighted-average period of 1.00 years. Proceeds received from the exercise of stock options were $143,128 for the year ended December 31, 2007, and $119,257 for the year ended December 31, 2006. The intrinsic value of stock options that were exercised was $50,120 for the year ended December 31, 2007, the majority of which is currently deductible for tax purposes, $49,208 for the year ended December 31, 2006, and $63,815 for the year ended December 31, 2005.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

        The fair value of stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for prior year grants were developed based on SFAS 123R and SEC guidance contained in SAB 107.

        The Company did not grant any stock options during 2007. The following table summarizes the weighted average assumptions used to compute the weighted average fair value of prior year stock option grants:

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

  •
  The weighted average volatility was developed using historical volatility for periods equal to the expected life of the options. An increase in the weighted average volatility assumption will increase stock compensation expense.

  •
  The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

  •
  The expected term was estimated by reviewing the historical exercise experience of a fully vested material grant that was close to maturity. An increase in the expected holding period will increase stock compensation expense.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

        The following table summarizes activity of restricted stock units with service conditions.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested, December 31, 2004	410	$20.01

Granted	153	$24.46
Vested	(119)	$24.41
Forfeited	—	—

Unvested, December 31, 2005	444	$20.30

Granted	1,386	$26.12
Vested	(217)	$22.03
Forfeited	(55)	$25.79

Unvested, December 31, 2006	1,558	$25.04

Granted	1,219	$29.64
Vested	(296)	$26.06
Forfeited	(148)	$28.09

Unvested, December 31, 2007	2,333	$27.16	$53,368

Vested or Expected to Vest, December 31, 2007	2,101	$27.05	$48,062

        The intrinsic value for restricted stock units is calculated based on the market price of the Company's Common Stock as of the end of the period. As of December 31, 2007, approximately $43,571 of unrecognized stock compensation expense related to unvested restricted stock units (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 2.73 years. As of December 31, 2006 approximately $26,445 of unrecognized stock compensation expense related to unvested restricted stock units was expected to be recognized over a weighted-average period of 3.00 years. The total fair value of restricted stock units with service conditions which vested during the periods ended December 31, 2007, 2006, and 2005 was $8,716, $4,467 and $2,802, respectively.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

        The following table summarizes activity of restricted stock units with performance conditions.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested, December 31, 2004	241	$20.96

Granted	194	$20.62
Vested	(53)	$18.97
Forfeited	(7)	$17.72

Unvested, December 31, 2005	375	$21.12

Granted	154	$24.53
Vested	(181)	$21.76
Forfeited	(28)	$24.08

Unvested, December 31, 2006	320	$22.14

Granted	123	$29.16
Vested	(84)	$18.65
Forfeited	(6)	$27.00

Unvested, December 31, 2007	353	$25.34	$8,087

Vested or Expected to Vest, December 31, 2007	336	$25.25	$7,690

        The intrinsic value for restricted stock units with performance conditions is calculated based on the market price of the Company's Common Stock as of the end of the period. As of December 31, 2007, approximately $1,290 of unrecognized stock compensation expense related to unvested restricted stock units (net of estimated forfeitures) is expected to be recognized over a weighted-average period of six months. As of December 31, 2006, approximately $1,145 of unrecognized stock compensation related to unvested restricted stock units with performance conditions was expected to be recognized over a weighted-average period of 1.00 year. The total fair value of restricted stock units with performance conditions which vested during the periods ended December 31, 2007, 2006, and 2005 was $2,347, $5,570 and $1,231, respectively.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

        The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied:

		Year ended December 31, 2005
Net Income:	As reported	$284,091
	Add: Stock-based employee compensation expense included in reported net income, net of tax	4,008
	Deduct: Total stock-based employee compensation expense under fair value method for all awards, net of tax	(29,829)

	Pro forma	$258,270

Earnings Per Share:
Basic	As reported	$1.24
	Pro forma	$1.13
Diluted	As reported	$1.22
	Pro forma	$1.11

        The following table summarizes activity of non-employee director deferred stock granted in lieu of board meeting fees:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2004	24	$21.47

Granted	6	$24.87

Outstanding, December 31, 2005	30	$22.12

Granted	3	$26.13

Outstanding, December 31, 2006	33	$22.49

Granted	5	$29.50

Outstanding, December 31, 2007	38	$23.37

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

        The following table summarizes the components and classification of stock-based compensation expense in 2007 and 2006:

	Year ended December 31,
	2007	2006
Stock Options	$14,143	$30,022
Restricted Stock Units	20,810	11,842
Employee Stock Purchase Plan	639	914

Total Stock-Based Compensation Expense	$35,592	$42,778

Operating Costs of I&A	$3,610	$4,440
Direct and Incremental Costs of C&S	3,762	2,288
Selling, & Administrative Expenses	28,220	36,050

Total Stock-Based Compensation Expense	$35,592	$42,778

Tax Benefit on Stock-Based Compensation Expense	$10,334	$13,014

Capitalized Stock-Based Compensation Expense	$325	$—

        The tax benefit realized on stock options exercised and restricted stock issued for the year ended December 31, 2007 was $17,798.

        Realized tax benefits in excess of amounts recognized in the Consolidated Statements of Income were recognized as a financing activity rather than an operating activity for purposes of the Consolidated Statement of Cash Flows and were equal to $5,103 and $6,509 as of December 31, 2007 and 2006, respectively.

        The Company satisfies stock option exercises, vested restricted stock units and ESPP shares with repurchased treasury stock on hand. For further information regarding the Company's share repurchase programs and shares available for repurchase under such programs, see Note 14.

Note 12. Income Taxes

        Income from continuing operations before provision for income taxes consisted of:

	2007	2006	2005
U.S.	$191,574	$277,677	$293,734
Non-U.S.	158,021	171,068	160,519

	$349,595	$448,745	$454,253

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 12. Income Taxes (Continued)

        The provision (benefit) for income taxes consisted of:

	2007	2006	2005
U.S. Federal and State:
Current	$86,883	$84,124	$133,820
Deferred	416	(7,546)	19,880

	$87,299	$76,578	$153,700

Non-U.S.:
Current	$48,599	$47,367	$11,636
Deferred	(20,343)	9,289	4,826

	28,256	56,656	16,462

Total	$115,555	$133,234	$170,162

        The following table summarizes the significant differences between the U.S. Federal statutory taxes and the Company's provision for income taxes for consolidated financial statement purposes.

	2007	2006	2005
Tax Expense at Statutory Rate	35.0%	35.0%	35.0%
State and Local Income Taxes, net of Federal Tax Benefit	1.5	1.3	1.2
Impact of Non-U.S. Tax Rates and Credit	(3.0)	(1.2)	(2.7)
FIN48 Liabilities	5.4	—	—
Non-U.S. Audit Settlements	(4.7)	—	(6.4)
Reorganization of Non-U.S. Subsidiaries	(3.6)	—	—
Impact of Non-U.S. Tax Rate Changes	2.1	—	—
AJCA Taxes	—	—	8.9
U.S. Audit Settlements	—	(3.9)	—
Pre-Spin Liability	—	(6.4)	—
Unremitted Earnings	—	6.2	—
Amortization of U.S. Intangibles	—	(3.1)	1.0
Other, net	0.4	1.8	0.5

Total Taxes	33.1%	29.7%	37.5%

        In 2007, the Company's effective tax rate of 33.1% was impacted primarily due to a favorable non-U.S. audit settlement for tax years 1998 through 2002 of approximately $16,500, a tax charge of approximately $7,500 to revalue net deferred tax assets arising from the enactment of the German 2008 Business Tax Reform Act which reduced the German federal tax rate from 25% to 15% and a reorganization of certain non-U.S. subsidiaries of approximately $12,440.

        The Company adopted the provisions of FIN 48, on January 1, 2007. As a result of this adoption, the Company recognized an increase in liabilities for uncertain tax positions of approximately $51,800 and a corresponding reduction to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had approximately $117,200 of gross unrecognized tax benefits, of which $107,600, if recognized, would favorably affect the effective tax rate. The Company recognizes interest expense and

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 12. Income Taxes (Continued)

penalties related to unrecognized tax benefits in income tax expense. As of the adoption date, the Company had recorded interest and penalties of approximately $13,500.

        The Company files numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for the years before 2004 and is no longer subject to state and local income tax examination by tax authorities for years before 1997. As well, with few exceptions, the Company is no longer subject to examination by tax authorities in its material non-U.S. jurisdictions prior to 2003. It is reasonably possible that within the next twelve months the Company could realize approximately $11,200 of unrecognized benefits; $9,700 as a result of the termination of a non-U.S. agreement and $1,500 as a result of the expiration of certain statutes of limitation.

        The Internal Revenue Service ("IRS") is currently auditing the Company's 2004 and 2005 federal income tax returns. It is reasonably possible that this audit may conclude within the next twelve months. To date, no material adjustments have been proposed as a result of this audit. At this time, it is not reasonably possible to estimate the impact of the resolution of this audit on the Company's financial statements.

        For the twelve months ended December 31, 2007 the Company recorded approximately $21,100 of tax expense related to uncertain tax positions that if recognized, would favorably affect the effective tax rate. Included in this amount is approximately $12,600 of interest and penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

FIN 48 Tabular Reconciliation	2007
Gross unrecognized tax benefits at January 1, 2007	$117,184
Gross increases/decreases—prior period positions	6,507
Gross increases/decreases—current period positions	15,690
Other	(1,053)

Gross unrecognized tax benefits at December 31, 2007	$138,328

        In 2006, the Company's effective tax rate of 29.7% was impacted by approximately $69,200 primarily due to a favorable U.S. partnership audit settlement for the tax years 1998 through 2003 and a favorable U.S. corporate audit settlement of approximately $17,600 for the tax years 2000 through 2003. The effective tax rate was also impacted by approximately $27,650 of tax expense associated with a reorganization of certain non-U.S. subsidiaries, of which approximately $6,200 was incurred in the fourth quarter. Further, approximately $24,900 of tax expense was recorded in 2006 related to disputes between the Company and NMR, on the one hand, and Donnelley and certain of its former affiliates on the other hand, as to the proper interpretation, and allocation, of tax liabilities under the 1996 Spin-Off agreements (see Note 15).

        In 2005, the Company's effective tax rate of 37.5% was impacted primarily due to a favorable non-U.S. audit settlement of approximately $29,200. The effective tax rate for 2005 was also impacted by $40,600 of tax expense from the repatriation of $647,000 of foreign earnings back to the U.S. during 2005 pursuant to the American Jobs Creation Act of 2004 ("AJCA").

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 12. Income Taxes (Continued)

        The Company's deferred tax assets (liabilities) are comprised of the following at December 31:

	2007	2006
Deferred Tax Assets:
Net Operating Losses	$48,925	$33,164
Non-U.S. Intangibles	36,840	45,176
Post Employment Benefits	21,089	1,170
Equity Compensation	13,489	8,648
Deferred Revenues	7,499	—
Other	6,313	558
Securities and Other Investments	17	7,135

	134,172	95,851
Valuation Allowance	(32,096)	(21,078)

	102,076	74,773

Deferred Tax Liabilities:
Computer Software	(78,104)	(76,673)
Undistributed Earnings	(27,650)	(27,650)
Deferred Revenues	—	(10,529)
Employee Benefits	(19,088)	(15,712)
Depreciation	(5,926)	(4,095)
Other	(3,595)	(11,084)

	(134,363)	(145,743)

Net Deferred Tax Liability	$(32,287)	$(70,970)

        The 2007 and 2006 net deferred tax liability consists of a current deferred tax asset of $57,043 and $30,995, a non-current deferred tax asset of $33,528 and $38,691, a current deferred tax liability of $7,415 and $7,238, and a non-current deferred tax liability included in Other liabilities of $115,444 and $133,418, respectively. Also included in Other liabilities are certain income tax liabilities of $14,400 deemed to be long-term in nature. See Notes 2 and 15.

        The Company has federal, state and local, and non-U.S. tax loss carryforwards, the tax effect of which was $48,925 as of December 31, 2007. Of this amount, $14,539 have an indefinite carryforward period, $234 will expire in 2008 and the remaining $34,152 expire at various times between 2009 and 2027. The Company established valuation allowances against state and local and non-U.S. net operating losses as follows: $32,096 in 2007, $21,078 in 2006 and $24,193 in 2005, that based on available evidence, are more likely than not to expire before they can be utilized.

        Undistributed earnings of non-U.S. subsidiaries aggregated approximately $1,090,700 at December 31, 2007. As of December 31, 2007, the Company maintained its intention to indefinitely reinvest all but approximately $105,000 of earnings in Switzerland. The Company has accrued approximately $27,650 of tax expense on this amount. Deferred tax liabilities for U.S. federal income taxes have not been recognized for the remaining $985,700 of undistributed earnings. It is not currently practicable to determine the amount of applicable taxes on this amount.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 13. Commitments

        The Company's contractual obligations include facility leases, agreements to purchase data and telecommunications services, leases of certain computer and other equipment and projected pension and other postretirement benefit plan contributions. At December 31, 2007, the minimum annual payment under these agreements and other contracts that have initial or remaining non-cancelable terms in excess of one year are as listed in the following table:

	Year
	2008	2009	2010	2011	2012	Thereafter	Total
Operating Leases(1)	$36,089	$31,584	$29,502	$26,476	$21,768	$59,697	$205,116
Data Acquisition and Telecommunication Services(2)	145,006	112,094	85,084	38,579	13,772	2,419	396,954
Computer and Other Equipment Leases(3)	27,598	15,358	7,526	2,938	1,877	44	55,341
Projected Pension and Other Postretirement Benefit Plan Contributions(4)	12,896	—	—	—	—	—	12,896
Long-term Debt(5)	175,938	25,652	25,652	622,948	13,438	464,225	1,327,853
Other Long-term Liabilities Reflected on Consolidated Balance Sheet(6)	72,596	27,268	15,331	14,934	16,636	93,703	240,468

Total	$470,123	$211,956	$163,095	$705,875	$67,491	$620,088	$2,238,628

(1)
Rental expense under real estate operating leases for the years 2007, 2006 and 2005 was $35,646, $26,073 and $24,107, respectively.

(2)
Expense under data and telecommunications contracts for the years 2007, 2006 and 2005 was $165,230, $145,082 and $139,652, respectively.

(3)
Rental expense under computer and other equipment leases for the years 2007, 2006 and 2005 was $24,299, $23,021 and $19,912, respectively. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.

(4)
The Company's contributions to pension and other postretirement benefit plans for the years 2007, 2006 and 2005 were $9,473, $17,964 and $32,657, respectively. The estimated contribution amount shown for 2008 includes both required and discretionary contributions to funded plans as well as benefit payments from unfunded plans. The majority of the expected contribution shown for 2008 is required.

(5)
Amounts represent the principal balance plus estimated interest expense under the Company's long-term debt (see Note 9).

(6)
Includes estimated future funding requirements related to pension and postretirement benefits (see Note 10) and the long-term portions of the 2001 severance, impairment and other charges (see Note 6). As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: long-term tax liabilities ($14,400), deferred taxes ($115,444), FIN 48 tax liability ($110,307) and other sundry items ($8,754).

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 13. Commitments (Continued)

        Under the terms of certain purchase agreements related to acquisitions made since 2002, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2008 and 2009. Substantially all of these additional payments will be recorded as goodwill in accordance with Emerging Issues Task Force ("EITF") No. 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination." As of December 31, 2007, approximately $67,300 had been earned under these contingencies, of which $20,500 was earned during 2007. The Company paid $9,400 under these contingencies during 2007. Based on current estimates, the Company expects that additional contingent consideration under these agreements may total approximately $4,100. It is expected that these contingencies will be resolved within a specified time period after the end of each respective calendar year for 2008 and 2009.

Note 14. IMS Health Capital Stock

        The Company's share repurchase program has been developed to buy opportunistically, when the Company believes that its share price provides it with an attractive use of its cash flow and debt capacity.

        On December 18, 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000 shares. From January 1, 2008 through February 25, 2008, the Company repurchased 10,000 shares under this authorization at a total cost of approximately $229,000. As of February 25, 2008, 10,000 shares remained available for repurchase under the December 2007 program.

        On December 19, 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in November 2007 at a total cost of $287,072.

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

        During 2007, the Company repurchased approximately 16,444 shares of outstanding Common Stock under these programs at a total cost of $466,479, including the repurchase of 6,135 shares pursuant to an accelerated share repurchase program ("ASR"). As part of the ASR, the Company simultaneously entered into a forward contract for the final settlement of the ASR transaction which was indexed to the price of the Company's Common Stock. The ASR agreement provided for the final settlement amount to be in the Company's Common Stock if the Company were to owe an amount to the bank, or in either cash or additional shares of the Company's Common Stock, at the Company's sole discretion, if the bank were to owe an amount to the Company. As the agreement required the Company to deliver shares to the bank for final settlement, the forward contract element qualified for permanent equity classification and the fair value of the forward contract, which was zero at the contract's inception, was recorded in equity in accordance with the provisions of EITF 00-19,

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 14. IMS Health Capital Stock (Continued)

"Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock." Subsequent changes in the fair value of the forward contract were not recorded as the Company continued to classify the forward contract as equity. Upon completion of the ASR in April 2007, the Company was required to pay approximately $6,000 in shares, and therefore issued 203 treasury shares, as full settlement of its obligation under the ASR. The total cost of the ASR was approximately $176,000 or $28.68 per share. The Company funded the ASR through its existing bank credit facilities (see Note 9). During 2006, the Company repurchased approximately 33,931 shares of outstanding Common Stock under these programs at a total cost of $880,407. The 2006 repurchases include the repurchase of 25,000 shares at a total cost of approximately $645,000 or $25.82 per share in January 2006 pursuant to an ASR. As the 2006 ASR provided for the final settlement of the contract in either cash or additional shares of the Company's Common Stock at its sole discretion, the forward contract element of the 2006 ASR, which was indexed to the price of the Company's Common Stock, was treated as permanent equity and subsequent changes in fair value were not recorded in accordance with the provisions of EITF 00-19. During 2005, the Company repurchased approximately 10,213 shares of outstanding Common Stock under these programs at a total cost of $246,507.

        These share repurchases positively impacted the Company's diluted earnings per share by $0.01, $0.08 and $0.02 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Note 15. Contingencies

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

        The Company routinely enters into agreements with its suppliers to acquire data and with its customers to sell data, all in the normal course of business. In these agreements, the Company sometimes agrees to indemnify and hold harmless the other party for any damages such other party may suffer as a result of potential intellectual property infringement and other claims related to the use

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 15. Contingencies (Continued)

of the data. These indemnities typically have terms of approximately two years. The Company has not accrued a liability with respect to these matters, as the exposure is considered remote.

        In connection with the agreements governing the relationship among the Company and two of its subsidiaries and two third-party investors with respect to IMS Health Licensing Associates, L.L.C. (the "LLC Agreements"), the Company also entered into a guaranty agreement. Under the terms of this guaranty agreement, the Company guarantees in favor of the third-party investors the performance of the Company's subsidiaries under the LLC Agreements and agrees to indemnify and hold harmless the third-party investors against damages, including specified delay damages, the third-party investors may suffer as a result of failures to perform under the LLC Agreements by the Company and its subsidiaries.

        Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending tax and legal proceedings, claims and litigation will not have a material effect on the Company's results of operations, cash flows or financial position, with the possible exception of the matters described below.

D&B LEGACY AND RELATED TAX MATTERS

        SHARING DISPUTES.    In 1996 the company then known as The Dun & Bradstreet Corporation ("D&B") and now known as R.H. Donnelley Corporation ("Donnelley") separated into three public companies by spinning off ACNielsen Corporation ("ACNielsen") and the company then known as Cognizant Corporation ("Cognizant") (the "1996 Spin-Off"). Cognizant is now known as Nielsen Media Research, Inc., a subsidiary of The Nielsen Company, formerly known as VNU N.V. ("NMR"). The agreements effecting the 1996 Spin-Off allocated tax-related liability with respect to certain prior business transactions (the "Legacy Tax Controversies") between D&B and Cognizant. The D&B portion of such liability is now shared among Donnelley and certain of its former affiliates (the "Donnelley Parties"), and the Cognizant portion of such liability is shared between NMR and the Company pursuant to the agreements effecting Cognizant's spin-off of the Company in 1998 (the "1998 Spin-Off").

        The underlying tax controversies with the IRS have substantially all been resolved and the Company paid to the IRS the amounts that it believed were due and owing. In the first quarter of 2006, Donnelley indicated that it disputed the amounts contributed by the Company toward the resolution of these matters based on the Donnelley Parties' interpretation of the allocation of liability under the 1996 Spin-Off agreements. The Donnelley Parties on the one hand, and NMR and the Company, on the other hand, have attempted to resolve these disputes through negotiation. The 1996 Spin-Off agreements provide that if the parties cannot reach agreement through negotiation they must arbitrate the disputes. The Company intends to vigorously defend itself with respect to such disputes. As of December 31, 2007, the Company had a reserve of approximately $21,800 (liability and interest, net of tax benefit) for these matters.

        On August 14, 2006, the Donnelley Parties commenced arbitration regarding one of these disputes (referred to herein as the "Dutch Partnership Dispute") by filing a Notice of Arbitration and Statement of Claim (the "Donnelley Statement") with the American Arbitration Association International Center for Dispute Resolution (the "AAA"). In the Donnelley Statement, the Donnelley Parties claim that the Company and NMR collectively owe approximately an additional $10,800 with respect to the Dutch Partnership Dispute; (if determined liable, the Company's share of this amount would be approximately

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 15. Contingencies (Continued)

$5,400). On October 16, 2006, the Company and NMR filed a Statement of Defense denying all claims made by the Donnelley Parties in the Donnelley Statement. In October 2007, a hearing on the merits of the parties' claims took place before an AAA arbitration panel, and on December 6, 2007, the panel issued a Partial Award. In the Partial Award, the panel directed the parties to attempt to agree on the allocation of liability between the parties for the tax controversy underlying the Dutch Partnership Dispute, in accordance with principles set out in the Partial Award. The Donnelley Parties have submitted to the Company and NMR their proposed calculation of that allocation, which shows an underpayment by each of the Company and NMR of approximately $7,100. The Donnelley Parties have also claimed interest, the costs of the arbitration proceeding and their attorneys' fees, the amounts of which have not been specified. The Company and NMR dispute the Donnelley Parties' computation and additional claims and are in the process of preparing their own calculation of the allocation of liability. Further arbitration proceedings to resolve these disputes are likely, and the Company continues to believe its reserve for this matter is adequate.

        THE PARTNERSHIP (TAX YEAR 1997).    The IRS is seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense with respect to a partnership now substantially owned by the Company (the "Partnership") on the Partnership's 1997 tax return. During 1997, the Partnership was substantially owned by Cognizant, but liability for this matter was allocated to the Company pursuant to the agreements effecting the 1998 Spin-Off. The Company has filed a formal protest relating to the proposed assessment for 1997 with the IRS Office of Appeals. The Company is attempting to resolve this matter in the administrative appeals process before proceeding to litigation if necessary. If the IRS were to ultimately prevail in its position, the Company's liability (tax and interest, net of tax benefit) with respect to tax year 1997 would be approximately $21,600, which amount the Company had reserved in current accrued income taxes payable at December 31, 2007.

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

OTHER CONTINGENCIES

        CONTINGENT CONSIDERATION.    Under the terms of certain purchase agreements related to acquisitions made since 2002, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2008 and 2009. Substantially all of these additional payments will be recorded as goodwill in accordance with EITF No. 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination." As of December 31, 2007, approximately $67,300 had been earned under these contingencies, of which $20,500 was earned during 2007. The Company paid $9,400 under these contingencies during 2007. Based on current estimates, the Company expects that additional contingent consideration under these agreements may total approximately $4,100. It is expected that these contingencies will be resolved within a specified time period after the end of each respective calendar year for 2008 and 2009.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 16. Merger Costs

        In connection with the terminated merger with The Nielsen Company ("Nielsen"), formerly known as VNU N.V., the Company incurred merger costs of $17,928 during 2005 primarily for professional fees. Such fees were expensed as incurred during 2005. In connection with the merger termination agreement, Nielsen agreed to reimburse the Company $15,000 for merger related costs incurred by IMS. This $15,000 has been reflected in Other income (expense), net in the Consolidated Statements of Income for the year ended December 31, 2005, since such reimbursement was not contemplated at the time the fees were incurred.

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

Note 17. Supplemental Financial Data

	At December 31,
ACCOUNTS RECEIVABLE, NET:
	2007	2006
Trade and notes	$344,077	$307,440
Less: Allowances	(8,980)	(7,860)
Unbilled receivables	80,829	67,833

	$415,926	$367,413

	At December 31,
OTHER CURRENT ASSETS:
	2007	2006
Deferred income taxes	$57,043	$30,995
Prepaid expenses	62,353	62,382
Work-in-process inventory	67,054	61,912
Other	19,548	13,245

	$205,998	$168,534

	At December 31,
PROPERTY, PLANT AND EQUIPMENT, NET:			Estimated Useful Lives
	2007	2006
Buildings	$88,140	$85,406	40-50 years
Less: Accumulated depreciation	(25,426)	(23,030)
Machinery and equipment	242,657	209,068	3-12 years
Less: Accumulated depreciation	(157,101)	(138,878)
Leasehold improvements, less accumulated amortization of $18,594 and $19,635, respectively	22,178	11,897
Construction-in-progress	14,783	—
Land	3,646	3,727

	$188,877	$148,190

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 17. Supplemental Financial Data (Continued)

COMPUTER SOFTWARE AND GOODWILL:	External-Use Software	Internal-Use Software	Goodwill
January 1, 2006	$156,407	$84,891	$457,006
Additions at cost	42,732	41,949	41,559
Amortization	(43,297)	(33,048)	—
Other and foreign exchange	(3,866)	9,517	33,045

December 31, 2006	$151,976	$103,309	$531,610
Additions at cost	50,657	54,282	81,687
Amortization	(56,307)	(25,395)	—
Other and foreign exchange	5,669	(15,159)	38,412

December 31, 2007	$151,995	$117,037	$651,709

        Accumulated amortization of total computer software was $570,201 and $485,205 at December 31, 2007 and 2006, respectively. Accumulated amortization of external-use computer software is $255,606 and $196,847 at December 31, 2007 and 2006, respectively.

	At December 31,
OTHER ASSETS:
	2007	2006
Long-term pension assets	$95,667	$97,279
Long-term deferred tax asset	33,528	38,691
Deferred charges and other intangible assets	126,381	105,217
Other	33,422	30,628

	$288,998	$271,815

	At December 31,
ACCOUNTS PAYABLE:
	2007	2006
Trade	$71,113	$44,596
Taxes other than income taxes	32,942	31,478
Other	13,433	5,939

	$117,488	$82,013

	At December 31,
ACCRUED AND OTHER CURRENT LIABILITIES:
	2007	2006
Salaries, wages, bonuses and other compensation	$84,976	$95,837
Accrued data acquisition costs	68,098	61,086
Accrued severance and other costs	59,664	4,845
Other	120,796	94,904

	$333,534	$256,672

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 17. Supplemental Financial Data (Continued)

	At December 31,
OTHER LIABILITIES:
	2007	2006
Long-term tax liability	$14,400	$21,700
Deferred tax liability	115,444	133,417
Long-term FIN 48 tax liability	110,307	—
Other	25,179	13,032

	$265,330	$168,149

Note 18. Operations by Business Segment

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

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 18. Operations by Business Segment (Continued)

OPERATING RESULTS BY GEOGRAPHIC REGION

        The following represents selected geographic information for the regions in which the Company operates as of and for the years ended December 31, 2007, 2006 and 2005.

	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total IMS
Year Ended December 31, 2007:
Operating Revenue(4)	$975,754	$925,405	$291,412	—	$2,192,571
Operating Income (Loss)(5)	$326,285	$117,611	$111,120	$(161,737)	$393,279
Total Assets	$773,857	$982,998	$216,021	$271,328	$2,244,204

Year Ended December 31, 2006:
Operating Revenue(4)	$881,392	$812,153	$265,043	—	$1,958,588
Operating Income (Loss)(5)	$296,313	$109,449	$106,269	$(67,845)	$444,186
Total Assets	$648,989	$897,152	$178,284	$182,169	$1,906,594

Year Ended December 31, 2005:
Operating Revenue(4)	$779,855	$735,348	$239,588	—	$1,754,791
Operating Income (Loss)(5)	$285,095	$100,858	$103,989	$(69,122)	$420,820
Total Assets	$578,640	$791,210	$157,442	$445,728	$1,973,020

Notes to Geographical Financial Information:

(1)
Americas includes the United States, Canada and Latin America. Operating Revenue in the United States was $801,037, $717,603, and $633,118 in 2007, 2006, and 2005, respectively, and Total Assets were $613,146, $519,913, and $476,320 in 2007, 2006, and 2005, respectively.

(2)
EMEA includes countries in Europe, the Middle East and Africa.

(3)
Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region.

(4)
Operating Revenue relates to external customers and is primarily based on the location of the customer. The Operating Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)
Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions' profitability. The Operating Income amounts for the geographic segments include the impact of foreign exchange in converting results into U.S. dollars. For the year ended December 31, 2007, Severance, impairment and other charges of $16,217, $62,849, and $4,386 for the Americas, EMEA, and Asia Pacific, respectively, are presented in Corporate and Other. $25,692 of Corporate and Other Operating Income (Loss) for 2006 has been reclassified into the regions ($9,507, $12,098 and $4,087 in the Americas, EMEA and Asia Pacific, respectively) to conform to the current year presentation. $15,976 of Corporate and Other Operating Income (Loss) for 2005 has been reclassified into the regions ($7,100, $6,695 and $2,181 in the Americas, EMEA and Asia Pacific, respectively) to conform to the current year presentation.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 18. Operations by Business Segment (Continued)

        A summary of the Company's operating revenue by product line for the years ended December 31, 2007, 2006 and 2005 is presented below:

	Years Ended December 31,
	2007	2006	2005
Sales Force Effectiveness	$1,004,638	$927,218	$846,466
Portfolio Optimization	627,808	555,595	489,570
Launch, Brand and Other	560,125	475,775	418,755

Operating Revenue	$2,192,571	$1,958,588	$1,754,791

Note 19. Subsequent Events

        In February 2008, the Company closed a private placement transaction pursuant to which it issued $105,000 of seven-year debt at a fixed rate of 5.58%, and $135,000 of ten-year debt at a fixed rate of 5.99% to several highly rated insurance companies. The Company used the proceeds to refinance existing debt. The private placement transaction provides for certain covenants and events of default similar to those of other debt instruments of the Company.

Quarterly Financial Data (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended(1)
2007
	Mar-31	Jun-30	Sep-30	Dec-31	Full Year
Operating Revenue	$510,349	$537,472	$538,810	$605,940	$2,192,571
Operating Costs(2)	$229,249	$233,870	$233,005	$262,371	$958,495
Operating Income(3)	$111,063	$118,137	$117,102	$46,977	$393,279
Net Income(3)	$85,569	$73,394	$57,125	$17,952	$234,040
Basic Earnings Per Share of Common Stock:
Net Income	$0.44	$0.37	$0.29	$0.09	$1.20
Diluted Earnings Per Share of Common Stock:
Net Income	$0.43	$0.36	$0.29	$0.09	$1.18

	Three Months Ended(1)
2006
	Mar-31	Jun-30	Sep-30	Dec-31	Full Year
Operating Revenue	$446,154	$486,220	$482,706	$543,508	$1,958,588
Operating Costs	$197,718	$212,167	$208,652	$230,243	$848,780
Operating Income	$96,736	$106,326	$115,389	$125,735	$444,186
Net Income(4)	$118,097	$62,683	$69,264	$65,467	$315,511
Basic Earnings Per Share of Common Stock:
Net Income	$0.56	$0.31	$0.34	$0.33	$1.56
Diluted Earnings Per Share of Common Stock:
Net Income	$0.56	$0.30	$0.34	$0.32	$1.53

(1)
Refer to Notes 6 and 16 for additional information regarding significant items impacting the Consolidated Statements of Income during 2007 and 2006.

(2)
Includes Operating costs of I&A and Direct and incremental costs of C&S.

(3)
Includes charges related to Severance, impairment and other charges of $88,690.

(4)
Includes pre-tax $45,000 payment received from Nielsen related to the terminated merger between IMS and Nielsen (see Note 16).

Five-Year Selected Financial Data (Unaudited)

(Dollars and shares in thousands, except per share data)

	2007	2006	2005	2004	2003
Results of Operations:
Operating Revenue	$2,192,571	$1,958,588	$1,754,791	$1,569,045	$1,381,761
Costs and expenses(1)	1,799,292	1,514,402	1,333,971	1,182,584	1,020,269

Operating Income	393,279	444,186	420,820	386,461	361,492
Non-Operating (Loss) Income, net(2)	(43,684)	4,559	33,433	27,978	(37,169)

Income before provision for income taxes	349,595	448,745	454,253	414,439	324,323
Provision for income taxes	(115,555)	(133,234)	(170,162)	(129,181)	(165,954)
TriZetto equity income (loss), net of income taxes	—	—	—	164	(4,248)
TriZetto impairment charge, net of income taxes(3)	—	—	—	—	(14,842)

Income from continuing operations	234,040	315,511	284,091	285,422	139,279
Income from discontinued operations, net of income taxes(4)	—	—	—	—	2,779
Gain on discontinued operations(4)	—	—	—	—	496,887

Net Income	$234,040	$315,511	$284,091	$285,422	$638,945

Basic Earnings Per Share of Common Stock:
Income from continuing operations	$1.20	$1.56	$1.24	$1.22	$0.57
Income from discontinued operations	—	—	—	—	2.04

Basic Earnings Per Share of Common Stock	$1.20	$1.56	$1.24	$1.22	$2.61

Weighted average number of shares outstanding—basic	195,092	202,641	228,615	233,199	245,033
Diluted Earnings Per Share of Common Stock:
Income from continuing operations	$1.18	$1.53	$1.22	$1.20	$0.56
Income from discontinued operations	—	—	—	—	2.02

Diluted Earnings Per Share of Common Stock	$1.18	$1.53	$1.22	$1.20	$2.58

Weighted average number of shares outstanding—diluted	198,672	206,598	232,484	237,705	247,263
As a % of operating revenue:
Operating Income	17.9%	22.7%	24.0%	24.6%	26.2%
Income from continuing operations	10.7%	16.1%	16.2%	18.2%	10.1%

Cash dividend declared per Common Stock	$0.12	$0.12	$0.08	$0.08	$0.08

Balance Sheet Data:
Shareholders' (Deficit) Equity	(40,315)	$33,909	$415,055	$255,714	$189,577
Total Assets	2,244,204	$1,906,594	$1,973,020	$1,890,706	$1,644,338
Postretirement and postemployment benefits	79,992	$85,846	$110,782	$99,899	$86,920
Long-term debt and other liabilities	1,468,539	$1,143,555	$798,270	$878,996	$429,363

(1)
2007 includes restructuring charges of $88,690. 2006 and 2005 include merger costs of $6,016 and $17,928, respectively related to the terminated merger with Nielsen (see Note 16). 2004 includes charges related to Severance, impairment and other charges of $36,890. 2003 includes charges related to Severance, impairment and other charges of $37,220. Refer to Notes 6 and 16 for additional information regarding significant items impacting the Consolidated Statements of Income during the three years ended December 31, 2007.

(2)
2006 and 2005 include pre-tax payments received from Nielsen of $45,000 and $15,000, respectively, related to the terminated merger (see Note 16). 2004 includes a gain from the sale of TriZetto shares of $38,803, gains (losses) from investments, net of $11,892 and the SAB No. 51 loss related to issuance of investees' stock of $184. 2003 includes gains (losses) from investments, net of $258 and the SAB No. 51 loss related to issuance of investees' stock of $420. Refer to Notes 6, 12, 15 and 16 for additional information regarding significant items impacting the Consolidated Statements of Income during the three years ended December 31, 2007.

(3)
TriZetto impairment charge, net of income taxes includes taxes of $9,565 in 2003.

(4)
Income from discontinued operations, net of income taxes includes a tax provision of $1,237 for 2003.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's disclosure controls and procedures are designed to do. Thus, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of December 31, 2007 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

DESIGN AND EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2007. Our independent registered public accounting firm also attested to, and reported on, our management's assessment of the effectiveness of internal control over financial reporting. Our management's report and our independent registered public accounting firm's attestation report are set forth in Part II, Item 8 of this Annual Report on Form 10-K under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm."

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information about our directors and nominees in response to this Item, including information relating to our audit committee and audit committee financial expert, will be set forth in the section entitled "Proposal No. 1: Election of Directors" in our Definitive Proxy Statement (the "2008 Proxy Statement") relating to our Annual Meeting of Shareholders to be held on May 2, 2008, which information is incorporated herein by reference. Information about the Company's executive officers is set forth in the section entitled "Executive Officers of the Registrant" on pages 17 through 19 of this Annual Report on Form 10-K.

        Information about the filing of reports by our directors, executive officers and 10% stockholders under Section 16(a) of the Exchange Act will be set forth under the section "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2008 Proxy Statement. Information relating to our Code of Ethics for Principal Executive Officer and Senior Financial Officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11.    Executive Compensation

        Information in response to this Item will be set forth in the sections entitled "Proposal No. 1: Election of Directors" and "Compensation of Executive Officers" in our 2008 Proxy Statement, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information in response to this Item will be set forth in the sections entitled "Security Ownership of Management and Principal Shareholders" and "Equity Compensation Plan Information" in the Company's 2008 Proxy Statement, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Not applicable.

Item 14.    Principal Accountant Fees and Services

        Information in response to this item will be set forth in the section entitled "Proposal No. 2: Appointment of and Relationship with Independent Registered Public Accounting Firm" in our 2008 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
List of documents filed as part of this report.

(1)
Consolidated Financial Statements.

        See Index to Consolidated Financial Statements and Financial Statement Schedule on page 116 and in Part II, Item 8 of this Annual Report on Form 10-K.

  (2)
  Financial Statement Schedule.

        See Index to Consolidated Financial Statements and Financial Statement Schedule on page 116 and in Part II, Item 8 of this Annual Report on Form 10-K.

  (3)
  Other Financial Information.

        Five-Year Selected Financial Data. See Index to Consolidated Financial Statements and Financial Statement Schedule on page 110 and in Part II, Item 8 of this Annual Report on Form 10-K.

(b)
Exhibits.

        See Index to Exhibits on pages 118 to 129 of this Annual Report on Form 10-K, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits.

(c)
Financial Statement Schedule.

        See Index to Consolidated Financial Statements and Financial Statement Schedule on page 116 and in Part II, Item 8 of this Annual Report on Form 10-K.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMS Health Incorporated (Registrant)
By:	/s/ DAVID R. CARLUCCI David R. Carlucci Chairman, Chief Executive Officer and President

Date: February 25, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DAVID R. CARLUCCI David R. Carlucci	Chairman, Chief Executive Officer, President and Director (principal executive officer)
/s/ LESLYE G. KATZ Leslye G. Katz	Senior Vice President and Chief Financial Officer (principal financial officer)
/s/ HARSHAN BHANGDIA Harshan Bhangdia	Vice President and Controller (principal accounting officer)
/s/ CONSTANTINE L. CLEMENTE Constantine L. Clemente	Director
/s/ JAMES D. EDWARDS James D. Edwards	Director
/s/ KATHRYN E. GIUSTI Kathryn E. Giusti	Director
/s/ JOHN P. IMLAY, JR. John P. Imlay, Jr.	Director
/s/ ROBERT J. KAMERSCHEN Robert J. Kamerschen	Director
/s/ H. EUGENE LOCKHART H. Eugene Lockhart	Director

/s/ M. BERNARD PUCKETT M. Bernard Puckett	Director
/s/ WILLIAM C. VAN FAASEN William C. Van Faasen	Director
/s/ BRET W. WISE Bret W. Wise	Director

Date: February 25, 2008

Index to Consolidated Financial Statements and Financial Statement Schedule

Page
Statement of Management's Responsibility for Financial Statements	52
Management's Report on Internal Control Over Financial Reporting	53
Report of Independent Registered Public Accounting Firm	54
FINANCIAL STATEMENTS:
As of December 31, 2007 and 2006:
Consolidated Statements of Financial Position	55
For the years ended December 31, 2007, 2006 and 2005:
Consolidated Statements of Income	56
Consolidated Statements of Cash Flows	57
Consolidated Statements of Shareholders' Equity	59
Notes to Consolidated Financial Statements	62
OTHER FINANCIAL INFORMATION:
Management's Discussion and Analysis of Financial Condition and Results of Operations
Quarterly Financial Data (Unaudited) for the years ended December 31, 2007 and 2006	109
Five-Year Selected Financial Data (Unaudited)	110
FINANCIAL STATEMENT SCHEDULE:
Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005	117
OTHER:
IMS Health Incorporated Active Subsidiaries	Exhibit 21

        Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

IMS Health Incorporated and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

For the years ended December 31, 2007, 2006 and 2005

(In thousands)

COL. A	COL. B	COL. C				COL. D		COL. E
		Additions
Description	Balance Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for accounts receivable:
For the Year Ended December 31, 2007	$7,860	$2,831		$271	(a)	$1,982	(b)	$8,980
For the Year Ended December 31, 2006	$7,629	$1,993		$339	(a)	$2,101	(b)	$7,860
For the Year Ended December 31, 2005	$8,270	$6,507		$2,774	(a)	$9,922	(b)	$7,629
Valuation allowance deferred income taxes:
For the Year Ended December 31, 2007	$21,078	$11,315	(c)	$—		$297		$32,096
For the Year Ended December 31, 2006	$24,193	$130	(c)	$—		$3,245		$21,078
For the Year Ended December 31, 2005	$12,382	$10,272	(c)	$2,029	(d)	$490		$24,193

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

(d)
Includes valuation allowance for Pharmetrics Net Operating Losses acquired in 2005.

Index to Exhibits

Regulation S-K Exhibit Number		Description
3	Articles of Incorporation and By-laws
	.1	Restated Certificate of Incorporation of IMS Health Incorporated dated May 29, 1998 (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed on June 12, 1998).
	.2	Certificate of Amendment of Restated Certificate of Incorporation of IMS Health Incorporated dated March 22, 1999 (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed on May 17, 1999).
	.3	Second Amended and Restated By-Laws of IMS Health Incorporated (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on December 21, 2006).
4	Instruments Defining Rights of Security Holders, Including Indentures
	.1	Rights Agreement dated as of June 15, 1998 between IMS Health Incorporated and First Chicago Trust Company of New York (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
	.2	Amendment No. 1 to the Rights Agreement dated as of March 28, 2000 between IMS Health Incorporated and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000).
	.3	Amendment No. 2 to the Rights Agreement dated as of July 18, 2000 between IMS Health Incorporated and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000).
	.4	Amendment No. 3, dated July 10, 2005, to the Rights Agreement, dated as of June 15, 1998 between IMS Health Incorporated and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on July 11, 2005).
	.5	Amendment No. 4, dated February 16, 2006, to the Rights Agreement, dated as of June 15, 1998 between IMS Health Incorporated and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on February 17, 2006).
	.6	Note Purchase Agreement dated as of January 15, 2003, between IMS Health Incorporated and each purchaser party thereto relating to the issuance and sale of $150,000,000 aggregate principal amount of 4.60% Senior Notes due 2008 (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003).
	.7	First Amendment dated as of August 26, 2005 to the Note Purchase Agreement dated as of January 15, 2003, among IMS Health Incorporated and each purchaser party thereto relating to the issuance and sale of $150,000,000 aggregate principal amount of 4.60% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 2, 2005).

	.8	Second Amendment dated as of December 15, 2006 to Note Purchase Agreement dated as of January 15, 2003, among IMS Health Incorporated and each purchaser party thereto relating to the issuance and sale of $150,000,000 aggregate principal amount of 4.60% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on December 21, 2006).
	.9	Master Note Purchase Agreement, dated January 27, 2006, among IMS Japan K.K., IMS Health Incorporated, AIG Edison Life Insurance Company, American General Life and Accident Insurance Company, AIG Annuity Insurance Company, American General Life Insurance Company, Metropolitan Life Insurance Company, The Travelers Insurance Company, Monumental Life Insurance Company, Transamerica Life Insurance Company, New York Life Insurance Company and New York Life Insurance and Annuity Corporation (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on February 1, 2006).
	.10	Master Note Purchase Agreement, dated April 27, 2006, among IMS Health Incorporated, The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Metropolitan Life Insurance Company, MetLife Investors Insurance Company, MetLife Investors USA Insurance Company and The Travelers Life and Annuity Reinsurance Company (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on May 2, 2006).
10	Material Contracts
	.1	Distribution Agreement between Cognizant Corporation and IMS Health Incorporated, dated as of June 30, 1998 (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
	.2	Tax Allocation Agreement between Cognizant Corporation and IMS Health Incorporated, dated as of June 30, 1998 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
	.3	Employee Benefits Agreement between Cognizant Corporation and IMS Health Incorporated, dated as of June 30, 1998 (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
	.4	Amended and Restated Transition Services Agreement among The Dun & Bradstreet Corporation, The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner, Inc. (p.k.a. Gartner Group Inc.), dated as of June 30, 1998 (incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
	.5	Eighth Amended and Restated Agreement of Limited Partnership of IMS Health Licensing Associates, L.P., among IMS AG, Coordinated Systems Management, Inc., Utrecht-America Finance Co. and Edam, L.L.C., dated as of July 1, 2003 (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).

.6	Agreement of Limited Liability Company of IMS Health Licensing Associates, L.L.C. by and among IMS Health Incorporated, Coordinated Management Systems, Inc., IMS AG, Utrecht-America Finance Co. and Edam, L.L.C., dated as of March 17, 2005 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 6, 2005).
.7	Amended and Restated Agreement of Limited Liability Company of IMS Health Licensing Associates, L.L.C. by and among IMS Health Incorporated, Coordinated Management Systems, Inc., IMS AG, Utrecht-America Finance Co. and Edam, L.L.C., dated as of July 1, 2006 (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on July 6, 2006).
.8	Second Amended and Restated IMS Health Guaranty made by IMS Health Incorporated in favor of Utrecht-America Finance Co. and Edam, L.L.C., dated as of July 1, 2003 (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).
.9	Third Amended and Restated IMS Health Guaranty by IMS Health Incorporated in favor of Utrecht-America Finance Co. and Edam, LLC, effective as of March 17, 2005 (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 6, 2005).
.10	Fourth Amended and Restated IMS Health Guaranty made by IMS Health Incorporated in favor of Utrecht-America Finance Co. and Edam, L.L.C., dated as of July 1, 2006 (incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on July 6, 2006).
.11	Undertaking of IMS Health Incorporated, dated June 30, 1998 (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).
.11.1	Distribution Agreement among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997).
.11.2	Tax Allocation Agreement among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997).
.11.3	Employee Benefits Agreement among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation, dated as of October 28, 1996 (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 filed on March 27, 1997).

.11.4	Amended and Restated Indemnity and Joint Defense Agreement among VNU N.V., VNU Inc., ACNielsen Corporation, Nielsen Media Research Inc., R.H. Donnelley Corporation, The Dun & Bradstreet Corporation, Moody's Corporation and IMS Health Incorporated, dated July 30, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 3, 2004).
.12	Distribution Agreement between IMS Health Incorporated and Gartner, Inc. (p.k.a. Gartner Group Inc.), dated as of June 17, 1999 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 10, 1999).
.13	Distribution Agreement between IMS Health Incorporated and Synavant Inc., dated August 31, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed September 15, 2000).
.14	Tax Allocation Agreement between IMS Health Incorporated and Synavant Inc. dated August 31, 2000 (incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K filed September 15, 2000).
.15	Employee Benefits Agreement between IMS Health Incorporated and Synavant Inc. dated August 31, 2000 (incorporated by reference to Exhibit 2.5 to the Registrant's Current Report on Form 8-K filed September 15, 2000).
.16	Distribution Agreement between IMS Health Incorporated and Cognizant Technology Solutions Corporation dated January 7, 2003 (incorporated by reference to Exhibit 10.13 to the Amendment No. 2 to Form S-4 Registration Statement of Cognizant Technology Solutions Corporation filed on January 9, 2003).
.17	1998 IMS Health Incorporated Replacement Plan for Certain Non-Employee Directors Holding Cognizant Corporation Equity-Based Awards, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.18	1998 IMS Health Incorporated Non-Employee Directors' Stock Incentive Plan, as amended on July 25, 2000 and restated to reflect such amendment (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 filed on July 14, 2003).*
.19	1998 IMS Health Incorporated Non-Employee Directors' Stock Incentive Plan, as amended and restated through December 13, 2005 (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.20	Form of Non-Employee Directors' Stock Option Agreement (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.21	Form of Non-Employee Directors' Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*
.22	Form of Non-Employee Directors' Restricted Stock Agreement (incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

.23	Form of Non-Employee Directors' Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*
.24	Form of Non-Employee Directors' Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.25	1998 IMS Health Incorporated Non-Employee Directors' Deferred Compensation Plan (as amended and restated through August 1, 2002) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002).*
.26	1998 IMS Health Incorporated Non-Employee Directors' Deferred Compensation Plan (as amended and restated through January 27, 2006) (incorporated by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.26.1	1998 IMS Health Incorporated Non-Employee Directors' Deferred Compensation Plan (as amended and restated through February 13, 2007).*†
.27	Summary Sheet for Non-Employee Director Remuneration as in effect at February 16, 2006 (incorporated by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.28	Summary Sheet for Non-Employee Director Remuneration as in effect at April 18, 2006 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 5, 2006).*
.29	Summary Sheet for Non-Employee Director Remuneration as in effect at December 19, 2006 (incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.30	1998 IMS Health Incorporated Replacement Plan for Certain Employees Holding Cognizant Corporation Equity-Based Awards, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.31	1998 IMS Health Incorporated Employees' Stock Incentive Plan (as amended and restated effective May 2, 2003) (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 10, 2004).*
.32	1998 IMS Health Incorporated Employees' Stock Incentive Plan (as amended and restated effective May 5, 2006) (incorporated by reference to Appendix B to Registrant's Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Shareholders, File No. 001-14049).*
.33	IMS Health Incorporated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report of Form S-8 filed January 16, 2001).*
.34	Form of Employees' Stock Option Agreements (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

.35	Forms A, B and C of Employees' Stock Option Agreements (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*
.36	Form of Purchased Option Agreement (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.37	Form of Employees' Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.38	Forms A and B of Employees' Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*
.39	Forms A, B and C of Employees' Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.40	Forms of Change-in-Control Agreement for Certain Executives of IMS Health Incorporated (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 10, 2004).*
.41	Forms of Change-in-Control Agreement for Certain Executives of IMS Health Incorporated (incorporated by reference to Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.42	Amended and Restated IMS Health Incorporated Employee Protection Plan, effective March 9, 2005 (incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).*
.43	IMS Health Incorporated Executive Annual Incentive Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.43.1	Summary of 2005 Performance Goals and Award Opportunities under the IMS Health Incorporated Executive Annual Incentive Plan and Performance Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.30.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).*
.43.2	Summary of 2006 Performance Goals and Award Opportunities under the IMS Health Incorporated Executive Annual Incentive Plan and Performance Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.35.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.43.3	Summary of 2007 Performance Goals and Award Opportunities under the IMS Health Incorporated Executive Annual Incentive Plan and Performance Restricted Stock Incentive Plan.*†

.44	IMS Health Incorporated Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 2001).*
.44.1	Exhibit A to the IMS Health Incorporated Long-Term Incentive Program—Designation of 2005-06 Performance Period, Performance Goal, and Award Opportunities (incorporated by reference to Exhibit 10.31.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).*
.44.2	Exhibit A to the IMS Health Incorporated Long-Term Incentive Program—Designation of 2006-07 Performance Period, Performance Goal, and Award Opportunities (incorporated by reference to Exhibit 10.36.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.44.3	Exhibit A to the IMS Health Incorporated Long-Term Incentive Program—Designation of 2007-08 Performance Period, Performance Goal, and Award Opportunities.*†
.45	IMS Health Incorporated Supplemental Executive Retirement Plan (as amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*
.45.1	First Amendment to the IMS Health Incorporated Supplemental Executive Retirement Plan (as amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
.45.2	IMS Health Incorporated Supplemental Executive Retirement Plan (as amended and restated effective as of January 1, 2005) (incorporated by reference to Exhibit 10.45.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.46	IMS Health Incorporated Retirement Excess Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.46.1	First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
.46.2	IMS Health Incorporated Retirement Excess Plan (as amended and restated effective as of January 1, 2005) (incorporated by reference to Exhibit 10.46.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.47	IMS Health Incorporated Savings Equalization Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.47.1	First Amendment to the IMS Health Incorporated Savings Equalization Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*

.47.2	Second Amendment to the IMS Health Incorporated Savings Equalization Plan, dated October 1, 1999 (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
.47.3	IMS Health Incorporated Savings Equalization Plan (as amended and restated effective as of January 1, 2005) (incorporated by reference to Exhibit 10.47.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.48	IMS Health Incorporated Executive Deferred Compensation Plan (as amended and restated effective August 1, 2002) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002).*
.48.1	Selected portions of the Prospectus Supplement, dated September 27, 1999 setting forth certain terms and conditions of the Executive Deferred Compensation Plan for U.S. employees (incorporated by reference to Exhibit 10.4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
.48.2	Selected portions of the Private Placement Memorandum, dated September 27, 1999 setting forth certain terms and conditions of the Executive Deferred Compensation Plan for U.S. employees (incorporated by reference to Exhibit 10.4.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
.49	IMS Health European Deferred Compensation Plan, dated December 1, 1999 (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
.50	IMS Health Incorporated U.S. Executive Retirement Plan (as amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*
.50.1	First Amendment to the IMS Health Incorporated U.S. Executive Retirement Plan (as amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
.50.2	IMS Health Incorporated U.S. Executive Retirement Plan (as amended and restated effective as of January 1, 2005) (incorporated by reference to Exhibit 10.50.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.51	IMS Health Incorporated Executive Pension Plan effective as of April 17, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
.51.1	IMS Health Incorporated Executive Pension Plan (as amended and restated effective as of January 1, 2005) (incorporated by reference to Exhibit 10.51.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*

.52	Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert E. Weissman, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
.52.1	Amended and Restated Amendment dated as of January 15, 2001 to the Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert E. Weissman, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
.53	Amended and Restated Employment Agreement by and between IMS Health Incorporated and Victoria R. Fash, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
.53.1	Amended and Restated Amendment dated as of January 15, 2001 to the Amended and Restated Employment Agreement by and between IMS Health Incorporated and Victoria R. Fash, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
.54	Amended and Restated Employment Agreement by and between IMS Health Incorporated and David M. Thomas effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 18, 2005).*
.54.1	Amendment dated December 19, 2006 to the Employment Agreement by and between IMS Health Incorporated and David M. Thomas effective as of January 1, 2005 (incorporated by reference to Exhibit 10.54.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.55	Employment Agreement by and between IMS Health Incorporated and Gilles Pajot effective as of November 14, 2000 (incorporated by reference to Exhibit 10.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
.55.1	Employment Agreement by and between IMS Health Incorporated and Gilles Pajot as amended and restated at February 16, 2006 (incorporated by reference to Exhibit 10.47.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.55.2	Employment Agreement by and between IMS Health Incorporated and Gilles Pajot effective May 7, 2006 (incorporated by reference to Exhibit 10.55.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.55.3	Restricted Stock Unit Agreement by and between IMS Health Incorporated and Gilles Pajot dated as of January 3, 2006 but executed on February 16, 2006 (incorporated by reference to Exhibit 10.47.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.56	Employment Agreement by and between IMS Health Incorporated and James C. Malone effective as of November 14, 2000 (incorporated by reference to Exhibit 10.46 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*

.57	Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert H. Steinfeld effective as of February 11, 2003 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
.57.1	First Amendment, effective as of January 1, 2005, to the Employment Agreement between IMS Health Incorporated and Robert H. Steinfeld effective as of February 11, 2003 (incorporated by reference to Exhibit 10.57.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.57.2	First Amendment to the Change-in-Control Agreement for Robert H. Steinfeld, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.57.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.58	Amended and Restated Employment Agreement by and between IMS Health Incorporated and David R. Carlucci effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 18, 2005).*
.58.1	Employment Agreement by and between IMS Health Incorporated and David R. Carlucci as amended and restated at February 16, 2006 (incorporated by reference to Exhibit 10.50.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.58.2	First Amendment, effective as of January 1, 2005, to the Employment Agreement between IMS Health Incorporated and David R. Carlucci as amended and restated at February 16, 2006 (incorporated by reference to Exhibit 10.58.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.59	Amended and Restated Employee Agreement by and between IMS Health Incorporated and Nancy E. Cooper effective as of February 11, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
.60	Amended and Restated Credit Agreement among IMS Health Incorporated as a Borrower, IMS AG as a Borrower, IMS Japan K.K., as a Borrower, The Lenders Parties Hereto, Wachovia Bank, National Association, as Administrative Agent, Barclays Bank PLC and ABN Amro Bank N.V., as Co-Syndication Agents, and Suntrust Bank and Fortis Capital Corp, as Co-Documentation Agents dated March 9, 2005 (incorporated by reference to Exhibit 10.47 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).
.61	First Amendment executed on July 18, 2005 and effective as of June 17, 2005 to the Amended and Restated Credit Agreement among IMS Health Incorporated as a Borrower, IMS AG as a Borrower, IMS Japan K.K. as a Borrower, The Lenders Parties Thereto, Wachovia Bank, National Association, as Administrative Agent, Barclays Bank PLC and ABN Amro Bank N.V., as Co-Syndication Agents, and Suntrust Bank and Fortis Capital Corp, as Co-Documentation Agents dated April 5, 2004 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 2, 2005).

.62	Share Purchase Agreement, dated as of December 21, 2004, by and between IMS Health Incorporated and The TriZetto Group, Inc. (filed as Exhibit F to IMS's Amendment No. 4 to Schedule 13D filed on December 22, 2004 with respect to the TriZetto Common Stock).
.63	Agreement and Plan of Merger, dated as of July 10, 2005, among IMS Health Incorporated, VNU N.V., Isaac Holding Corp. and Isaac Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on July 11, 2005).
.64	Letter Agreement, dated November 16, 2005, among IMS Health Incorporated, VNU N.V. and Isaac Acquisition Corp. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on November 17, 2005).
.65	Repurchase agreement between IMS Health Incorporated and Bank of America N.A., dated January 30, 2006 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 3, 2006).
.66	$175,000,000 Credit Agreement between IMS Health Incorporated and Bank of America, N.A., dated as of February 1, 2006 (incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on February 3, 2006).
.67	Closing Agreement on Final Determination Covering Specific Matters dated as of March 15, 2006 by and between IMS Health Incorporated and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 5, 2006).
.68	Closing Agreement on Final Determination Covering Specific Matters dated as of March 15, 2006 by and between IMS Health Licensing Associates L.L.C. and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 5, 2006).
.69	$50,000,000 Credit Agreement between IMS Health Incorporated and Fortis Capital Corp., dated as of June 27, 2006 (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on June 30, 2006).
.70	$1,000,000,000 Credit Agreement, dated as of July 27, 2006, by and among IMS Health Incorporated, as a borrower, IMS AG, as a borrower, IMS Japan K.K., as a borrower, the lenders party thereto, Wachovia Bank, National Association, as administrative agent, Barclays Bank PLC and ABN Amro Bank N.V., as co-syndication agents, Suntrust Bank and Bank of America, N.A., as co-documentation agents, and Wachovia Capital Markets, LLC, as lead arranger and sole book runner (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on August 1, 2006).
.71	IMS Health Incorporated Defined Contribution Executive Retirement Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.71 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.72	Accelerated Stock Buyback Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3, filed on February 28, 2007).
.73	Parent Guarantee Agreement (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3, filed on February 28, 2007).

	.74	Purchase and Sale Agreement between Ullman Family Partnership, L.P. and IMS Health Incorporated, dated as of June 1, 2007 Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 27, 2007).
21		List of Active Subsidiaries as of December 31, 2007.†
23		Consent of Independent Registered Public Accounting Firm.†
31.1		CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).†
31.2		CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).†
32.1		Joint CEO/CFO Certification Required under Section 906 of the Sarbanes-Oxley Act of 2002.†

*
Management contract or compensatory plan or arrangement

†
Filed herewith

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
IMS Health Incorporated Consolidated Statements of Financial Position
IMS Health Incorporated Consolidated Statements of Income
IMS Health Incorporated Consolidated Statements of Cash Flows
IMS Health Incorporated Consolidated Statements of Cash Flows (Continued)
IMS Health Incorporated Consolidated Statements of Shareholders' Equity
IMS Health Incorporated Consolidated Statements of Shareholders' Equity (Continued)
Notes to Consolidated Financial Statements (Dollars and shares in thousands, except per share data)
Notes to Consolidated Financial Statements (Dollars and shares in thousands, except per share data)
Notes to Consolidated Financial Statements (Dollars and shares in thousands, except per share data)
Quarterly Financial Data (Unaudited) (Dollars and shares in thousands, except per share data)
Five-Year Selected Financial Data (Unaudited) (Dollars and shares in thousands, except per share data)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
Signatures
Index to Consolidated Financial Statements and Financial Statement Schedule
IMS Health Incorporated and Subsidiaries Schedule II—Valuation and Qualifying Accounts For the years ended December 31, 2007, 2006 and 2005 (In thousands)
Index to Exhibits