Form 10-Q
period 2008-03-31
IMS HEALTH INC
filed 2008-05-01
CIK 1058083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and "smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  At March 31, 2008, there were 181,336,798 shares of IMS Health Incorporated Common Stock, $0.01 par value, outstanding.

IMS HEALTH INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of March 31, 2008	As of December 31, 2007
Assets:
Current Assets:
Cash and cash equivalents	$215,795	$218,249
Accounts receivable, net of allowances of $7,790 and $8,980 in 2008 and 2007, respectively	488,383	415,926
Other current assets	232,986	205,998
Total Current Assets	937,164	840,173
Securities and other investments	6,018	5,415
Property, plant and equipment, net of accumulated depreciation of $212,712 and $201,122 in 2008 and 2007, respectively	191,671	188,877
Computer software	271,307	269,032
Goodwill (Note 6)	684,108	651,709
Other assets	307,049	288,998
Total Assets	$2,397,317	$2,244,204

Liabilities, Minority Interests and Shareholders’ Deficit:
Current Liabilities:
Accounts payable	$137,430	$117,488
Accrued and other current liabilities	319,793	333,534
Accrued income taxes	80,634	61,791
Short-term deferred tax liability	8,379	7,415
Deferred revenues	109,406	114,316
Total Current Liabilities	655,642	634,544
Postretirement and postemployment benefits	79,851	79,992
Long-term debt (Note 9)	1,567,326	1,203,209
Other liabilities	255,912	265,330
Total Liabilities	$2,558,731	$2,183,075

Commitments and Contingencies (Note 7)
Minority Interests	$101,980	$101,444

Shareholders’ Deficit:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares in 2008 and 2007, respectively	$3,350	$3,350
Capital in excess of par	540,906	535,500
Retained earnings	2,824,947	2,771,278
Treasury stock, at cost, 153,709 and 143,818 shares in 2008 and 2007, respectively	(3,582,630)	(3,355,790)
Cumulative translation adjustment	6,080	61,924
Unamortized postretirement and postemployment balances (SFAS No. 158)	(56,054)	(56,584)
Unrealized gain on changes in fair value of cash flow hedges, net of tax	7	7
Total Shareholders’ Deficit	$(263,394)	$(40,315)
Total Liabilities, Minority Interests and Shareholders’ Deficit	$2,397,317	$2,244,204

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Information and analytics revenue	$456,187	$408,161
Consulting and services revenue	117,993	102,188
Operating Revenue	574,180	510,349

Operating costs of information and analytics	193,286	170,650
Direct and incremental costs of consulting and services	68,062	58,476
External-use software amortization	12,714	11,245
Selling and administrative expenses	162,692	139,764
Depreciation and other amortization	21,044	19,151
Operating Income	116,382	111,063
Interest income	2,592	1,798
Interest expense	(11,263)	(8,556)
Losses from investments, net	—	(211)
Other expense, net	(20,849)	(2,778)
Non-Operating Loss, Net	(29,520)	(9,747)
Income before provision for income taxes	86,862	101,316
Provision for income taxes (Note 11)	(27,687)	(15,747)
Net Income	$59,175	$85,569

Basic Earnings Per Share of Common Stock	$0.32	$0.44
Diluted Earnings Per Share of Common Stock	$0.32	$0.43

Weighted average number of shares outstanding – Basic	185,036	196,639
Dilutive effect of shares issuable as of period-end under stock-based compensation plans and other	1,259	3,751
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	9	374
Weighted Average Number of Shares Outstanding – Diluted	186,304	200,764

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$59,175	$85,569
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	33,758	30,396
Bad debt expense	803	275
Deferred income taxes	1,304	(9,726)
Losses from investments, net	—	211
Minority interests in net income of consolidated companies	2,227	1,898
Non-cash stock-based compensation charges	7,391	10,510
Net tax benefit on stock-based compensation	44	3,542
Excess tax benefits from stock-based compensation	(41)	(1,659)
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in accounts receivable	(76,355)	(35,484)
Net (increase) decrease in work-in-process inventory	(4,780)	1,217
Net increase in prepaid expenses and other current assets	(22,544)	(25,496)
Net increase in accounts payable	4,468	12,053
Net decrease in accrued and other current liabilities	(6,012)	(46,185)
Net decrease in accrued severance, impairment and other charges	(13,665)	(1,564)
Net decrease in deferred revenues	(5,362)	(14,200)
Net increase in accrued income taxes	21,713	5,843
Net decrease in pension assets (net of liabilities)	1,312	1,236
Net (increase) decrease in other long-term assets (net of long-term liabilities)	(4,171)	1,155
Net Cash (Used in) Provided by Operating Activities	(735)	19,591
Cash Flows Used in Investing Activities:
Capital expenditures	(6,414)	(13,940)
Additions to computer software	(17,132)	(19,891)
Proceeds from sale of capital asset, net	1,392	—
Payments for acquisitions of businesses, net of cash acquired	(6,156)	(13,453)
Funding of venture capital investments	(600)	—
Other investing activities, net	(1,030)	(3,995)
Net Cash Used in Investing Activities	(29,940)	(51,279)
Cash Flows Provided by Financing Activities:
Net increase in revolving credit facility and other	164,117	178,463
Proceeds from private placement notes	240,000	—
Repayment of private placement notes	(150,000)	—
Payments for purchase of treasury stock	(229,340)	(170,000)
Proceeds from exercise of stock options	1,069	34,632
Excess tax benefits from stock-based compensation	41	1,659
Dividends paid	(5,507)	(5,952)
Proceeds from employee stock purchase plan and other	(25)	66
Increase (decrease) in cash overdrafts	1,648	(2,196)
Payments to minority interests and other financing activities	(1,690)	(1,691)
Net Cash Provided by Financing Activities	20,313	34,981
Effect of Exchange Rate Changes on Cash and Cash Equivalents	7,908	1,838
(Decrease) Increase in Cash and Cash Equivalents	(2,454)	5,131
Cash and Cash Equivalents, Beginning of Period	218,249	157,346
Cash and Cash Equivalents, End of Period	$215,795	$162,477

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended.  The Condensed Consolidated Financial Statements (Unaudited) do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation of the statements of financial position, income and cash flows for the periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The Condensed Consolidated Financial Statements (Unaudited) and related notes should be read in conjunction with the Consolidated Financial Statements and related notes of IMS Health Incorporated (the “Company” or “IMS”) included in its 2007 Annual Report on Form 10-K.  Certain prior year amounts have been reclassified to conform to the 2007 presentation.  Amounts presented in the Condensed Consolidated Financial Statements (Unaudited) may not add due to rounding.

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

Note 3.  Summary of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Positions No. FAS 157-1 and No. FAS 157-2 which delayed the effective date of SFAS No. 157 for one year for certain non financial assets and liabilities and removed certain leasing transactions from its scope.  The adoption of SFAS No. 157, effective January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows.  The Company is currently evaluating the impact of SFAS No. 157 for certain non financial assets and liabilities on its financial results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows as the Company did not elect the fair value measurement option for any additional financial instruments or other items.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This statement is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating this statement to determine any potential impact that it may have on its financial results.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.” This statement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating this statement to determine any potential impact that it may have on its financial results.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133.”  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently evaluating this statement to determine any potential impact that it may have on its financial results.

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

Note 5.  Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach. During the three months ended March 31, 2008, the Company completed one acquisition of Robinson and James Research Pty Limited (Australia) at a cost of approximately $4,700 which was accounted for under the purchase method of accounting.  As such, the aggregate purchase price has been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date.  The purchase price allocations will be finalized after the completion of the valuation of certain assets and liabilities.  Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company’s results of operations.  The Condensed Consolidated Financial Statements (Unaudited) include the results of this acquired company subsequent to the closing of the acquisition.  Had this acquisition occurred as of January 1, 2008 or 2007, the impact on the Company’s results of operations would not have been significant. Goodwill of approximately $3,000 was recorded in connection with this acquisition, none of which is deductible for tax purposes.

During the three months ended March 31, 2007, the Company completed one acquisition of ValueMedics Research, LLC (U.S.) at a cost of approximately $9,800 which was accounted for under the purchase method of accounting.  As such, the aggregate purchase price had been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date.  The Company finalized the purchase price allocation for this acquisition during 2007 which did not have a material impact on the Company’s results of operations.  The Condensed Consolidated Financial Statements (Unaudited) include the results of this acquired company subsequent to the closing of the acquisition.  Had this acquisition occurred as of January 1, 2007 or 2006, the impact on the Company’s results of operations would not have been significant.  Goodwill of approximately $6,200 was recorded in connection with this acquisition.  There is approximately $8,500 of tax deductible goodwill.

Note 6.  Goodwill and Intangible Assets

During the three months ended March 31, 2008, the Company’s goodwill increased by $32,399 due to foreign currency translation adjustments and the preliminary allocation of purchase price for the acquisition completed during the three months ended March 31, 2008 (see Note 5).  During the three months ended March 31, 2007, the Company’s goodwill increased by $13,883 due to foreign currency translation adjustments and the preliminary allocation of purchase price for the acquisition completed during the three months ended March 31, 2007 (see Note 5).

All of the Company’s other acquired intangibles are subject to amortization.  Intangible asset amortization expense was $4,721 and $4,655 during the three months ended March 31, 2008 and 2007, respectively.  At March 31, 2008, intangible assets were primarily composed of customer relationships, databases and trade names (principally included in Other assets) and computer software.  The gross carrying amounts and related accumulated amortization of these intangibles were $178,502 and $84,285, respectively, at March 31, 2008 and $176,330 and $79,598, respectively, at December 31, 2007.  These intangibles are amortized over periods ranging from two to fifteen years.  As of March 31, 2008, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted Average Amortization Period (Years)
Customer Relationships	10.1
Computer Software and Algorithms	7.0
Databases	4.7
Trade Names	4.3
Other	3.5
Weighted average	9.0

Based on current estimated useful lives, amortization expense associated with intangible assets at March 31, 2008 is estimated to be approximately $4,549 for each of the remaining three quarters in 2008.  Thereafter, annual amortization expense associated with intangible assets is estimated to be as follows:

Year Ended December 31,	Amortization Expense
2009	$15,906
2010	11,812
2011	10,192
2012	8,588
2013	8,540
Thereafter	$25,529

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

In connection with the agreements governing the relationship among the Company and two of its subsidiaries and two third-party investors with respect to IMS Health Licensing Associates, L.L.C. (the “LLC Agreements”), the Company also entered into a guaranty agreement. Under the terms of this guaranty agreement, the Company guarantees in favor of the third-party investors the performance of the Company’s subsidiaries under the LLC Agreements and agrees to indemnify and hold harmless the third-party investors against damages, including specified delay damages, the third-party investors may suffer as a result of failures to perform under the LLC Agreements by the Company and its subsidiaries.

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

The underlying tax controversies with the Internal Revenue Service (“IRS”) have substantially all been resolved and the Company paid to the IRS the amounts that it believed were due and owing.  In the first quarter of 2006, Donnelley indicated that it disputed the amounts contributed by the Company toward the resolution of these matters based on the Donnelley Parties’ interpretation of the allocation of liability under the 1996 Spin-Off agreements.  The Donnelley Parties on the one hand, and NMR and the Company, on the other hand, have attempted to resolve these disputes through negotiation.  The 1996 Spin-Off agreements provide that if the parties cannot reach agreement through negotiation they must arbitrate the disputes.  The Company intends to vigorously defend itself with respect to such disputes.  As of March 31, 2008, the Company had a reserve of approximately $22,200 (liability and interest, net of tax benefit) for these matters.

On August 14, 2006, the Donnelley Parties commenced arbitration regarding one of these disputes (referred to herein as the “Dutch Partnership Dispute”) by filing a Notice of Arbitration and Statement of Claim (the “Donnelley Statement”) with the American Arbitration Association International Center for Dispute Resolution (the “AAA”).  In the Donnelley Statement, the Donnelley Parties claim that the Company and NMR collectively owe approximately an additional $10,800 with respect to the Dutch Partnership Dispute; (if determined liable, the Company’s share of this amount would be approximately $5,400).  On October 16, 2006, the Company and NMR filed a Statement of Defense denying all claims made by the Donnelley Parties in the Donnelley Statement.   In October 2007, a hearing on the merits of the parties’ claims took place before an AAA arbitration panel, and on December 6, 2007, the panel issued a Partial Award.  In the Partial Award, the panel directed the parties to attempt to agree on the allocation of liability between the parties for the tax controversy underlying the Dutch Partnership Dispute, in accordance with principles set out in the Partial Award.  The parties were unable to reach agreement and each submitted to the AAA arbitration panel their own calculation of the allocation of liability.  The calculation submitted by the Donnelley Parties shows an underpayment by each of the Company and NMR of approximately $6,800.  The Donnelley Parties have also claimed interest, the costs of the arbitration proceeding and their attorneys’ fees, in an aggregate amount of approximately $5,800, of which the Company’s share would be approximately $2,900.  The Company and NMR dispute the Donnelley Parties’ computation and additional claims and have submitted their own calculation of the allocation of liability.  This calculation shows a current underpayment by each of the Company and NMR of approximately $2,500, but also shows potential pending adjustments to such amount in favor of each of the Company and NMR of approximately $4,800.  These pending adjustments are contingent upon the IRS’s disposition of certain pending refund claims made by Donnelley.  The Company and NMR have also claimed interest, the costs of the arbitration proceeding and their attorneys’ fees.  Further arbitration proceedings to resolve these disputes are likely, and the Company continues to believe its reserve for this matter is adequate.

The Partnership (Tax Year 1997).  The IRS is seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense with respect to a partnership now substantially owned by the Company (the “Partnership”) on the Partnership’s 1997 tax return.  During 1997, the Partnership was substantially owned by Cognizant, but liability for this matter was allocated to the Company pursuant to the agreements effecting the 1998 Spin-Off.  The Company has filed a formal protest relating to the proposed assessment for 1997 with the IRS Office of Appeals.  The Company is attempting to resolve this matter in the administrative appeals process before proceeding to litigation if necessary. If the IRS were to ultimately prevail in its position, the Company’s liability (tax and interest, net of tax benefit) with respect to tax year 1997 would be approximately $21,800, which amount the Company had reserved in current accrued income taxes payable at March 31, 2008.

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

Other Contingencies

Contingent Consideration.  Under the terms of certain purchase agreements related to acquisitions made since 2002, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2008 and 2009.  Substantially all of these additional payments will be recorded as goodwill in accordance with Emerging Issues Task Force (“EITF”) No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”  As of March 31, 2008, approximately $67,100 had been earned under these contingencies since 2002.  The Company paid $500 under these contingencies during the three months ended March 31, 2008.  Based on current estimates, the Company expects that additional contingent consideration under these agreements may total approximately $4,100.  It is expected that these contingencies will be resolved within a specified time period after the end of each respective calendar year for 2008 and 2009.

Note 8.  Stock-Based Compensation

The following table summarizes activity of stock options for the periods indicated:

		Weighted
		Average
		Exercise
		Price Per
	Shares	Share
Options Outstanding, December 31, 2005	29,984	$22.91
Granted	11	$24.54
Exercised	(6,161)	$19.36
Forfeited	(699)	$23.58
Cancelled	(1,739)	$28.93
Options Outstanding, December 31, 2006	21,396	$23.43
Granted	—	—
Exercised	(6,299)	$22.72
Forfeited	(200)	$24.14
Cancelled	(371)	$27.61
Options Outstanding, December 31, 2007	14,526	$23.62
Granted	—	—
Exercised	(55)	$19.65
Forfeited	(23)	$24.21
Cancelled	(62)	$24.76
Options Outstanding, March 31, 2008	14,386	$23.63
Options Vested or Expected to Vest, March 31, 2008	14,353	$23.62
Exercisable, March 31, 2008	13,151	$23.58

The following table summarizes activity of restricted stock units (“RSUs”) with service conditions:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2005	444	$20.30
Granted	1,386	$26.12
Vested	(217)	$22.03
Forfeited	(55)	$25.79
Unvested, December 31, 2006	1,558	$25.04
Granted	1,219	$29.64
Vested	(296)	$26.06
Forfeited	(148)	$28.09
Unvested, December 31, 2007	2,333	$27.16
Granted	10	$24.35
Vested	(20)	$23.85
Forfeited	(40)	$27.85
Unvested, March 31, 2008	2,283	$27.17
Vested or Expected to Vest, March 31, 2008	2,093	$27.08

The following table summarizes activity of RSUs with performance conditions:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2005	375	$21.12
Granted	154	$24.53
Vested	(181)	$21.76
Forfeited	(28)	$24.08
Unvested, December 31, 2006	320	$22.14
Granted	123	$29.16
Vested	(84)	$18.65
Forfeited	(6)	$27.00
Unvested, December 31, 2007	353	$25.34
Granted	115	$24.35
Vested	(61)	$24.00
Forfeited	(1)	$29.16
Unvested, March 31, 2008	406	$25.25
Vested or Expected to Vest, March 31, 2008	396	$25.23

The following table summarizes activity of non-employee director deferred stock granted in lieu of board meeting fees:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, December 31, 2005	30	$22.12
Granted	3	$26.13
Outstanding, December 31, 2006	33	$22.49
Granted	5	$29.50
Outstanding, December 31, 2007	38	$23.37
Granted	1	$23.99
Outstanding, March 31, 2008	39	$23.39

The following table summarizes the components and classification of stock-based compensation expense for the periods indicated:

For the Three Months Ended March 31,	2008	2007
Stock Options	$2,018	$5,516
RSUs	5,375	4,767
Employee Stock Purchase Plan	(2)	227
Total Stock-Based Compensation Expense	$7,391	$10,510

Operating Costs of I&A	$776	$982
Direct and Incremental Costs of C&S	708	874
Selling and Administrative Expenses	5,907	8,654
Total Stock-Based Compensation Expense	$7,391	$10,510

Tax Benefit on Stock-Based Compensation Expense	$2,400	$3,220

Capitalized Stock-Based Compensation Expense	$41	$76

For a complete description of the Company’s Stock Incentive Plans and its accounting policies regarding stock-based compensation, refer to Notes 2 and 11 of the Company’s 2007 Annual Report on Form 10-K as filed with the SEC.

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

The impact of foreign exchange risk management activities on pre-tax income for the three months ended March 31, 2008 and 2007 was a net loss of $18,598 and a net loss of $836, respectively.  In addition, at March 31, 2008, the Company had assets of approximately $800,015 and liabilities of $829,125 in foreign exchange forward contracts outstanding with various expiration dates through February 2009 relating to non-U.S. Dollar anticipated royalties and non-functional currency assets and liabilities (see below). Foreign exchange forward contracts are recorded at estimated fair value. The estimated fair values of the forward contracts are based on quoted market prices.

Unrealized and realized gains and losses on the contracts hedging net income and non-functional currency assets and liabilities do not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (collectively, “SFAS No. 133”), and therefore are not deferred and are included in the Consolidated Statements of Income in Other income (expense), net.

Unrealized gains and losses on the contracts hedging non-U.S. Dollar anticipated royalties qualify for hedge accounting under SFAS No. 133 and are therefore deferred and included in OCI “Other Comprehensive Income.”

Fair Value Disclosures

At March 31, 2008, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable and long-term debt. At March 31, 2008, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. At March 31, 2008, the fair value of long-term debt approximated carrying value.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (see Note 3).  SFAS No. 157 establishes a three-level hierarchy for disclosure of fair value measurements as follows:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –

Quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3 –	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2008:

	Basis of Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Derivatives (1)	—	$800,015	—	$800,015

Liabilities
Derivatives (1)	—	$829,125	—	$829,125

(1)  Derivatives consist of foreign exchange forward contracts based on observable market inputs of spot and forward rates.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties. The Company would not realize a material loss as of March 31, 2008 in the event of non-performance by any one counterparty.  In general, the Company enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($488,383 and $415,926, net of allowances, at March 31, 2008 and December 31, 2007, respectively), principally from customers in the pharmaceutical industry. The Company’s trade receivables do not represent significant concentrations of credit risk at March 31, 2008 due to the high quality of its customers and their dispersion across many geographic areas.

Lines of Credit

The following table summarizes the Company’s long-term debt at March 31, 2008 and December 31, 2007:

	2008	2007
4.6% Private Placement Note, principal payment of $150,000 due January 2008, net of interest rate swaps of $(981)	$—	$149,019
5.58% Private Placement Notes, principal payment of $105,000 due January 2015	105,000	—
5.99% Private Placement Notes, principal payment of $135,000 due January 2018	135,000	—
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000
1.70% Private Placement Note, principal payment of 34,395,000 Japanese Yen due January 2013	346,991	300,787
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 1.31%	425,924	397,973
Swiss Franc denominated borrowings at average floating rates of approximately 3.09%	45,194	54,730
U.S. Dollar denominated borrowings at average floating rates of approximately 3.28%	309,217	100,700
Bank Term Loan, principal payment of $50,000 due June 2009 at average floating rate of approximately 2.96%	50,000	50,000
Total Long-Term Debt	$1,567,326	$1,203,209

In February 2008, the Company closed a private placement transaction pursuant to which it issued $105,000 of seven-year debt at a fixed rate of 5.58%, and $135,000 of ten-year debt at a fixed rate of 5.99% to several highly rated insurance companies.  The Company used the proceeds for share repurchases (see Note 12) and to refinance existing debt.

In July 2006, the Company entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing its existing $700,000 facility.  The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits.  Total borrowings under the Revolving Credit Facility were $780,335 and $553,403 at March 31, 2008 and December 31, 2007, respectively, all of which were classified as long-term.  The Company defines long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 40 basis points and can vary based on the Company’s Debt to EBITDA ratio.  The weighted average interest rates for the Company’s lines were 2.19% and 2.16% at March 31, 2008 and December 31, 2007, respectively.  In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.01%.  At March 31, 2008, the Company had approximately $219,665 available under its existing bank credit facilities.

In June 2006, the Company closed a $50,000 three-year term loan with a bank.  The term loan allows the Company to borrow at a floating rate with a lower borrowing margin than the Company’s revolving credit facility, and provides the Company with an option to extend the term up to an additional two years.  The Company used the proceeds to refinance existing debt borrowed under the revolving credit facility.

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

In January 2003, the Company closed a private placement transaction pursuant to which it issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  The Company used the proceeds to pay down existing short-term debt.  The Company also swapped $100,000 of its fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  The Company accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company determined the fair values based on estimated prices quoted by financial institutions.  The fair values of these swaps were $(981) as of December 31, 2007.  These notes and the related swaps matured and were paid off in January 2008.  Although these notes were due within 365 days at December 31, 2007, the Company classified the notes as long-term at December 31, 2007 in compliance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” as the Company had the ability and intent to refinance these notes with another long-term debt arrangement.

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At March 31, 2008, the Company was in compliance with these financial debt covenants.

Note 10.  Pension and Postretirement Benefits

The following table provides the Company’s expense associated with pension benefits that are accounted for under SFAS No. 87, “Employers’ Accounting for Pensions,” and postretirement benefits that are accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  For a complete description of the Company’s pension and postretirement benefits, refer to Note 10 of the Company’s 2007 Annual Report on Form 10-K as filed with the SEC.

Components of Net Periodic Benefit Cost for the Three Months Ended March 31,	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$4,305	$4,096	$—	$6
Interest cost	5,100	4,582	192	177
Expected return on plan assets	(7,932)	(7,280)	—	—
Amortization of prior service cost (credit)	6	4	(3)	(9)
Amortization of transition obligation (asset)	1	(1)	—	—
Amortization of net loss	632	1,095	145	108
Net periodic benefit cost	$2,112	$2,496	$334	$282

Note 11.  Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

For the three months ended March 31, 2008, the Company’s effective tax rate was reduced primarily as a result of the filing of an advance pricing agreement (“APA”) between two taxing jurisdictions (approximately $4,900 net, $5,100 gross).  The APA ensures conformity between the jurisdictions’ taxing authorities regarding the treatment of certain intercompany transactions, thereby allowing the Company to record a corresponding tax benefit.  For the three months ended March 31, 2007, the Company’s effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement for tax years 1998 through 2002 (approximately $16,500) and a reorganization of certain non-U.S. subsidiaries (approximately $4,400).

The Company files numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions.  For the three months ended March 31, 2008, the Company recorded approximately $4,800 of tax expense related to uncertain tax positions that if recognized, would favorably affect the effective tax rate.  Included in this amount is approximately $2,700 of interest and penalties. For the three months ended March 31, 2007, the Company recorded approximately $3,700 of tax expense related to uncertain tax positions including approximately $1,800 of interest and penalties. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for the years before 2004 and is no longer subject to state and local income tax examination by tax authorities for years before 1997.  As well, with few exceptions, the Company is no longer subject to examination by tax authorities in its material non-U.S. jurisdictions prior to 2003.  It is reasonably possible that within the next twelve months the Company could realize approximately $14,600 of unrecognized benefits; $9,700 as a result of the termination of a non-U.S. agreement and $4,900 as a result of the expiration of certain statutes of limitation.

The IRS is currently auditing the Company’s 2004 and 2005 federal income tax returns.  It is reasonably possible that this audit may conclude within the next twelve months.  To date, no material adjustments have been proposed as a result of this audit.  At this time, it is not reasonably possible to estimate the impact of the resolution of this audit on the Company’s financial statements.

Note 12.  IMS Health Capital Stock

The Company’s share repurchase program has been developed to buy opportunistically, when the Company believes that its share price provides it with an attractive use of its cash flow and debt capacity.

On December 18, 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000 shares.  As of March 31, 2008, 10,000 shares remained available for repurchase under the December 2007 program.

On December 19, 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in November 2007 at a total cost of $287,072.

On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares. This program was completed in May 2007 at a total cost of $799,906.

During the three months ended March 31, 2008, the Company repurchased 10,000 shares of outstanding Common Stock under these programs at a total cost of $229,336.

During the three months ended March 31, 2007, the Company repurchased approximately 6,135 shares of outstanding Common Stock under these programs at a total cost of approximately $176,000.  These purchases were made pursuant to an accelerated share repurchase program (“ASR”).  As part of the ASR, the Company simultaneously entered into a forward contract for the final settlement of the ASR transaction which was indexed to the price of the Company’s Common Stock.  The ASR agreement provided for the final settlement amount to be in the Company’s Common Stock if the Company were to owe an amount to the bank, or in either cash or additional shares of the Company’s Common Stock, at the Company’s sole discretion, if the bank were to owe an amount to the Company.  As the agreement required the Company to deliver shares to the bank for final settlement, the forward contract element qualified for permanent equity classification and the fair value of the forward contract, which was zero at the contract’s inception, was recorded in equity in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock.”  Subsequent changes in the fair value of the forward contract were not recorded as the Company continued to classify the forward contract as equity.  Upon completion of the ASR in April 2007, the Company was required to pay approximately $6,000 in shares, and therefore issued 203 treasury shares, as full settlement of its obligation under the ASR.  The total cost of the ASR was approximately $176,000 or $28.68 per share.  The Company funded the ASR through its existing bank credit facilities (see Note 9).

These share repurchases positively impacted the Company’s diluted earnings per share by less than $0.01 for the three months ended March 31, 2008 and 2007.

Shares acquired through the Company’s repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with SEC Rule 10b-18, with the exception of purchases pursuant to the 2007 ASR.

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

Note 13.  Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended March 31,
	2008	2007
Net Income	$59,175	$85,569
Other comprehensive loss:
Unrealized losses on:
Available-for-sale equity securities	—	(83)
Tax benefit on above	—	29
Change in unrealized loss on investments	—	(54)
Foreign currency translation losses	(55,844)	(4,773)
Amortization of SFAS 158 service cost	530	1,251
Total other comprehensive loss	(55,314)	(3,576)
Comprehensive Income	$3,861	$81,993

Note 14.  Severance, Impairment and Other Charges

In response to healthcare marketplace dynamics, during the fourth quarter of 2007, the Company committed to a restructuring plan designed to eliminate approximately 1,070 positions worldwide in production and development, sales, marketing, consulting and services and administration.  The plan also included the write-down of two impaired computer software assets and related contract payments to be incurred with no future economic benefit based on the Company’s decision to abandon certain products in its EMEA region.  As a result, the Company recorded $88,690 of Severance, impairment and other charges as a component of operating income in the fourth quarter of 2007.  The severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

These charges were designed to strengthen client-facing operations worldwide, increase the Company’s operating efficiencies and streamline its cost structure.  Some of the initiatives included in this plan are designed to better align the Company’s resources to help clients manage for change in a challenging climate.

The severance and contract payments portion of the charge was approximately $75,043 and will all be settled in cash.  The Company expects that all termination actions under the plan will be completed by the end of 2008.

	Severance	Contract	Asset	Currency
	related	related	write-	translation
	reserves	reserves	downs	adjustments	Total
Charge at December 31, 2007	$71,583	$3,460	$13,647	$—	$88,690
2007 utilization	—	—	(13,647)	—	(13,647)
2008 utilization	(12,825)	(774)	—	—	(13,599)
Currency translation adjustments	—	—	—	2,637	2,637
Balance at March 31, 2008	$58,758	$2,686	$—	$2,637	$64,081

The company currently expects that cash outlays will be applied against the $64,081 balance remaining in the 2007 fourth quarter charge at March 31, 2008 as follows:

Year Ended December 31,	Outlays
2008	$48,624
2009	14,092
2010	1,178
2011	187
Total	$64,081

During the fourth quarter of 2001, the Company completed the assessment of its Competitive Fitness Program. This program was designed to streamline operations, increase productivity and improve client service. In connection with this program, the Company recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income.  As of March 31, 2008, approximately $1,302 remains to be utilized from 2008 to 2013 related to severance payments.

In the first quarter of 2007, the Company reversed $640 of contract-related reserves from the fourth quarter 2001 charge due primarily to the termination and settlement of exit related costs for an impaired lease.  These amounts were reversed against Selling and administrative expenses in the Condensed Consolidated Statements of Income (Unaudited).

	Severance	Contract	Asset
	related	related	write-
	reserves	reserves	downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 – 2005 utilization	(37,070)	(22,315)	(29,602)	(88,987)
2006 utilization	(264)	(1,887)	—	(2,151)
2007 utilization	(263)	(1,208)	—	(1,471)
2007 reversals	—	(640)	—	(640)
2008 utilization	(65)	—	—	(65)
Adjustments	(688)	(274)	962	—
Balance at March 31, 2008	$1,302	$—	$—	$1,302

The Company currently expects that the $1,302 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

Year Ended December 31,	Outlays
2008	$197
2009	262
2010	262
2011	262
2012	262
Thereafter	57
Total	$1,302

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which the Company operates as of and for the three months ended March 31, 2008 and 2007.

	Americas (1)	EMEA (2)	Asia Pacific (3)	Corporate & Other	Total
Three months ended March 31, 2008:
Operating Revenue (4)	$252,430	$240,870	$80,880	—	$574,180
Operating Income (Loss) (5)	$79,142	$17,220	$30,564	$(10,544)	$116,382
Three months ended March 31, 2007:
Operating Revenue (4)	$231,276	$210,346	$68,727	—	$510,349
Operating Income (Loss) (5)	$75,985	$23,429	$26,279	$(14,630)	$111,063

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

A summary of the Company’s operating revenue by product line for the three months ended March 31, 2008 and 2007 is presented below:

	Three Months Ended March 31,
	2008	2007
Sales Force Effectiveness	$265,560	$233,032
Portfolio Optimization	166,319	156,198
Launch, Brand and Other	142,301	121,119
Operating Revenue	$574,180	$510,349

Note 16.  Subsequent Events

During April 2008, the Company completed the acquisitions of Fourth Hurdle Consulting Limited (U.K.) and Health Benchmarks, Inc. (U.S.) for an aggregate cost of approximately $19,400.  These acquisitions will be accounted for under the purchase method of accounting and the respective purchase prices will be allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the closing dates.  Had these acquisitions occurred as of January 1, 2008 or 2007, the impact on the Company’s results of operations would not have been significant.

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

Performance Overview

Our operating revenue grew 12.5% to $574,180 in the first quarter of 2008 as compared to $510,349 in the first quarter of 2007.  The operating revenue increase was a result of growth in all three of our business lines.  Our operating income grew 4.8% to $116,382 in the first quarter of 2008 as compared to $111,063 in the first quarter of 2007.  The operating income growth was a result of increased operating revenues offset by increases in operating costs, selling and administrative expenses and depreciation and amortization, as discussed below. Our net income was $59,175 for the first quarter of 2008 as compared to $85,569 for the first quarter of 2007, due to the Non-Operating Loss, net items discussed below and certain tax items as discussed in Note 11 of the Condensed Consolidated Financial Statements (Unaudited).  Our diluted earnings per share of Common Stock decreased to $0.32 for the first quarter of 2008 as compared to $0.43 for the first quarter of 2007.

Results of Operations

Reclassifications.  Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

References to constant dollar results and results excluding the effect of foreign currency translations.  We report results in U.S. dollars, but we do business on a global basis.  Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. dollars and have important effects on our results.  In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms or results excluding the effect of foreign currency translations.  We believe this information facilitates a comparative view of business growth.  In the first three months of 2008, the U.S. dollar was generally weaker against other currencies as compared to the first three months of 2007.  As a result, growth at constant dollar exchange rates was lower than growth at actual currency exchange rates.  See “How Exchange Rates Affect Our Results” below and the discussion of “Market Risk” in the Management Discussion and Analysis section of our annual report on Form 10-K for the year ended December 31, 2007 for a more complete discussion regarding the impact of foreign currency translation on our business.

Summary of Operating Results

	Three Months Ended March 31,		% Variance
			2008
	2008	2007	vs 2007
Information and analytics revenue (I&A)	$456,187	$408,161	11.8%
Consulting and services revenue (C&S)	117,993	102,188	15.5%
Operating Revenue	574,180	510,349	12.5%

Operating costs of I&A	193,286	170,650	13.3%
Direct and incremental costs of C&S	68,062	58,476	16.4%
External-use software amortization	12,714	11,245	13.1%
Selling and administrative expenses	162,692	139,764	16.4%
Depreciation and other amortization	21,044	19,151	9.9%
Operating Income	$116,382	$111,063	4.8%

Operating Income

Our operating income for the first quarter of 2008 grew 4.8% to $116,382 from $111,063 in the first quarter of 2007.  This was due to the increase in our operating revenue, offset by increases in our operating costs and selling and administrative expenses driven by acquisitions, increased cost of data, increased sales and marketing expenses and investments in consulting and services capabilities.  Our operating income decreased 2.9% in constant dollar terms.

Operating Revenue

Our operating revenue for the first quarter of 2008 grew 12.5% to $574,180 from $510,349 in the first quarter of 2007. On a constant dollar basis, operating revenue growth was 5.7%.  On a constant dollar basis, acquisitions completed within the prior twelve months contributed approximately 1.7 percentage points to our operating revenue growth for the first quarter of 2008.  The increase in our operating revenue resulted from growth in revenue in all three of our business lines, together with the effect of approximately $36,000 of currency translation for the first quarter of 2008.  On a constant dollar basis, all business lines grew.

Summary of Operating Revenue

			% Variance
	Three months ended March 31,		2008 vs 2007
	2008	2007	Reported Rates	Constant Dollar
Sales Force Effectiveness	$265,560	$233,032	14.0%	6.6%
Portfolio Optimization	166,319	156,198	6.5%	0.4%
Launch, Brand and Other	142,301	121,119	17.5%	10.9%
Operating Revenue	$574,180	$510,349	12.5%	5.7%

•                  Sales Force Effectiveness: EMEA contributed one-half and the Americas contributed more than one-third to the revenue growth for the first quarter of 2008.

•                  Portfolio Optimization: Both the Americas and Asia Pacific contributed approximately one-half to the growth during the first quarter of 2008.

•                  Launch, Brand Management and Other: Both the Americas and EMEA contributed approximately one-half to the growth during the first quarter of 2008.

Consulting and services (“C&S”) revenue, as included in the business lines above, was $117,993 in the first quarter of 2008, up 15.5% from $102,188 in the first quarter of 2007 (up 8.6% on a constant dollar basis).  Slightly less than two-thirds of the C&S revenue growth for the first quarter of 2008 was attributable to acquisitions completed during the prior twelve months.

Operating Costs of Information and Analytics

Operating costs of information and analytics (“I&A”) include costs of data, data processing and collection and costs attributable to personnel involved in production, data management and delivery of the Company’s I&A offerings.  Our operating costs of I&A grew 13.3% to $193,286 in the first quarter of 2008 from $170,650 in the first quarter of 2007.

•                  Foreign Currency Translation: The effect of foreign currency translation increased our operating costs of I&A by approximately $12,000 for the first quarter of 2008 as compared to 2007.

Excluding the effect of foreign currency translation, our operating costs of I&A grew 6.2% in the first quarter of 2008 as compared to the first quarter of 2007.

•                  Data: Data costs increased by approximately $9,000 in the first quarter of 2008, compared to 2007.

•                  Production, Client Services and Other: Production, client services and other costs increased by approximately $2,000 in the first quarter of 2008 as compared to the first quarter of 2007.

Direct and Incremental Costs of Consulting and Services

Direct and incremental costs of C&S include the costs of consulting staff directly involved with delivering revenue-generating engagements, related accommodations and the costs of primary market research data purchased specifically for certain individual C&S engagements.  Direct and incremental costs of C&S do not include an allocation of direct costs of data that are included within I&A.  Our direct and incremental costs of C&S grew 16.4% to $68,062 in the first quarter of 2008 from $58,476 in the first quarter of 2007.

•                  Foreign Currency Translation: The effect of foreign currency translation increased our direct and incremental costs of C&S by approximately $4,000 for the first quarter of 2008 as compared to 2007.

Excluding the effect of foreign currency translation, our direct and incremental costs of C&S grew 9.4% in the first quarter of 2008 as compared to the first quarter of 2007.

•                  C&S costs increased by approximately $6,000 in the first quarter of 2008 as compared to 2007 due to increased labor, accommodations and primary market research data expense, all directly related  to C&S revenue growth.

External-Use Software Amortization

Our external-use software amortization charges represent the amortization associated with software we capitalized under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Our external-use software amortization charges grew 13.1% to $12,714 in the first quarter of 2008 from $11,245 in the first quarter of 2007 due to increased software amortization associated with new products.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of the expenses attributable to sales, marketing, and administration, including human resources, legal, management and finance.  Our selling and administrative expenses grew 16.4% in the first quarter of 2008, to $162,692 from $139,764 in the first quarter of 2007.

•                  Foreign Currency Translation: The effect of foreign currency translation increased our selling and administrative expenses by approximately $9,000 for the first quarter of 2008 as compared to 2007.

Excluding the effect of foreign currency translation, our selling and administrative expenses grew 10.2% in the first quarter of 2008 as compared to the first quarter of 2007 to support revenue growth.

•                  Sales and Marketing: Sales and marketing expense increased by approximately $3,000 in the first quarter of 2008 compared to 2007.

•                  Consulting:  Consulting and services expenses increased by approximately $8,000 in the first quarter of 2008 compared to 2007.

•                  Administrative and Other:  Other expenses increased by approximately $3,000 in the first quarter of 2008 compared to 2007.

Depreciation and Other Amortization

Our depreciation and other amortization charges increased 9.9% to $21,044 in the first quarter of 2008 from $19,151 in the first quarter of 2007 due to increased internal-use software amortization.

Trends in our Operating Margins

Our operating margin for the first quarter of 2008 was 20.3%, as compared to 21.8% in the first quarter of 2007.  Margins were negatively impacted by increased cost of data and our continuing investments in new products and consulting and services capabilities.

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

Non-Operating Loss, net

Our non-operating loss, net increased to a loss of $29,520 in the first quarter of 2008 from a loss of $9,747 in the first quarter of 2007.  This was due to the following factors:

•                  Interest Expense, net: Net interest expense was $8,671 for the first quarter of 2008 compared with $6,758 for the first quarter of 2007, due to higher debt levels in the first quarter of 2008 compared with the first quarter of 2007.

•                  Losses from Investments, net: Losses from investments of $211 during the first quarter of 2007 were a result of management fees related to our Enterprise Portfolio.

•                  Other Expense, net: Other expense, net, grew by $18,071 in the first quarter of 2008, as compared to the first quarter of 2007. This expense is a result of net foreign exchange losses of $18,598 in the first quarter of 2008 compared with net foreign exchange losses of $836 in the first quarter of 2007.

Taxes

We operate in more than 100 countries around the world and our earnings are taxed at the applicable income tax rate in each of these countries.

For the three months ended March 31, 2008, our effective tax rate was reduced primarily as a result of the filing of an advance pricing agreement (“APA”) between two taxing jurisdictions (approximately $4,900 net, $5,100 gross). The APA ensures conformity between the jurisdictions’ taxing authorities regarding the treatment of certain intercompany transactions, thereby allowing us to record a corresponding tax benefit.  For the three months ended March 31, 2007, our effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement for tax years 1998 through 2002 (approximately $16,500) and a reorganization of certain non-U.S. subsidiaries  (approximately $4,400).

We file numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions.  For the three months ended March 31, 2008, we recorded approximately $4,800 of tax expense related to uncertain tax positions that if recognized, would favorably affect the effective tax rate.  Included in this amount is approximately $2,700 of interest and penalties. For the three months ended March 31, 2007, we recorded approximately $3,700 of tax expense related to uncertain tax positions including approximately $1,800 of interest and penalties. With few exceptions, we are no longer subject to U.S. federal income tax examinations for the years before 2004 and are no longer subject to state and local income tax examination by tax authorities for years before 1997.  As well, with few exceptions, we are no longer subject to examination by tax authorities in our material non-U.S. jurisdictions prior to 2003.  It is reasonably possible that within the next twelve months we could realize approximately $14,600 of unrecognized benefits; $9,700 as a result of the termination of a non-U.S. agreement and $4,900 as a result of the expiration of certain statutes of limitation.

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

While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate and therefore rates may go up in the future.

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which we operate for the three months ended March 31, 2008 and 2007:

	Americas (1)	EMEA (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended March 31, 2008:
Operating Revenue (4)	$252,430	$240,870	$80,880	—	$574,180
Operating Income (Loss) (5)	$79,142	$17,220	$30,564	$(10,544)	$116,382
Three months ended March 31, 2007:
Operating Revenue (4)	$231,276	$210,346	$68,727	—	$510,349
Operating Income (Loss) (5)	$75,985	$23,429	$26,279	$(14,630)	$111,063

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

(5)                               The Operating Income for the geographic segments includes the impact of foreign exchange in converting results into U.S. dollars.

Americas Region

Operating revenue growth in the Americas region was 9.1% in the first quarter of 2008 compared to the first quarter of 2007.  Excluding the effect of foreign currency translations, operating revenue grew 7.3% in the first quarter of 2008.  This was driven approximately one-half by Launch, Brand and Other business lines, one-third by Sales Force Effectiveness, and approximately one-quarter by Portfolio Optimization for the first quarter of 2008.

Operating income in the Americas region grew 4.2% in the first quarter of 2008 as compared to the first quarter of 2007.  The operating income growth reflected revenue growth in the region offset by increases in operating expenses of $18,000 in the first quarter of 2008.  Excluding the effect of foreign currency translations, operating income grew by 2.5% in the first quarter of 2008.

EMEA Region

Operating revenue increased in the EMEA region by 14.5% in the first quarter of 2008 as compared to the first quarter of 2007.  Excluding the effect of foreign currency translations, operating revenue grew 3.5% in the first quarter of 2008.  The revenue growth in the first quarter of 2008 was driven approximately one-half by both the Sales Force Effectiveness and Launch, Brand and Other business lines.

Operating income in the EMEA region declined by 26.5% in the first quarter of 2008 as compared to the first quarter of 2007.  The operating income decline reflected revenue growth in the region which was more than offset by increases in operating expenses of $37,000 in the first quarter of 2008.  Growth in data and C&S expense drove the increase in operating expenses.  Excluding the effect of foreign currency translations, operating income declined by 46.8% in the first quarter of 2008.

Asia Pacific Region

Operating revenue in the Asia Pacific region increased 17.7% in the first quarter of 2008 as compared to the first quarter of 2007.  Excluding the effect of foreign currency translations, operating revenue grew 7.2% in the first quarter of 2008.  The revenue growth in the first quarter of 2008 was driven two-thirds by Portfolio Optimization and approximately one-third by Sales Force Effectiveness.

Operating income in the Asia Pacific region increased by 16.3% in the first quarter of 2008 as compared to the first quarter of 2007.  The operating income growth reflected revenue growth in the region offset by increases in operating expenses of $8,000 in the first quarter of 2008.  Excluding the effect of foreign currency translations, operating income increased by 4.7% in the first quarter of 2008.

How Exchange Rates Affect Our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results. We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations. In 2008, foreign currency translation increased U.S. dollar revenue growth by approximately 6.8 percentage points in the first quarter of 2008, while the impact on operating income growth was an approximate increase of 7.7 percentage points in the first quarter of 2008.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Swiss Franc. Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are charged or credited to Cumulative translation adjustment in the Consolidated Statements of Shareholders’ Equity. The effect of exchange rate changes during the first quarter of 2008 increased the U.S. dollar amount of Cash and cash equivalents by $7,908.  The effect of exchange rate changes during the first quarter of 2007 increased the U.S. dollar amount of Cash and cash equivalents by $1,838.

Venezuela imposed currency exchange restrictions in February 2003, and subsequently adjusted its official exchange rates in February 2004 and once again in March 2005.  At March 31, 2008, IMS AG, our Swiss operating subsidiary, maintained a cash balance of approximately 52,217 Venezuelan Bolívars (“Bolívars”), or approximately $24,300.  Maintaining this cash balance in a non-functional currency requires that we mark-to-market the cash balance at each reporting date with the difference reflected as a gain or loss in the statement of income.  We currently have limited ability to exchange or liquidate this Bolívar balance.  We have recognized exchange losses on the Bolívar balance in the past, resulting from changes in the official U.S. Dollar to Bolivar exchange rate.  It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls imposed by the local government.  However, based on a hypothetical 10% decrease in the value of the Bolívar against the U.S. dollar, we would be required to record a pre-tax loss of approximately $2,200.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $2,454 during the first quarter of 2008 to $215,795 at March 31, 2008 compared to $218,249 at December 31, 2007.  The decrease reflects cash used in operating and investing activities of $735 and $29,940, respectively, partially offset by cash provided by financing activities of $20,313 and a $7,908 increase due to the effect of exchange rate changes.

We currently expect that we will use our cash and cash equivalents primarily to fund:

•                  development of software to be used internally and in our new products and capital expenditures to expand and upgrade our information technology capabilities and to build or acquire facilities to house our growing business (we currently expect to spend approximately $130,000 to $155,000 during 2008 for software development and capital expenditures);

•                  acquisitions (see Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited));

•                  share repurchases (see Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited));

•                  dividends to our shareholders (we expect 2008 dividends will be $0.12 per share or approximately $22,000);

•                  payments for tax-related matters, including the D&B Legacy Tax Matters discussed further in Note 7 to our Condensed Consolidated Financial Statements (Unaudited).  Payments for certain of the D&B Legacy Tax Matters could be up to approximately $35,200 in 2008; and

•                  pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $13,900 in 2008).

Net cash used in operating activities amounted to $735 for the three months ended March 31, 2008, which represented a decrease of $20,326 from cash provided over the comparable period in 2007.  The decrease relates to lower net income, higher accounts receivable balances due to increased revenues and higher severance and other payments related to our fourth quarter 2007 restructuring plan (see Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited)), partially offset by the lower funding of accrued expenses and other current liabilities during the three months ended March 31, 2008.  DSO (days sales outstanding) in the first quarter of 2008 was approximately 6 days higher than the prior year comparable quarter.  We have plans in place to improve our DSO performance over the coming quarters to be more in line with historical levels.

Net cash used in investing activities amounted to $29,940 for the three months ended March 31, 2008, a decrease in cash used of $21,339 over the comparable period in 2007.  The decrease relates to lower capital expenditures, computer software additions and payments for acquisitions during the three months ended March 31, 2008.

Net cash provided by financing activities amounted to $20,313 for the three months ended March 31, 2008, a decrease of $14,668 over the comparable period in 2007.  This decrease in cash provided was due to higher purchases of our stock and lower proceeds from the exercise of employee stock options, partially offset by higher debt levels during the three months ended March 31, 2008.

Our financing activities include cash dividends we paid of $0.03 per share quarterly, which amounted to $5,507 and $5,952 during the three months ended March 31, 2008 and 2007, respectively.  The payments and level of cash dividends made by us are subject to the discretion of our Board of Directors.  Any future dividends, other than the $0.03 per share dividend for the second quarter of 2008, which was declared by our Board of Directors in April 2008, will be based on, and affected by, a number of factors, including our operating results and financial requirements.

Tax and Other Contingencies

We are exposed to certain known tax and other contingencies that are material to our investors.  The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Notes 7 and 11 to our Condensed Consolidated Financial Statements (Unaudited) for the period ended March 31, 2008.

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

On December 18, 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000 shares.  As of March 31, 2008, 10,000 shares remained available for repurchase under the December 2007 program.

On December 19, 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in November 2007 at a total cost of $287,072.

On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares. This program was completed in May 2007 at a total cost of $799,906.

During the three months ended March 31, 2008, we repurchased 10,000 shares of outstanding Common Stock under these programs at a total cost of $229,336.

During the three months ended March 31, 2007, we repurchased approximately 6,135 shares of outstanding Common Stock under these programs at a total cost of approximately $176,000.  These purchases were made pursuant to an accelerated share repurchase program (“ASR”).  As part of the ASR, we simultaneously entered into a forward contract for the final settlement of the ASR transaction which was indexed to the price of our Common Stock.  The ASR agreement provided for the final settlement amount to be in our Common Stock if we were to owe an amount to the bank, or in either cash or additional shares of our Common Stock, at our sole discretion, if the bank were to owe an amount to us.  As the agreement required us to deliver shares to the bank for final settlement, the forward contract element qualified for permanent equity classification and the fair value of the forward contract, which was zero at the contract’s inception, was recorded in equity in accordance with the provisions of Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock.”  Subsequent changes in the fair value of the forward contract were not recorded as we continued to classify the forward contract as equity.  Upon completion of the ASR in April 2007, we were required to pay approximately $6,000 in shares, and therefore issued 203 treasury shares, as full settlement of our obligation under the ASR.  The total cost of the ASR was approximately $176,000 or $28.68 per share.  We funded the ASR through our existing bank credit facilities (see Note 9 to our Condensed Consolidated Financial Statements (Unaudited)).

These share repurchases positively impacted our diluted earnings per share by less than $0.01 for the three months ended March 31, 2008 and 2007.

Shares acquired through our repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with SEC Rule 10b-18, with the exception of purchases pursuant to the 2007 ASR.

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

Borrowings

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility.  At March 31, 2008, our debt totaled $1,567,326, and management does not believe that this level of debt poses a material risk to us due to the following factors:

•                  in each of the last three years, we have generated strong net cash provided by operating activities in excess of $300,000;

•                  at March 31, 2008, we had $215,795 in worldwide cash and cash equivalents;

•                  at March 31, 2008, we had $219,665 of unused debt capacity under our existing bank credit facilities; and

•                  we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

The following table summarizes our long-term debt at March 31, 2008 and December 31, 2007:

	2008	2007
4.6% Private Placement Note, principal payment of $150,000 due January 2008, net of interest rate swaps of $(981)	$—	$149,019
5.58% Private Placement Notes, principal payment of $105,000 due January 2015	105,000	—
5.99% Private Placement Notes, principal payment of $135,000 due January 2018	135,000	—
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000
1.70% Private Placement Note, principal payment of 34,395,000 Japanese Yen due January 2013	346,991	300,787
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 1.31%	425,924	397,973
Swiss Franc denominated borrowings at average floating rates of approximately 3.09%	45,194	54,730
U.S. Dollar denominated borrowings at average floating rates of approximately 3.28%	309,217	100,700
Bank Term Loan, principal payment of $50,000 due June 2009 at average floating rate of approximately 2.96%	50,000	50,000
Total Long-Term Debt	$1,567,326	$1,203,209

In February 2008, we closed a private placement transaction pursuant to which we issued $105,000 of seven-year debt at a fixed rate of 5.58%, and $135,000 of ten-year debt at a fixed rate of 5.99% to several highly rated insurance companies.  We used the proceeds for share repurchases (see Note 12 to our Condensed Consolidated Financial Statements (Unaudited)) and to refinance existing debt.

In July 2006, we entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing our existing $700,000 facility.  The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits.  Total borrowings under the Revolving Credit Facility were $780,335 and $553,403 at March 31, 2008 and December 31, 2007, respectively, all of which were classified as long-term.  We define long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 40 basis points and can vary based on our Debt to EBITDA ratio.  The weighted average interest rates for our lines were 2.19% and 2.16% at March 31, 2008 and December 31, 2007, respectively.  In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.01%.  At March 31, 2008, we had approximately $219,665 available under our existing bank credit facilities.

In June 2006, we closed a $50,000 three-year term loan with a bank.  The term loan allows us to borrow at a floating rate with a lower borrowing margin than our revolving credit facility, and provides us with an option to extend the term up to an additional two years.  We used the proceeds to refinance existing debt borrowed under the revolving credit facility.

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

In January 2003, we closed a private placement transaction pursuant to which we issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%.  We used the proceeds to pay down existing short-term debt.  We also swapped $100,000 of our fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points.  We accounted for these swaps as fair value hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  We determined the fair values based on estimated prices quoted by financial institutions.  The fair values of these swaps were $(981) as of December 31, 2007.  These notes and the related swaps matured and were paid off in January 2008.  Although these notes were due within 365 days at December 31, 2007, we classified the notes as long-term at December 31, 2007 in compliance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” as we had the ability and intent to refinance these notes with another long-term debt arrangement.

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At March 31, 2008, we were in compliance with these financial debt covenants.

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

	Severance	Contract	Asset	Currency
	related	related	write-	translation
	reserves	reserves	downs	adjustments	Total
Charge at December 31, 2007	$71,583	$3,460	$13,647	$—	$88,690
2007 utilization	—	—	(13,647)	—	(13,647)
2008 utilization	(12,825)	(774)	—	—	(13,599)
Currency translation adjustments	—	—	—	2,637	2,637
Balance at March 31, 2008	$58,758	$2,686	$—	$2,637	$64,081

 We currently expect that cash outlays will be applied against the $64,081 balance remaining in the 2007 fourth quarter charge at March 31, 2008 as follows:

Year Ended December 31,	Outlays
2008	$48,624
2009	14,092
2010	1,178
2011	187
Total	$64,081

During the fourth quarter of 2001, we completed the assessment of our Competitive Fitness

Program. This program was designed to streamline operations, increase productivity and improve client service. In connection with this program, we recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income.  As of March 31, 2008, approximately $1,302 remains to be utilized from 2008 to 2013 related to severance payments.

In the first quarter of 2007, we reversed $640 of contract-related reserves from the fourth quarter 2001 charge due primarily to the termination and settlement of exit related costs for an impaired lease.  These amounts were reversed against Selling and administrative expenses in the Condensed Consolidated Statements of Income (Unaudited).

	Severance	Contract	Asset
	related	related	write-
	reserves	reserves	downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 – 2005 utilization	(37,070)	(22,315)	(29,602)	(88,987)
2006 utilization	(264)	(1,887)	—	(2,151)
2007 utilization	(263)	(1,208)	—	(1,471)
2007 reversals	—	(640)	—	(640)
2008 utilization	(65)	—	—	(65)
Adjustments	(688)	(274)	962	—
Balance at March 31, 2008	$1,302	$—	$—	$1,302

We currently expect that the $1,302 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

Year Ended December 31,	Outlays
2008	$197
2009	262
2010	262
2011	262
2012	262
Thereafter	57
Total	$1,302

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Positions No. FAS 157-1 and No. FAS 157-2 which delayed the effective date of SFAS No. 157 for one year for certain non financial assets and liabilities and removed certain leasing transactions from its scope.  The adoption of SFAS No. 157, effective January 1, 2008, did not have a material impact on our financial position, results of operations or cash flows.  We are currently evaluating the impact of SFAS No. 157 for certain non financial assets and liabilities on our financial results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on our financial position, results of operations or cash flows as we did not elect the fair value measurement option for any additional financial instruments or other items.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This statement is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating this statement to determine any potential impact that it may have on our financial results.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.” This statement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating this statement to determine any potential impact that it may have on our financial results.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We are currently evaluating this statement to determine any potential impact that it may have on our financial results.

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

Consequently, all of the forward-looking statements we make in this document are qualified by the information contained herein, including, but not limited to, the information contained under this heading, “Risk Factors” and our Condensed Consolidated Financial Statements (Unaudited) and notes thereto for the three months ended March 31, 2008 and by the material set forth under the headings “Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.  We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2008. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2007 Annual Report on Form 10-K.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of March 31, 2008 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)

January 1-31, 2008	4,870,000	$21.78	4,870,000	15,130,000
February 1-29, 2008	5,130,000	24.03	5,130,000	10,000,000
March 1-31, 2008	—	—	—	10,000,000
Total	10,000,000	$22.93	10,000,000	10,000,000

(1)          All shares were repurchased through the Company’s publicly announced stock repurchase programs.

(2)          In December 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000,000 shares. As of March 31, 2008, 10,000,000 shares remained available for repurchase under the December 2007 program. Unless terminated earlier by resolution of our Board of Directors, this program will expire when we have repurchased all shares authorized for repurchase thereunder.  See Note 12 of our Notes to Condensed Consolidated Financial Statements (Unaudited) for further details.

Item 6.  Exhibits

(a)         Exhibits

Exhibit Number	Description of Exhibits
10.1	Form of Employees’ Stock Appreciation Rights Agreements.

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMS Health Incorporated

	By:	/s/ Leslye G. Katz
Date: May 1, 2008		Leslye G. Katz
Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ Harshan Bhangdia
Date: May 1, 2008		Harshan Bhangdia
Vice President, Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1	Form of Employees’ Stock Appreciation Rights Agreements.

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.