Form 10-Q
period 2008-06-30
IMS HEALTH INC
filed 2008-07-31
CIK 1058083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

  Large Accelerated Filer ☒                  Accelerated Filer ☐

  Non-Accelerated Filer ☐                     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  At June 30, 2008, there were 181,869,442 shares of IMS Health Incorporated Common Stock, $0.01 par value, outstanding.

IMS HEALTH INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of June 30, 2008	As of December 31, 2007
Assets:
Current Assets:
Cash and cash equivalents	$220,725	$218,249
Accounts receivable, net of allowances of $8,664 and $8,980 in 2008 and 2007, respectively	444,556	415,926
Other current assets	221,294	205,998
Total Current Assets	886,575	840,173
Securities and other investments	6,916	5,415
Property, plant and equipment, net of accumulated depreciation of $217,731 and $201,122 in 2008 and 2007, respectively	197,794	188,877
Computer software	266,870	269,032
Goodwill (Note 6)	699,337	651,709
Other assets	302,273	288,998
Total Assets	$2,359,765	$2,244,204

Liabilities, Minority Interests and Shareholders’ Deficit:
Current Liabilities:
Accounts payable	$101,004	$117,488
Accrued and other current liabilities	291,899	333,534
Accrued income taxes	64,059	61,791
Short-term deferred tax liability	8,173	7,415
Deferred revenues	97,490	114,316
Total Current Liabilities	562,625	634,544
Postretirement and postemployment benefits	80,110	79,992
Long-term debt (Note 9)	1,472,921	1,203,209
Other liabilities	254,211	265,330
Total Liabilities	$2,369,867	$2,183,075

Commitments and Contingencies (Note 7)
Minority Interests	$101,912	$101,444

Shareholders’ Deficit:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares in 2008 and 2007, respectively	$3,350	$3,350
Capital in excess of par	537,268	535,500
Retained earnings	2,897,081	2,771,278
Treasury stock, at cost, 153,176 and 143,818 shares in 2008 and 2007, respectively	(3,570,226)	(3,355,790)
Cumulative translation adjustment	75,829	61,924
Unamortized postretirement and postemployment balances (SFAS No. 158)	(55,323)	(56,584)
Unrealized gain on changes in fair value of cash flow hedges, net of tax	7	7
Total Shareholders’ Deficit	$(112,014)	$(40,315)
Total Liabilities, Minority Interests and Shareholders’ Deficit	$2,359,765	$2,244,204

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended June 30,
	2008	2007

Information and analytics revenue	$453,440	$420,551
Consulting and services revenue	147,269	116,921
Operating Revenue	600,709	537,472

Operating costs of information and analytics	192,166	177,828
Direct and incremental costs of consulting and services	73,660	55,848
External-use software amortization	13,043	12,376
Selling and administrative expenses	168,097	154,361
Depreciation and other amortization	22,366	18,922
Operating Income	131,377	118,137
Interest income	2,983	1,729
Interest expense	(11,970)	(9,416)
Gains from investments, net	—	2,175
Other expense, net	(7,782)	(20)
Non-Operating Loss, Net	(16,769)	(5,532)
Income before provision for income taxes	114,608	112,605
Provision for income taxes (Note 11)	(36,913)	(39,211)
Net Income	$77,695	$73,394

Basic Earnings Per Share of Common Stock	$0.43	$0.37
Diluted Earnings Per Share of Common Stock	$0.42	$0.36

Weighted average number of shares outstanding – Basic	181,741	196,502
Dilutive effect of shares issuable as of period-end under stock-based compensation plans and other	2,133	3,953
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	22	646
Weighted Average Number of Shares Outstanding – Diluted	183,896	201,101

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Six Months Ended June 30,
	2008	2007

Information and analytics revenue	$909,627	$828,712
Consulting and services revenue	265,262	219,109
Operating Revenue	1,174,889	1,047,821

Operating costs of information and analytics	385,452	348,478
Direct and incremental costs of consulting and services	141,722	114,324
External-use software amortization	25,757	23,621
Selling and administrative expenses	330,789	294,125
Depreciation and other amortization	43,410	38,073
Operating Income	247,759	229,200
Interest income	5,575	3,527
Interest expense	(23,233)	(17,972)
Gains from investments, net	—	1,964
Other expense, net	(28,631)	(2,798)
Non-Operating Loss, Net	(46,289)	(15,279)
Income before provision for income taxes	201,470	213,921
Provision for income taxes (Note 11)	(64,600)	(54,958)
Net Income	$136,870	$158,963

Basic Earnings Per Share of Common Stock	$0.75	$0.81
Diluted Earnings Per Share of Common Stock	$0.74	$0.79

Weighted average number of shares outstanding – Basic	183,388	196,570
Dilutive effect of shares issuable as of period-end under stock-based compensation plans and other	1,547	3,286
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	38	1,018
Weighted Average Number of Shares Outstanding – Diluted	184,973	200,874

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$136,870	$158,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,167	61,694
Bad debt expense	983	505
Deferred income taxes	1,439	(21,774)
Gains from investments, net	—	(1,964)
Minority interests in net income of consolidated companies	3,850	3,907
Non-cash stock-based compensation charges	16,227	20,013
Net tax (expense) benefit on stock-based compensation	(316)	9,588
Excess tax benefits from stock-based compensation	(88)	(4,227)
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in accounts receivable	(28,930)	(26,339)
Net increase in work-in-process inventory	(5,468)	(864)
Net increase in prepaid expenses and other current assets	(18,817)	(14,397)
Net decrease in accounts payable	(18,196)	(3,992)
Net decrease in accrued and other current liabilities	(6,995)	(30,900)
Net decrease in accrued severance, impairment and other charges	(27,914)	(1,754)
Net decrease in deferred revenues	(18,476)	(1,015)
Net increase in accrued income taxes	5,413	10,837
Net decrease (increase) in pension assets (net of liabilities)	1,655	(60)
Net decrease (increase) in other long-term assets (net of long-term liabilities)	1,642	(1,421)
Net Cash Provided by Operating Activities	112,046	156,800
Cash Flows Used in Investing Activities:
Capital expenditures	(22,462)	(26,196)
Additions to computer software	(36,537)	(42,858)
Proceeds from sale of capital asset, net	1,392	—
Proceeds from sales of investments, net	—	3,524
Payments for acquisitions of businesses, net of cash acquired	(45,308)	(22,192)
Funding of venture capital investments	(1,500)	(1,200)
Other investing activities, net	(1,874)	(8,800)
Net Cash Used in Investing Activities	(106,289)	(97,722)
Cash Flows Used in Financing Activities:
Net increase in revolving credit facility and other	139,500	217,798
Proceeds from private placement notes	240,000	—
Repayment of private placement notes	(150,000)	—
Payments for purchase of treasury stock	(229,340)	(327,610)
Proceeds from exercise of stock options	5,000	110,779
Excess tax benefits from stock-based compensation	88	4,227
Dividends paid	(11,067)	(11,977)
Proceeds from employee stock purchase plan and other	(25)	3,330
Decrease in cash overdrafts	(995)	(4,588)
Payments to minority interests and other financing activities	(3,382)	(3,381)
Net Cash Used in Financing Activities	(10,221)	(11,422)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	6,940	5,371
Increase in Cash and Cash Equivalents	2,476	53,027
Cash and Cash Equivalents, Beginning of Period	218,249	157,346
Cash and Cash Equivalents, End of Period	$220,725	$210,373

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended.  The Condensed Consolidated Financial Statements (Unaudited) do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation of the statements of financial position, income and cash flows for the periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The Condensed Consolidated Financial Statements (Unaudited) and related notes should be read in conjunction with the Consolidated Financial Statements and related notes of IMS Health Incorporated (the “Company” or “IMS”) included in its 2007 Annual Report on Form 10-K.  Certain prior year amounts have been reclassified to conform to the 2008 presentation.  Amounts presented in the Condensed Consolidated Financial Statements (Unaudited) may not add due to rounding.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This statement is effective for fiscal years beginning after December 15, 2008.  The impact on the Company’s financial results will be dependent on the terms and conditions of acquisitions consummated on or after January 1, 2009, the effective date for the Company.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133.”  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently evaluating the new disclosure requirements under this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  This statement is effective 60 days following the United States Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of this statement is not expected to have an impact on the Company’s financial results.

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

Note 5.  Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach. During the six months ended June 30, 2008, the Company completed three acquisitions of Robinson and James Research Pty Limited (Australia), Fourth Hurdle Consulting Limited (U.K.) and Health Benchmarks, Inc. (U.S.) at an aggregate cost of approximately $24,100 which were accounted for under the purchase method of accounting.  As such, the aggregate purchase price has been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date.  The purchase price allocations will be finalized after the completion of the valuation of certain assets and liabilities.  Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company’s results of operations.  The Condensed Consolidated Financial Statements (Unaudited) include the results of these acquired companies subsequent to the closing of the acquisition.  Had these acquisitions occurred as of January 1, 2008 or 2007, the impact on the Company’s results of operations would not have been significant. Goodwill of approximately $16,400 was recorded in connection with these acquisitions, none of which is deductible for tax purposes.

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

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 6.  Goodwill and Intangible Assets

During the six months ended June 30, 2008, the Company’s goodwill increased by $47,628 due to foreign currency translation adjustments and the preliminary allocations of purchase price for the acquisitions completed during the six months ended June 30, 2008 (see Note 5).  During the six months ended June 30, 2007, the Company’s goodwill increased by $25,613 due to foreign currency translation adjustments and the preliminary allocation of purchase price for the acquisition completed during the six months ended June 30, 2007 (see Note 5).

All of the Company’s other acquired intangibles are subject to amortization.  Intangible asset amortization expense was $4,768 and $9,489 during the three and six months ended June 30, 2008, respectively, and $4,185 and $8,945 during the three and six months ended June 30, 2007, respectively.  At June 30, 2008, intangible assets were primarily composed of customer relationships, databases and trade names (principally included in Other assets) and computer software.  The gross carrying amounts and related accumulated amortization of these intangibles were $183,132 and $89,087, respectively, at June 30, 2008 and $176,330 and $79,598, respectively, at December 31, 2007.  These intangibles are amortized over periods ranging from two to twenty years.  As of June 30, 2008, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted Average Amortization Period (Years)
Customer Relationships	10.0
Computer Software and Algorithms	7.0
Databases	4.7
Trade Names	4.3
Other	3.5
Weighted average	8.9

Based on current estimated useful lives, amortization expense associated with intangible assets at June 30, 2008 is estimated to be approximately $4,725 for each of the remaining two quarters in 2008.  Thereafter, annual amortization expense associated with intangible assets is estimated to be as follows:

Year Ended December 31,	Amortization Expense
2009	$16,768
2010	12,673
2011	11,053
2012	9,159
2013	8,702
Thereafter	$26,241

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

The underlying tax controversies with the Internal Revenue Service (“IRS”) have substantially all been resolved and the Company paid to the IRS the amounts that it believed were due and owing.  In the first quarter of 2006, Donnelley indicated that it disputed the amounts contributed by the Company toward the resolution of these matters based on the Donnelley Parties’ interpretation of the allocation of liability under the 1996 Spin-Off agreements.  The Donnelley Parties on the one hand, and NMR and the Company, on the other hand, have attempted to resolve these disputes through negotiation.  The 1996 Spin-Off agreements provide that if the parties cannot reach agreement through negotiation they must arbitrate the disputes.  The Company intends to vigorously defend itself with respect to such disputes.  As of June 30, 2008, the Company had a reserve of approximately $22,400 (liability and interest, net of tax benefit) for these matters.

On August 14, 2006, the Donnelley Parties commenced arbitration regarding one of these disputes (referred to herein as the “Dutch Partnership Dispute”) by filing a Notice of Arbitration and Statement of Claim (the “Donnelley Statement”) with the American Arbitration Association International Center for Dispute Resolution (the “AAA”).  In the Donnelley Statement, the Donnelley Parties claim that the Company and NMR collectively owe approximately an additional $10,800 with respect to the Dutch Partnership Dispute; (if determined liable, the Company’s share of this amount would be approximately $5,400).  On October 16, 2006, the Company and NMR filed a Statement of Defense denying all claims made by the Donnelley Parties in the Donnelley Statement.   In October 2007, a hearing on the merits of the parties’ claims took place before an AAA arbitration panel, and on December 6, 2007, the panel issued a Partial Award.  In the Partial Award, the panel directed the parties to attempt to agree on the allocation of liability between the parties for the tax controversy underlying the Dutch Partnership Dispute, in accordance with principles set out in the Partial Award.  The parties were unable to reach agreement and, in March 2008, each submitted to the AAA arbitration panel their own calculation of the allocation of liability.  The calculation submitted by the Donnelley Parties showed an underpayment by each of the Company and NMR of approximately $6,800.  The Donnelley Parties also claimed interest, the costs of the arbitration proceeding and their attorneys’ fees, in an aggregate amount of approximately $6,400, of which the Company’s share would be approximately $3,200.  The Company and NMR disputed the Donnelley Parties’ computation and additional claims and submitted their own calculation of the allocation of liability.  This calculation showed a current underpayment by each of the Company and NMR of approximately $2,500, but also showed potential pending adjustments to such amount in favor of each of the Company and NMR of approximately $4,800.  These pending adjustments are contingent upon the IRS’s disposition of certain pending refund claims made by Donnelley.  The Company and NMR have also claimed interest, the costs of the arbitration proceeding and their attorneys’ fees.  In July 2008, the AAA arbitration panel issued a Clarifying Order addressing in concept some (but not all) of the matters disputed by the parties in connection with the application of the principles set forth in the Partial Award.  In the Clarifying Order, the panel directed the parties to submit an agreed joint computation of the principal amount of the liability to be shared, as well as proposed provisions for interest and/or costs or, if no agreement can be reached with respect to those matters, commentary by

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

each of the parties as to the appropriate approach to be applied with respect thereto by the panel.  Further arbitration proceedings to resolve these disputes are likely, and the Company continues to believe its reserve for this matter is adequate.

The Partnership (Tax Year 1997).  The IRS is seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense with respect to a partnership now substantially owned by the Company (the “Partnership”) on the Partnership’s 1997 tax return.  During 1997, the Partnership was substantially owned by Cognizant, but liability for this matter was allocated to the Company pursuant to the agreements effecting the 1998 Spin-Off.  The Company has filed a formal protest relating to the proposed assessment for 1997 with the IRS Office of Appeals.  The Company is attempting to resolve this matter in the administrative appeals process before proceeding to litigation if necessary. If the IRS were to ultimately prevail in its position, the Company’s liability (tax and interest, net of tax benefit) with respect to tax year 1997 would be approximately $22,100, which amount the Company had reserved in current accrued income taxes payable at June 30, 2008.

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

IMS Health Government Solutions Voluntary Disclosure Program Participation

Our wholly-owned subsidiary, IMS Government Solutions Inc., is primarily engaged in providing services and products under contracts with the U.S. government.  U.S. government contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government have the ability to investigate whether contractors’ operations are being conducted in accordance with such requirements.  U.S. government investigations, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed on us, or could lead to suspension or debarment from future U.S. government contracting.  U.S. government investigations often take years to complete and may result in no adverse action against us.

IMS Government Solutions has discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS in May 2005).  Upon discovery of the potential noncompliance, the Company began remediation efforts, promptly disclosed the potential noncompliance to the government, and was accepted into the Department of Defense Voluntary Disclosure Program.  The Company expects to file its Voluntary Disclosure Program Report in August 2008.  The Company is currently unable to determine the outcome of this matter pending the resolution of the Voluntary Disclosure Program process and is therefore currently unable to estimate the potential liability, if any, arising from this matter.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Other Contingencies

Contingent Consideration.  Under the terms of certain purchase agreements related to acquisitions made since 2002, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2008 and 2009.  Substantially all of these additional payments will be recorded as goodwill in accordance with Emerging Issues Task Force (“EITF”) No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”  As of June 30, 2008, approximately $67,200 had been earned under these contingencies since 2002.  The Company paid approximately $19,300 under these contingencies during the six months ended June 30, 2008.  Based on current estimates, the Company expects that additional contingent consideration under these agreements may total approximately $4,200.  It is expected that these contingencies will be resolved within a specified time period after the end of each respective calendar year for 2008 and 2009.

Note 8.  Stock-Based Compensation

The following table summarizes activity of stock options for the periods indicated:

		Weighted
		Average
		Exercise
		Price Per
	Shares	Share
Options Outstanding, December 31, 2005	29,984	$22.91
Granted	11	$24.54
Exercised	(6,161)	$19.36
Forfeited	(699)	$23.58
Cancelled	(1,739)	$28.93
Options Outstanding, December 31, 2006	21,396	$23.43
Granted	—	—
Exercised	(6,299)	$22.72
Forfeited	(200)	$24.14
Cancelled	(371)	$27.61
Options Outstanding, December 31, 2007	14,526	$23.62
Granted	1,159	$22.58
Exercised	(247)	$20.24
Forfeited	(56)	$24.66
Cancelled	(559)	$26.56
Options Outstanding, June 30, 2008	14,823	$23.48
Options Vested or Expected to Vest, June 30, 2008	14,775	$23.48
Exercisable, June 30, 2008	13,628	$23.55

The following table summarizes activity of restricted stock units (“RSUs”) with service

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

conditions:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2005	444	$20.30
Granted	1,386	$26.12
Vested	(217)	$22.03
Forfeited	(55)	$25.79
Unvested, December 31, 2006	1,558	$25.04
Granted	1,219	$29.64
Vested	(296)	$26.06
Forfeited	(148)	$28.09
Unvested, December 31, 2007	2,333	$27.16
Granted	1,209	$22.60
Vested	(493)	$27.69
Forfeited	(163)	$27.46
Unvested, June 30, 2008	2,886	$25.14
Vested or Expected to Vest, June 30, 2008	2,676	$25.13

The following table summarizes activity of RSUs with performance conditions:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2005	375	$21.12
Granted	154	$24.53
Vested	(181)	$21.76
Forfeited	(28)	$24.08
Unvested, December 31, 2006	320	$22.14
Granted	123	$29.16
Vested	(84)	$18.65
Forfeited	(6)	$27.00
Unvested, December 31, 2007	353	$25.34
Granted	238	$24.44
Vested	(78)	$24.11
Forfeited	(10)	$27.13
Unvested, June 30, 2008	503	$25.07
Vested or Expected to Vest, June 30, 2008	489	$25.05

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

The following table summarizes activity of non-employee director deferred stock granted in lieu of board meeting fees:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, December 31, 2005	30	$22.12
Granted	3	$26.13
Outstanding, December 31, 2006	33	$22.49
Granted	5	$29.50
Outstanding, December 31, 2007	38	$23.37
Granted	2	$23.32
Outstanding, June 30, 2008	40	$23.37

The following table summarizes the components and classification of stock-based compensation expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock Options	$1,199	$3,563	$3,217	$9,079
RSUs	7,637	5,793	13,012	10,560
Employee Stock Purchase Plan	—	147	(2)	374
Total Stock-Based Compensation Expense	$8,836	$9,503	$16,227	$20,013

Operating Costs of I&A	$844	$979	$1,621	$1,961
Direct and Incremental Costs of C&S	1,003	1,023	1,711	1,897
Selling and Administrative Expenses	6,989	7,501	12,895	16,155
Total Stock-Based Compensation Expense	$8,836	$9,503	$16,227	$20,013

Tax Benefit on Stock-Based Compensation Expense	$2,727	$2,895	$5,127	$6,115

Capitalized Stock-Based Compensation Expense	$65	$102	$106	$177

On April 15, 2008, the Company awarded its annual grant in the form of restricted stock units whose vesting and delivery are contingent upon completion of a specified period of future service.  The awards have a zero exercise price to the employee and vest ratably over three to four years.  The Company’s amortization of the award is based upon the fair market value of a share of Common Stock on April 15, 2008.  In addition, on April 15, 2008, the Company awarded stock appreciation rights (“SARs”) to certain executives. The SARs have an exercise price of $22.58 to the employee, vest ratably over 4 years, and the Company’s amortization of the award is based upon the Black-Scholes value.

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

The impact of foreign exchange risk management activities on pre-tax income for the three and six months ended June 30, 2008 were net losses of $6,131 and $24,728, respectively, and net gains of $2,021 and $1,185 for the three and six months ended June 30, 2007, respectively.  In addition, at June 30, 2008, the Company had assets of approximately $688,856 and liabilities of $693,874 in foreign exchange forward contracts outstanding with various expiration dates through May 2009 relating to non-U.S. Dollar anticipated royalties and non-functional currency assets and liabilities (see below). Foreign exchange forward contracts are recorded at estimated fair value. The estimated fair values of the forward contracts are based on quoted market prices.

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

Fair Value Disclosures

At June 30, 2008, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable and long-term debt.  At June 30, 2008, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

nature of these instruments.  At June 30, 2008, the fair value of long-term debt approximated carrying value.

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

Level 3 –	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2008:

	Basis of Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Derivatives (1)	—	$688,856	—	$688,856

Liabilities
Derivatives (1)	—	$693,874	—	$693,874

(1)  Derivatives consist of foreign exchange forward contracts based on observable market inputs of spot and forward rates.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties. The Company would not realize a material loss as of June 30, 2008 in the event of non-performance by any one counterparty.  In general, the Company enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($444,556 and $415,926, net of allowances, at June 30, 2008 and December 31, 2007, respectively), principally from customers in the pharmaceutical industry. The Company’s trade receivables do not represent significant concentrations of credit risk at June 30, 2008 due to the credit worthiness of its customers and their dispersion across many geographic areas.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Lines of Credit

The following table summarizes the Company’s long-term debt at June 30, 2008 and December 31, 2007:

	2008	2007
4.6% Private Placement Note, principal payment of $150,000 due January 2008, net of interest rate swaps of $(981)	$—	$149,019
5.58% Private Placement Notes, principal payment of $105,000 due January 2015	105,000	—
5.99% Private Placement Notes, principal payment of $135,000 due January 2018	135,000	—
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000
1.70% Private Placement Note, principal payment of 34,395,000 Japanese Yen due January 2013	317,615	300,787
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 1.24%	374,168	397,973
Swiss Franc denominated borrowings at average floating rates of approximately 2.78%	27,338	54,730
U.S. Dollar denominated borrowings at average floating rates of approximately 3.01%	313,800	100,700
Bank Term Loan, principal payment of $50,000 due June 2009 at average floating rate of approximately 2.99%	50,000	50,000
Total Long-Term Debt	$1,472,921	$1,203,209

In February 2008, the Company closed a private placement transaction pursuant to which it issued $105,000 of seven-year debt at a fixed rate of 5.58%, and $135,000 of ten-year debt at a fixed rate of 5.99% to several highly rated insurance companies.  The Company used the proceeds for share repurchases (see Note 12) and to refinance existing debt.

In July 2006, the Company entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing its existing $700,000 facility.  The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits.  Total borrowings under the Revolving Credit Facility were $715,306 and $553,403 at June 30, 2008 and December 31, 2007, respectively, all of which were classified as long-term.  The Company defines long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 40 basis points and can vary based on the Company’s Debt to EBITDA ratio.  The weighted average interest rates for the Company’s lines were 2.08% and 2.16% at June 30, 2008 and December 31, 2007, respectively.  In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.01%.  At June 30, 2008, the Company had approximately $284,694 available under its existing bank credit facilities.

In June 2006, the Company closed a $50,000 three-year term loan with a bank.  The term loan allows the Company to borrow at a floating rate with a lower borrowing margin than the Company’s revolving credit facility.  The term loan also provides the Company with an option to extend the term up to an additional two years, which the Company intends to do so.  The Company used the proceeds

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

to refinance existing debt borrowed under the revolving credit facility.

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

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At June 30, 2008, the Company was in compliance with these financial debt covenants.

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

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Three Months Ended June 30,	2008	2007	2008	2007
Service cost	$4,310	$4,143	$—	$6
Interest cost	5,180	4,611	192	177
Expected return on plan assets	(7,926)	(7,318)	—	—
Amortization of prior service cost (credit)	6	5	(3)	(9)
Amortization of transition obligation (asset)	(1)	(1)	—	—
Amortization of net loss	632	1,107	145	108
Net periodic benefit cost	$2,201	$2,547	$334	$282

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Six Months Ended June 30,	2008	2007	2008	2007
Service cost	$8,615	$8,239	$—	$12
Interest cost	10,280	9,193	384	354
Expected return on plan assets	(15,858)	(14,598)	—	—
Amortization of prior service cost (credit)	12	9	(6)	(18)
Amortization of transition obligation (asset)	—	(2)	—	—
Amortization of net loss	1,264	2,202	291	216
Net periodic benefit cost	$4,313	$5,043	$669	$564

Note 11.  Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

For the three months ended June 30, 2008, the Company’s effective tax rate was reduced by approximately $10,300 as a result of audit settlements with taxing authorities.  Also during this period, the Company recorded tax expense for tax positions related to non-US transactions offset by a benefit related to the expiration of certain statutes of limitation, resulting in a net tax expense of approximately $5,300.  Further, for the three months ended March 31, 2008 the Company’s effective tax rate was reduced by approximately $4,900 primarily as a result of the filing of an advance pricing agreement (“APA”) between two taxing jurisdictions.  The APA ensures conformity between the jurisdictions’ taxing authorities regarding the treatment of certain intercompany transactions, thereby allowing the Company to record a corresponding tax benefit.  For the six months ended June 30, 2007, the Company’s effective tax rate was reduced by approximately $16,500 primarily due to a favorable non-U.S. audit settlement for tax years 1998 through 2002 and by approximately $4,400 from a reorganization of certain non-U.S. subsidiaries.

The Company files numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions.  For the three and six months ended June 30, 2008, the Company recorded approximately $5,200 and $10,000, respectively, of tax expense related to uncertain tax positions that if recognized, would favorably affect the effective tax rate.  Included in these amounts

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

are approximately $2,600 and $5,300, respectively, of interest and penalties. For the three and six months ended June 30, 2007, the Company recorded approximately $3,300 and $7,000, respectively,  of tax expense related to uncertain tax positions including approximately $1,900 and $3,700, respectively, of interest and penalties.

The IRS has concluded its audit of the Company’s 2004 and 2005 federal income tax returns. The resolution of the audit resulted in a tax payment of approximately $5,300 for which a reserve had been previously established. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for the years before 2004 and is no longer subject to state and local income tax examination by tax authorities for years before 1997.  Further, with few exceptions, the Company is no longer subject to examination by tax authorities in its material non-U.S. jurisdictions prior to 2003.  It is reasonably possible that within the next twelve months the Company could realize approximately $17,700 of unrecognized benefits; $9,700 as a result of the termination of a non-U.S. agreement and $8,000 mainly as a result of the expiration of certain statutes of limitation.

Note 12.  IMS Health Capital Stock

The Company’s share repurchase program has been developed to buy opportunistically, when the Company believes that its share price provides it with an attractive use of its cash flow and debt capacity.

On December 18, 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000 shares.  As of June 30, 2008, 10,000 shares remained available for repurchase under the December 2007 program.

On December 19, 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in November 2007 at a total cost of $287,072.

On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares. This program was completed in May 2007 at a total cost of $799,906.

During the six months ended June 30, 2008, the Company repurchased 10,000 shares of outstanding Common Stock under these programs at a total cost of $229,340.

During the six months ended June 30, 2007, the Company repurchased approximately 11,135 shares of outstanding Common Stock under these programs at a total cost of $333,621, including the repurchase of 6,135 shares pursuant to an accelerated share repurchase program (“ASR”).  As part of the ASR, the Company simultaneously entered into a forward contract for the final settlement of the ASR transaction which was indexed to the price of the Company’s Common Stock.  The ASR agreement provided for the final settlement amount to be in the Company’s Common Stock if the Company were to owe an amount to the bank, or in either cash or additional shares of the Company’s Common Stock, at the Company’s sole discretion, if the bank were to owe an amount to the Company.  As the agreement required the Company to deliver shares to the bank for final settlement, the forward contract element qualified for permanent equity classification and the fair value of the forward contract, which was zero at the contract’s inception, was recorded in equity in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Potentially Settled In, a Company’s Own Stock.”  Subsequent changes in the fair value of the forward contract were not recorded as the Company continued to classify the forward contract as equity.  Upon completion of the ASR in April 2007, the Company was required to pay approximately $6,000 in shares, and therefore issued 203 treasury shares, as full settlement of its obligation under the ASR.  The total cost of the ASR was approximately $176,000 or $28.68 per share.  The Company funded the ASR through its existing bank credit facilities (see Note 9).

Total share repurchases during the six months ended June 30, 2008 positively impacted the Company’s diluted earnings per share (“EPS”) by $0.02 per share for the three and six months ended June 30, 2008.  Total share repurchases during the six months ended June 30, 2007 positively impacted the Company’s diluted EPS by less than $0.01 per share for the three and six months ended June 30, 2007.

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

Note 13.  Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$77,695	$73,394	$136,870	$158,963
Other comprehensive income, net of taxes:
Unrealized gains (losses) on:
Available-for-sale equity securities	—	66	—	(17)
Tax (provision) benefit on above	—	(23)	—	6
Change in unrealized gains (losses) on investments	—	43	—	(11)
Foreign currency translation gains	69,749	43,249	13,905	38,476
Amortization of SFAS 158 service cost	731	1,078	1,261	2,329
Total other comprehensive income	70,480	44,370	15,166	40,794
Comprehensive Income	$148,175	$117,764	$152,036	$199,757

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

	Severance	Contract	Asset	Currency
	Related	related	write-	translation
	reserves	reserves	downs	adjustments	Total
Charge at December 31, 2007	$71,583	$3,460	$13,647	$—	$88,690
2007 utilization	—	—	(13,647)	—	(13,647)
2008 utilization	(26,237)	(1,545)	—	—	(27,782)
Currency translation adjustments	—	—	—	2,135	2,135
Balance at June 30, 2008	$45,346	$1,915	$—	$2,135	$49,396

 The Company currently expects that cash outlays will be applied against the $49,396 balance remaining in the 2007 fourth quarter charge at June 30, 2008 as follows:

Year Ended December 31,	Outlays
2008	$33,771
2009	14,244
2010	1,192
2011	189
Total	$49,396

During the fourth quarter of 2001, the Company completed the assessment of its Competitive Fitness Program. This program was designed to streamline operations, increase productivity and improve client service. In connection with this program, the Company recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income.  As of June 30, 2008, approximately $1,237 remains to be utilized from 2008 to 2013 related to severance payments.

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

	Severance	Contract	Asset
	related	related	write-
	reserves	reserves	downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 – 2005 utilization	(37,070)	(22,315)	(29,602)	(88,987)
2006 utilization	(264)	(1,887)	—	(2,151)
2007 utilization	(263)	(1,208)	—	(1,471)
2007 reversals	—	(640)	—	(640)
2008 utilization	(132)	—	—	(132)
Adjustments	(688)	(274)	962	—
Balance at June 30, 2008	$1,235	$—	$—	$1,235

The Company currently expects that the $1,235 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

Year Ended December 31,	Outlays
2008	$130
2009	262
2010	262
2011	262
2012	262
Thereafter	57
Total	$1,235

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

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Geographic Financial Information:

The following represents selected geographic information for the regions in which the Company operates for the three and six months ended June 30, 2008 and 2007.

	Americas (1)	EMEA (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended June 30, 2008:
Operating Revenue (4)	$257,020	$260,424	$83,265	—	$600,709
Operating Income (Loss) (5)	$82,151	$31,624	$31,953	$(14,351)	$131,377
Six months ended June 30, 2008:
Operating Revenue (4)	$509,450	$501,294	$164,145	—	$1,174,889
Operating Income (Loss) (5)	$161,293	$48,844	$62,516	$(24,894)	$247,759
Three months ended June 30, 2007:
Operating Revenue (4)	$240,772	$224,504	$72,196	—	$537,472
Operating Income (Loss) (5)	$77,685	$26,049	$28,501	$(14,098)	$118,137
Six months ended June 30, 2007:
Operating Revenue (4)	$472,048	$434,850	$140,923	—	$1,047,821
Operating Income (Loss) (5)	$153,670	$49,478	$54,780	$(28,728)	$229,200

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

A summary of the Company’s operating revenue by product line for the three and six months ended June 30, 2008 and 2007 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales Force Effectiveness	$271,079	$246,221	$536,639	$479,253
Portfolio Optimization	168,152	157,910	334,471	314,108
Launch, Brand and Other	161,478	133,341	303,779	254,460
Operating Revenue	$600,709	$537,472	$1,174,889	$1,047,821

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

Performance Overview

        Our operating revenue grew 11.8% to $600,709 in the second quarter of 2008 as compared to $537,472 in the second quarter of 2007.  Our operating revenue grew 12.1% to $1,174,889 in the six months ended June 30, 2008 as compared to $1,047,821 in the six months ended June 30, 2007.  The three and six month operating revenue increases were a result of growth in all three of our business lines.  Our operating income grew 11.2% to $131,377 in the second quarter of 2008 as compared to $118,137 in the second quarter of 2007.  Our operating income grew 8.1% to $247,759 in the six months ended June 30, 2008 as compared to $229,200 in the six months ended June 30, 2007.  Both the three and six month operating income growth were a result of increased operating revenues offset by increases in operating costs, selling and administrative expenses and depreciation and amortization, as discussed below. Our net income was $77,695 for the second quarter of 2008 as compared to $73,394 for the second quarter of 2007 and $136,870 for the six months ended June 30, 2008 as compared to $158,963 for the six months ended June 30, 2007, due to the Non-Operating Loss, net items discussed below and certain tax items as discussed in Note 11 of the Condensed Consolidated Financial Statements (Unaudited).  Our diluted earnings per share of Common Stock increased to $0.42 for the second quarter of 2008 as compared to $0.36 for the second quarter of 2007 and decreased to $0.74 for the six months ended June 30, 2008 as compared to $0.79 for the six months ended June 30, 2007.

Results of Operations

Reclassifications.  Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

References to constant dollar results and results excluding the effect of foreign currency translations.  We report results in U.S. dollars, but we do business on a global basis.  Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. dollars and may have significant effects on our results.  In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms or results excluding the effect of foreign currency translations.  We believe this information facilitates a comparative view of our business.  In the first six months of 2008, the U.S. dollar was generally weaker against other currencies as compared to the first six months of 2007.  As a result, growth at constant dollar exchange rates was lower than growth at actual currency exchange rates.  See “How Exchange Rates Affect Our Results” below and the discussion of “Market Risk” in the Management Discussion and Analysis section of our annual report on Form 10-K for the year ended December 31, 2007 for a more complete discussion regarding the impact of foreign currency translation on our business.

Summary of Operating Results

			% Variance
	Three Months Ended June 30,		2008
	2008	2007	vs 2007
Information and analytics revenue (I&A)	$453,440	$420,551	7.8%
Consulting and services revenue (C&S)	147,269	116,921	26.0%
Operating Revenue	600,709	537,472	11.8%

Operating costs of I&A	192,166	177,828	8.1%
Direct and incremental costs of C&S	73,660	55,848	31.9%
External-use software amortization	13,043	12,376	5.4%
Selling and administrative expenses	168,097	154,361	8.9%
Depreciation and other amortization	22,366	18,922	18.2%
Operating Income	$131,377	$118,137	11.2%

			% Variance
	Six Months Ended June 30,		2008
	2008	2007	vs 2007
Information and analytics revenue (I&A)	$909,627	$828,712	9.8%
Consulting and services revenue (C&S)	265,262	219,109	21.1%
Operating Revenue	1,174,889	1,047,821	12.1%

Operating costs of I&A	385,452	348,478	10.6%
Direct and incremental costs of C&S	141,722	114,324	24.0%
External-use software amortization	25,757	23,621	9.0%
Selling and administrative expenses	330,789	294,125	12.5%
Depreciation and other amortization	43,410	38,073	14.0%
Operating Income	$247,759	$229,200	8.1%

Operating Income

Our operating income for the second quarter of 2008 grew 11.2% to $131,377 from $118,137 in the second quarter of 2007.  This was due to the increase in our operating revenue, offset by increases in our operating costs and selling and administrative expenses driven by increased cost of data and investments in consulting and services capabilities.  Our operating income increased 1.3% in constant dollar terms.  Our operating income for the first six months of 2008 grew 8.1% to $247,759 from $229,200 in the first six months of 2007.  This was due to the increase in our operating revenue, offset by increases in our operating costs and selling and administrative expenses driven by increased cost of data and investments in consulting and services capabilities.  Our operating income decreased 0.8% in constant dollar terms.

Operating Revenue

Our operating revenue for the second quarter of 2008 grew 11.8% to $600,709 from $537,472 in the second quarter of 2007. On a constant dollar basis, operating revenue growth was 4.2%.  Operating revenue for the first six months of 2008 grew 12.1% to $1,174,889 from $1,047,821 in the first six months of 2007. On a constant dollar basis our operating revenue growth was 4.9%.  On a constant dollar basis, acquisitions completed within the prior twelve months contributed approximately 2.0 and 1.9 percentage points to our operating revenue growth for the second quarter and first six months of 2008, respectively.  The increase in our operating revenue resulted from growth in revenue due to higher purchases of products and consulting offerings from existing customers in all three of our business lines, together with the effect of approximately $41,000 and $76,000 of currency translation for the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.  On a constant dollar basis, our Sales Force Effectiveness and Launch, Brand Management and Other business lines grew.

Summary of Operating Revenue

			% Variance
			2008 vs 2007
	Three Months Ended June 30,		Reported	Constant
	2008	2007	Rates	Dollar
Sales Force Effectiveness	$271,079	$246,221	10.1%	2.5%
Portfolio Optimization	168,152	157,910	6.5%	(0.7)%
Launch, Brand and Other	161,478	133,341	21.1%	13.1%
Operating Revenue	$600,709	$537,472	11.8%	4.2%

			% Variance
			2008 vs 2007
	Six Months Ended June 30,		Reported	Constant
	2008	2007	Rates	Dollar
Sales Force Effectiveness	$536,639	$479,253	12.0%	4.5%
Portfolio Optimization	334,471	314,108	6.5%	(0.2)%
Launch, Brand and Other	303,779	254,460	19.4%	12.0%
Operating Revenue	$1,174,889	$1,047,821	12.1%	4.9%

•                  Sales Force Effectiveness: The Americas was the primary contributor to the revenue growth for the second quarter of 2008.  The Americas contributed more than one-half and EMEA contributed more than one-third to the revenue growth for the first six months of 2008.

•                  Portfolio Optimization: EMEA was the primary contributor to the constant dollar revenue decline for the second quarter of 2008 almost completely offset by revenue growth in Asia Pacific.  EMEA was the primary contributor to the constant dollar revenue decline for the first six months of 2008 almost completely offset by revenue growth in Asia Pacific and the Americas.

•                  Launch, Brand Management and Other: EMEA contributed more than one-half and the Americas contributed more than one-third to the revenue growth for the second quarter of 2008.  The Americas and EMEA contributed equally to the growth in the first six months of 2008.

Consulting and services (“C&S”) revenue, as included in the business lines above, was $147,269 in the second quarter of 2008, up 26.0% from $116,921 in the second quarter of 2007 (up 17.9% on a constant dollar basis).  Approximately one-third of the C&S revenue growth for the second quarter of 2008 was attributable to acquisitions completed during the prior twelve months.  C&S revenue, as included in the business lines above, was $265,262 in the first six months of 2008, up 21.1% from $219,109 in the first six months of 2007 (up 13.5% on a constant dollar basis).  More than one-third of the C&S revenue growth for the first six months of 2008 was attributable to acquisitions completed during the prior twelve months.

Operating Costs of Information and Analytics

Operating costs of information and analytics (“I&A”) include costs of data, data processing and collection and costs attributable to personnel involved in production, data management and delivery of the Company’s I&A offerings.

Our operating costs of I&A grew 8.1% to $192,166 in the second quarter of 2008 from $177,828 in the second quarter of 2007.  Our operating costs of I&A grew 10.6% to $385,452 in the first six months of 2008 from $348,478 in the first six months of 2007.

•                  Foreign Currency Translation: The effect of foreign currency translation increased our operating costs of I&A by approximately $13,000 and $26,000 for the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.

Excluding the effect of foreign currency translation, our operating costs of I&A grew 0.5% and 3.3% in the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.

•                  Data: Data costs increased by approximately $7,000 and $16,000 in the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.

•                  Production, Client Services and Other: Production, client services and other costs decreased by approximately $6,000 and $5,000 for the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.

Direct and Incremental Costs of Consulting and Services

Direct and incremental costs of C&S include the costs of consulting staff directly involved with delivering revenue-generating engagements, related accommodations and the costs of primary market research data purchased specifically for certain individual C&S engagements.  Direct and incremental costs of C&S do not include an allocation of direct costs of data that are included within I&A.  Our direct and incremental costs of C&S grew 31.9% to $73,660 in the second quarter of 2008 from $55,848 in the second quarter of 2007.  Our direct and incremental costs of C&S grew 24.0% to $141,722 in the first six months of 2008 from $114,324 in the first six months of 2007.

•                  Foreign Currency Translation: The effect of foreign currency translation increased our direct and incremental costs of C&S by approximately $5,000 and $9,000 for the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.

Excluding the effect of foreign currency translation, our direct and incremental costs of C&S grew 23.0% and 16.0% in the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.

•                  C&S costs increased by approximately $13,000 and $18,000 in the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007, due to increased labor, accommodations and primary market research data expense, all directly related  to C&S revenue growth.

External-Use Software Amortization

Our external-use software amortization charges represent the amortization associated with software we capitalized under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Our external-use software amortization charges grew 5.4% to $13,043 in the second quarter of 2008 from $12,376 in the second quarter of 2007.  Our external-use software amortization charges grew 9.0% to $25,757 in the first six months of 2008 from $23,621 in the first six months of 2007.  These were due to increased software amortization associated with new products.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of the expenses attributable to sales, marketing, and administration, including human resources, legal, management and finance.  Our selling and administrative expenses grew 8.9% in the second quarter of 2008, to $168,097 from $154,361 in the second quarter of 2007.  Our selling and administrative expenses grew 12.5% to $330,789 in the first six months of 2008 as compared to $294,125 in the first six months of 2007.

•                  Foreign Currency Translation: The effect of foreign currency translation increased our selling and administrative expenses by approximately $9,000 and $18,000 for the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.

Excluding the effect of foreign currency translation, our selling and administrative expenses grew 2.9% and 6.4% in the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007 to support revenue growth.

•                  Sales and Marketing: Sales and marketing expense decreased by approximately $3,000 in the second quarter of 2008 as compared to the second quarter of 2007.  Sales and marketing expense remained relatively constant for the first six months of 2008 as compared to the first six months of 2007.

•                  Consulting:  Consulting and services expenses decreased by approximately $7,000 in the second quarter of 2008 as compared to the second quarter of 2007 and increased by approximately $1,000 in the first six months of 2008 as compared to the first six months of 2007.

•                  Administrative and Other:  Other expenses increased by approximately $14,000 and $18,000 in the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.

Depreciation and Other Amortization

Our depreciation and other amortization charges increased 18.2% to $22,366 in the second quarter of 2008 from $18,922 in the second quarter of 2007, and 14.0% to $43,410 in the first six months of 2008 from $38,073 in the first six months of 2007 due to increased depreciation related to new facilities and technology to upgrade our systems and increased amortization related to internal-use software additions.

Trends in our Operating Margins

Our operating margin for the second quarter of 2008 was 21.9%, as compared to 22.0% in the second quarter of 2007.  Our operating margin for the first six months of 2008 was 21.1%, as compared to 21.9% in the first six months of 2007.  Margins were negatively impacted by increased cost of data and our continuing investments in new products and consulting and services capabilities.

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

Non-Operating Loss, net

Our non-operating loss, net increased to a loss of $16,769 in the second quarter of 2008 from a loss of $5,532 in the second quarter of 2007.  Our non-operating loss, net increased to a loss of $46,289 in the first six months of 2008 from a loss of $15,279 in the first six months of 2007.  This was due to the following factors:

•                  Interest Expense, net: Net interest expense was $8,987 and $17,658 for the second quarter and first six months of 2008, respectively, as compared to $7,687 and $14,445 for the second quarter and first six months of 2007.  This was due to higher debt levels in the second quarter and first six months of 2008 as compared to the second quarter and first six months of 2007.

•                  Gains from Investments, net: Gains from investments of $2,175 and $1,964 during the second quarter and first six months of 2007, respectively, were the result of the final distribution from our Enterprise portfolio, offset by related management fees.

•                  Other Expense, net: Other expense, net, grew by $7,762 in the second quarter of 2008 as compared to the second quarter of 2007.  This was a result of net foreign exchange losses of $6,131 in the second quarter of 2008 as compared to net foreign exchange gains of $2,021 in the second quarter of 2007.  Other expense, net, grew by $25,833 in the first six months of 2008 as compared to the first six months of 2007. This was a result of net foreign exchange losses of $24,728 in the first six months of 2008 as compared to net foreign exchange gains of $1,185 in the first six months of 2007.

Taxes

We operate in more than 100 countries around the world and our earnings are taxed at the applicable income tax rate in each of these countries.

        For the three months ended June 30, 2008, our effective tax rate was reduced by approximately $10,300 as a result of audit settlements with taxing authorities.  Also during this period, we recorded tax expense for tax positions related to non-US transactions offset by a benefit related to the expiration of certain statutes of limitation, resulting in a net tax expense of approximately $5,300.  Further, for the three months ended March 31, 2008 our effective tax rate was reduced by approximately $4,900 primarily as a result of the filing of an advance pricing agreement (“APA”) between two taxing jurisdictions.  The APA ensures conformity between the jurisdictions’ taxing authorities regarding the treatment of certain intercompany transactions, thereby allowing us to record a corresponding tax benefit.  For the six months ended June 30, 2007, our effective tax rate was reduced by approximately $16,500 primarily due to a favorable non-U.S. audit settlement for tax years 1998 through 2002 and by approximately $4,400 for a reorganization of certain non-U.S. subsidiaries.

We file numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions.  For the three and six months ended June 30, 2008, we recorded approximately $5,200 and $10,000, respectively, of tax expense related to uncertain tax positions that if recognized, would favorably affect the effective tax rate.  Included in these amounts are approximately $2,600 and $5,300, respectively, of interest and penalties. For the three and six months ended June 30, 2007, we recorded approximately $3,300 and $7,000, respectively,  of tax expense related to uncertain tax positions including approximately $1,900 and $3,700, respectively, of interest and penalties.

The IRS has concluded its audit of our 2004 and 2005 federal income tax returns. The resolution of the audit resulted in a tax payment of approximately $5,300 for which a reserve had been previously established. With few exceptions, we are no longer subject to U.S. federal income tax examinations for the years before 2004 and are no longer subject to state and local income tax examination by tax authorities for years before 1997.  Further, with few exceptions, we are no longer subject to examination by tax authorities in our material non-U.S. jurisdictions prior to 2003.  It is reasonably possible that within the next twelve months we could realize approximately $17,700 of unrecognized benefits; $9,700 as a result of the termination of a non-U.S. agreement and $8,000 mainly as a result of the expiration of certain statutes of limitation.

While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate and therefore rates may go up in the future.

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which we operate for the three and six months ended June 30, 2008 and 2007:

	Americas (1)	EMEA (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended June 30, 2008:
Operating Revenue (4)	$257,020	$260,424	$83,265	—	$600,709
Operating Income (Loss) (5)	$82,151	$31,624	$31,953	$(14,351)	$131,377
Six months ended June 30, 2008:
Operating Revenue (4)	$509,450	$501,294	$164,145	—	$1,174,889
Operating Income (Loss) (5)	$161,293	$48,844	$62,516	$(24,894)	$247,759
Three months ended June 30, 2007:
Operating Revenue (4)	$240,772	$224,504	$72,196	—	$537,472
Operating Income (Loss) (5)	$77,685	$26,049	$28,501	$(14,098)	$118,137
Six months ended June 30, 2007:
Operating Revenue (4)	$472,048	$434,850	$140,923	—	$1,047,821
Operating Income (Loss) (5)	$153,670	$49,478	$54,780	$(28,728)	$229,200

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

Americas Region

Operating revenue growth in the Americas region was 6.7% and 7.9% in the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.  Excluding the effect of foreign currency translations, operating revenue grew 5.5% and 6.4% in the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.  This was driven more than one-half by Launch, Brand and Other business lines and more than one-third by Sales Force Effectiveness for the second quarter and first six months of 2008.

Operating income in the Americas region grew 5.7% and 5.0% in the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.  The operating income growth reflected revenue growth in the region offset by increases in operating expenses of $12,000 and $30,000 in the second quarter and first six months of 2008, respectively.  Excluding the effect of foreign currency translations, operating income grew by 4.5% and 3.5% in the second quarter and first six months of 2008, respectively.

EMEA Region

Operating revenue increased in the EMEA region by 16.0% and 15.3% in the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.  Excluding the effect of foreign currency translations, operating revenue grew 2.7% and 3.1% in the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.  The revenue growth in the second quarter of 2008 was driven by Launch, Brand and Other, offset by declines in revenue growth in Sales Force Effectiveness and Portfolio Optimization business lines.  The growth in the first six months of 2008 was driven by Launch, Brand and Other and Sales Force Effectiveness business lines, offset by a revenue decline in Portfolio Optimization.

Operating income in the EMEA region grew 21.4% in the second quarter of 2008 as compared to the second quarter of 2007 and declined 1.3% in the first six months of 2008 as compared to the first six months of 2007.  The operating income growth in the second quarter of 2008 reflected revenue growth in the region offset by increases in operating expenses of $30,000.  The operating income decline in the first six months of 2008 reflected revenue growth in the region which was more than offset by increases in operating expenses of $67,000.  Growth in data and C&S expense drove the increase in operating expenses.  Excluding the effect of foreign currency translations, operating income declined by 9.2% and 26.9% in the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.

Asia Pacific Region

Operating revenue in the Asia Pacific region increased 15.3% and 16.5% in the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.  Excluding the effect of foreign currency translations, operating revenue grew 4.3% and 5.7%

in the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.  The revenue growth in the second quarter and first six months of 2008 was driven by Portfolio Optimization and Sales Force Effectiveness, offset by a revenue decline in the Launch, Brand and Other business lines.

Operating income in the Asia Pacific region increased by 12.1% and 14.1% in the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.  The operating income growth reflected revenue growth in the region offset by increases in operating expenses of $8,000 and $15,000 in the second quarter and first six months of 2008, respectively.  Excluding the effect of foreign currency translations, operating income increased by 1.0% and 2.8% in the second quarter and first six months of 2008, respectively, as compared to the second quarter and first six months of 2007.

How Exchange Rates Affect Our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results.  We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations.  In 2008, foreign currency translation increased U.S. dollar revenue growth by approximately 7.6 and 7.2 percentage points in the second quarter and first six months of 2008, respectively, while the impact on operating income growth was an approximate increase of 9.9 and 8.9 percentage points in the second quarter and first six months of 2008, respectively.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Swiss Franc.  Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are reflected in Cumulative translation adjustment in the Condensed Consolidated Statements of Financial Position (Unaudited).  The effect of exchange rate changes during the first six months of 2008 increased the U.S. dollar amount of Cash and cash equivalents by $6,940.

Venezuela imposed currency exchange restrictions in February 2003, and subsequently adjusted its official exchange rates in February 2004 and once again in March 2005.  At June 30, 2008, IMS AG, our Swiss operating subsidiary, maintained a cash balance of approximately 54,687 Venezuelan Bolívars (“Bolívars”), or approximately $25,500.  Maintaining this cash balance in a non-functional currency requires that we mark-to-market the cash balance at each reporting date with the difference reflected as a gain or loss in the statement of income.  We currently have limited ability to exchange or liquidate this Bolívar balance.  We have recognized exchange losses on the Bolívar balance in the past, resulting from changes in the official U.S. Dollar to Bolivar exchange rate.  It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls imposed by the local government.  However, based on a hypothetical 10% decrease in the value of the Bolívar against the U.S. dollar, we would be required to record a pre-tax loss of approximately $2,300.

Liquidity and Capital Resources

Our cash and cash equivalents increased $2,476 during the six months ended June 30, 2008 to $220,725 at June 30, 2008 compared to $218,249 at December 31, 2007.  The increase reflects cash provided by operating activities of $112,046 and a $6,940 increase due to the effect of exchange rate changes, partially offset by cash used in investing and financing activities of $106,289 and $10,221, respectively.

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

•                  payments for tax-related matters, including the D&B Legacy Tax Matters discussed further in Note 7 to our Condensed Consolidated Financial Statements (Unaudited).  Payments for certain of the D&B Legacy Tax Matters could be up to approximately $31,400 in 2008; and

•                  pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $12,300 in 2008).

Net cash provided by operating activities amounted to $112,046 for the six months ended June 30, 2008, which represented a decrease of $44,754 from cash provided over the comparable period in 2007.  The decrease relates to lower net income, higher severance and other payments related to our fourth quarter 2007 restructuring plan (see Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited)), higher funding of accounts payable and lower deferred revenue balances, partially offset by the lower funding of accrued expenses and other current liabilities during the six months ended June 30, 2008.  DSO (days sales outstanding) in the second quarter of 2008 was approximately 1 day higher than the prior year comparable quarter.

Net cash used in investing activities amounted to $106,289 for the six months ended June 30, 2008, an increase in cash used of $8,567 over the comparable period in 2007.  The increase relates to higher payments for acquisitions, partially offset by lower capital expenditures and computer software additions during the six months ended June 30, 2008.

Net cash used in financing activities amounted to $10,221 for the six months ended June 30, 2008, a decrease in cash used of $1,201 over the comparable period in 2007.  The decrease relates to lower purchases of treasury stock and higher debt levels, partially offset by lower proceeds from the exercise of employee stock options during the six months ended June 30, 2008.

Our financing activities include cash dividends we paid of $0.03 per share quarterly, which amounted to $11,067 and $11,977 during the six months ended June 30, 2008 and 2007, respectively.  The payments and level of cash dividends made by us are subject to the discretion of our Board of Directors.

Any future dividends, other than the $0.03 per share dividend for the third quarter of 2008, which was declared by our Board of Directors in July 2008, will be based on, and affected by, a number of factors, including our operating results and financial requirements.

Tax and Other Contingencies

We are exposed to certain known tax and other contingencies that are material to our investors.  The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Notes 7 and 11 to our Condensed Consolidated Financial Statements (Unaudited) for the period ended June 30, 2008.

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

On December 18, 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000 shares.  As of June 30, 2008, 10,000 shares remained available for repurchase under the December 2007 program.

On December 19, 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in November 2007 at a total cost of $287,072.

On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares. This program was completed in May 2007 at a total cost of $799,906.

During the six months ended June 30, 2008, we repurchased 10,000 shares of outstanding Common Stock under these programs at a total cost of $229,340.

During the six months ended June 30, 2007, we repurchased approximately 11,135 shares of outstanding Common Stock under these programs at a total cost of $333,621, including the repurchase of 6,135 shares pursuant to an accelerated share repurchase program (“ASR”).  As part of the ASR, we simultaneously entered into a forward contract for the final settlement of the ASR transaction which was indexed to the price of our Common Stock.  The ASR agreement provided for the final settlement amount to be in our Common Stock if we were to owe an amount to the bank, or in either cash or additional shares of our Common Stock, at our sole discretion, if the bank were to owe an amount to us.

As the agreement required us to deliver shares to the bank for final settlement, the forward contract element qualified for permanent equity classification and the fair value of the forward contract, which was zero at the contract’s inception, was recorded in equity in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock.”  Subsequent changes in the fair value of the forward contract were not recorded as we continued to classify the forward contract as equity.  Upon completion of the ASR in April 2007, we were required to pay approximately $6,000 in shares, and therefore issued 203 treasury shares, as full settlement of our obligation under the ASR.  The total cost of the ASR was approximately $176,000 or $28.68 per share.  We funded the ASR through our existing bank credit facilities (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited)).

Total share repurchases during the six months ended June 30, 2008 positively impacted our diluted earnings per share (“EPS”) by $0.02 per share for the three and six months ended June 30, 2008.  Total share repurchases during the six months ended June 30, 2007 positively impacted our diluted EPS by less than $0.01 per share for the three and six months ended June 30, 2007.

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

Borrowings

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility.  At June 30, 2008, our debt totaled $1,472,921, and management does not believe that this level of debt poses a material risk to us due to the following factors:

•      in each of the last three years, we have generated strong net cash provided by operating activities in excess of $300,000;

•      at June 30, 2008, we had $220,725 in worldwide cash and cash equivalents;

•      at June 30, 2008, we had $284,694 of unused debt capacity under our existing bank credit facilities; and

•      we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

        The following table summarizes our long-term debt at June 30, 2008 and December 31, 2007:

	2008	2007
4.6% Private Placement Note, principal payment of $150,000 due January 2008, net of interest rate swaps of $(981)	$—	$149,019
5.58% Private Placement Notes, principal payment of $105,000 due January 2015	105,000	—
5.99% Private Placement Notes, principal payment of $135,000 due January 2018	135,000	—
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000
1.70% Private Placement Note, principal payment of 34,395,000 Japanese Yen due January 2013	317,615	300,787
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 1.24%	374,168	397,973
Swiss Franc denominated borrowings at average floating rates of approximately 2.78%	27,338	54,730
U.S. Dollar denominated borrowings at average floating rates of approximately 3.01%	313,800	100,700
Bank Term Loan, principal payment of $50,000 due June 2009 at average floating rate of approximately 2.99%	50,000	50,000
Total Long-Term Debt	$1,472,921	$1,203,209

In February 2008, we closed a private placement transaction pursuant to which we issued $105,000 of seven-year debt at a fixed rate of 5.58%, and $135,000 of ten-year debt at a fixed rate of 5.99% to several highly rated insurance companies.  We used the proceeds for share repurchases (see Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited)) and to refinance existing debt.

In July 2006, we entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing our existing $700,000 facility.  The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits.  Total borrowings under the Revolving Credit Facility were $715,306 and $553,403 at June 30, 2008 and December 31, 2007, respectively, all of which were classified as long-term.  We define long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 40 basis points and can vary based on the Company’s Debt to EBITDA ratio.  The weighted average interest rates for our lines were 2.08% and 2.16% at June 30, 2008 and December 31, 2007, respectively.  In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.01%.  At June 30, 2008, we had approximately $284,694 available under our existing bank credit facilities.

In June 2006, we closed a $50,000 three-year term loan with a bank.  The term loan allows us to borrow at a floating rate with a lower borrowing margin than our revolving credit facility.  The term loan also provides us with an option to extend the term up to an additional two years, which we intend to do so.  We used the proceeds to refinance existing debt borrowed under the revolving credit facility.

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

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At June 30, 2008, we were in compliance with these financial debt covenants.

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

	Severance	Contract	Asset	Currency
	Related	related	write-	translation
	reserves	reserves	downs	adjustments	Total
Charge at December 31, 2007	$71,583	$3,460	$13,647	$—	$88,690
2007 utilization	—	—	(13,647)	—	(13,647)
2008 utilization	(26,237)	(1,545)	—	—	(27,782)
Currency translation adjustments	—	—	—	2,135	2,135
Balance at June 30, 2008	$45,346	$1,915	$—	$2,135	$49,396

We currently expect that cash outlays will be applied against the $49,396 balance remaining in the 2007 fourth quarter charge at June 30, 2008 as follows:

Year Ended December 31,	Outlays
2008	$33,771
2009	14,244
2010	1,192
2011	189
Total	$49,396

During the fourth quarter of 2001, we completed the assessment of our Competitive Fitness Program. This program was designed to streamline operations, increase productivity and improve client service. In connection with this program, we recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income.  As of June 30, 2008, approximately $1,237 remains to be utilized from 2008 to 2013 related to severance payments.

In the first quarter of 2007, we reversed $640 of contract-related reserves from the fourth quarter 2001 charge due primarily to the termination and settlement of exit related costs for an impaired lease.  These amounts were reversed against Selling and administrative expenses in the Condensed Consolidated Statements of Income (Unaudited).

	Severance	Contract	Asset
	related	related	write-
	reserves	reserves	downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 – 2005 utilization	(37,070)	(22,315)	(29,602)	(88,987)
2006 utilization	(264)	(1,887)	—	(2,151)
2007 utilization	(263)	(1,208)	—	(1,471)
2007 reversals	—	(640)	—	(640)
2008 utilization	(132)	—	—	(132)
Adjustments	(688)	(274)	962	—
Balance at June 30, 2008	$1,235	$—	$—	$1,235

We currently expect that the $1,235 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

Year Ended December 31,	Outlays
2008	$130
2009	262
2010	262
2011	262
2012	262
Thereafter	57
Total	$1,235

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This statement is effective for fiscal years beginning after December 15, 2008.  The impact on our financial results will be dependent on the terms and conditions of acquisitions consummated on or after January 1, 2009, the effective date for us.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133.”  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We are currently evaluating the new disclosure requirements under this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  This statement is effective 60 days following the United States Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of this statement is not expected to have an impact on our financial results.

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

Consequently, all of the forward-looking statements we make in this document are qualified by the information contained herein, including, but not limited to, the information contained under this heading, “Risk Factors” and our Condensed Consolidated Financial Statements (Unaudited) and notes thereto for the three and six months ended June 30, 2008 and by the material set forth under the headings “Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.  We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three and six months ended June 30, 2008.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2007 Annual Report on Form 10-K.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of June 30, 2008 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
April 1-30, 2008	—	$—	—	10,000,000
May 1-31, 2008	—	—	—	10,000,000
June 1-30, 2008	—	—	—	10,000,000
Total	—	$—	—	10,000,000

(1)          In December 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000,000 shares. As of June 30, 2008, 10,000,000 shares remained available for repurchase under the December 2007 program. Unless terminated earlier by resolution of our Board of Directors, this program will expire when we have repurchased all shares authorized for repurchase thereunder.  See Note 12 of our Notes to Condensed Consolidated Financial Statements (Unaudited) for further details.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of IMS Health Incorporated was held on May 2, 2008.

The following nominees for director named in the Proxy Statement dated March 28, 2008 were elected at the Meeting for a three-year term expiring in 2011 by the votes indicated:

	For	Against	Abstain
David R. Carlucci	155,069,702	2,685,011	1,310,795
Constantine L. Clemente	156,610,336	1,216,125	1,239,046
Kathryn E, Giusti	155,980,310	1,844,566	1,240,628
M. Bernard Puckett	155,860,254	1,898,217	1,307,041

The following directors continue to serve terms expiring in 2009: John P. Imlay, Jr., and H. Eugene Lockhart.  The following directors continue to serve terms expiring in 2010: James D. Edwards, William C. Van Faasen and Bret W. Wise.

The ratification of the appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm was approved by the following vote:

	For	Against	Abstain
Number of Shares	156,231,002	1,608,234	1,226,277

The approval of the amendment to the Restated Certificate of Incorporation to declassify the Board of Directors:

	For	Against	Abstain	Broker Non-Votes
Number of Shares	157,118,882	486,025	1,460,603	11

The reapproval of the business criteria used for performance goals under the Executive Annual Incentive Plan:

	For	Against	Abstain	Broker Non-Votes
Number of Shares	154,905,119	2,768,139	1,392,251	12

Item 6.  Exhibits

(a)   Exhibits

Exhibit Number	Description of Exhibits

4.1	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 8, 2008)

4.2	Fourth Amended and Restated By-laws of IMS Health Incorporated dated May 8, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 8, 2008)

10.1	Forms B and C of Employees’ Stock Appreciation Rights Agreements

10.2	IMS Health Incorporated Executive Annual Incentive Plan (As Amended and Restated June 26, 2008)

10.3	IMS Health Incorporated Supplemental Executive Retirement Plan (As Amended and Restated Effective as of January 1, 2005)

10.4	IMS Health Incorporated Executive Pension Plan (As Amended and Restated Effective as of January 1, 2005)

10.5	IMS Health Incorporated U.S. Executive Retirement Plan (As Amended and Restated Effective as of January 1, 2005)

10.6	IMS Health Incorporated Retirement Excess Plan (As Amended and Restated Effective as of January 1, 2005)

10.7	IMS Health Incorporated Savings Equalization Plan (As Amended and Restated Effective as of January 1, 2005)

10.8	IMS Health Incorporated Defined Contribution Executive Retirement Plan (As Amended and Restated Effective as of January 1, 2009)

10.9	IMS Health Incorporated Employee Protection Plan and Summary Plan Description (As Amended and Restated Effective as of January 1, 2008)

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMS Health Incorporated

	By:	/s/ Leslye G. Katz
Date: July 31, 2008		Leslye G. Katz
Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ Harshan Bhangdia
Date: July 31, 2008		Harshan Bhangdia
Vice President, Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

4.1	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 8, 2008)

4.2	Fourth Amended and Restated By-laws of IMS Health Incorporated dated May 8, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 8, 2008)

10.1	Forms B and C of Employees’ Stock Appreciation Rights Agreements

10.2	IMS Health Incorporated Executive Annual Incentive Plan (As Amended and Restated June 26, 2008)

10.3	IMS Health Incorporated Supplemental Executive Retirement Plan (As Amended and Restated Effective as of January 1, 2005)

10.4	IMS Health Incorporated Executive Pension Plan (As Amended and Restated Effective as of January 1, 2005)

10.5	IMS Health Incorporated U.S. Executive Retirement Plan (As Amended and Restated Effective as of January 1, 2005)

10.6	IMS Health Incorporated Retirement Excess Plan (As Amended and Restated Effective as of January 1, 2005)

10.7	IMS Health Incorporated Savings Equalization Plan (As Amended and Restated Effective as of January 1, 2005)

10.8	IMS Health Incorporated Defined Contribution Executive Retirement Plan (As Amended and Restated Effective as of January 1, 2009)

10.9	IMS Health Incorporated Employee Protection Plan and Summary Plan Description (As Amended and Restated Effective as of January 1, 2008)

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002