Form 10-Q
period 2008-09-30
IMS HEALTH INC
filed 2008-10-31
CIK 1058083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  At September 30, 2008, there were 181,872,716 shares of IMS Health Incorporated Common Stock, $0.01 par value, outstanding.

IMS HEALTH INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of September 30, 2008	As of December 31, 2007
Assets:
Current Assets:
Cash and cash equivalents	$229,188	$218,249
Accounts receivable, net of allowances of $7,405 and $8,980 in 2008 and 2007, respectively	388,921	415,926
Other current assets	208,425	205,998
Total Current Assets	826,534	840,173
Securities and other investments	7,117	5,415
Property, plant and equipment, net of accumulated depreciation of $214,736 and $201,122 in 2008 and 2007, respectively	193,062	188,877
Computer software	256,674	269,032
Goodwill (Note 6)	676,210	651,709
Other assets	293,393	288,998
Total Assets	$2,252,990	$2,244,204

Liabilities, Minority Interests and Shareholders’ Deficit:
Current Liabilities:
Accounts payable	$91,740	$117,488
Accrued and other current liabilities	279,088	333,534
Accrued income taxes	56,455	61,791
Short-term deferred tax liability	7,616	7,415
Deferred revenues	80,180	114,316
Total Current Liabilities	515,079	634,544
Postretirement and postemployment benefits	78,877	79,992
Long-term debt (Note 9)	1,398,906	1,203,209
Other liabilities	254,023	265,330
Total Liabilities	$2,246,885	$2,183,075

Commitments and Contingencies (Note 7)
Minority Interests	$102,214	$101,444

Shareholders’ Deficit:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares in 2008 and 2007, respectively	$3,350	$3,350
Capital in excess of par	542,195	535,500
Retained earnings	2,967,434	2,771,278
Treasury stock, at cost, 153,173 and 143,818 shares in 2008 and 2007, respectively	(3,569,972)	(3,355,790)
Cumulative translation adjustment	16,451	61,924
Unamortized postretirement and postemployment balances (SFAS No. 158)	(55,574)	(56,584)
Unrealized gain on changes in fair value of cash flow hedges, net of tax	7	7
Total Shareholders’ Deficit	$(96,109)	$(40,315)
Total Liabilities, Minority Interests and Shareholders’ Deficit	$2,252,990	$2,244,204

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended September 30,
	2008	2007

Information and analytics revenue	$445,654	$419,270
Consulting and services revenue	128,061	119,540
Operating Revenue	573,715	538,810

Operating costs of information and analytics	191,114	177,021
Direct and incremental costs of consulting and services	61,380	55,722
External-use software amortization	12,291	12,209
Selling and administrative expenses	161,708	157,281
Depreciation and other amortization	23,246	19,475
Operating Income	123,976	117,102
Interest income	3,107	1,909
Interest expense	(12,119)	(9,903)
Gains from investments, net	379	353
Other expense, net	(4,973)	(9,569)
Non-Operating Loss, Net	(13,606)	(17,210)
Income before provision for income taxes	110,370	99,892
Provision for income taxes (Note 11)	(34,458)	(42,767)
Net Income	$75,912	$57,125

Basic Earnings Per Share of Common Stock	$0.42	$0.29
Diluted Earnings Per Share of Common Stock	$0.41	$0.29

Weighted average number of shares outstanding – Basic	182,157	194,870
Dilutive effect of shares issuable as of period-end under stock-based compensation plans and other	956	3,328
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	8	158
Weighted Average Number of Shares Outstanding – Diluted	183,121	198,356

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Nine Months Ended September 30,
	2008	2007

Information and analytics revenue	$1,355,281	$1,247,982
Consulting and services revenue	393,323	338,649
Operating Revenue	1,748,604	1,586,631

Operating costs of information and analytics	576,566	525,499
Direct and incremental costs of consulting and services	203,102	170,046
External-use software amortization	38,048	35,830
Selling and administrative expenses	492,497	451,406
Depreciation and other amortization	66,656	57,548
Operating Income	371,735	346,302
Interest income	8,682	5,436
Interest expense	(35,352)	(27,875)
Gains from investments, net	379	2,317
Other expense, net	(33,604)	(12,367)
Non-Operating Loss, Net	(59,895)	(32,489)
Income before provision for income taxes	311,840	313,813
Provision for income taxes (Note 11)	(99,058)	(97,725)
Net Income	$212,782	$216,088

Basic Earnings Per Share of Common Stock	$1.16	$1.10
Diluted Earnings Per Share of Common Stock	$1.16	$1.08

Weighted average number of shares outstanding – Basic	183,145	195,997
Dilutive effect of shares issuable as of period-end under stock-based compensation plans and other	1,022	3,118
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	36	936
Weighted Average Number of Shares Outstanding – Diluted	184,203	200,051

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Nine Months Ended September 30,
	2008	2007

Cash Flows from Operating Activities:
Net income	$212,782	$216,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,704	93,378
Bad debt expense	1,685	1,701
Deferred income taxes	1,033	(9,760)
Gains from investments, net	(379)	(2,317)
Minority interests in net income of consolidated companies	5,842	5,829
Non-cash stock-based compensation charges	22,052	28,598
Net tax (expense) benefit on stock-based compensation	(296)	11,704
Excess tax benefits from stock-based compensation	(94)	(4,984)
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net decrease (increase) in accounts receivable	21,479	(58,190)
Net increase in work-in-process inventory	(1,027)	(3,031)
Net increase in prepaid expenses and other current assets	(12,859)	(18,441)
Net decrease in accounts payable	(26,807)	(11,360)
Net decrease in accrued and other current liabilities	(11,443)	(15,016)
Net decrease in accrued severance, impairment and other charges	(38,623)	(1,860)
Net decrease in deferred revenues	(35,383)	(11,929)
Net increase in accrued income taxes	4,176	26,079
Net decrease in pension assets (net of liabilities)	3,103	5,269
Net decrease in other long-term assets (net of long-term liabilities)	2,617	534
Net Cash Provided by Operating Activities	252,562	252,292
Cash Flows Used in Investing Activities:
Capital expenditures	(30,782)	(41,222)
Additions to computer software	(51,280)	(73,692)
Proceeds from sale of capital asset, net	1,392	—
Proceeds from sales of investments, net	379	4,957
Payments for acquisitions of businesses, net of cash acquired	(50,395)	(30,731)
Funding of venture capital investments	(1,700)	(1,200)
Other investing activities, net	(3,821)	(4,697)
Net Cash Used in Investing Activities	(136,207)	(146,585)
Cash Flows Used in Financing Activities:
Net increase in revolving credit facility and other	56,164	191,332
Proceeds from private placement notes	240,000	—
Repayment of private placement notes	(150,000)	—
Payments for purchase of treasury stock	(230,433)	(386,771)
Proceeds from exercise of stock options	5,520	134,949
Excess tax benefits from stock-based compensation	94	4,984
Dividends paid	(16,626)	(17,955)
Proceeds from employee stock purchase plan and other	(25)	3,334
Decrease in cash overdrafts	(1,876)	(4,449)
Payments to minority interests and other financing activities	(5,072)	(5,071)
Net Cash Used in Financing Activities	(102,254)	(79,647)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,162)	12,579
Increase in Cash and Cash Equivalents	10,939	38,639
Cash and Cash Equivalents, Beginning of Period	218,249	157,346
Cash and Cash Equivalents, End of Period	$229,188	$195,985

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

Note 2.  Basis of Presentation

IMS is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. The Company offers leading-edge market intelligence products and services that are integral to the Company’s clients’ day-to-day operations, including portfolio optimization capabilities; launch and brand management solutions; sales force effectiveness innovations; managed markets and consumer health offerings; and consulting and services solutions that improve return on investment (“ROI”) and the delivery of quality healthcare worldwide. The Company’s information products are developed to meet client needs by using data secured from a worldwide network of suppliers in more than 100 countries. Key information products include:

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.” This statement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

adoption of SFAS No. 160, effective January 1, 2009, is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Note 5.  Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach. During the nine months ended September 30, 2008, the Company completed four acquisitions at an aggregate cost of approximately $31,900.  These acquisitions were Robinson and James Research Pty Limited (Australia), Fourth Hurdle Consulting Limited (U.K.), Health Benchmarks, Inc. (U.S.) and RMBC Pharma Limited (Russia) and were accounted for under the purchase method of accounting.  As such, the aggregate purchase price has been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date.  The purchase price allocations will be finalized after the completion of the valuation of certain assets and liabilities.  Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company’s results of operations.  The Condensed Consolidated Financial Statements (Unaudited) include the results of these acquired companies subsequent to the closing of the acquisitions.  Had these acquisitions occurred as of January 1, 2008 or 2007, the impact on the Company’s results of operations would not have been significant. Goodwill of approximately $22,200 was recorded in connection with these acquisitions, of which approximately $6,200 is deductible for tax purposes.

During the nine months ended September 30, 2007, the Company completed five acquisitions at an aggregate cost of approximately $18,000.  These acquisitions were ValueMedics Research, LLC (U.S.), MERG Forschungsgruppe Medizinische Okonomie, GmbH (Germany), Datasurf Co. (Japan), Aremis Consultants Holding SA (France) and Brynlake Limited (U.K.) and were accounted for under the purchase method of accounting.  As such, the aggregate purchase price had been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing dates.  The Company finalized the purchase price allocations for these acquisitions during 2007 and 2008, which did not have a material impact on the Company’s results of operations.  The Condensed Consolidated Financial Statements (Unaudited) include the results of these acquired companies subsequent to the closing of these acquisitions.  Had these acquisitions occurred as of January 1, 2007 or 2006, the impact on the Company’s results of operations would not have been significant.  Goodwill of approximately $12,385 was recorded in connection with these acquisitions, of which approximately $8,500 is deductible for tax purposes.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 6.  Goodwill and Intangible Assets

During the nine months ended September 30, 2008, the Company’s goodwill increased by $24,501 due to the preliminary allocations of purchase price for the acquisitions completed during the nine months ended September 30, 2008 (see Note 5).  During the nine months ended September 30, 2007, the Company’s goodwill increased by $47,771 due to foreign currency translation adjustments and the preliminary allocations of purchase price for the acquisitions completed during the nine months ended September 30, 2007 (see Note 5).

All of the Company’s other acquired intangibles are subject to amortization.  Intangible asset amortization expense was $4,814 and $14,303 during the three and nine months ended September 30, 2008, respectively, and $4,161 and $13,018 during the three and nine months ended September 30, 2007, respectively.  At September 30, 2008, intangible assets were primarily composed of customer relationships, databases and trade names (principally included in Other assets) and computer software.  The gross carrying amounts and related accumulated amortization of these intangibles were $184,983 and $93,901, respectively, at September 30, 2008 and $176,330 and $79,598, respectively, at December 31, 2007.  These intangibles are amortized over periods ranging from two to twenty years.  As of September 30, 2008, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted Average Amortization Period (Years)
Customer Relationships	10.0
Computer Software and Algorithms	6.9
Databases	4.7
Trade Names	4.3
Other	3.5
Weighted average	8.9

Based on current estimated useful lives, amortization expense associated with intangible assets at September 30, 2008 is estimated to be approximately $4,762 for the remaining quarter in 2008.  Thereafter, annual amortization expense associated with intangible assets is estimated to be as follows:

Year Ended December 31,	Amortization Expense
2009	$17,096
2010	13,002
2011	11,369
2012	9,450
2013	8,902
Thereafter	$26,500

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

The underlying tax controversies with the Internal Revenue Service (“IRS”) have substantially all been resolved and the Company paid to the IRS the amounts that it believed were due and owing.  In the first quarter of 2006, Donnelley indicated that it disputed the amounts contributed by the Company toward the resolution of these matters based on the Donnelley Parties’ interpretation of the allocation of liability under the 1996 Spin-Off agreements.  The Donnelley Parties on the one hand, and NMR and the Company, on the other hand, have attempted to resolve these disputes through negotiation.  The 1996 Spin-Off agreements provide that if the parties cannot reach agreement through negotiation they must arbitrate the disputes.  The Company intends to vigorously defend itself with respect to such disputes.  As of September 30, 2008, the Company had a reserve of approximately $11,800 (liability and interest, net of tax benefit) for these matters.

On August 14, 2006, the Donnelley Parties commenced arbitration regarding one of these disputes (referred to herein as the “Dutch Partnership Dispute”) by filing a Notice of Arbitration and Statement of Claim (the “Donnelley Statement”) with the American Arbitration Association International Center for Dispute Resolution (the “AAA”).  In the Donnelley Statement, the Donnelley Parties claimed that the Company and NMR collectively owed approximately an additional $10,800 with respect to the Dutch Partnership Dispute.  On October 16, 2006, the Company and NMR filed a Statement of Defense denying all claims made by the Donnelley Parties in the Donnelley Statement.   In October 2007, a hearing on the merits of the parties’ claims took place before an AAA arbitration panel, and on December 6, 2007, the panel issued a Partial Award.  In the Partial Award, the panel directed the parties to attempt to agree on the allocation of liability between the parties for the tax controversy underlying the Dutch Partnership Dispute, in accordance with principles set out in the Partial Award.  The parties were unable to reach agreement and, in March 2008, each submitted to the AAA arbitration panel their own calculation of the allocation of liability.  In July 2008, the AAA arbitration panel issued a Clarifying Order addressing in concept some (but not all) of the matters disputed by the parties in March 2008 in connection with the application of the principles set forth in the Partial Award.  In the Clarifying Order, the panel directed the parties to submit an agreed joint computation of the principal amount of the liability to be shared, as well as proposed provisions for interest and/or costs or, if no agreement could be reached with respect to those matters, commentary by each of the parties as to the appropriate approach to be applied with respect thereto by the panel. The parties reached agreement on the application of the decisions of the AAA arbitration panel and consented to the entry of a consent award by the panel as of September 8, 2008.  Under the consent award, the parties agreed to the allocation of the principal amount of liability to be shared and to provisions for interest and costs resulting in a payment of $4,600 ($3,100 net of tax benefit) and an additional interest and cost payment of $2,600 ($1,700 net of tax benefit) by the Company to the Donnelley Parties (see Note 11).  The consent award represents the final resolution of the Dutch Partnership Dispute.

The Partnership (Tax Year 1997).  The IRS is seeking to reallocate certain items of partnership income and expense as well as disallow certain items of partnership expense with respect to a partnership now substantially owned by the Company (the “Partnership”) on the Partnership’s 1997 tax

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

return.  During 1997, the Partnership was substantially owned by Cognizant, but liability for this matter was allocated to the Company pursuant to the agreements effecting the 1998 Spin-Off.  The Company has filed a formal protest relating to the proposed assessment for 1997 with the IRS Office of Appeals.  The Company is attempting to resolve this matter in the administrative appeals process before proceeding to litigation if necessary. If the IRS were to ultimately prevail in its position, the Company’s liability (tax and interest, net of tax benefit) with respect to tax year 1997 would be approximately $22,300, which amount the Company has reserved in current accrued income taxes payable at September 30, 2008.

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

IMS Government Solutions has discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS in May 2005).  Upon discovery of the potential noncompliance, the Company began remediation efforts, promptly disclosed the potential noncompliance to the U.S. government, and was accepted into the Department of Defense Voluntary Disclosure Program.  The Company filed its Voluntary Disclosure Program Report (“Disclosure Report”) on August 29, 2008.  Based on the Company’s findings as disclosed in the Disclosure Report, the Company recorded a reserve of approximately $3,700 for this matter in the third quarter of 2008.  The Company is currently unable to determine the outcome of this matter pending the resolution of the Voluntary Disclosure Program process and the Company’s ultimate liability arising from this matter could exceed its current reserve.

Other Contingencies

Contingent Consideration.  Under the terms of certain purchase agreements related to acquisitions made since 2002, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2008 and 2009.  Substantially all of these additional payments will be recorded as goodwill in accordance with Emerging Issues Task Force (“EITF”) No. 95-8, “Accounting for Contingent Consideration Paid to the

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Shareholders of an Acquired Enterprise in a Purchase Business Combination.”  As of September 30, 2008, approximately $67,200 had been earned under these contingencies since 2002.  The Company paid approximately $19,300 under these contingencies during the nine months ended September 30, 2008.  Based on current estimates, the Company expects that additional contingent consideration under these agreements may total approximately $5,000.  It is expected that these contingencies will be resolved within a specified time period after the end of each respective calendar year for 2008 and 2009.

Note 8.  Stock-Based Compensation

The following table summarizes activity of stock options for the periods indicated:

		Weighted
		Average
		Exercise
		Price Per
	Shares	Share
Options Outstanding, December 31, 2005	29,984	$22.91
Granted	11	$24.54
Exercised	(6,161)	$19.36
Forfeited	(699)	$23.58
Cancelled	(1,739)	$28.93
Options Outstanding, December 31, 2006	21,396	$23.43
Granted	—	—
Exercised	(6,299)	$22.72
Forfeited	(200)	$24.14
Cancelled	(371)	$27.61
Options Outstanding, December 31, 2007	14,526	$23.62
Granted	1,159	$22.58
Exercised	(277)	$19.91
Forfeited	(87)	$23.85
Cancelled	(1,830)	$25.78
Options Outstanding, September 30, 2008	13,491	$23.31
Options Vested or Expected to Vest, September 30, 2008	13,382	$23.31
Exercisable, September 30, 2008	12,348	$23.37

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

The following table summarizes activity of restricted stock units (“RSUs”) with service conditions:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2005	444	$20.30
Granted	1,386	$26.12
Vested	(217)	$22.03
Forfeited	(55)	$25.79
Unvested, December 31, 2006	1,558	$25.04
Granted	1,219	$29.64
Vested	(296)	$26.06
Forfeited	(148)	$28.09
Unvested, December 31, 2007	2,333	$27.16
Granted	1,319	$22.45
Vested	(522)	$27.67
Forfeited	(276)	$26.93
Unvested, September 30, 2008	2,854	$24.91
Vested or Expected to Vest, September 30, 2008	2,648	$24.91

The following table summarizes activity of RSUs with performance conditions:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2005	375	$21.12
Granted	154	$24.53
Vested	(181)	$21.76
Forfeited	(28)	$24.08
Unvested, December 31, 2006	320	$22.14
Granted	123	$29.16
Vested	(84)	$18.65
Forfeited	(6)	$27.00
Unvested, December 31, 2007	353	$25.34
Granted	237	$24.44
Vested	(80)	$24.12
Forfeited	(11)	$27.12
Unvested, September 30, 2008	499	$25.06
Vested or Expected to Vest, September 30, 2008	485	$25.05

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

The following table summarizes activity of non-employee director deferred stock granted in lieu of board meeting fees:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, December 31, 2005	30	$22.12
Granted	3	$26.13
Outstanding, December 31, 2006	33	$22.49
Granted	5	$29.50
Outstanding, December 31, 2007	38	$23.37
Granted	4	$22.45
Outstanding, September 30, 2008	42	$23.28

The following table summarizes the components and classification of stock-based compensation expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock Options	$424	$2,546	$3,641	$11,625
RSUs	5,401	5,856	18,413	16,415
Employee Stock Purchase Plan	—	183	(2)	558
Total Stock-Based Compensation Expense	$5,825	$8,585	$22,052	$28,598

Operating Costs of I&A	$679	$849	$2,300	$2,810
Direct and Incremental Costs of C&S	948	982	2,659	2,879
Selling and Administrative Expenses	4,198	6,754	17,093	22,909
Total Stock-Based Compensation Expense	$5,825	$8,585	$22,052	$28,598

Tax Benefit on Stock-Based Compensation Expense	$1,911	$2,579	$7,038	$8,695

Capitalized Stock-Based Compensation Expense	$49	$73	$155	$250

For a complete description of the Company’s Stock Incentive Plans and its accounting policies regarding stock-based compensation, refer to Notes 2 and 11 to the Company’s Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K as filed with the SEC.

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

The impact of foreign exchange risk management activities on pre-tax income for the three and nine months ended September 30, 2008 were net losses of $2,934 and $27,662, respectively, and net losses of $7,603 and $6,418 for the three and nine months ended September 30, 2007, respectively.  In addition, at September 30, 2008, the Company had assets of approximately $549,824 and liabilities of $547,195 in foreign exchange forward contracts outstanding with various expiration dates through September 2009 relating to non-U.S. Dollar anticipated royalties and non-functional currency assets and liabilities (see below). Foreign exchange forward contracts are recorded at estimated fair value. The estimated fair values of the forward contracts are based on quoted market prices.

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

Fair Value Disclosures

At September 30, 2008, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable and long-term debt.  At September 30, 2008, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments.  At September 30, 2008, the fair value of long-term debt approximated carrying value.

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

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Level 3 –	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2008:

	Basis of Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Derivatives (1)	—	$549,824	—	$549,824

Liabilities
Derivatives (1)	—	$547,195	—	$547,195

(1)  Derivatives consist of foreign exchange forward contracts based on observable market inputs of spot and forward rates.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties.  The Company would not realize a material loss as of September 30, 2008 in the event of non-performance by any one counterparty.  In general, the Company enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($388,921 and $415,926, net of allowances, at September 30, 2008 and December 31, 2007, respectively), principally from customers in the pharmaceutical industry.  The Company’s trade receivables do not represent significant concentrations of credit risk at September 30, 2008 due to the credit worthiness of its customers and their dispersion across many geographic areas.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Lines of Credit

The following table summarizes the Company’s long-term debt at September 30, 2008 and December 31, 2007:

	2008	2007
4.6% Private Placement Notes, principal payment of $150,000 due January 2008, net of interest rate swaps of $(981)	$—	$149,019
5.58% Private Placement Notes, principal payment of $105,000 due January 2015	105,000	—
5.99% Private Placement Notes, principal payment of $135,000 due January 2018	135,000	—
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000
1.70% Private Placement Notes, principal payment of 34,395,000 Japanese Yen due January 2013	322,989	300,787
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 1.28%	383,317	397,973
Swiss Franc denominated borrowings	—	54,730
U.S. Dollar denominated borrowings at average floating rates of approximately 3.75%	252,600	100,700
Bank Term Loan, principal payment of $50,000 due June 2010 at average floating rate of approximately 3.11%	50,000	50,000
Total Long-Term Debt	$1,398,906	$1,203,209

In February 2008, the Company closed a private placement transaction pursuant to which it issued $105,000 of seven-year debt at a fixed rate of 5.58%, and $135,000 of ten-year debt at a fixed rate of 5.99% to several highly rated insurance companies.  The Company used the proceeds for share repurchases (see Note 12) and to refinance existing debt.

In July 2006, the Company entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing its existing $700,000 facility.  The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits.  Total borrowings under the Revolving Credit Facility were $635,917 and $553,403 at September 30, 2008 and December 31, 2007, respectively, all of which were classified as long-term.  The Company defines long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 40 basis points and can vary based on the Company’s Debt to EBITDA ratio.  The weighted average interest rates for the Company’s lines were 2.26% and 2.16% at September 30, 2008 and December 31, 2007, respectively.  In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.01%.  At September 30, 2008, the Company had approximately $364,083 available under its existing bank credit facilities.

In June 2006, the Company closed a $50,000 three-year term loan with a bank.  The term loan allows the Company to borrow at a floating rate with a lower borrowing margin than the Company’s revolving credit facility.  The term loan also provides the Company with two one-year options to extend the term at the Company’s discretion.  In August 2008, the Company exercised the first one-year option to extend the term through June 2010.  The Company used the proceeds to refinance

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

existing debt borrowed under the revolving credit facility.

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

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At September 30, 2008, the Company was in compliance with these financial debt covenants.

Note 10.  Pension and Postretirement Benefits

The following table provides the Company’s expense associated with pension benefits that are accounted for under SFAS No. 87, “Employers’ Accounting for Pensions,” and postretirement benefits that are accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  For a complete description of the Company’s pension and postretirement benefits, refer to Note 10 to the Company’s Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K as filed with the SEC.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Three Months Ended September 30,	2008	2007	2008	2007
Service cost	$3,761	$3,833	$—	$(7)
Interest cost	5,094	4,609	191	186
Expected return on plan assets	(7,765)	(7,374)	—	—
Amortization of prior service cost (credit)	2	7	(123)	(9)
Amortization of transition asset	—	(1)	—	—
Amortization of net loss	782	1,176	155	138
Curtailment charge	—	—	292	—
Net periodic benefit cost	$1,874	$2,250	$515	$308

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Nine Months Ended September 30,	2008	2007	2008	2007
Service cost	$12,376	$12,072	$—	$5
Interest cost	15,374	13,802	575	540
Expected return on plan assets	(23,623)	(21,972)	—	—
Amortization of prior service cost (credit)	14	16	(129)	(27)
Amortization of transition asset	—	(3)	—	—
Amortization of net loss	2,046	3,378	446	354
Curtailment charge	—	—	292	—
Net periodic benefit cost	$6,187	$7,293	$1,184	$872

The Company recorded a curtailment charge of $292 in the three months ended September 30, 2008 related to the restructuring plan initiated in the fourth quarter of 2007 (see Note 14).

Note 11.  Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

For the three months ended September 30, 2008, the Company’s effective tax rate was reduced by approximately $5,900 in connection with the resolution of a certain legacy tax matter (see Note 7).  For the nine months ended September 30, 2008, the Company’s effective tax rate was reduced by approximately $5,900 in connection with the resolution of such certain legacy tax matter, by approximately $10,300 due to audit settlements with taxing authorities, and by approximately $4,900 due to the filing of an advance pricing agreement (“APA”) between two taxing jurisdictions. The APA ensures conformity between the jurisdictions’ taxing authorities regarding the treatment of certain intercompany transactions, thereby allowing the Company to record a corresponding tax benefit. Also during this period, the Company recorded tax expense for tax positions related to non-U.S. transactions offset by a benefit related to the expiration of certain statutes of limitation, resulting in a net tax expense of approximately $4,300. For the three months ended September 30, 2007, the Company recognized a tax charge of approximately $7,500 to revalue net deferred tax assets related to Germany

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

as a result of the enactment, during the third quarter, of the German 2008 Business Tax Reform Act which reduced the German federal tax rate from 25% to 15%. For the nine months ended September 30, 2007, the Company’s effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement for tax years 1998 through 2002 of approximately $16,500 and a reorganization of certain non-U.S. subsidiaries yielding a tax benefit of approximately $4,400, partially offset by a tax charge of $7,500 to revalue net deferred tax assets related to Germany as discussed above.

The IRS concluded its audit of the Company’s 2004 and 2005 federal income tax returns during the second quarter of 2008.  The resolution of the audit resulted in a tax payment of approximately $5,300 for which a reserve had been previously established.  The Company files numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2004 and is no longer subject to state and local income tax examination by tax authorities for years before 1997.  Further, with few exceptions, the Company is no longer subject to examination by tax authorities in its material non-U.S. jurisdictions prior to 2003.  It is reasonably possible that within the next twelve months the Company could realize approximately $32,800 of unrecognized benefits; $9,700 as a result of the termination of a non-U.S. agreement and $23,100 mainly as a result of the expiration of certain statutes of limitation.

For the three and nine months ended September 30, 2008, the Company recorded approximately $5,200 and $15,200, respectively, of tax expense related to unrecognized tax benefits that if recognized, would favorably affect the effective tax rate.  Included in these amounts are approximately $2,500 and $7,800, respectively, of interest and penalties. For the three and nine months ended September 30, 2007, the Company recorded approximately $4,900 and $11,900, respectively, of tax expense related to unrecognized tax benefits including approximately $3,000 and $6,700, respectively, of interest and penalties.

Note 12.  IMS Health Capital Stock

The Company’s share repurchase program has been developed to buy opportunistically, when the Company believes that its share price provides it with an attractive use of its cash flow and debt capacity.

On December 18, 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000 shares.  As of September 30, 2008, 9,945 shares remained available for repurchase under the December 2007 program.

On December 19, 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in November 2007 at a total cost of $287,072.

On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares. This program was completed in May 2007 at a total cost of $799,906.

During the nine months ended September 30, 2008, the Company repurchased 10,055 shares of outstanding Common Stock under these programs at a total cost of $230,433.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

During the nine months ended September 30, 2007, the Company repurchased approximately 13,168 shares of outstanding Common Stock under these programs at a total cost of $392,782, including the repurchase of 6,135 shares pursuant to an accelerated share repurchase program (“ASR”).  As part of the ASR, the Company simultaneously entered into a forward contract for the final settlement of the ASR transaction which was indexed to the price of the Company’s Common Stock.  The ASR agreement provided for the final settlement amount to be in the Company’s Common Stock if the Company were to owe an amount to the bank, or in either cash or additional shares of the Company’s Common Stock, at the Company’s sole discretion, if the bank were to owe an amount to the Company.  As the agreement required the Company to deliver shares to the bank for final settlement, the forward contract element qualified for permanent equity classification and the fair value of the forward contract, which was zero at the contract’s inception, was recorded in equity in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock.”  Subsequent changes in the fair value of the forward contract were not recorded as the Company continued to classify the forward contract as equity.  Upon completion of the ASR in April 2007, the Company was required to pay approximately $6,000 in shares, and therefore issued 203 treasury shares, as full settlement of its obligation under the ASR.  The total cost of the ASR was approximately $176,000 or $28.68 per share.  The Company funded the ASR through its existing bank credit facilities (see Note 9).

Total share repurchases during 2008 positively impacted the Company’s diluted earnings per share (“EPS”) by $0.01 and $0.03 per share for the three and nine months ended September 30, 2008, respectively.  Total share repurchases during the comparable period in 2007 had no effect on the Company’s diluted EPS for the three months ended September 30, 2007 and a positive impact on the Company’s diluted EPS of $0.01 for the nine months ended September 30, 2007.

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

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 13.  Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income	$75,912	$57,125	$212,782	$216,088
Other comprehensive (loss) income, net of taxes:
Unrealized losses on:
Available-for-sale equity securities	—	(187)	—	(204)
Tax benefit on above	—	65	—	71
Change in unrealized losses on investments	—	(122)	—	(133)
Foreign currency translation (losses) gains	(59,378)	(17,492)	(45,473)	20,984
Amortization of SFAS 158 service cost and other	(251)	1,771	1,010	4,100
Total other comprehensive (loss) income	(59,629)	(15,843)	(44,463)	24,951
Comprehensive Income	$16,283	$41,282	$168,319	$241,039

Note 14.  Severance, Impairment and Other Charges

In response to healthcare marketplace dynamics, during the fourth quarter of 2007, the Company committed to a restructuring plan designed to eliminate approximately 1,070 positions worldwide in production and development, sales, marketing, consulting and services and administration.  The restructuring plan also included the write-down of two impaired computer software assets and related contract payments to be incurred with no future economic benefit based on the Company’s decision to abandon certain products in its EMEA region.  As a result, the Company recorded $88,690 of Severance, impairment and other charges as a component of operating income in the fourth quarter of 2007.  The severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

These charges were designed to strengthen client-facing operations worldwide, increase the Company’s operating efficiencies and streamline its cost structure.  Some of the initiatives included in this restructuring plan were designed to better align the Company’s resources to help clients manage for change in a challenging climate.

The severance and contract payments portion of the charge was approximately $75,043 and will all be settled in cash.  The Company expects that all termination actions under the restructuring plan will be completed by the end of 2008.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Severance	Contract	Asset	Currency
	related	related	write-	translation
	reserves	reserves	downs	adjustments	Total
Charge at December 31, 2007	$71,583	$3,460	$13,647	$—	$88,690
2007 utilization	—	—	(13,647)	—	(13,647)
2008 utilization	(36,549)	(1,877)	—	—	(38,426)
Currency translation adjustments	—	—	—	512	512
Balance at September 30, 2008	$35,034	$1,583	$—	$512	$37,129

The Company currently expects that cash outlays will be applied against the $37,129 balance remaining in the 2007 fourth quarter charge at September 30, 2008 as follows:

Year Ended December 31,	Outlays
2008	$21,830
2009	13,867
2010	1,235
2011	197
Total	$37,129

During the fourth quarter of 2001, the Company completed the assessment of its Competitive Fitness Program. This program was designed to streamline operations, increase productivity and improve client service. In connection with this program, the Company recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income.  As of September 30, 2008, approximately $1,170 remains to be utilized from 2008 to 2013 related to severance payments.

In the first quarter of 2007, the Company reversed $640 of contract-related reserves from the fourth quarter 2001 charge due primarily to the termination and settlement of exit related costs for an impaired lease.  These amounts were reversed against Selling and administrative expenses in the Condensed Consolidated Statements of Income (Unaudited).

	Severance	Contract	Asset
	related	related	write-
	reserves	reserves	downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 – 2005 utilization	(37,070)	(22,315)	(29,602)	(88,987)
2006 utilization	(264)	(1,887)	—	(2,151)
2007 utilization	(263)	(1,208)	—	(1,471)
2007 reversals	—	(640)	—	(640)
2008 utilization	(197)	—	—	(197)
Adjustments	(688)	(274)	962	—
Balance at September 30, 2008	$1,170	$—	$—	$1,170

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

The Company currently expects that the $1,170 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

Year Ended December 31,	Outlays
2008	$65
2009	262
2010	262
2011	262
2012	262
Thereafter	57
Total	$1,170

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which the Company operates for the three and nine months ended September 30, 2008 and 2007.

	Americas (1)	EMEA (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended September 30, 2008:
Operating Revenue (4)	$251,332	$243,219	$79,164	—	$573,715
Operating Income (Loss) (5)	$74,923	$34,276	$27,266	$(12,489)	$123,976
Nine months ended September 30, 2008:
Operating Revenue (4)	$760,782	$744,513	$243,309	—	$1,748,604
Operating Income (Loss) (5)	$236,216	$83,120	$89,782	$(37,383)	$371,735
Three months ended September 30, 2007:
Operating Revenue (4)	$246,893	$219,781	$72,136	—	$538,810
Operating Income (Loss) (5)	$85,678	$20,348	$26,965	$(15,889)	$117,102
Nine months ended September 30, 2007:
Operating Revenue (4)	$718,941	$654,631	$213,059	—	$1,586,631
Operating Income (Loss) (5)	$239,349	$69,826	$81,745	$(44,618)	$346,302

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

A summary of the Company’s operating revenue by product line for the three and nine months ended September 30, 2008 and 2007 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales Force Effectiveness	$258,261	$252,560	$794,900	$731,812
Portfolio Optimization	158,991	150,947	493,462	465,056
Launch, Brand and Other	156,463	135,303	460,242	389,763
Operating Revenue	$573,715	$538,810	$1,748,604	$1,586,631

Note 16.  Subsequent Event

During October 2008, the Company completed the acquisition of the services practice group of Skura Corporation, Inc. (Canada, U.S. and U.K.) for a cost of approximately $10,100.  This acquisition will be accounted for under the purchase method of accounting and the purchase price will be allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the closing date.  Had this acquisition occurred as of January 1, 2008 or 2007, the impact on the Company’s results of operations would not have been significant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements (Unaudited) and related notes.

Executive Summary

Our Business

IMS Health Incorporated (“we,” “us” or “our”) is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. We offer leading-edge market intelligence products and services that are integral to our clients’ day-to-day operations, including portfolio optimization capabilities; launch and brand management solutions; sales force effectiveness innovations; managed markets and consumer health offerings; and consulting and services solutions that improve return on investment (“ROI”) and the delivery of quality healthcare worldwide. Our information products are developed to meet client needs by using data secured from a worldwide network of suppliers in more than 100 countries. Key information products include:

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

Performance Overview

Our operating revenue grew 6.5% to $573,715 in the third quarter of 2008 as compared to $538,810 in the third quarter of 2007.  Our operating revenue grew 10.2% to $1,748,604 in the nine months ended September 30, 2008 as compared to $1,586,631 in the nine months ended September 30, 2007.  The three and nine month operating revenue increases were a result of growth in all three of our business lines.  Our operating income grew 5.9% to $123,976 in the third quarter of 2008 as compared to $117,102 in the third quarter of 2007.  Our operating income grew 7.3% to $371,735 in the nine months ended September 30, 2008 as compared to $346,302 in the nine months ended September 30, 2007.  Both the three and nine month operating income growth were a result of increased operating revenues offset by increases in operating costs, selling and administrative expenses and depreciation and amortization, as discussed below. Our net income was $75,912 for the third quarter of 2008 as compared to $57,125 for the third quarter of 2007 and $212,782 for the nine months ended September 30, 2008 as compared to $216,088 for the nine months ended September 30, 2007, due to the Non-Operating Loss, net items discussed below and certain tax items as discussed in Note 11 of the Condensed Consolidated Financial Statements (Unaudited).  Our diluted earnings per share of Common Stock increased to $0.41 for the third quarter of 2008 as compared to $0.29 for the third quarter of 2007 and increased to $1.16 for the nine months ended September 30, 2008 as compared to $1.08 for the nine months ended September 30, 2007.

Results of Operations

Reclassifications.  Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

References to constant dollar results and results excluding the effect of foreign currency translations.  We report results in U.S. dollars, but we do business on a global basis.  Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. dollars and may have significant effects on our results.  In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms or results excluding the effect of foreign currency translations.  We believe this information facilitates a comparative view of our business.  In the first nine months of 2008, the U.S. dollar was generally weaker against other currencies as compared to the first nine months of 2007.  As a result, growth at constant dollar exchange rates was lower than growth at actual currency exchange rates.  See “How Exchange Rates Affect Our Results” below and the discussion of “Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our annual report on Form 10-K for the year ended December 31, 2007 for a more complete discussion regarding the impact of foreign currency translation on our business.

Summary of Operating Results

			% Variance
	Three Months Ended September 30,		2008
	2008	2007	vs 2007
Information and analytics revenue (I&A)	$445,654	$419,270	6.3%
Consulting and services revenue (C&S)	128,061	119,540	7.1%
Operating Revenue	573,715	538,810	6.5%

Operating costs of I&A	191,114	177,021	8.0%
Direct and incremental costs of C&S	61,380	55,722	10.2%
External-use software amortization	12,291	12,209	0.7%
Selling and administrative expenses	161,708	157,281	2.8%
Depreciation and other amortization	23,246	19,475	19.4%
Operating Income	$123,976	$117,102	5.9%

			% Variance
	Nine Months Ended September 30,		2008
	2008	2007	vs 2007
Information and analytics revenue (I&A)	$1,355,281	$1,247,982	8.6%
Consulting and services revenue (C&S)	393,323	338,649	16.1%
Operating Revenue	1,748,604	1,586,631	10.2%

Operating costs of I&A	576,566	525,499	9.7%
Direct and incremental costs of C&S	203,102	170,046	19.4%
External-use software amortization	38,048	35,830	6.2%
Selling and administrative expenses	492,497	451,406	9.1%
Depreciation and other amortization	66,656	57,548	15.8%
Operating Income	$371,735	$346,302	7.3%

Operating Income

Our operating income for the third quarter of 2008 grew 5.9% to $123,976 from $117,102 in the third quarter of 2007.  This was due to the increase in our operating revenue, offset by increases in our operating costs and selling and administrative expenses driven by increased cost of data, investments in consulting and services capabilities and expense associated with a charge related to our Government Solutions business (see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a description of this charge).  Our operating income increased 1.1% in constant dollar terms.  Absent the Government Solutions charge, non-GAAP operating income would have increased 9.1% at reported rates (see “Reconciliation of U.S. GAAP Selling and Administrative Expenses and Operating Income to Non-GAAP Selling and Administrative Expenses and Operating Income” at the end of this Item 2) and 4.4% in constant dollar terms.  Our operating income for the first nine months of 2008 grew 7.3% to $371,735 from $346,302 in the first nine months of 2007.  This was due to the increase in our operating revenue, offset by increases in our operating costs and selling and administrative expenses driven by increased cost of data, investments in consulting and services capabilities and the Government Solutions charge.  Our operating income decreased 0.1% in constant dollar terms.  Absent the Government Solutions charge, non-GAAP operating income would have increased 8.4% at reported rates (see “Reconciliation of U.S. GAAP Selling and Administrative Expenses and Operating Income to Non-GAAP Selling and Administrative Expenses and Operating Income” at the end of this Item 2) and 1.0% at constant dollar terms.

Operating Revenue

Our operating revenue for the third quarter of 2008 grew 6.5% to $573,715 from $538,810 in the third quarter of 2007. On a constant dollar basis, operating revenue growth was 2.6%.  Operating revenue for the first nine months of 2008 grew 10.2% to $1,748,604 from $1,586,631 in the first nine months of 2007. On a constant dollar basis our operating revenue growth was 4.2%.  On a constant dollar basis, acquisitions completed within the prior twelve months contributed approximately 1.9 percentage points to our operating revenue growth for both the third quarter and first nine months of 2008.  The increase in our operating revenue resulted from growth in revenue due to higher purchases of products and C&S offerings from existing customers in all three of our business lines, together with the effect of approximately $21,000 and $97,000 of currency translation for the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007.  On a constant dollar basis, our Portfolio

Optimization and Launch, Brand Management and Other business lines grew.

Summary of Operating Revenue

			% Variance
			2008 vs 2007
	Three Months Ended September 30,		Reported	Constant
	2008	2007	Rates	Dollar
Sales Force Effectiveness	$258,261	$252,560	2.3%	(1.7)%
Portfolio Optimization	158,991	150,947	5.3%	1.4%
Launch, Brand and Other	156,463	135,303	15.6%	11.9%
Operating Revenue	$573,715	$538,810	6.5%	2.6%

			% Variance
			2008 vs 2007
	Nine Months Ended September 30,		Reported	Constant
	2008	2007	Rates	Dollar
Sales Force Effectiveness	$794,900	$731,812	8.6%	2.4%
Portfolio Optimization	493,462	465,056	6.1%	0.4%
Launch, Brand and Other	460,242	389,763	18.1%	12.0%
Operating Revenue	$1,748,604	$1,586,631	10.2%	4.2%

•                  Sales Force Effectiveness: The Americas and EMEA contributed about equally to the revenue decline for the third quarter of 2008 partially offset by revenue growth in Asia Pacific.  The Americas contributed more than one-half and EMEA contributed more than one-quarter to the revenue growth for the first nine months of 2008.

•                  Portfolio Optimization: EMEA was the primary contributor to the constant dollar revenue growth for the third quarter of 2008.  Asia Pacific contributed more than one-half and the Americas contributed one-quarter to the constant dollar revenue growth for the first nine months of 2008 which was almost completely offset by the revenue decline in EMEA.

•                  Launch, Brand Management and Other: EMEA contributed more than one-half and the Americas contributed more than one-third to the revenue growth for the third quarter and first nine months of 2008.

Consulting and services (“C&S”) revenue, as included in the business lines above, was $128,061 in the third quarter of 2008, up 7.1% from $119,540 in the third quarter of 2007 (up 4.0% on a constant dollar basis).  All of the C&S revenue growth for the third quarter of 2008 was attributable to acquisitions completed during the prior twelve months.  C&S revenue, as included in the business lines above, was $393,323 in the first nine months of 2008, up 16.1% from $338,649 in the first nine months of 2007 (up 10.2% on a constant dollar basis).  Slightly more than one-half of the C&S revenue growth for the first nine months of 2008 was attributable to acquisitions completed during the prior twelve months.

Operating Costs of Information and Analytics

Operating costs of information and analytics (“I&A”) include costs of data, data processing and collection and costs attributable to personnel involved in production, data management and delivery of the Company’s I&A offerings.

Our operating costs of I&A grew 8.0% to $191,114 in the third quarter of 2008 from $177,021 in the third quarter of 2007.  Our operating costs of I&A grew 9.7% to $576,566 in the first nine months of 2008 from $525,499 in the first nine months of 2007.

•                  Foreign Currency Translation: The effect of foreign currency translation increased our operating costs of I&A by approximately $8,000 and $33,000 for the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007.

Excluding the effect of foreign currency translation, our operating costs of I&A grew 3.7% and 3.4% in the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007.

•                  Data: Data costs increased by approximately $7,000 and $18,000 in the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007.

•                  Production, Client Services and Other: Production, client services and other costs remained relatively constant for the third quarter and first nine months of 2008 as compared to the first nine months of 2007.

Direct and Incremental Costs of Consulting and Services

Direct and incremental costs of C&S include the costs of consulting staff directly involved with delivering revenue-generating engagements, related accommodations and the costs of primary market research data purchased specifically for certain individual C&S engagements.  Direct and incremental costs of C&S do not include an allocation of direct costs of data that are included within I&A.  Our direct and incremental costs of C&S grew 10.2% to $61,380 in the third quarter of 2008 from $55,722 in the third quarter of 2007.  Our direct and incremental costs of C&S grew 19.4% to $203,102 in the first nine months of 2008 from $170,046 in the first nine months of 2007.

•                  Foreign Currency Translation: The effect of foreign currency translation increased our direct and incremental costs of C&S by approximately $2,000 and $12,000 for the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007.

Excluding the effect of foreign currency translation, our direct and incremental costs of C&S grew 5.8% and 12.7% in the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007.

•                  C&S costs increased by approximately $3,000 and $21,000 in the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007, due to increased labor, accommodations and primary market research data expense, all directly related to C&S revenue growth.

External-Use Software Amortization

Our external-use software amortization charges represent the amortization associated with software we capitalized under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Our external-use software amortization charges grew 0.7% to $12,291 in the third quarter of 2008 from $12,209 in the third quarter of 2007.  Our external-use software amortization charges grew 6.2% to $38,048 in the first nine months of 2008 from $35,830 in the first nine months of 2007.  These were due to increased software amortization associated with new products.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of the expenses attributable to sales, marketing, and administration, including human resources, legal, management and finance.  During the third quarter of 2008, we also incurred approximately $3,700 of expense for a charge related to our Government Solutions business (see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited)).  Our selling and administrative expenses grew 2.8% in the third quarter of 2008, to $161,708 from $157,281 in the third quarter of 2007.  Absent the Government Solutions charge, our non-GAAP selling and administrative expenses would have remained relatively constant as compared to third quarter of 2007  (see “Reconciliation of U.S. GAAP Selling and Administrative Expenses and Operating Income to Non-GAAP Selling and Administrative Expenses and Operating Income” at the end of this Item 2).  Our selling and administrative expenses grew 9.1% to $492,497 in the first nine months of 2008 as compared to $451,406 in the first nine months of 2007.  Absent the Government Solutions charge, our non-GAAP selling and administrative expenses would have grown 8.3% in the first nine months of 2008 as compared to the first nine months of 2007  (see “Reconciliation of U.S. GAAP Selling and Administrative Expenses and Operating Income to Non-GAAP Selling and Administrative Expenses and Operating Income” at the end of this Item 2).

•                  Foreign Currency Translation: The effect of foreign currency translation increased our selling and administrative expenses by approximately $4,000 and $22,000 for the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007.

Excluding the effect of foreign currency translation and the Government Solutions charge, our selling and administrative expenses declined 2.4% in the third quarter of 2008 as compared to the third quarter of 2007 and grew 3.4% in the first nine months of 2008 as compared to the first nine months of 2007 to support revenue growth.

•                  Sales and Marketing: Sales and marketing expenses decreased by approximately $3,000 both in the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007.

•                  Consulting and Services:  C&S expenses increased by approximately $3,000 and $4,000 in the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007.  Absent the Government Solutions charge, C&S expenses would have decreased by approximately $1,000 in the third quarter of 2008 as compared to the third quarter of 2007 and increased by approximately $1,000 in the first nine months of 2008 as compared to the first nine months of 2007.

•                  Administrative and Other:  Other expenses remained relatively constant in the third quarter of 2008 as compared to the third quarter of 2007 and increased by approximately $18,000 in the first nine months of 2008 as compared to the first nine months of 2007.

Depreciation and Other Amortization

Our depreciation and other amortization charges increased 19.4% to $23,246 in the third quarter of 2008 from $19,475 in the third quarter of 2007, and 15.8% to $66,656 in the first nine months of 2008 from $57,548 in the first nine months of 2007 due to increased depreciation related to new facilities and technology to upgrade our financial systems and increased amortization related to internal-use software additions.

Trends in our Operating Margins

Our operating margin for the third quarter of 2008 was 21.6%, as compared to 21.7% in the third quarter of 2007.  Our operating margin for the first nine months of 2008 was 21.3%, as compared to 21.8% in the first nine months of 2007.  Margins in the third quarter and for the first nine months of 2008 were negatively impacted by increased cost of data and our continuing investments in new products and consulting and services capabilities.  During the third quarter of 2008 we incurred $3,700 of expense for a charge related to our Government Solutions business (see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited)).  Excluding this expense, our non-GAAP operating margin for the third quarter and first nine months of 2008 would have been 22.3% and 21.5%, respectively (see “Reconciliation of U.S. GAAP Selling and Administrative Expenses and Operating Income to Non-GAAP Selling and Administrative Expenses and Operating Income” at the end of this Item 2).

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

Non-Operating Loss, net

Our non-operating loss, net decreased to a loss of $13,606 in the third quarter of 2008 from a loss of $17,210 in the third quarter of 2007.  Our non-operating loss, net increased to a loss of $59,895 in the first nine months of 2008 from a loss of $32,489 in the first nine months of 2007.  This was due to the following factors:

•                  Interest Expense, net: Net interest expense was $9,012 and $26,670 for the third quarter and first nine months of 2008, respectively, as compared to $7,994 and $22,439 for the third quarter and first nine months of 2007.  This was due to higher debt levels in the third quarter and first nine months of 2008 as compared to the third quarter and first nine months of 2007.

•                  Gains from Investments, net: Gains from investments of $379 for the third quarter and first nine months of 2008 were the result of the sale of marketable securities.  Net gains from investments of $353 during the third quarter of 2007 were a result of the sale of marketable securities and venture capital investments.  Gains from investments of $2,317 during the first nine months of 2007 were the result of the final distribution from our Enterprise portfolio, offset by related management fees, and the sale of marketable securities and venture capital investments.

•                  Other Expense, net: Other expense, net, declined by $4,596 in the third quarter of 2008 as compared to the third quarter of 2007.  This was a result of net foreign exchange losses of $2,934 in the third quarter of 2008 as compared to net foreign exchange losses of $7,602 in the third quarter of 2007.  Other expense, net, grew by $21,237 in the first nine months of 2008 as compared to the first nine months of 2007.  This was a result of net foreign exchange losses of $27,662 in the first nine months of 2008 as compared to net foreign exchange losses of $6,417 in the first nine months of 2007.

Taxes

We operate in more than 100 countries around the world and our earnings are taxed at the applicable income tax rate in each of these countries.

For the three months ended September 30, 2008, our effective tax rate was reduced by approximately $5,900 in connection with the resolution of a certain legacy tax matter (see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited)). For the nine months ended September 30, 2008, our effective tax rate was reduced by approximately $5,900 in connection with the resolution of such certain legacy tax matter, by approximately $10,300 due to audit settlements with taxing authorities, and by approximately $4,900 due to the filing of an advance pricing agreement (“APA”) between two taxing jurisdictions. The APA ensures conformity between the jurisdictions’ taxing authorities regarding the treatment of certain intercompany transactions, thereby allowing us to record a corresponding tax benefit. Also during this period, we recorded tax expense for tax positions related to non-U.S. transactions offset by a benefit related to the expiration of certain statutes of limitation, resulting in a net tax expense of approximately $4,300. For the three months ended September 30, 2007, we recognized a tax charge of approximately $7,500 to revalue net deferred tax assets related to Germany as a result of the enactment, during the third quarter, of the German 2008 Business Tax Reform Act which reduced the German federal tax rate from 25% to 15%. For the nine months ended September 30, 2007, our effective tax rate was reduced primarily due to a favorable non-U.S. audit settlement for tax years 1998 through 2002 of approximately $16,500 and a reorganization of certain non-U.S. subsidiaries yielding a tax benefit of approximately $4,400, partially offset by a tax charge of $7,500 to revalue net deferred tax assets related to Germany as discussed above.

The IRS concluded its audit of our 2004 and 2005 federal income tax returns during the second quarter of 2008.  The resolution of the audit resulted in a tax payment of approximately $5,300 for which a reserve had been previously established.  We file numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions.  With few exceptions, we are no longer subject to U.S. federal income tax examinations for years before 2004 and are no longer subject to state and local income tax examination by tax authorities for years before 1997.  Further, with few exceptions, we are no longer subject to examination by tax authorities in its material non-U.S. jurisdictions prior to 2003.  It is reasonably possible that within the next twelve months we could realize approximately $32,800 of unrecognized benefits; $9,700 as a result of the termination of a non-U.S. agreement and $23,100 mainly as a result of the expiration of certain statutes of limitation.

For the three and nine months ended September 30, 2008, we recorded approximately $5,200 and $15,200, respectively, of tax expense related to unrecognized tax benefits that if recognized, would favorably affect the effective tax rate.  Included in these amounts are approximately $2,500 and $7,800, respectively, of interest and penalties. For the three and nine months ended September 30, 2007, we recorded approximately $4,900 and $11,900, respectively, of tax expense related to unrecognized tax benefits including approximately $3,000 and $6,700, respectively, of interest and penalties.

While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate and therefore rates may go up in the future.

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which we operate for the three and nine months ended September 30, 2008 and 2007:

	Americas (1)	EMEA (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended September 30, 2008:
Operating Revenue (4)	$251,332	$243,219	$79,164	—	$573,715
Operating Income (Loss) (5)	$74,923	$34,276	$27,266	$(12,489)	$123,976
Nine months ended September 30, 2008:
Operating Revenue (4)	$760,782	$744,513	$243,309	—	$1,748,604
Operating Income (Loss) (5)	$236,216	$83,120	$89,782	$(37,383)	$371,735
Three months ended September 30, 2007:
Operating Revenue (4)	$246,893	$219,781	$72,136	—	$538,810
Operating Income (Loss) (5)	$85,678	$20,348	$26,965	$(15,889)	$117,102
Nine months ended September 30, 2007:
Operating Revenue (4)	$718,941	$654,631	$213,059	—	$1,586,631
Operating Income (Loss) (5)	$239,349	$69,826	$81,745	$(44,618)	$346,302

Notes to Geographic Financial Information:

(1)	Americas includes the United States, Canada and Latin America.

(2)	EMEA includes countries in Europe, the Middle East and Africa.

(3)	Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region.

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

Americas Region

Operating revenue growth in the Americas region was 1.8% and 5.8% in the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007.  Excluding the effect of foreign currency translations, operating revenue grew 1.3% and 4.6% in the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007.  This was driven primarily by Launch, Brand and Other business lines for the third quarter of 2008, partially offset by a revenue decline in Sales Force Effectiveness. For the first nine months of 2008, the revenue growth was driven more than one-half by Launch, Brand and Other business lines and more than one-quarter by Sales Force Effectiveness.

Operating income in the Americas region declined 12.6% and 1.3% in the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007.  The operating income decline reflected revenue growth in the region which was more than offset by increases in operating expenses of $15,000 and $45,000 in the third quarter and first nine months of 2008, respectively.  Absent the Government Solutions charge (see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited)), operating income would have declined 8.2% in the third quarter of 2008 and would have remained relatively constant for the first nine months of 2008 as compared to 2007, respectively.  Excluding the effect of foreign currency translations and the Government Solutions charge, operating income would have declined by 8.7% in the third quarter of 2008 and would have remained relatively constant in the first nine months of 2008 as compared to 2007, respectively.

EMEA Region

Operating revenue increased in the EMEA region by 10.7% and 13.7% in the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007.  Excluding the effect of foreign currency translations, operating revenue grew 3.6% and 3.3% in the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007.  The revenue growth in the third quarter of 2008 was driven by Launch, Brand and Other and Portfolio Optimization business lines, offset by declines in revenue growth in Sales Force Effectiveness.  The growth in the first nine months of 2008 was driven primarily by Launch, Brand and Other business lines, offset by a revenue decline in Portfolio Optimization.

Operating income in the EMEA region grew 68.4% and 19.0% in the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007.  The operating income growth reflected revenue growth in the region offset by increases in operating expenses of $10,000 and $77,000 in the third quarter and first nine months of 2008, respectively.  Excluding the effect of foreign currency translations, operating income increased 51.4% in the third quarter of 2008 as compared to the third quarter of 2007 and declined by 4.6% in the first nine months of 2008 as compared to the first nine months of 2007.

Asia Pacific Region

Operating revenue in the Asia Pacific region increased 9.7% and 14.2% in the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007.  Excluding the effect of foreign currency translations, operating revenue grew 4.2% and 5.2% in the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007.  The revenue growth in the third quarter of 2008 was driven more than one-half by Sales Force Effectiveness and more than one-third by Launch, Brand and Other business lines.  For the first nine months of 2008, the revenue growth was driven by Portfolio Optimization and Sales Force Effectiveness, offset by a revenue decline in the Launch, Brand and Other business lines.

Operating income in the Asia Pacific region increased by 1.1% and 9.8% in the third quarter and first nine months of 2008, respectively, as compared to the third quarter and first nine months of 2007.  The operating income growth reflected revenue growth in the region offset by increases in operating expenses of $7,000 and $22,000 in the third quarter and first nine months of 2008, respectively.  Excluding the effect of foreign currency translations, operating income decreased by 4.5% in the third quarter of 2008 as compared to the third quarter of 2007 and increased 0.4% in the first nine months of 2008 as compared to the first nine months of 2007.

How Exchange Rates Affect Our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results.  We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations.  In 2008, foreign currency translation increased U.S. dollar revenue growth by approximately 3.9 and 6.0 percentage points in the third quarter and first nine months of 2008, respectively, while the impact on operating income growth was an approximate increase of 4.8 and 7.4 percentage points in the third quarter and first nine months of 2008, respectively.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Swiss Franc.  Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are reflected in Cumulative translation adjustment in the Condensed Consolidated Statements of Financial Position (Unaudited).  The effect of exchange rate changes during the first nine months of 2008 decreased the U.S. dollar amount of Cash and cash equivalents by $3,162.

Venezuela imposed currency exchange restrictions in February 2003, and subsequently adjusted its official exchange rates in February 2004 and once again in March 2005.  At September 30, 2008, IMS AG, our Swiss operating subsidiary, maintained a cash balance of approximately 63,548 Venezuelan Bolívars (“Bolívars”), or approximately $29,600.  Maintaining this cash balance in a non-functional currency requires that we mark-to-market the cash balance at each reporting date with the difference reflected as a gain or loss in the statement of income.  We currently have limited ability to exchange or liquidate this Bolívar balance.  We have recognized exchange losses on the Bolívar balance in the past, resulting from changes in the official U.S. Dollar to Bolivar exchange rate.  It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls imposed by the local government.  However, based on a hypothetical 10% decrease in the value of the Bolívar against the U.S. dollar, we would be required to record a pre-tax loss of approximately $2,700.

Liquidity and Capital Resources

Our cash and cash equivalents increased $10,939 during the nine months ended September 30, 2008 to $229,188 at September 30, 2008 compared to $218,249 at December 31, 2007.  The increase reflects cash provided by operating activities of $252,562, partially offset by cash used in investing and financing activities of $136,207 and $102,254, respectively, and a $3,162 decrease due to the effect of exchange rate changes.

We currently expect that we will use our cash and cash equivalents primarily to fund:

•                  development of software to be used internally and in our new products and capital expenditures to expand and upgrade our information technology capabilities and to build or acquire facilities to house our growing business (we currently expect to spend approximately $110,000 to $120,000 during 2008 for software development and capital expenditures);

•                  acquisitions (see Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited));

•                  share repurchases (see Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited));

•                  dividends to our shareholders (we expect 2008 dividends will be $0.12 per share or approximately $22,000);

•                  payments for tax-related matters, including the D&B Legacy Tax Matters discussed further in Note 7 to our Condensed Consolidated Financial Statements (Unaudited).  Payments for certain of the D&B Legacy Tax Matters could be up to approximately $24,100 in 2008; and

•                  pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $12,200 in 2008).

See Forward-Looking Statements and Risk Factors below.

Net cash provided by operating activities amounted to $252,562 for the nine months ended September 30, 2008, which was relatively flat from cash provided over the comparable period in 2007.  A decrease in accounts receivable balances and the lower funding of accrued expenses and other current liabilities were offset by lower net income, higher severance and other payments related to our fourth quarter 2007 restructuring plan (see Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited)), higher funding of accounts payable and lower deferred revenue balances during the nine months ended September 30, 2008.  The decrease in accounts receivable was driven by improved collections and an improvement in DSO (days sales outstanding).  DSO in the third quarter of 2008 was approximately 10 days lower than the prior year comparable quarter.

Net cash used in investing activities amounted to $136,207 for the nine months ended September 30, 2008, a decrease in cash used of $10,378 over the comparable period in 2007.  The decrease relates to lower capital expenditures and computer software additions, partially offset by higher payments for acquisitions during the nine months ended September 30, 2008.

Net cash used in financing activities amounted to $102,254 for the nine months ended September 30, 2008, an increase in cash used of $22,607 over the comparable period in 2007.  The increase relates to lower net borrowings of debt and lower proceeds from the exercise of employee stock options, partially offset by lower purchases of treasury stock during the nine months ended September 30, 2008.

Our financing activities include cash dividends we paid of $0.03 per share quarterly, which amounted to $16,626 and $17,955 during the nine months ended September 30, 2008 and 2007, respectively.  The payments and level of cash dividends made by us are subject to the discretion of our Board of Directors.  Any future dividends, other than the $0.03 per share dividend for the fourth quarter of 2008, which was declared by our Board of Directors in October 2008, will be based on, and affected by, a number of factors, including our operating results and financial requirements.

IMS and two of its subsidiaries have entered into agreements (the “LLC Agreements”) with two third-party investors, whereby such investors contributed $100,000 to IMS Health Licensing Associates, L.L.C. (the “LLC”), a subsidiary of IMS, in exchange for minority interests in the LLC.  Under the terms of the LLC Agreements, the third party investors have the right to take steps that would result in the liquidation of their LLC interest on June 30, 2009.  We intend to negotiate an extension of such date and in the event we are not successful in obtaining the extension we will seek to replace the third parties prior to any such liquidation. (Refer to Note 7 to IMS’s Consolidated Financial Statements included in IMS’s 2007 Annual Report on Form 10-K as filed with the SEC).

In 2007 we recorded a significant, broad based restructuring charge (see Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited)) and as a result of better execution under the restructuring plan we have realized more savings in 2008 than we had anticipated.  As we plan for the fourth quarter of 2008 and next year, we will remain focused on all of the cost and expense elements of our business, including managing the pace of hiring and discretionary expenses.  While we do not currently anticipate actions of the magnitude of the 2007 restructuring, we are looking across all elements of our cost and expense structure and we will be prepared to take the steps necessary to continue to enhance the variability of our operating model.  In addition, as a result of the recent economic and financial market turmoil, we are seeing clients cutting costs and making decisions to delay and even not pursue certain projects regardless of the return on investment benefits that may be derived.  In response, we will be re-evaluating our portfolio of offerings to minimize the potential for any negative impact from these client actions on our offerings, related assets and results of operations.

Capital and Credit Markets

As the capital and credit markets have worsened, we have performed additional assessments to determine the impact, if any, of recent market developments, including the bankruptcy, restructuring or merging of certain financial companies, on our financial statements.  Our additional assessments included a review of access to liquidity in the capital and credit markets and financial institution counterparty creditworthiness.  Based on our assessment, we currently believe we have sufficient liquidity and access to credit despite the current disruption of the capital and credit markets.  However, the recent unprecedented volatility in capital and credit markets may create additional risks in the upcoming years.

Liquidity in the Capital and Credit Markets

We believe we have sufficient liquidity despite the current disruption of the capital and credit markets. We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from continuing operations and our diversified credit facility ($364,083 in aggregate commitment available as of September 30, 2008).  While not significant to us to date, disruptions in capital and credit markets may result in increased borrowing costs in the future.

Credit Concentrations

We continually monitor our positions with, and the credit quality of, the financial institutions which are counterparties to our financial instruments and do not anticipate non-performance by the counterparties.  We would not realize a material loss as of September 30, 2008 in the event of non-performance by any one counterparty.  In general, we enter into transactions only with financial institution counterparties that have a credit rating of A or better.  In addition, we limit the amount of credit exposure with any one institution.  Particularly in light of the current credit environment, management will continue to monitor the status of these counterparties and will take action, as appropriate, to further manage its counterparty credit risk.

We maintain accounts receivable balances ($388,921 and $415,926, net of allowances, at September 30, 2008 and December 31, 2007, respectively), principally from customers in the pharmaceutical industry.  Our trade receivables do not represent significant concentrations of credit risk at September 30, 2008 due to the credit worthiness of our customers and their dispersion across many geographic areas.

Tax and Other Contingencies

We are exposed to certain known tax and other contingencies that are material to our investors.  The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Notes 7 and 11 to our Condensed Consolidated Financial Statements (Unaudited) for the period ended September 30, 2008.

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

On December 18, 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000 shares.  As of September 30, 2008, 9,945 shares remained available for repurchase under the December 2007 program.

On December 19, 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in November 2007 at a total cost of $287,072.

On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares. This program was completed in May 2007 at a total cost of $799,906.

During the nine months ended September 30, 2008, we repurchased 10,055 shares of outstanding Common Stock under these programs at a total cost of $230,433.

During the nine months ended September 30, 2007, we repurchased approximately 13,168 shares of outstanding Common Stock under these programs at a total cost of $392,782, including the repurchase of 6,135 shares pursuant to an accelerated share repurchase program (“ASR”).  As part of the ASR, we simultaneously entered into a forward contract for the final settlement of the ASR transaction which was indexed to the price of our Common Stock.  The ASR agreement provided for the final settlement amount to be in our Common Stock if we were to owe an amount to the bank, or in either cash or additional shares of our Common Stock, at our sole discretion, if the bank were to owe an amount to us.  As the agreement required us to deliver shares to the bank for final settlement, the forward contract element qualified for permanent equity classification and the fair value of the forward contract, which was zero at the contract’s inception, was recorded in equity in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock.”  Subsequent changes in the fair value of the forward contract were not recorded as we continued to classify the forward contract as equity.  Upon completion of the ASR in April 2007, we were required to pay approximately $6,000 in shares, and therefore issued 203 treasury shares, as full settlement of our obligation under the ASR.  The total cost of the ASR was approximately $176,000 or $28.68 per share.  We funded the ASR through our existing bank credit facilities (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited)).

Total share repurchases during 2008 positively impacted our diluted earnings per share (“EPS”) by $0.01 and $0.03 per share for the three and nine months ended September 30, 2008, respectively.  Total share repurchases during the comparable period in 2007 had no effect on our diluted EPS for the three months ended September 30, 2007 and a positive impact on our diluted EPS of $0.01 for the nine months ended September 30, 2007.

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

Borrowings

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us with a reasonable amount of financial flexibility.  At September 30, 2008, our debt totaled $1,398,906, and management does not believe that this level of debt poses a material risk to us due to the following factors:

•                  in each of the last three years, we have generated strong net cash provided by operating activities in excess of $300,000;

•                  at September 30, 2008, we had $229,188 in worldwide cash and cash equivalents;

•                  at September 30, 2008, we had $364,083 of unused debt capacity under our existing bank credit facilities; and

•                  we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

The following table summarizes our long-term debt at September 30, 2008 and December 31, 2007:

	2008	2007
4.6% Private Placement Notes, principal payment of $150,000 due January 2008, net of interest rate swaps of $(981)	$—	$149,019
5.58% Private Placement Notes, principal payment of $105,000 due January 2015	105,000	—
5.99% Private Placement Notes, principal payment of $135,000 due January 2018	135,000	—
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000
1.70% Private Placement Notes, principal payment of 34,395,000 Japanese Yen due January 2013	322,989	300,787
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 1.28%	383,317	397,973
Swiss Franc denominated borrowings	—	54,730
U.S. Dollar denominated borrowings at average floating rates of approximately 3.75%	252,600	100,700
Bank Term Loan, principal payment of $50,000 due June 2010 at average floating rate of approximately 3.11%	50,000	50,000
Total Long-Term Debt	$1,398,906	$1,203,209

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

In July 2006, we entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing our existing $700,000 facility.  The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits.  Total borrowings under the Revolving Credit Facility were $635,917 and $553,403 at September 30, 2008 and December 31, 2007, respectively, all of which were classified as long-term.  We define long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 40 basis points and can vary based on the Company’s Debt to EBITDA ratio.  The weighted average interest rates for our lines were 2.26% and 2.16% at September 30, 2008 and December 31, 2007, respectively.  In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.01%.  At September 30, 2008, we had approximately $364,083 available under our existing bank credit facilities.

In June 2006, we closed a $50,000 three-year term loan with a bank.  The term loan allows us to borrow at a floating rate with a lower borrowing margin than our revolving credit facility.  The term loan also provides us with two one-year options to extend the term at our discretion.  In August 2008, we exercised the first one-year option to extend the term through June 2010.  We used the proceeds to refinance existing debt borrowed under the revolving credit facility.

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

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At September 30, 2008, we were in compliance with these financial debt covenants.

Severance, Impairment and Other Charges

In response to healthcare marketplace dynamics, during the fourth quarter of 2007, we committed to a restructuring plan designed to eliminate approximately 1,070 positions worldwide in production and development, sales, marketing, consulting and services and administration.  The restructuring plan also included the write-down of two impaired computer software assets and related contract payments to be incurred with no future economic benefit based on our decision to abandon certain products in our EMEA region.  As a result, we recorded $88,690 of Severance, impairment and other charges as a component of operating income in the fourth quarter of 2007.  The severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

These charges were designed to strengthen client-facing operations worldwide, increase our operating efficiencies and streamline our cost structure.  Some of the initiatives included in this restructuring plan were designed to better align our resources to help clients manage for change in a challenging climate.

The severance and contract payments portion of the charge was approximately $75,043 and will all be settled in cash.  We expect that all termination actions under the restructuring plan will be completed by the end of 2008.

	Severance	Contract	Asset	Currency
	related	related	write-	translation
	reserves	reserves	downs	adjustments	Total
Charge at December 31, 2007	$71,583	$3,460	$13,647	$—	$88,690
2007 utilization	—	—	(13,647)	—	(13,647)
2008 utilization	(36,549)	(1,877)	—	—	(38,426)
Currency translation adjustments	—	—	—	512	512
Balance at September 30, 2008	$35,034	$1,583	$—	$512	$37,129

We currently expect that cash outlays will be applied against the $37,129 balance remaining in the 2007 fourth quarter charge at September 30, 2008 as follows:

Year Ended December 31,	Outlays
2008	$21,830
2009	13,867
2010	1,235
2011	197
Total	$37,129

During the fourth quarter of 2001, we completed the assessment of our Competitive Fitness Program. This program was designed to streamline operations, increase productivity and improve client service. In connection with this program, we recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income.  As of September 30, 2008, approximately $1,170 remains to be utilized from 2008 to 2013 related to severance payments.

In the first quarter of 2007, we reversed $640 of contract-related reserves from the fourth quarter 2001 charge due primarily to the termination and settlement of exit related costs for an impaired lease.  These amounts were reversed against Selling and administrative expenses in the Condensed Consolidated Statements of Income (Unaudited).

	Severance	Contract	Asset
	related	related	write-
	reserves	reserves	downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 – 2005 utilization	(37,070)	(22,315)	(29,602)	(88,987)
2006 utilization	(264)	(1,887)	—	(2,151)
2007 utilization	(263)	(1,208)	—	(1,471)
2007 reversals	—	(640)	—	(640)
2008 utilization	(197)	—	—	(197)
Adjustments	(688)	(274)	962	—
Balance at September 30, 2008	$1,170	$—	$—	1,170

We currently expect that the $1,170 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

Year Ended December 31,	Outlays
2008	$65
2009	262
2010	262
2011	262
2012	262
Thereafter	57
Total	$1,170

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.” This statement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS No. 160, effective January 1, 2009, is not expected to have a material impact on our financial position, results of operations or cash flows.

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

•                          to the extent unforeseen cash needs arise, the ability to obtain financing on favorable terms, or at all during adverse credit market conditions;

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

•                          consolidation in the pharmaceutical industry and the other industries in which our customers operate; and

•                        terrorist activity, epidemics, credit market disruptions or other conditions that could disrupt commerce, the threat of any such conditions, and responses to and results of such conditions and threats, including but not limited to effects, domestically and/or internationally, on us, our personnel and facilities, our customers and suppliers, financial markets and general economic conditions.

Consequently, all of the forward-looking statements we make in this document are qualified by the information contained herein, including, but not limited to, the information contained under this heading, “Risk Factors” and our Condensed Consolidated Financial Statements (Unaudited) and notes thereto for the three and nine months ended September 30, 2008 and by the material set forth under the headings “Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.  We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

Reconciliation of U.S. GAAP Selling and Administrative Expenses and Operating Income to Non-GAAP Selling and Administrative Expenses and Operating Income(a)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008		2007	2008		2007
Selling and administrative expenses	$161,708		$157,281	$492,497		$451,406
Non-GAAP adjustment	3,748	(b)	—	3,748	(b)	—
Non-GAAP Selling and administrative expenses	$157,960		$157,281	$488,749		$451,406

Operating Income	$123,976		$117,102	$371,735		$346,302
Non-GAAP adjustment	3,748	(b)	—	3,748	(b)	—
Non-GAAP Operating Income	$127,724		$117,102	$375,483		$346,302

(a)          “Non-GAAP” measures differ from the “U.S. GAAP” measures for the three and nine months ended September 30, 2008 by amounts that are detailed above.  Non-GAAP measures are used by management for the purposes of global business decision-making, including developing budgets and managing expenditures.  Non-GAAP measures exclude certain U.S. GAAP measures to the extent that management believes exclusion will facilitate comparisons across periods and more clearly indicate trends.  Although we disclose Non-GAAP measures in order to give investors a view of our business as seen by management, these Non-GAAP measures are not prepared specifically for investors, are not prepared under a comprehensive set of accounting rules, and are not a replacement for the more comprehensive information for investors included in our U.S. GAAP financial statements.  Our Non-GAAP measures differ in significant respects from U.S. GAAP and are likely to differ from the Non-GAAP measures used by other companies.

(b)         Represents expense incurred of $3,748 during the third quarter of 2008 for a charge related to our Government Solutions subsidiary (see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited)). This subsidiary had discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS in May 2005).  Upon discovery of the potential noncompliance, we began remediation efforts, promptly disclosed the potential noncompliance to the U.S. government, and were accepted into the Department of Defense Voluntary Disclosure Program.  We filed our Voluntary Disclosure Program Report (“Disclosure Report”) on August 29, 2008.  Based on our findings as disclosed in the Disclosure Report, we recorded a reserve of approximately $3,748 for this matter in the third quarter of 2008.  We are currently unable to determine the outcome of this matter pending the resolution of the Voluntary Disclosure Program process and our ultimate liability arising from this matter could exceed our current reserve.  For geographical reporting purposes, this subsidiary is included in our Americas region.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three and nine months ended September 30, 2008.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2007 Annual Report on Form 10-K.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of September 30, 2008 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We operate in more than 100 countries worldwide and our earnings are subject to taxation in many differing jurisdictions and at differing rates. We seek to organize our affairs in a tax efficient manner, taking account of the jurisdictions in which we operate. Tax laws that apply to our business may be amended by the relevant authorities, for example, as a result of changes in fiscal circumstances or priorities. Such amendments, or their application to our business, may adversely affect our reported results.

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

•                  an outbreak of SARS, avian influenza (Bird Flu) or other epidemic, the fear of such an epidemic, and responses to and results of such an epidemic or fear thereof, including but not limited to effects, domestically and/or internationally, on us, our personnel and facilities, our customers and suppliers, financial markets and general economic conditions; and

•                  credit market disruptions, the threat of such disruptions, and responses to and results of such disruptions and threats, including but not limited to effects, domestically and/or internationally, on us, our customers and suppliers, financial markets and general economic conditions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
July 1-31, 2008	—	$—	—	10,000,000
August 1-31, 2008	—	—	—	10,000,000
September 1-30, 2008	54,700	19.99	—	9,945,300
Total	54,700	$19.99	—	9,945,300

(1)          In December 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000,000 shares. As of September 30, 2008, 9,945,300 shares remained available for repurchase under the December 2007 program. Unless terminated earlier by resolution of our Board of Directors, this program will expire when we have repurchased all shares authorized for repurchase thereunder.  See Note 12 of our Notes to Condensed Consolidated Financial Statements (Unaudited) for further details.

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

IMS Health Incorporated

By:	/s/ Leslye G. Katz
Date: October 31, 2008	Leslye G. Katz
Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ Harshan Bhangdia
Date: October 31, 2008	Harshan Bhangdia
Vice President, Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002