Form 10-K
period 2008-12-31
IMS HEALTH INC
filed 2009-02-27
CIK 1058083

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2008, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $4,238 million based on the closing transaction price on the New York Stock Exchange Composite Tape.

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at February 17, 2009
Common Stock, $.01 par value per share	181,602,553 shares

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 1, 2009, are incorporated into Part III of this Form 10-K.

The Index to Exhibits is located on Pages 115 to 127.

PART I

        Except where the context indicates otherwise, when we use the terms "IMS," "Company," "we," "us" and "our," we mean IMS Health Incorporated and all subsidiaries consolidated in the financial statements contained or incorporated by reference herein.

Item 1.    Business

        IMS is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. We offer leading-edge market intelligence products and services that are integral to our clients' day-to-day operations, including product and portfolio management capabilities; commercial effectiveness innovations; managed care and consumer health offerings; and consulting and services solutions that improve productivity and the delivery of quality healthcare worldwide. Our information products are developed to meet our clients' needs by using data secured from a worldwide network of suppliers in more than 100 countries. Our key information products include:

  •
  Sales Force Effectiveness to optimize sales force productivity and territory management;

  •
  Portfolio Optimization to provide clients with insights into market measurement and opportunity assessment; and

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

IMS

        We provide critical business intelligence, including information, analytics and consulting services to the pharmaceutical and healthcare industries worldwide. Our market intelligence products and services serve our clients' needs which we group into three broad areas: sales force effectiveness, portfolio optimization, and launch, brand management and other. We provide information services covering more than 100 countries and maintain offices in 75 countries on six continents, with approximately 64% of our total 2008 revenue generated outside the United States.

OUR PRODUCTS AND SERVICES

        SALES FORCE EFFECTIVENESS OFFERINGS.    Our Sales Force Effectiveness Offerings represented approximately 45% of our worldwide revenue in 2008. Using a total solutions approach, IMS Sales Force Effectiveness drives smart business decisions, shapes sales management and marketing strategies, and supports sales processes. Offering actionable insight for markets worldwide, services within the Sales Force Effectiveness business area provide in-depth intelligence that supports the planning, development and execution of critical business processes, including segmentation, sales force sizing and deployment, performance assessment and compensation, and territory management.

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

        PORTFOLIO OPTIMIZATION OFFERINGS.    Portfolio Optimization Offerings represented approximately 28% of our worldwide revenue in 2008. IMS Portfolio Optimization provides customers with the intelligence and tools to identify and optimize pharmaceutical product portfolios, including currently marketed products and the new product pipeline. Providing a comprehensive range of offerings, Portfolio Optimization enables customers to evaluate, assess, understand, and implement strategies and tactics to improve bottom-line performance and set the course for the future. Integrating prescriptions, sales, disease/treatment, and industry intelligence, Portfolio Optimization services provide a comprehensive picture of the worldwide market. From a national viewpoint down to regional and local level data, customers can complete a thorough market analysis, exploring all options to set the pace for brand leadership. Using in-depth business intelligence, analysis and forecasting, IMS offerings provide customers with the facts, interpretation and guidance to make the best portfolio optimization decisions.

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

  •
  Prescription Audits.  These audits contain projected national estimates of the rate at which drugs move out of the pharmacy and into the hands of the consumer. They measure what is actually dispensed at the pharmacy. We publish prescription audits covering approximately 10 countries.

  •
  LifeLink Services.  These services provide longitudinal analyses of anonymized prescription and/or medical records. Clients use them to understand detailed treatment patterns, disease progression, therapeutic switching and concomitant disease/treatments. We have LifeLink services in 10 countries.

  •
  MIDAS® Services.  MIDAS is an on-line multinational integrated data analysis tool that harnesses our worldwide databases and is used by the pharmaceutical industry to assess and analyze global pharmaceutical information and trends in multiple markets. Our MIDAS Quantum offering gives clients on-line access to pharmaceutical, medical, promotional and chemical data that we compile. Using MIDAS Quantum, our clients are able to view information from the national databases compiled by us and produce statistical reports in the format required by the client. MIDAS contains information covering more than 70 countries.

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

  •
  Consulting & Services.  Consultants in our Management Consulting group bring a unique mix to management of complex portfolios with deep expertise in key therapies and all aspects of pharmaceutical strategies. Product and Portfolio Strategy leverages the best cross functional understanding of scientific and commercial trends, deep competencies in decision theory and portfolio analysis, forecasting, competitive intelligence and industry thought leadership to help clients make strategic decisions. We help clients value difficult-to-value assets, gain clarity on a complex mix of decisions with a focused view of strategy, with emphasis on alternatives and risks in the face of uncertainty.

        LAUNCH, BRAND MANAGEMENT AND OTHER OFFERINGS.    Launch, Brand Management and Other Offerings represented approximately 27% of our worldwide revenue in 2008. Launch and Brand Management Offerings combine information, analytical tools and consulting and services to address client needs relevant to the management of each stage of the lifecycle of their pharmaceutical brands. The areas covered include: brand planning, which helps clients with market assessment and forecasting, market segmentation and product positioning; pricing & market access, which helps clients to effectively price and drive market access for their products as well as assess the health economics and real world health outcomes associated with treatment pathways; promotion management, which helps clients measure, assess effectiveness and optimize promotion investment, channel mix and messaging; and, performance management, which helps clients measure diagnosis and optimization for new product launches and in-line brands.

        The principal offerings under Launch and Brand business line include:

  •
  Promotional Audits and Promotion Management Consulting.  Our promotional audits contain national estimates of pharmaceutical promotional activities for individual branded products, including sales-force promotion and journal and mail advertising, based on information received from panels of physicians and from monitoring medical journals and direct mail. In the United States, spending on direct-to-consumer advertising is also measured. IMS currently publishes promotional audit reports covering over 20 countries and over 90% of the promoted markets. This evidential information is used by our consulting teams to help clients evaluate and optimize the allocation and effectiveness of their promotional messages, mix and delivery around the globe.

  •
  Pricing and Market Access Consulting.  This portfolio of offerings has two main components, both of which provide clients with critical, relevant insights needed to maximize the lifetime value of their brands and leverage the deep and rich information assets of IMS and, in particular, our LifeLink information.

  •
  Health Economics and Outcomes Research Offerings.  Our Health Economics and Outcomes Research Offerings help clients demonstrate the value of their medicines using our suite of evidence-based health economic evaluations and real world outcomes on a globally consistent basis. Clients can access our LifeLink information to support product evaluations and help them maximize market access.

  •
  Pricing and Reimbursement Offerings.  Through our consulting teams, we help clients to achieve optimal reimbursed prices for new products, ensuring the shortest timeframe to market, which contribute to rapid and broad market penetration.

  •
  Oncology Analyzer and Consulting.  Our Oncology Analyzer audit collects longitudinal patient information regarding the diagnosis and treatment in the critical area of Oncology across the major pharmaceutical markets. We offer Oncology Analyzer in 10 markets. This information helps clients understand markets, treatment patterns and patient opportunities and is used by clients and by our consulting teams to help clients plan and execute successful market entry and life cycle management strategies for their Oncology franchises.

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

 OUR CUSTOMERS

        Sales to the pharmaceutical industry accounted for approximately 80% of our revenue in 2008. All major pharmaceutical and biotechnology companies are our customers, and many of these companies subscribe to reports and services in several countries. Our customer base is broad in scope and enables us to avoid dependence on any single customer. None of our customers accounted for more than 7% of our gross revenues in 2008, 2007 or 2006.

OUR COMPETITION

        While no competitor provides the geographical reach or breadth of our services, we generally compete in the countries in which we operate with other information services companies, as well as with the in-house capabilities of our customers. Generally, competition has arisen on a country-by-country basis. In Europe, certain of our services compete with those offered by competitors such as Taylor Nelson and Cegedim in various European countries, in addition to competition from smaller niche competitors in various local markets. In the United States, certain of our sales management services, including our sales territory and prescription tracking reports, compete with the offerings of various companies, particularly Wolters Kluwer. Also, various companies compete with us in the United States with respect to our market research services, including SDI. Our consulting and services businesses compete with various consulting firms around the world. Service, quality, coverage and speed of delivery of information services and products are the principal differentiators in our markets.

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

OUR EMPLOYEES

        We had approximately 7,500 employees worldwide as of December 31, 2008. Almost all of these employees are full-time. None of our U.S. employees are represented by a union. In Belgium, France, Germany, Italy, the Netherlands and Spain, we have Works Councils, which are a legal requirement in those countries. We also have a European Works Council, which is a requirement under European Union laws. Management considers its relations with our employees to be good and to have been maintained in a normal and customary manner.

Available Information

        We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). Also posted on our website, and available in print upon the request of any shareholder to our Investor Relations Department, are our certificate of incorporation and by-laws, the charters for our Audit Committee, Human Resources Committee and Nominating and Governance Committee, our Corporate Governance Guidelines, our Policy on Business Conduct governing our directors, officers and employees, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Guidelines for Determining Director Independence and our Policy and Procedures Governing Related-Person Transactions. Within the time period required by the SEC and the New York Stock Exchange ("NYSE"), we will post on our website any amendment to the Policy on Business Conduct or the Code of Ethics for Principal Executive Officer and Senior Financial Officers or any waiver of either such policy applicable to any of our senior financial officers, executive officers or directors. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we make public orally, telephonically, by webcast, by broadcast or similar means. Our Internet address is http://www.IMSHEALTH.com and the information described above can be found in the Company Information and the Investors sections of that website. Our Investor Relations Department can be contacted at IMS Health Incorporated, 901 Main Avenue, Norwalk, Connecticut 06851, Attn: Investor Relations: (203) 845-5200, e-mail: askir@imshealth.com.

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

Laws restricting the use of information may restrict our product and service offerings.

        We provide several product and service offerings to clients in the U.S. that involve the license, use and transfer of prescriber-identifiable information for commercial purposes. New Hampshire, Vermont and Maine have passed laws placing certain restrictions on the license, use or transfer of such information for commercial purposes. We have challenged all three laws in Federal court, asking the courts to declare these laws unconstitutional.

  •
  With respect to the New Hampshire law, the Federal District Court in Concord, New Hampshire ruled on April 30, 2007 that the law violated the First Amendment and was therefore unconstitutional and enjoined its enforcement. However, that decision was recently overturned by the U.S. Court of Appeals for the First Circuit, which declared the law constitutional. The appeals court vacated the lower court's injunction and the New Hampshire statute became effective on February 9, 2009. We have modified our offerings and believe we are operating in compliance with the New Hampshire law.

  •
  With respect to the Maine law, the Federal District Court in Bangor, Maine issued a preliminary injunction on December 21, 2007, prohibiting enforcement of the Maine law. The Maine Attorney General appealed the preliminary injunction ruling to the U.S. Court of Appeals for the First Circuit, but then agreed to stay the district court proceedings and the appeal pending the outcome of the New Hampshire case.

  •
  With respect to the Vermont law, the Federal District Court in Brattleboro, Vermont held a full trial ending on August 1, 2008. The parties are awaiting a decision in the case. The data restrictions in the Vermont law are currently scheduled to become effective on July 1, 2009.

        These three states collectively represent approximately one percent of prescription activity in the United States, so the potential financial impact of these laws on our business, financial condition and results of operations is not expected to be material. However, there have been a significant number of state legislative initiatives over the past several years that seek to impose similar restrictions on the commercial use of prescriber-identifiable information (including eighteen states currently considering such legislation as of February 24, 2009). We are unable to predict whether and in what form these initiatives will continue or whether additional states or the Federal government will seek to enact similar or more restrictive legislation or regulation of such information. In addition, while we will continue to seek to adapt our products and service offerings (including consulting and services offerings) to comply with the requirements of these laws, there can be no assurance that our efforts to adapt our offerings will be successful and provide the same financial contribution to us. There can also be no assurance that these kinds of legislative initiatives will not adversely affect our ability to generate or assemble data or to develop or market current or future offerings, which could, over time, result in a material adverse impact on our revenues, net income and earnings per share.

Data protection and privacy laws may restrict our current and future activities.

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

        In addition, there is an increasing public concern regarding data protection and privacy issues and the number of jurisdictions with data protection and privacy laws has been increasing. For example, as discussed under "—Laws restricting the use of information may restrict our product and service offerings," laws have been passed in Maine, New Hampshire and Vermont restricting the use of prescriber identifiable data. In addition, there have also been other legislative and regulatory initiatives in the U.S. and abroad in the area of access to medical data. These initiatives tend to seek to place restrictions on the use and disclosure of patient-identifiable information without consent and, in some cases, seek to extend restrictions to non-patient-identifiable information, e.g., prescriber identifiable information, or to the process of anonymizing data. There can be no assurance that these initiatives or future initiatives will not adversely affect our ability to generate or assemble data or to develop or market current or future products or services and therefore our revenues and net income.

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

Consolidation in the industries in which our clients operate may reduce the volume of products and services purchased by consolidated clients following an acquisition or merger, leading to decreased earnings.

        Consolidation in the pharmaceutical industry could reduce the volume of our information products and services purchased by consolidated clients. When companies consolidate, overlapping products and services they previously purchased separately are usually now purchased only once by the combined entity, leading to contract compression and loss of revenue. While we have experienced success in mitigating the revenue impact of client consolidation, there can be no assurance as to the degree to which we will be able to continue to do so as consolidation continues.

Our business is subject to exchange rate fluctuations and our revenue, net income and financial position may suffer due to currency translations.

        We operate globally, deriving approximately 64% of our 2008 revenue from non-United States operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar increase the volatility of U.S. dollar denominated operating results. Emerging markets currencies tend to be considerably less stable than those in established markets, which may further contribute to volatility in our U.S. dollar-denominated operating results.

        As a result of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into dollars, we are subject to currency translation exposure on the profits and financial position of our operations, in addition to economic exposure.

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

        We operate in more than 100 countries worldwide and our earnings are subject to taxation in many differing jurisdictions and at differing rates. We seek to organize our affairs in a tax efficient manner, taking account of the jurisdictions in which we operate. Tax laws that apply to our business may be amended by the relevant authorities as a result of changes in fiscal circumstances or priorities. Such amendments, or their application to our business, may adversely affect our reported results.

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

Item 1B.    Unresolved Staff Comments

        There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our 2008 fiscal year.

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

        Our operations are also conducted from 22 leased offices located throughout the United States and 106 leased offices in non-United States locations.

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

        The underlying tax controversies with the Internal Revenue Service ("IRS") have substantially all been resolved and we paid to the IRS the amounts that we believed were due and owing. In the first quarter of 2006, Donnelley indicated that it disputed the amounts contributed by us toward the resolution of these matters based on the Donnelley Parties' interpretation of the allocation of liability under the 1996 Spin-Off agreements. The Donnelley Parties on the one hand, and NMR and we, on the other hand, have attempted to resolve these disputes through negotiation. The 1996 Spin-Off agreements provide that if the parties cannot reach agreement through negotiation they must arbitrate the disputes. We intend to vigorously defend the Company with respect to any such disputes. As of December 31, 2008, we had a reserve of approximately $11,900 (liability and interest, net of tax benefit) for these matters.

        On August 14, 2006, the Donnelley Parties commenced arbitration regarding one of these disputes (referred to herein as the "Dutch Partnership Dispute") by filing a Notice of Arbitration and Statement of Claim (the "Donnelley Statement") with the American Arbitration Association International Center for Dispute Resolution (the "AAA"). In the Donnelley Statement, the Donnelley Parties claimed that we and NMR collectively owed approximately an additional $10,800 with respect to the Dutch Partnership Dispute. On October 16, 2006, we and NMR filed a Statement of Defense denying all claims made by the Donnelley Parties in the Donnelley Statement. In October 2007, a hearing on the merits of the parties' claims took place before an AAA arbitration panel, and on December 6, 2007, the panel issued a Partial Award. In the Partial Award, the panel directed the parties to attempt to agree on the allocation of liability between the parties for the tax controversy underlying the Dutch Partnership Dispute, in accordance with principles set out in the Partial Award. The parties were unable to reach agreement and, in March 2008, each submitted to the AAA arbitration panel their own calculation of the allocation of liability. In July 2008, the AAA arbitration panel issued a Clarifying Order addressing in concept some (but not all) of the matters disputed by the parties in March 2008 in connection with the application of the principles set forth in the Partial Award. In the Clarifying Order, the panel directed the parties to submit an agreed joint computation of the principal amount of the liability to be shared, as well as proposed provisions for interest and/or costs. The parties reached agreement on the application of the decisions of the AAA arbitration panel and consented to the entry of a consent award by the panel as of September 8, 2008. Under the consent award, the parties agreed to the allocation of the principal amount of liability to be shared and to provisions for interest and costs resulting in a payment of $4,600 ($3,100 net of tax benefit) and an additional interest and cost payment of $2,600 ($1,700 net of tax benefit) by the Company to the Donnelley Parties. The consent award represents the final resolution of the Dutch Partnership Dispute.

        THE PARTNERSHIP (TAX YEAR 1997).    During the fourth quarter of 2008, we entered into a final agreement with the IRS in which the IRS disallowed certain items of partnership expense for tax year 1997 with respect to a partnership now substantially owned by us (the "Partnership"). During 1997, the Partnership was substantially owned by Cognizant, but liability for this matter was allocated to us pursuant to the agreements effecting the 1998 Spin-Off. As a result of the settlement, our liability (tax and interest, net of tax benefit) with respect to tax year 1997 should be approximately $20,200, which amount we have reserved in current accrued income taxes payable at December 31, 2008.

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

IMS HEALTH GOVERNMENT SOLUTIONS VOLUNTARY DISCLOSURE PROGRAM PARTICIPATION

        Our wholly-owned subsidiary, IMS Government Solutions Inc., is primarily engaged in providing services and products under contracts with the U.S. government. U.S. government contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government have the ability to investigate whether contractors' operations are being conducted in accordance with such requirements. U.S. government investigations, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed on us, or could lead to suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and may result in no adverse action against us.

        IMS Government Solutions discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS in May 2005). Upon discovery of the potential noncompliance, we began remediation efforts, promptly disclosed the potential noncompliance to the U.S. government, and were accepted into the Department of Defense Voluntary Disclosure Program. We filed our Voluntary Disclosure Program Report ("Disclosure Report") on August 29, 2008. Based on our findings as disclosed in the Disclosure Report, we recorded a reserve of approximately $3,700 for this matter in the third quarter of 2008. We are currently unable to determine the outcome of this matter pending the resolution of the Voluntary Disclosure Program process and our ultimate liability arising from this matter could exceed its current reserve.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT*

        Officers are appointed by the Board of Directors to hold office until their respective successors are chosen and qualified. Listed below are the executive officers of IMS at February 17, 2009 and brief summaries of their business experience during the past five years.

Name	Title	Age
David R. Carlucci	Chairman, Chief Executive Officer and President**	54
Gilles V. J. Pajot	Executive Vice President and Chief Operating Officer	59
Leslye G. Katz	Senior Vice President and Chief Financial Officer	54
Kevin C. Knightly	Senior Vice President, Business Line Management	48
Kevin S. McKay	Senior Vice President, Customer Delivery and Development	55
Karla L. Packer	Senior Vice President, Human Resources	49
Robert H. Steinfeld	Senior Vice President, General Counsel and Corporate Secretary	55
John R. Walsh	Senior Vice President, Strategy and Business Development	54
Jeffrey J. Ford	Vice President and Treasurer	44
Adel Al-Saleh	President, IMS Europe, Middle East and Africa ("EMEA")	45
William J. Nelligan	President, IMS Americas	48

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

        Ms. Packer was appointed Senior Vice President, Human Resources in May, 2007. From September, 2002 to February, 2006, she was Vice President, Human Resources for IAC/InterActiveCorp, an electronic commerce business. IAC includes such brands as Ticketmaster, the Home Shopping Network, Lending Tree, Expedia, and Ask.com. Prior to joining IAC, she was Chief Administrative Officer at Spencer Trask and Co., a venture capital firm, from May, 2001 to September, 2002. From January, 1994 to February, 2000, she held human resources roles of increasing scope and responsibility at Avon Products, culminating in the position of Vice President, Global Human Resources. Prior to joining Avon, Ms. Packer was employed by IBM for fourteen years in various roles in the areas of human resources, information systems, sales and marketing.

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

        Mr. Knightly was appointed Senior Vice President, Business Line Management in August, 2007. From January, 2006 to August, 2007, he served as President, IMS EMEA Region. From January, 2003 to January, 2006, he served as Senior Vice President, Marketing and Major Markets, EMEA. From 2001 to 2003, Mr. Knightly was Senior Vice President of Operations IMS Europe and from 1998 to 2001 he was Chief Financial Officer of IMS Europe. Mr. Knightly joined IMS's predecessor company, Cognizant Corporation in 1991, as Vice President Finance, Market Research Division of IMS America in 1991, and from January, 1994 to June, 1998, Mr. Knightly served as Chief Financial Officer of IMS America. Prior to that, Mr. Knightly held a number of senior financial management positions at The Dun & Bradstreet Corporation from 1983 to 1991.

        Mr. Al-Saleh was appointed President, IMS EMEA Region in August, 2007. From January, 2007 to August, 2007, he was Senior Vice President, Sales and Major Countries, IMS EMEA Region. From February, 1988 to December, 2006, Mr. Al-Saleh held roles of increasing scope and responsibility at IBM spanning product development, brand management, sales, and general management across multiple regions in the world. Most recently he was Vice President, Sales for IBM Northeast Europe, responsible for business across all industries and brands in the region from April, 2005 to December, 2006. From June, 2003 to April, 2005, he held the position of IBM Vice President Communication Sector, Americas, where he was responsible for Telecommunications, Energy and Utilities, and Media and Entertainment business in North and South America. From June, 2001 to June, 2003 he served as IBM Global General Manager of its Wireless business unit.

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

 PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The principal market on which our Common Stock is traded is the NYSE. Information relating to the high and low sales prices per share of our Common Stock for each full quarterly period during 2007 and 2008 is set forth under the heading "IMS Health Common Stock Information" in Part II, Item 7 of this Annual Report on Form 10-K. As of February 17, 2009, there were 3,776 holders of record of our Common Stock.

        Information relating to our payment of dividends during 2007 and 2008 is set forth under the heading "Dividends" in Part II, Item 7 of this Annual Report on Form 10-K.

        The following table provides information about our purchases during the quarter ended December 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs(1)
October 1 – 31, 2008	440,000	$17.30	440,000	9,505,300
November 1 – 30, 2008	—	—	—	9,505,300
December 1 – 31, 2008	—	—	—	9,505,300

Total	440,000	$17.30	440,000	9,505,300

(1)
In December 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000,000 shares. As of December 31, 2008, 9,505,300 shares remained available for repurchase under the December 2007 program. Unless terminated earlier by resolution of our Board of Directors, this program will expire when we have repurchased all shares authorized for repurchase thereunder.

        Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

 PERFORMANCE GRAPH

	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007	12/31/2008	Compound Annual Return Rate
IMS HEALTH INCORPORATED	$100.0	$93.69	$100.94	$111.84	$94.26	$62.47	(9.0)%
S&P 500 Pharmaceutical	100.0	92.60	89.50	103.71	108.51	88.83	(2.3)%
S&P 500	100.0	110.84	116.29	134.70	142.06	89.62	(2.2)%

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

Executive Summary

OUR BUSINESS

        IMS Health Incorporated ("we," "us" or "our") is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. We offer leading-edge market intelligence products and services that are integral to our clients' day-to-day operations, including product and portfolio management capabilities; commercial effectiveness innovations; managed care and consumer health offerings; and consulting and services solutions that improve productivity and the delivery of quality healthcare worldwide. Our information products are developed to meet client needs by using data secured from a worldwide network of suppliers in more than 100 countries. Key information products include:

  •
  Sales Force Effectiveness to optimize sales force productivity and territory management;

  •
  Portfolio Optimization to provide clients with insights into market measurement and opportunity assessment; and

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

PERFORMANCE OVERVIEW

        Operating revenue grew 6.2% to $2,329,528 in 2008 compared to $2,192,571 in 2007. The increase in our operating revenue resulted from growth in revenue in all three of our business lines. Our operating income increased 26.7% to $498,305 in 2008 compared to $393,279 in 2007. The increase in operating income was a result of increased operating revenue and decreases in severance, impairment and other charges, offset by increases in operating costs, selling and administrative expenses and depreciation and amortization, as discussed below. Our net income was $311,250 in 2008 compared to $234,040 in 2007, due to the Non-Operating Loss, net items discussed below and certain tax items as discussed in Note 12 to the Consolidated Financial Statements. Our diluted earnings per share of Common Stock increased to $1.70 for 2008 as compared to $1.18 for 2007.

Results of Operations

        RECLASSIFICATIONS.    Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

        REFERENCES TO CONSTANT DOLLAR RESULTS AND RESULTS EXCLUDING THE EFFECT OF FOREIGN CURRENCY TRANSLATIONS.    We report results in U.S. dollars but we do business on a global basis. Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. dollars and may have significant effects on our results. In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms or results excluding the effect of foreign currency translations. We believe this information facilitates a comparative view of our business. In 2008, the U.S. dollar was generally weaker against other currencies as compared to 2007. As a result, growth at constant dollar exchange rates was generally lower than growth at actual currency exchange rates. See "How Exchange Rates Affect Our Results" below for a more complete discussion regarding the impact of foreign currency translation on our business.

	Years ended December 31,			% Variance
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Information and analytics revenue (I&A)	$1,786,747	$1,700,244	$1,599,063	5.1%	6.3%
Consulting and services revenue (C&S)	542,781	492,327	359,525	10.2%	36.9%

Operating Revenue	2,329,528	2,192,571	1,958,588	6.2%	11.9%

Operating costs of I&A	756,597	713,168	659,841	6.1	8.1
Direct and incremental costs of C&S	275,513	244,289	188,939	12.8	29.3
External-use software amortization	49,728	48,609	43,297	2.3	12.3
Selling and administrative expenses	650,341	626,888	542,524	3.7	15.6
Depreciation and other amortization	89,636	77,648	73,785	15.4	5.2
Severance, impairment and other charges	9,408	88,690	—	(89.4)	—
Merger costs	—	—	6,016	—	—

Operating Income	$498,305	$393,279	$444,186	26.7%	(11.5)%

OPERATING INCOME

        Our operating income for 2008 grew 26.7% to $498,305 from $393,279 in 2007. This was due to the increase in our operating revenue and decreases in severance, impairment and other charges, offset by increases in operating costs and selling and administrative expenses driven by increased cost of data, investments in consulting and services ("C&S") capabilities and expense associated with a charge related to our Government Solutions business (see Note 15 to our Consolidated Financial Statements). Our operating income increased 18.3% in constant dollar terms. Absent the impact of 2008 impairment charges associated with the write-off of certain capitalized software assets resulting from the discontinuation of certain products (See Note 6 to our Consolidated Financial Statements), the Government Solutions charge and 2007 severance, impairment and other charges, non-GAAP operating income would have increased by 6.1% at reported exchange rates and remained flat in constant dollar terms (see "Reconciliation of U.S. GAAP Measures to Non-GAAP Measures" at the end of this Item 7).

        Our operating income for 2007 decreased 11.5% to $393,279 from $444,186 in 2006. This was due to the increase in our operating revenue, which were more than offset by increases in operating costs and selling and administrative expenses driven by increased costs of data, investments in C&S capabilities, severance, impairment and other charges, and the elimination of merger costs, as discussed below. Our operating income decreased 11.7% in constant dollar terms. Absent the impact of 2007 severance, impairment and other charges and 2006 merger costs, our non-GAAP operating income would have increased 7.1% on a reported basis and 5.9% in constant dollar terms (see "Reconciliation of U.S. GAAP Measures to Non-GAAP Measures" at the end of this Item 7).

OPERATING REVENUE

        Our operating revenue for 2008 grew 6.2% to $2,329,528 from $2,192,571 in 2007 and grew 11.9% in 2007 to $2,192,571 from $1,958,588 in 2006. On a constant dollar basis our operating revenue growth was 3.1% in 2008 and 8.1% in 2007. Acquisitions completed in 2008 and 2007, on a constant dollar basis, contributed 1.9 percentage points of our operating revenue growth during 2008, while acquisitions completed in 2007 and 2006, on a constant dollar basis contributed 2.0 percentage points of our operating revenue growth during 2007. The increases in our operating revenue for both 2008 and 2007 resulted from growth in revenue due to higher purchases of products and C&S offerings from existing customers in all three of our business lines, together with the effect of approximately $70,000 of currency translation for 2008 as compared to 2007 and approximately $73,000 of currency translation for 2007 as compared to 2006. On a constant dollar basis, our Sales Force Effectiveness and Launch, Brand Management and Other business lines grew in 2008 as compared to 2007 and all our business lines grew in 2007 as compared to 2006.

SUMMARY OF OPERATING REVENUE

	Years ended December 31,			% Variance 2008 vs. 2007		% Variance 2007 vs. 2006
	2008	2007	2006	Reported	Constant Dollar	Reported	Constant Dollar
Sales Force Effectiveness	$1,057,085	$1,004,351	$927,218	5.3%	1.8%	8.3%	4.9%
Portfolio Optimization	653,567	634,566	522,070	3.0	0.0	21.5	17.7
Launch, Brand and Other	618,876	553,654	509,300	11.8	9.3	8.7	3.8

Operating Revenue	$2,329,528	$2,192,571	$1,958,588	6.2%	3.1%	11.9%	8.1%

  •
  Sales Force Effectiveness:  The Americas contributed three-quarters and Asia Pacific contributed one-quarter to the constant dollar revenue growth in 2008. The Americas contributed more than one-half and Asia Pacific contributed more than one-quarter to the constant dollar revenue growth in 2007.

  •
  Portfolio Optimization:  Asia Pacific was the primary contributor to the constant dollar revenue growth in 2008 completely offset by a revenue decline in Europe, the Middle East and Africa (EMEA). The Americas contributed more than one-half and EMEA contributed more than one-third to the constant dollar revenue growth in 2007.

  •
  Launch, Brand Management and Other:  The Americas and EMEA each contributed about one-half to the constant dollar revenue growth in 2008. EMEA contributed more than one-half and the Americas contributed more than one-third toward the constant dollar revenue growth in 2007.

        C&S revenue, as included in the business lines above, was $542,781 in 2008, up 10.2% from $492,327 in 2007 (up 7.8% on a constant dollar basis). Approximately two-thirds of the C&S revenue growth for 2008 was attributable to acquisitions completed in 2008 and 2007. C&S revenue was $492,327 in 2007, up 36.9% from $359,525 in 2006 (up 21.0% on a constant dollar basis). Approximately one-half of the 2007 C&S revenue growth was attributable to acquisitions completed in 2007 and 2006.

OPERATING COSTS OF INFORMATION AND ANALYTICS

        Operating costs of information and analytics ("I&A") include costs of data, data collection and processing and costs attributable to personnel involved in production, data management and delivery of our I&A offerings.

        Our operating costs of I&A grew 6.1% to $756,597 in 2008 from $713,168 in 2007. In 2007, our operating costs of I&A grew 8.1% to $713,168 from $659,841 in 2006.

  •
  Foreign Currency Translation:  The effect of foreign currency translation increased our operating costs of I&A by approximately $22,000 in 2008 as compared to 2007 and by approximately $29,000 for 2007 as compared to 2006.

        Excluding the effect of foreign currency translation, our operating costs of I&A grew 3.1% in 2008 compared to 2007 and grew 3.6% in 2007 as compared to 2006.

  •
  Data:  Data costs increased by approximately $20,000 in 2008 as compared to 2007. Data costs increased by approximately $35,000 in 2007 as compared to 2006.

  •
  Production, Client Services and Other:  Production, client services and other costs increased by approximately $2,000 in 2008 compared to 2007. Production, client services and other costs decreased by approximately $10,000 in 2007 compared to 2006.

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

        Our direct and incremental costs of C&S grew 12.8% to $275,513 in 2008 from $244,289 in 2007. Our direct and incremental costs of C&S grew 29.3% to $244,289 in 2007 from $188,939 in 2006.

  •
  Foreign Currency Translation:  The effect of foreign currency translation increased our direct and incremental costs of C&S by approximately $7,000 in 2008 as compared to 2007 and by approximately $10,000 for 2007 as compared to 2006.

        Excluding the effect of foreign currency translation, our direct and incremental costs of C&S grew 10.3% in 2008 compared to 2007 and grew 23.6% in 2007 as compared to 2006.

  •
  C&S costs increased by approximately $25,000 in 2008 as compared to 2007 and approximately $45,000 in 2007 as compared to 2006 due to increased labor, accommodations and primary market research data expense, all directly related to C&S revenue growth.

EXTERNAL-USE SOFTWARE AMORTIZATION

        Our external-use software amortization charges represent the amortization associated with software we capitalized under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Our external-use software amortization charges grew 2.3% to $49,728 in 2008 from $48,609 in 2007 due to increased software amortization associated with new products. Our external-use software amortization charges grew 12.3% to $48,609 in 2007 from $43,297 in 2006 due to increased software amortization associated with new products.

SELLING AND ADMINISTRATIVE EXPENSES

        Our selling and administrative expenses consist primarily of the expenses attributable to sales, marketing and administration, including human resources, legal, management and finance. Our selling and administrative expenses grew 3.7% in 2008, to $650,341 from $626,888 in 2007. Absent the Government Solutions charge discussed above, our non-GAAP selling and administrative expenses would have grown 3.1% in 2008 compared to 2007 (see "Reconciliation of U.S. GAAP Measures to Non-GAAP Measures" at the end of this Item 7). Our selling and administrative expenses grew 15.6% in 2007, to $626,888 from $542,524 in 2006.

  •
  Foreign Currency Translation:  The effect of foreign currency translation increased our selling and administrative expenses by approximately $9,000 for 2008 as compared to 2007 and by approximately $25,000 for 2007 as compared to 2006.

        Excluding the effect of foreign currency translation and the Government Solutions charge, our non-GAAP selling and administrative expenses grew 1.7% in 2008 compared to 2007. Excluding the effect of foreign currency translation, our selling and administrative expenses grew 10.7% in 2007 as compared to 2006.

  •
  Sales and Marketing:  Sales and marketing expense decreased by approximately $5,000 in 2008 as compared to 2007 and increased by approximately $15,000 in 2007 as compared to 2006.

  •
  Consulting and Services:  C&S expenses increased by approximately $1,000 in 2008 as compared to 2007. Absent the Government Solutions charge, C&S expenses would have decreased by approximately $3,000 in 2008 as compared to 2007. C&S expenses increased by approximately $43,000 in 2007 as compared to 2006.

  •
  Administrative and Other:  Administrative and other expenses increased by approximately $18,000 in 2008 as compared to 2007 and increased by approximately $1,000 in 2007 as compared to 2006.

DEPRECIATION AND OTHER AMORTIZATION

        Our depreciation and other amortization charges increased 15.4% to $89,636 in 2008 from $77,648 in 2007, due to increased depreciation related to new facilities and technology to upgrade our financial and sales opportunity tracking systems and increased amortization related to internal-use software. Our depreciation and other amortization charges increased 5.2% to $77,648 in 2007 from $73,785 in 2006 due to internal-use software additions.

SEVERANCE, IMPAIRMENT AND OTHER CHARGES

        During the fourth quarter of 2008, we recorded a $9,408 non-cash charge in severance, impairment and other charges related to the write-off of certain capitalized software assets resulting from the discontinuation of certain products in our EMEA and Asia Pacific regions at the end of 2008. During the fourth quarter of 2007, we recorded an $88,690 pretax charge for severance, impairment and other charges related to a plan to streamline the business. The charge consisted of termination benefits for approximately 1,070 employees worldwide as well as asset impairment charges and related contract payments to be incurred with no future economic benefit based on our decision to abandon certain products in our EMEA region. See Note 6 to our Consolidated Financial Statements.

MERGER COSTS

        During 2006, we incurred merger costs of $6,016 for investment banker fees and expenses related to a payment received from The Nielsen Company ("Nielsen"), formerly known as VNU N.V., a Dutch company in accordance with the terms of the merger termination agreement (see Other Income (Expense), net below). See Note 16 to our Consolidated Financial Statements for a description of the events surrounding the terminated merger with Nielsen.

TRENDS IN OUR OPERATIONS

        Our operating margin for 2008 was 21.4%, as compared to 17.9% in 2007. In 2008 and 2007 we incurred severance, impairment and other charges of $9,408 and $88,690, respectively, as discussed above. In addition, in 2008 we incurred a $3,700 charge related to our Government Solution business (see Note 15 to our Consolidated Financial Statements). Excluding these charges, our non-GAAP operating margin remained constant at 22.0% in 2008 compared to 2007 (see "Reconciliation of U.S. GAAP Measures to Non-GAAP Measures" at the end of this Item 7).

        Our operating margin for 2007 was 17.9%, as compared to 22.7% in 2006. The decrease in our operating margin was partly due to the 2007 charge for severance, impairment and other. Excluding the 2006 merger costs and the 2007 charge for severance, impairment and other, our non-GAAP operating margin decreased from 23.0% in 2006 to 22.0% in 2007 (see "Reconciliation of U.S. GAAP Measures to Non-GAAP Measures" at the end of this Item 7). A decrease of approximately 0.2 percentage points in operating margin for 2007 was due to foreign exchange fluctuations. In addition, margins were negatively impacted by increased cost of data and our continuing investments in new products and C&S capabilities.

        Recent acquisitions have also had an adverse effect on our operating margins due to the fact that some of the small businesses we acquired have historically experienced lower operating margins than ours, and the revenue and cost synergies that we incorporate into our business plans are not all immediately realized. We also experience higher amortization of acquired intangible assets in the first years after completing an acquisition and may incur additional costs in integrating the acquired operations into ours, both of which tend to increase our costs and thus decrease our operating margins in the initial years of each completed acquisition.

        We have several offerings in the U.S. that utilize prescriber-identifiable information. Over the past several years, there have been a number of state legislative initiatives seeking to impose restrictions on the commercial use of such information. To date, three states, New Hampshire, Vermont and Maine, have passed laws placing certain restrictions on the license, use or transfer of prescriber-identifiable information for commercial purposes. Collectively, these three states represent approximately one percent of prescription activity in the U.S. and therefore the impact of these laws on our business, financial condition and results of operations is not expected to be material. However, as of February 24, 2009, eighteen states were considering similar legislation. For additional information regarding the status of the laws passed in the three states noted above and related developments in these other states, see "Risk Factors—Laws restricting the use of information may restrict our product and service offerings" and "Data protection and privacy laws may restrict our current and future activities."

NON-OPERATING (LOSS) INCOME, NET

        Our non-operating loss, net increased to $83,216 in 2008 from a loss of $43,684 in 2007. Our non-operating loss, net increased to $43,684 in 2007 from a net gain of $4,559 in 2006. The annual changes were due to the following factors:

        Interest Expense, net:    Net interest expense was $34,451 in 2008, compared with $29,746 in 2007 due to higher debt levels. Net interest expense was $29,746 in 2007, compared with $34,972 in 2006 due to lower borrowing costs.

        Gains from Investments, net:    Gains from investments, net, totaled $379 in 2008 compared to $2,317 in 2007 and $2,250 in 2006. The net gain in 2008 was a result of the sale of marketable securities. The net gain in 2007 was a result of the final distribution from our Enterprise portfolio, offset by related management fees, and the sale of marketable securities and venture capital investments. The net gain in 2006 was a result of the sale of our investment in Allscripts Healthcare

Solutions, Inc., partially offset by management fees related to our Enterprise portfolio and write-downs related to other-than-temporary declines in the value of our venture capital investments.

        Other (Expense) Income, net:    Other expense, net, grew by $32,889 in 2008 to expense of $49,144 from expense of $16,255 in 2007. This growth is the result of a foreign exchange loss of $16,071 related to the liquidation of non-functional currency Venezuela Bolívars held at our Swiss operating subsidiary (see Note 9 to our Consolidated Financial Statements), partially offset by a $4,041 gain related to the sale of certain assets in our Latin America region (see Note 4 to our Consolidated Financial Statements) in 2008. In addition, this growth is a result of net foreign exchange losses of $29,260 and minority interest expense of $7,702 in 2008 compared with net foreign exchange losses of $9,565 and minority interest expense of $7,795 in 2007. Other expense, net, grew by $53,536 in 2007 to expense of $16,255 from income of $37,281 in 2006 due to the receipt of $45,000 in 2006 from Nielsen as result of the agreement to terminate the proposed merger (see Note 16 to our Consolidated Financial Statements). In addition, this growth is a result of net foreign exchange losses of $9,565 and minority interest expense of $7,795 in 2007, compared with net foreign exchange losses of $6,074 and minority interest expense of $4,517 in 2006.

TAXES

        Our effective tax rate was 25.0% in 2008, compared with 33.1% in 2007 and 29.7% in 2006. Our effective tax rate for 2008 was favorably impacted by approximately $20,700 as a result of a non-U.S. reorganization involving several IMS subsidiaries, $11,000 due to audit settlements with taxing authorities, $9,700 as a result of the termination of a non-U.S. agreement, $9,700 in connection with the resolution of certain legacy tax matters (see Note 15 to our Consolidated Financial Statements) and $4,400 due to the expiration of certain statutes of limitation.

        For the twelve months ended December 31, 2008 we recorded approximately $18,800 of tax expense related to unrecognized tax benefits that if recognized, would favorably affect the effective tax rate. Included in this amount is $9,200 of interest and penalties.

        The IRS concluded its audit of our 2004 and 2005 federal income tax returns during the second quarter of 2008. The resolution of the audit resulted in a tax payment of approximately $5,300 for which a reserve had been previously established. We file numerous consolidated and separate income tax returns in the U.S. (federal and state) and non-U.S. jurisdictions. With one exception, we are no longer subject to U.S. federal income tax examination by tax authorities for years before 2004. With respect to that exception, we and the IRS have entered into an agreement to resolve the outstanding issues related thereto; however the statute of limitations with respect to that matter has not yet expired (see Note 15 to our Consolidated Financial Statements, D&B Legacy Related Tax Matters, The Partnership (Tax Year 1997)). We are no longer subject to state and local income tax examination by tax authorities for years before 1997. Further, with few exceptions, we are no longer subject to examination by tax authorities in our material non-U.S. jurisdictions prior to 2003. It is reasonably possible that within the next twelve months we could realize approximately $22,400 of unrecognized benefits as a result of the expiration of certain statutes of limitation.

        The effective tax rate for 2007 was impacted by a tax reduction of approximately $16,500 arising from a favorable non-U.S. audit settlement for tax years 1998 through 2002, a tax charge of $7,500 to revalue net deferred tax assets arising from the enactment of the German 2008 Business Tax Reform Act which reduced the German federal tax rate from 25% to 15% and a tax reduction of $12,440 arising from a reorganization of certain non-U.S. subsidiaries.

        On January 1, 2007 we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). As a result of this adoption, we recognized an increase in liabilities for uncertain tax positions of approximately $51,800 and a corresponding reduction to the January 1, 2007 retained earnings balance. As of the adoption date, we had $117,200 of gross unrecognized tax benefits and interest and penalties of $13,500. We recognize interest expense and penalties related to unrecognized tax benefits in income tax expense.

        The effective tax rate for 2006 was favorably impacted by approximately $69,200 primarily due to a U.S. partnership audit settlement for the tax years 1998 through 2003 and a U.S. corporate audit settlement of $17,600 for the tax years 2000 through 2003. The effective tax rate was also impacted by $27,650 of tax expense associated with a reorganization of certain non-U.S. subsidiaries, of which $6,200 was incurred in the fourth quarter. Further, $24,900 of tax expense was recorded in 2006 related to disputes between us and NMR, on the one hand, and Donnelley and certain of its former affiliates on the other hand, as to the proper interpretation and allocation, of tax liabilities under the 1996 Spin-Off agreements (see Note 15 to our Consolidated Financial Statements).

        For all periods presented, our effective tax rate was reduced as a result of global tax planning initiatives. While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate.

OPERATING RESULTS BY GEOGRAPHIC REGION

        The following represents selected geographic information for the regions in which we operate as of and for the years ended December 31, 2008, 2007 and 2006.

	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total IMS
Year Ended December 31, 2008:
Operating Revenue(4)	$1,017,423	$984,385	$327,720	—	$2,329,528
Operating Income (Loss)(5)	$313,543	$125,364	$121,475	$(62,077)	$498,305
Total Assets	$779,437	$848,014	$225,556	$234,130	$2,087,137

Year Ended December 31, 2007:
Operating Revenue(4)	$975,754	$925,405	$291,412	—	$2,192,571
Operating Income (Loss)(5)	$326,283	$117,610	$111,119	$(161,733)	$393,279
Total Assets	$773,857	$982,998	$216,021	$271,328	$2,244,204

Year Ended December 31, 2006:
Operating Revenue(4)	$881,392	$812,153	$265,043	—	$1,958,588
Operating Income (Loss)(5)	$296,313	$109,449	$106,269	$(67,845)	$444,186
Total Assets	$648,989	$897,152	$178,284	$182,169	$1,906,594

Notes to Geographical Financial Information:

(1)
Americas includes the United States, Canada and Latin America. Operating Revenue in the United States was $842,004, $801,017, and $717,603 in 2008, 2007 and 2006, respectively, and Total Assets were $644,786, $613,146, and $519,913 in 2008, 2007 and 2006, respectively.

(2)
EMEA includes countries in Europe, the Middle East and Africa.

(3)
Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region.

(4)
Operating Revenue relates to external customers and is based on the location of the customer. The Operating Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)
Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions' profitability. The Operating Income amounts for the geographic segments include the impact of foreign exchange in converting results into U.S. dollars. For the year ended

  December 31, 2008, Severance, impairment and other charges of $4,684 and $4,724 for EMEA and Asia Pacific, respectively, are presented in Corporate & Other. For the year ended December 31, 2007, Severance, impairment and other charges of $16,217, $62,849, and $4,386 for the Americas, EMEA, and Asia Pacific, respectively, are presented in Corporate and Other.

AMERICAS REGION

        Operating revenue growth in the Americas region was 4.3% in 2008 compared to 2007 and 10.7% in 2007 versus 2006. Excluding the effect of foreign currency translations, operating revenue grew 4.1% in 2008 compared to 2007 and 9.9% in 2007 compared to 2006. The revenue growth in 2008 was driven one-third by Sales Force Effectiveness and more than one-half by Launch, Brand Management and Other. The revenue growth in 2007 was driven more than one-quarter by Sales Force Effectiveness and more than one-half by Portfolio Optimization.

        Operating income in the Americas region declined 3.9% in 2008 compared to 2007. Operating income in the Americas region grew 10.1% in 2007 compared to 2006. The operating income decline in 2008 compared to 2007 reflects revenue growth in the region more than offset by increases in operating expenses of $54,000. Excluding the effect of foreign currency translations and the Government Solutions charge (see Note 15 to our Consolidated Financial Statements), non-GAAP operating income declined by 2.8% in 2008 as compared to 2007.

EMEA REGION

        Operating revenue in the EMEA region grew 6.4% in 2008 compared to 2007 and 13.9% in 2007 compared to 2006. Excluding the effect of foreign currency translations, operating revenue grew 1.5% in 2008 compared to 2007 and 6.4% in 2007 compared to 2006. The revenue growth in 2008 was driven by Launch, Brand Management and Other. The growth in 2007 was driven more than one-quarter by Launch, Brand Management and Other and more than one-half by Portfolio Optimization.

        Operating income in the EMEA region grew 6.6% in 2008 compared to 2007 and 7.5% in 2007 compared to 2006. The operating income growth reflects revenue growth in the region offset by increases in operating expenses of $51,000. Excluding the effect of foreign currency translations, operating income declined by 11.4% in 2008 as compared to 2007.

ASIA PACIFIC REGION

        Operating revenue in the Asia Pacific region grew by 12.5% in 2008 compared to 2007 and 9.9% in 2007 compared to 2006. Excluding the effect of foreign currency translations, operating revenue grew 5.0% in 2008 compared to 2007 and 7.9% in 2007 compared to 2006. The revenue growth in 2008 was driven more than two-thirds by Portfolio Optimization and more than one-quarter by Sales Force Effectiveness. Sales Force Effectiveness was responsible for more than one-half and Portfolio Optimization was responsible for more than one-third of the revenue growth in 2007.

        Operating income in the Asia Pacific region increased by 9.3% in 2008 compared to 2007 and 4.6% in 2007 compared to 2006. The operating income growth reflects revenue growth in the region offset by increases in operating expenses of $26,000. Excluding the effect of foreign currency translations, operating income grew by 1.1% in 2008 compared to 2007.

How Exchange Rates Affect Our Results

        We operate globally, deriving a significant portion of our operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results. We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations. In 2008, foreign currency translation increased U.S. dollar revenue growth by approximately 3.1 percentage points, while the impact on operating income growth was an approximate increase of 8.4 percentage points. In 2007, foreign currency translation increased U.S. dollar revenue growth by approximately 3.8 percentage points, while the impact on operating income growth was an approximate increase of 0.2 percentage points.

        Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Swiss Franc. Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are charged or credited to Cumulative translation adjustment in the Consolidated Statements of Shareholders' Equity. The effect of exchange rate changes during 2008 decreased the U.S. dollar amount of Cash and cash equivalents by $14,529. The effect of exchange rate changes during 2007 increased the U.S. dollar amount of Cash and cash equivalents by $17,442. The effect of exchange rate changes during 2006 increased the U.S. dollar amount of Cash and cash equivalents by $5,110.

Liquidity and Capital Resources

        Cash and cash equivalents decreased by $2,567 during 2008 to $215,682 at December 31, 2008 compared to $218,249 at December 31, 2007. The decrease reflects cash provided by operating activities of $420,654, partially offset by cash used in investing activities of $178,114, cash used in financing activities of $230,578 and a decrease of $14,529 due to the effects of exchange rate changes.

        We currently expect that we will use our Cash and cash equivalents primarily to fund:

  •
  development of software to be used in our new products and capital expenditures to expand and upgrade our information technology capabilities and to build or acquire facilities to house our business (we currently expect to spend approximately $110,000 to $135,000 during 2009 for software development and capital expenditures);

  •
  acquisitions (see Note 4 to our Consolidated Financial Statements);

  •
  dividends to our shareholders (we expect 2009 dividends will be $0.12 per share or approximately $22,000);

  •
  payments of approximately $22,600 related to our fourth quarter 2007 restructuring charge (see Note 6 to our Consolidated Financial Statements);

  •
  payments for tax-related matters, including the D&B Legacy Tax Matters discussed further in Note 15 to our Consolidated Financial Statements. Payments for certain of the D&B Legacy Tax Matters could be up to approximately $20,300 in 2009;

  •
  pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $11,000 in 2009) (see Note 10 to our Consolidated Financial Statements); and

  •
  share repurchases (see Note 14 to our Consolidated Financial Statements).

        Net cash provided by operating activities amounted to $420,654 for the year ended December 31, 2008, a decrease in cash provided of $46,234 over the comparable period in 2007. The decrease relates to higher 2008 payments and higher 2007 accruals related to the fourth quarter 2007 restructuring plan (See Note 6 to our Consolidated Financial Statements), higher funding of accounts payable and accrued and other current liabilities and lower deferred revenue balances, partially offset by higher net income and lower accounts receivable balances. The decrease in accounts receivable was driven by a decrease in DSO (days sales outstanding) which was approximately 9 days lower in 2008 as compared to 2007 as a result of improved collections and receivables management.

        Net cash used in investing activities amounted to $178,114 for the year ended December 31, 2008, a decrease in cash used of $94,094 over the comparable period in 2007. The decrease relates to lower payments for acquisitions of $39,895, lower capital expenditures of $24,830, lower costs for the development of software of $26,312 and proceeds of $5,272 from the sale of capital assets in 2008 as compared to 2007.

        Net cash used in financing activities amounted to $230,578 for the year ended December 31, 2008, an increase in cash used of $79,359 over the comparable period in 2007. This increase was due to lower net borrowings of debt of $167,135 and lower proceeds from the exercise of employee stock options of $137,607, partially offset by lower purchase of treasury stock of $228,433 in 2008 as compared to 2007.

        Financing activities include cash dividends paid of $0.12 per share annually ($0.03 per share quarterly) in 2008 and 2007, which amounted to $22,183 and $23,886 during 2008 and 2007, respectively. The payments and level of cash dividends by IMS are subject to the discretion of the Board of Directors of IMS. Any future dividends, other than the $0.03 per share dividend for the first quarter of 2009, which was declared by the Board of Directors of IMS in February 2009, will be based on, and affected by, a number of factors, including the operating results and financial requirements of IMS.

        IMS, together with two of its wholly-owned subsidiaries and two third-party investors, entered into an agreement (the "LLC Agreement") whereby such third-party investors have contributed $100,000 to, and have held a minority interest in, IMS Health Licensing Associates, L.L.C. (the "LLC"). Under the terms of the LLC Agreement, the third-party investors have the right to take steps that would result in the liquidation of their membership interests in the LLC on June 30, 2009. This right may be accelerated if certain events occur as set forth in the LLC Agreement. If the third-party investors decide to liquidate their ownership interests in the LLC, we will attempt to replace the third-party investors, or if unsuccessful, purchase these ownership interests. See Note 7 to our Consolidated Financial Statements.

Capital and Credit Markets

        As the capital and credit markets have worsened, we have performed additional assessments to determine the impact, if any, on our financial statements of recent market developments, including the bankruptcy, restructuring or merging of certain financial companies. Our additional assessments included a review of access to liquidity in the capital and credit markets and financial institution counterparty creditworthiness. Based on our assessment, we currently believe we have sufficient liquidity and access to credit despite the current disruption of the capital and credit markets. However, the recent unprecedented volatility in capital and credit markets may create additional risks in the upcoming years.

Liquidity in the Capital and Credit Markets

        We believe we have sufficient liquidity despite the current disruption of the capital and credit markets. We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from continuing operations and our diversified credit facility ($417,105 in aggregate commitment available as of December 31, 2008). While not significant to us to date, disruptions in capital and credit markets may result in increased borrowing costs in the future.

Credit Concentrations

        We continually monitor our positions with, and the credit quality of, the financial institutions which are counterparties to our financial instruments and do not anticipate non-performance by the counterparties. We would not have realized a material loss during the year ended December 31, 2008 in the event of non-performance by any one counterparty. In general, we enter into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, we limit the amount of credit exposure with any one institution. Particularly in light of the current credit environment, management will continue to monitor the status of these counterparties and will take action, as appropriate, to further manage its counterparty credit risk.

        We maintain accounts receivable balances ($382,776 and $415,926, net of allowances, at December 31, 2008 and 2007, respectively), principally from customers in the pharmaceutical industry.

Our trade receivables do not represent significant concentrations of credit risk at December 31, 2008 due to the credit worthiness of our customers and their dispersion across many geographic areas.

Stock Repurchase Programs

        Our share repurchase program has been developed to buy opportunistically, when we believe that our share price provides us with an attractive use of our cash flow and debt capacity.

        On December 18, 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000 shares. As of December 31, 2008, 9,505 shares remained available for repurchase under the December 2007 program.

        On December 19, 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in November 2007 at a total cost of $287,072.

        On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares. This program was completed in May 2007 at a total cost of $799,906.

        During 2008, we repurchased 10,495 shares of outstanding Common Stock under these programs at a total cost of $238,046.

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

        These shares repurchases positively impacted our diluted earnings per share by $0.06, $0.01 and $0.08 for the years ended December 31, 2008, 2007 and 2006, respectively.

        Shares acquired through our repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with SEC Rule 10b-18, with the exception of purchases pursuant to the 2006 and 2007 ASR.

        Under our Restated Certificate of Incorporation as amended, we have authority to issue 820,000 shares with a par value of $.01 per share of which 800,000 represent shares of Common Stock, 10,000 represent shares of preferred stock and 10,000 represent shares of Series Common Stock. The preferred stock and Series Common Stock can be issued with varying terms, as determined by the Board of Directors.

Debt

        In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us with a reasonable amount of financial flexibility. At December 31, 2008, our debt totaled $1,404,199, and management does not believe that this level of debt poses a material risk to us due to the following factors:

  •
  in each of the last three years, we have generated strong net cash provided by operating activities in excess of $350,000;

  •
  at December 31, 2008, we had $215,682 in worldwide cash and cash equivalents;

  •
  at December 31, 2008, we had $417,105 of unused debt capacity under our existing bank credit facilities; and

  •
  we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

        The following table summarizes our long-term debt at December 31, 2008 and December 31, 2007:

	2008	2007
4.6% Private Placement Notes, principal payment of $150,000 due January 2008, net of interest rate swaps of $(981)	$—	$149,019
5.58% Private Placement Notes, principal payment of $105,000 due January 2015	105,000	—
5.99% Private Placement Notes, principal payment of $135,000 due January 2018	135,000	—
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000
1.70% Private Placement Notes, principal payment of 34,395,000 Japanese Yen due January 2013	381,304	300,787
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 1.35%	435,895	397,973
Swiss Franc denominated borrowings	—	54,730
U.S. Dollar denominated borrowings at average floating rates of approximately 1.37%	147,000	100,700
Bank Term Loan, principal payment of $50,000 due June 2010 at average floating rate of approximately 0.78%	50,000	50,000

Total Long-Term Debt	$1,404,199	$1,203,209

        In February 2008, we closed a private placement transaction pursuant to which we issued $105,000 of seven-year debt at a fixed rate of 5.58%, and $135,000 of ten-year debt at a fixed rate of 5.99% to several highly rated insurance companies. We used the proceeds for share repurchases (see Note 14 to our Consolidated Financial Statements) and to refinance existing debt.

        In July 2006, we entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks ("Revolving Credit Facility") replacing our existing $700,000 facility. The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits. Total borrowings under the Revolving Credit Facility were $582,895 and $553,403 at December 31, 2008 and December 31, 2007, respectively, all of which were classified as long-term. We define long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement. In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 40 basis points and can vary based on our Debt to EBITDA ratio. The weighted average interest rates for our lines were 1.36% and 2.16% at December 31, 2008 and December 31, 2007, respectively. In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.01%. At December 31, 2008, we had approximately $417,105 available under our existing bank credit facilities.

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

        In January 2003, we closed a private placement transaction pursuant to which we issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%. We used the proceeds to pay down existing short-term debt. We also swapped $100,000 of our fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points. We accounted for these swaps as fair value hedges. We determined the fair values based on estimated prices quoted by financial institutions. The fair values of these swaps were $(981) as of December 31, 2007. These notes and the related swaps matured and were paid off in January 2008. Although these notes were due within 365 days at December 31, 2007, we classified the notes as long-term at December 31, 2007 as we had the ability and intent to refinance these notes with another long-term debt arrangement.

        Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges. At December 31, 2008, we were in compliance with these financial debt covenants.

Severance, Impairment and Other Charges

        During the fourth quarter of 2008, we recorded $9,408 of non-cash impairment charges as a component of operating income related to the write-off of certain capitalized software assets in our EMEA and Asia Pacific regions. This was the result of the discontinuation of certain IMS products at the end of 2008.

        In response to healthcare marketplace dynamics, during the fourth quarter of 2007, we committed to a restructuring plan designed to eliminate approximately 1,070 positions worldwide in production and development, sales, marketing, C&S and administration. The plan also included the write-down of two impaired computer software assets and related contract payments to be incurred with no future economic benefit based on our decision to abandon certain products in our EMEA region. As a result, we recorded $88,690 of Severance, impairment and other charges as a component of operating income in the fourth quarter of 2007. The severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

        These charges were designed to strengthen client-facing operations worldwide, increase our operating efficiencies and streamline our cost structure. Some of the initiatives included in this plan are designed to better align our resources to help clients manage for change in a challenging climate.

        The severance and contract payments portion of the charge was approximately $75,043 and will all be settled in cash. To date, termination actions under this plan have been substantially completed.

	Severance related reserves	Contract related reserves	Asset write-downs	Currency translation adjustments	Total
Charge at December 31, 2007	$71,583	$3,460	$13,647	$—	$88,690
2007 utilization	—	—	(13,647)	—	(13,647)
2008 utilization	(48,645)	(2,150)	—	—	(50,795)
Currency translation adjustment	—	—	—	(1,618)	(1,618)

Balance at December 31, 2008	$22,938	$1,310	$—	$(1,618)	$22,630

        We currently expect that cash outlays will be applied against the $22,630 balance remaining in the 2007 fourth quarter charge at December 31, 2008 as follows:

Year Ended December 31,	Outlays
2009	$21,204
2010	1,231
2011	195

Total	$22,630

        During the fourth quarter of 2001, we completed the assessment of our Competitive Fitness Program. This program was designed to streamline operations, increase productivity and improve client service. In connection with this program, we recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income. As of December 31, 2008, approximately $1,105 remains to be utilized from 2008 to 2013 related to severance payments.

        In the first quarter of 2007, we reversed $640 of contract-related reserves from the fourth quarter 2001 charge due primarily to the termination and settlement of exit related costs for an impaired lease. These amounts were reversed against Selling and administrative expenses in the Condensed Consolidated Statements of Income.

	Severance related reserves	Contract Related reserves	Asset write- downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 – 2005 utilization	(37,070)	(22,315)	(29,602)	(88,987)
2006 utilization	(264)	(1,887)	—	(2,151)
2007 utilization	(263)	(1,208)	—	(1,471)
2007 reversals	—	(640)	—	(640)
2008 utilization	(262)	—	—	(262)
Adjustments	(688)	(274)	962	—

Balance at December 31, 2008	$1,105	$—	$—	$1,105

        We currently expect that the $1,105 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

Year Ended December 31,	Outlays
2009	$262
2010	262
2011	262
2012	262
2013	57

Total	$1,105

Contractual Obligations

        Our contractual obligations include facility leases, agreements to purchase data and telecommunications services, leases of certain computer and other equipment and projected pension and other postretirement benefit plan contributions. At December 31, 2008, the minimum annual payment under these agreements and other contracts that have initial or remaining non-cancelable terms in excess of one year are as listed in the following table:

	Year
	2009	2010	2011	2012	2013	Thereafter	Total
Operating Leases(1)	$36,805	$33,017	$30,343	$26,461	$17,925	$45,179	$189,730
Data Acquisition and Telecommunication Services(2)	165,405	109,368	71,567	35,867	18,400	61	400,668
Computer and Other Equipment Leases(3)	17,059	10,911	4,723	1,187	90	649	34,619
Projected Pension and Other Postretirement Benefit Plan Contributions(4)	11,410	—	—	—	—	—	11,410
Long-term Debt(5)	33,798	33,798	662,550	25,512	403,845	412,271	1,571,774
Other Long-term Liabilities Reflected on Consolidated Balance Sheet(6)	34,056	14,749	14,279	17,182	16,906	104,741	201,913

Total	$298,533	$201,843	$783,462	$106,209	$457,166	$562,901	$2,410,114

(1)
Rental expense under real estate operating leases for the years 2008, 2007 and 2006 was $35,028, $35,646 and $26,073, respectively.

(2)
Expense under data and telecommunications contracts for the years 2008, 2007 and 2006 was $182,819, $165,230 and $145,082, respectively.

(3)
Rental expense under computer and other equipment leases for the years 2008, 2007 and 2006 was $20,723, $24,299 and $23,021, respectively. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.

(4)
Our contributions to pension and other postretirement benefit plans for the years 2008, 2007 and 2006 were $12,120, $9,473 and $17,964, respectively. The estimated contribution amount shown for 2009 includes both required and discretionary contributions to funded plans as well as benefit payments from unfunded plans. The majority of the expected contribution shown for 2009 is required.

(5)
Amounts represent the principal balance plus estimated interest expense based on current interest rates under our long-term debt (see Note 9 to our Consolidated Financial Statements).

(6)
Includes estimated future funding requirements related to pension and postretirement benefits (see Note 10 to our Consolidated Financial Statements) and the long-term portions of the 2001 severance, impairment and other charges (see Note 6 to our Consolidated Financial Statements). As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: long-term tax liabilities ($11,850), deferred taxes ($69,271), FIN 48 tax liability ($94,281) and other sundry items ($7,715).

        Under the terms of certain purchase agreements related to acquisitions made since 2002, we may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2008 and 2009. Substantially all of these additional payments will be recorded as goodwill in accordance with EITF No. 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination." We paid approximately $19,300 under these contingencies during 2008. Based on current estimates, we expect that additional contingent consideration under these agreements may total approximately $3,300. It is expected that these contingencies will be resolved within a specified time period after the end of each respective calendar year for 2008 and 2009.

Off-Balance Sheet Obligations

        As of December 31, 2008, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of SEC Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

        The contractual value of our hedging instruments was approximately $409,090 at December 31, 2008. The fair value of these hedging instruments is subject to change as a result of potential changes in foreign exchange rates. We assess our market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values based on a hypothetical 10% change in currency rates. The potential loss in fair value for foreign exchange rate-sensitive instruments, all of which were foreign currency forward contracts, based on a hypothetical 10% decrease in the value of the U.S. dollar or, in the case of non-dollar-related instruments, the currency being purchased, was $16,252 at December 31, 2008. However, the change in the fair value of foreign exchange rate-sensitive instruments would likely be offset by a change in the fair value of the asset or liability being hedged. The estimated fair values of the foreign exchange risk management contracts were determined based on quoted market prices.

        We also borrow funds and since the interest rate associated with those borrowings changes over time, we are subject to interest rate risk. We have not hedged all of this exposure. We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the increase in annual interest expense based on a hypothetical 1% increase in interest rates. This would have amounted to approximately $5,569 at December 31, 2008.

Forward-Looking Statements and Risk Factors

        This Annual Report on Form 10-K, as well as information included in oral statements or other written statements made or to be made by us, contain statements that, in our opinion, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "project," "estimate," "will," "may," "should," "future," "predicts," "potential," "continue" and similar expressions identify these forward-looking statements, which appear in a number of places in this Annual Report on Form 10-K and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, foreign currency conversion and all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers. Investors are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements. These risks and uncertainties include, but are not limited to:

  •
  risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks—we derived approximately 64% of our operating revenue in 2008 from non-U.S. operations;

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

  •
  conditions in the securities markets that may affect the value or liquidity of portfolio investments; and management's estimates of lives of assets, recoverability of assets, fair market value, estimates of liabilities and accrued income tax benefits and liabilities;

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

        REVENUE RECOGNITION.    We recognize revenue when the following criteria have been met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller's price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

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

        We enter into barter transactions in the normal course in which we exchange data for data, or data for other services such as advertising, software licenses and panel recruitment. We recognize revenue from barter transactions as our products are delivered or services are performed. The related barter expense is recognized as the products or services are utilized by us, the majority of which is in the same accounting period as the related barter revenue. Barter transactions are valued based on either the fair value of the products or services received by us or the fair value of the information or services delivered to customers, whichever is more clearly evident. Our barter revenues have accounted for approximately 4% to 5% of total consolidated revenues in each of the three years ended December 31, 2008.

        We present our revenues net of taxes assessed by government authorities.

        Payment terms vary by customer, but are typically stipulated in the contract and are generally net 30 days from date of invoice. We generally do not offer extended payment terms. Advance payments from customers are credited to Deferred revenues and reflected in Operating Revenue as earned over the contract term. Included in Accounts receivable, net in the Consolidated Statements of Financial Position are unbilled receivables, which represent revenues for products delivered or services performed that have not yet been invoiced to the customer. Unbilled receivables are generally invoiced within the following month.

        For further discussion of our products and services please refer to the "Our Products and Services" disclosure contained in Part I, Item 1. Business section of this Annual Report on Form 10-K.

        OPERATING COSTS OF INFORMATION AND ANALYTICS.    Operating costs of I&A include costs of data, data collection and processing and costs attributable to personnel involved in production, data management and delivery of our I&A offerings.

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

        The discount rate is the rate at which the benefit obligations could be effectively settled. For U.S. plans, the discount rate is determined by matching the plans' expected cash flow (determined on a projected benefit obligation basis) with spot rates developed from a yield curve comprised of high-grade (Moody's Aa and above) non-callable corporate bonds to develop the present value of the expected cash flow, and then determining the single rate (discount rate) which when applied to the expected cash flow derives that same present value. In the U.K. specifically, the discount rate is based on the current yield of the iBoxx Corporate GBP Aa over 15 year bond index, which is an index of high quality corporate bonds. For the other non-U.S. plans, the discount rate is based on the current yield of an index of high quality corporate bonds. At December 31, 2008, we decreased the discount rate from 6.25% at December 31, 2007 to 6.00% for our U.S. pension plans and postretirement benefit plan and increased the discount rate for our U.K. pension plan from 5.75% to 6.00%. The U.S. and U.K. plans represent 97% of the consolidated benefit obligation as of December 31, 2008. The discount rate in other non-U.S. countries increased, where the range of applicable discount rates at December 31, 2008 was 2.2% – 25.0%. These smaller non-U.S. plans constitute only 3% of the consolidated benefit obligation at December 31, 2008. As a sensitivity measure, the 25 basis point increase in the discount rate for our U.S. plan is not expected to have a material effect on the Consolidated Statements of Income. For our U.K. plan, a 25 basis point increase in the discount rate, absent any offsetting changes in other assumptions, would result in a decrease in pension expense of approximately $727 within the Consolidated Statements of Income.

        Foreign exchange rates are used to convert non-US plan benefit obligations and assets from local currency to U.S. dollars. The effect of exchange rate changes during 2008 decreased benefit obligations and plan assets by approximately $44,400 and $36,000, respectively. The decrease in benefit obligation and plan assets is primarily due to a drop in the value of the British Pound. The exchange rates used to convert the U.K. benefit obligation and plan assets decreased by 35% from December 31, 2007 to December 31, 2008. The U.K. benefit obligation and plan assets represent approximately 40% of the consolidated benefit obligation and plan assets as of December 31, 2008.

        Under the U.S. qualified retirement plan, participants have a notional retirement account that increases with pay and investment credits. The rate used to determine the investment credit (cash balance crediting rate) varies monthly and is equal to 1/12th of the yield on 30-year U.S. Government Treasury Bonds, with a minimum of 0.25%. At retirement, the account is converted to a monthly retirement benefit.

        In selecting an expected return on plan asset assumption, we consider the returns being earned by the plan assets in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. At January 1, 2009, the expected return on plan assets for the U.S. pension plans is 8.50%, which is unchanged versus January 1, 2008. Outside the U.S. the range of applicable expected rates of return is 1.5% – 7.5% as of January 1, 2009 versus a range of 1.5% – 8.0% as of January 1, 2008. The actual return on plan assets will vary from year to year versus this assumption. We believe it is appropriate to use long-term expected forecasts in selecting the expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts. The expected return on assets ("EROA") was $31,454 and $29,273 and the actual loss on assets was ($90,414) and $17,597, respectively, for the years ended December 31, 2008 and 2007. As a sensitivity measure, a 25 basis point change in the EROA assumption for our U.S. plan, absent any offsetting changes in other assumptions, would result in approximately $397 of an increase or decrease in pension expense within the Consolidated Statements of Income. For our U.K. plan, a 25 basis point change in the EROA assumption, absent any offsetting changes in other assumptions, would result in approximately $332 of an increase or decrease in pension expense within the Consolidated Statements of Income. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension and postretirement obligations and future expense. During 2008, plan assets experienced significant losses, which were primarily due to unfavorable returns on equity securities. As a result of these unfavorable returns, pension cost will increase in future periods.

        We utilize a corridor approach to amortizing unrecognized gains and losses in the pension and postretirement plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service-life of active employees expected to receive benefits. At December 31, 2008, the weighted-average remaining service-life of active employees was 10.50 years.

        During fiscal 2008, we contributed $12,390 to our pension and postretirement benefit plans which included voluntary contributions above the minimum requirements for the pension plans. We currently expect to contribute $10,200 in required contributions and $1,100 in discretionary contributions to our pension and postretirement benefit plans during fiscal 2009. We may make additional contributions into our pension plans in fiscal 2009 depending on, among other factors, how the funded status of those plans changes and in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts we may deem to be appropriate.

        At December 31, 2008, the projected benefit obligation exceeded the fair value of assets in our pension plans by $52,237.

        We adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)," ("SFAS 158") as of December 31, 2006 (see Note 10 to our Consolidated Financial Statements). Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in other comprehensive income ("OCI"), except in 2006 when it was recognized in accumulated other comprehensive income ("AOCI"), a component of shareholders' equity, net of tax effects. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company's fiscal year end consistent with the Company policy. SFAS 158 was effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which were effective for fiscal years ending after December 15, 2008. As of January 1, 2008, we utilize a fiscal year end measurement date for all plans.

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

        GOODWILL.    Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired, and in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," is not amortized. We review the recoverability of goodwill annually (or based on any triggering event) by comparing the estimated fair values (based on discounted cash flow analysis) of reporting units with their respective net book values. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its fair value. We completed our annual impairment tests as of September 30, 2008, 2007 and 2006 and were not required to recognize any goodwill impairment charges. Due to market conditions during the fourth quarter of 2008, at December 31, 2008 we reviewed our goodwill impairment analysis and determined that no trigger event had occurred subsequent to September 30, 2008 requiring us to update our goodwill impairment test. See Note 5 of our Consolidated Financial Statements.

        OTHER LONG-LIVED ASSETS.    We review the recoverability of our long-lived assets and finite-lived identifiable intangibles held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the assessment of possible impairment is based on our ability to recover the carrying value of the asset from the undiscounted expected future cash flows of the asset. If the future cash flows are less than the carrying value of such asset, an impairment charge is recognized for the difference between the estimated fair value and the carrying value.

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

        STOCK-BASED COMPENSATION.    On January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB No. 107 ("SAB 107") relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

        We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Financial Statements for the years ended December 31, 2007 and 2008 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been retrospectively adjusted to reflect, and do not include, the impact of SFAS 123R. See Note 11 to our Consolidated Financial Statements for additional information.

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

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Income for fiscal years 2008, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, we used the straight-line method of attributing the value of stock-based compensation and continued to use that method after the adoption. As stock-based compensation expense recognized in the Consolidated Statements of Income for fiscal years 2008, 2007 and 2006 are based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 11 to our Consolidated Financial Statements for additional information.

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

        Employee equity share options, restricted stock units and similar equity instruments granted by us are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include restricted stock units and the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible for tax purposes are assumed to be used to repurchase shares.

        LEGAL COSTS.    Legal costs in connection with loss contingencies are expensed as incurred.

Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157, effective January 1, 2008, did not have a material impact on our financial position, results of operations or cash flows. In February 2008, the FASB issued Staff Positions No. FAS 157-1 and No. FAS 157-2 which delayed the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and removed certain leasing transactions from its scope. The adoption of Staff Positions No. FAS 157-1 and No. 157-2, effective January 1, 2009, is not expected to have a material impact on our financial position, results of operations or cash flows.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." This statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the new disclosure requirements under this statement.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States. This statement is effective 60 days following the U.S. SEC approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of this statement is not expected to have an impact on our financial results.

IMS Health Common Stock Information

        IMS's Common Stock is listed on the New York Stock Exchange (symbol "RX"). The number of shareholders of record on December 31, 2008 and 2007 were approximately 3,800 and 4,042, respectively. Total shares outstanding on December 31, 2008 and 2007, were approximately 181,482 and 191,228, respectively. Approximately 99.0% of IMS's shares are held by institutions. The following table shows the high and low sales prices for our Common Stock during the four quarters of 2008 and 2007:

	Price Per Share ($) 2008		Price Per Share ($) 2007
	High	Low	High	Low
First Quarter	24.88	20.01	30.07	26.26
Second Quarter	25.46	21.09	32.97	28.76
Third Quarter	23.74	17.73	33.12	27.36
Fourth Quarter	19.63	9.63	31.56	21.20

Year	25.46	9.63	33.12	21.20

Dividends

        The payments and level of cash dividends by IMS are subject to the discretion of the Board of Directors of IMS. For the years ended December 31, 2008 and 2007, IMS declared quarterly dividends of $0.03 per share or $0.12 per share on an annual basis. In February 2006, the Board of Directors of IMS authorized a $0.01 per share increase to the quarterly dividend. Any future dividends other than the $0.03 per share dividend for the first quarter of 2009, which was declared by the Board of Directors of IMS in February 2009, will be based on, and affected by, a number of factors, including the operating results and financial requirements of IMS.

Reconciliation of U.S. GAAP Measures to Non-GAAP Measures(a)

	2008		2007		2006
Selling and administrative expenses	$650,341		$626,888		$542,524
Non-GAAP adjustment	(3,748	)(b)	—		—

Non-GAAP Selling and administrative expenses	$646,593		$626,888		$542,524

Operating Income	$498,305		$393,279		$444,186
Non-GAAP adjustment	3,748	(b)	—		6,016	(e)
Non-GAAP adjustment	9,408	(c)	88,690	(d)	—

Non-GAAP Operating Income	$511,461		$481,969		$450,202

(a)
"Non-GAAP" measures differ from "U.S. GAAP" measures for each year presented by amounts that are detailed above. Non-GAAP measures are used by management for the purposes of global business decision-making, including developing budgets and managing expenditures. Non-GAAP measures exclude certain U.S. GAAP measures to the extent that management believes exclusion will facilitate comparisons across periods and more clearly indicate trends. Although we disclose Non-GAAP measures in order to give investors a view of our business as seen by management, these Non-GAAP measures are not prepared specifically for investors, are not prepared under a comprehensive set of accounting rules, and are not a replacement for the more comprehensive information for investors included in our U.S. GAAP financial statements. Our Non-GAAP measures differ in significant respects from U.S. GAAP and are likely to differ from the Non-GAAP measures used by other companies.

(b)
Represents expense incurred of $3,748 in 2008 related to our Government Solutions subsidiary (see Note 15 to our Consolidated Financial Statements). This subsidiary had discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS in May 2005). Upon discovery of the potential noncompliance, we began remediation efforts, promptly disclosed the potential noncompliance to the U.S. government, and were accepted into the Department of Defense Voluntary Disclosure Program. We filed our Voluntary Disclosure Program Report ("Disclosure Report") on August 29, 2008. Based on our findings as disclosed in the Disclosure Report, we recorded a reserve of approximately $3,748 for this matter in 2008. We are currently unable to determine the outcome of this matter pending the resolution of the Voluntary Disclosure Program process and our ultimate liability arising from this matter could exceed our current reserve. For geographical reporting purposes, this subsidiary is included in our Americas region.

(c)
Represents $9,408 of impairment charges in 2008 for the write-off of certain capitalized software assets in our EMEA and Asia Pacific regions resulting from the discontinuation of certain IMS products at the end of 2008 (see Note 6 to our Consolidated Financial Statements). Severance, impairment and other charges were also recorded in 2000, 2001, 2003, 2004 and 2007 and there can be no assurances that such charges will not be recorded in the future.

(d)
Represents $88,690 of severance, impairment and other charges in 2007, including severance for approximately 1,070 employees and write-downs of two impaired assets and related contract payments to be incurred with no future economic benefit based on our decision to abandon certain products in our EMEA region (see Note 6 to our Consolidated Financial Statements).

(e)
Represents investment bankers' fees of $6,016 due on a $45,000 payment received from Nielsen in 2006 in connection with the termination of the proposed merger between IMS and Nielsen (see Note 16 to our Consolidated Financial Statements). The termination of the merger agreement between IMS and Nielsen occurred in November 2005. The bankers' fees are excluded from Non-GAAP Operating Income because they were incurred specifically in relation to the proposed merger of IMS with Nielsen and are not related to our core business operations.

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

Item 8.    Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Page
Statement of Management's Responsibility for Financial Statements	52
Management's Report on Internal Control Over Financial Reporting	53
Report of Independent Registered Public Accounting Firm	54
FINANCIAL STATEMENTS:
As of December 31, 2008 and 2007:
Consolidated Statements of Financial Position	55
For the years ended December 31, 2008, 2007 and 2006:
Consolidated Statements of Income	56
Consolidated Statements of Cash Flows	57
Consolidated Statements of Shareholders' Equity	59
Notes to Consolidated Financial Statements	62
OTHER FINANCIAL INFORMATION:
Quarterly Financial Data (Unaudited) for the years ended December 31, 2008 and 2007	106
Five-Year Selected Financial Data (Unaudited)	107
FINANCIAL STATEMENT SCHEDULE:
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006	114

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

        The Company, through its Audit Committee consisting solely of independent directors of the Company, engaged PricewaterhouseCoopers LLP, independent auditors, to audit and render an opinion on the consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards include consideration of the internal control structure and tests of transactions to the extent considered necessary by them to support their opinion.

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

        Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on criteria in Internal Control—Integrated Framework issued by the COSO. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, as stated in their report included herein.

David R. Carlucci
 Chairman, Chief Executive Officer and President

Leslye G. Katz
 Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of IMS Health Incorporated:

        In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income, cash flows and shareholders' equity present fairly, in all material respects, the financial position of IMS Health Incorporated and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007 and adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006.

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

PricewaterhouseCoopers LLP
New York, New York
February 27, 2009

IMS Health Incorporated

Consolidated Statements of Financial Position

	As of December 31,
(Dollars and shares in thousands, except per share data)	2008	2007
Assets:
Current Assets:
Cash and cash equivalents	$215,682	$218,249
Accounts receivable, net of allowances of $5,960 and $8,980 in 2008 and 2007 respectively	382,776	415,926
Other current assets (Note 17)	174,099	205,998

Total Current Assets	$772,557	840,173

Securities and other investments	7,121	5,415
Property, plant and equipment, net of accumulated depreciation of $208,340 and $201,122 in 2008 and 2007, respectively	183,055	188,877
Computer software	253,583	269,032
Goodwill	663,532	651,709
Other assets	207,289	288,998

Total Assets	$2,087,137	$2,244,204

Liabilities, Minority Interests and Shareholders' Deficit:
Current Liabilities:
Accounts payable	$119,798	$117,488
Accrued and other current liabilities	275,764	333,534
Accrued income taxes	47,735	61,791
Short-term deferred tax liability	9,444	7,415
Deferred revenues	88,484	114,316

Total Current Liabilities	$541,225	634,544

Postretirement and postemployment benefits	109,516	79,992
Long-term debt (Note 9)	1,404,199	1,203,209
Other liabilities (Note 17)	185,677	265,330

Total Liabilities	$2,240,617	$2,183,075

Commitments and Contingencies (Notes 13 and 15)
Minority Interests (Note 7)	$102,384	$101,444
Shareholders' Deficit:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares in 2008 and 2007, respectively	3,350	3,350
Capital in excess of par	546,478	535,500
Retained earnings	3,060,345	2,771,278
Treasury stock, at cost, 153,564 shares and 143,818 shares in 2008 and 2007, respectively	(3,576,446)	(3,355,790)
Cumulative translation adjustment	(172,487)	61,924
Unamortized postretirement and postemployment balances (SFAS No. 158)	(117,111)	(56,584)
Unrealized gain on changes in fair value of cash flow hedges, net of tax	7	7

Total Shareholders' (Deficit) Equity	$(255,864)	$(40,315)

Total Liabilities, Minority Interests and Shareholders' Deficit	$2,087,137	$2,244,204

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated

Consolidated Statements of Income

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2008	2007	2006
Information and analytics revenue	$1,786,747	$1,700,244	$1,599,063
Consulting and services revenue	542,781	492,327	359,525

Operating Revenue	$2,329,528	$2,192,571	$1,958,588

Operating costs of information and analytics	756,597	713,168	659,841
Direct and incremental costs of consulting and services	275,513	244,289	188,939
External-use software amortization	49,728	48,609	43,297
Selling and administrative expenses	650,341	626,888	542,524
Depreciation and other amortization	89,636	77,648	73,785
Severance, impairment and other charges (Note 6)	9,408	88,690	—
Merger costs (Note 16)	—	—	6,016

Operating Income	498,305	393,279	444,186

Interest income	12,737	8,121	5,453
Interest expense	(47,188)	(37,867)	(40,425)
Gains from investments, net	379	2,317	2,250
Other (expense) income, net	(49,144)	(16,255)	37,281

Non-Operating (Loss) Income, net	(83,216)	(43,684)	4,559

Income before provision for income taxes	415,089	349,595	448,745
Provision for income taxes (Note 12)	(103,839)	(115,555)	(133,234)

Net Income	$311,250	$234,040	$315,511

Basic Earnings Per Share of Common Stock	$1.70	$1.20	$1.56

Diluted Earnings Per Share of Common Stock	$1.70	$1.18	$1.53

Weighted average number of shares outstanding—basic	182,790	195,092	202,641
Dilutive effect of shares issuable as of period-end under stock option plans and other	792	2,770	2,759
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	28	810	1,198

Weighted Average Number of Shares Outstanding—Diluted	183,610	198,672	206,598

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$311,250	$234,040	$315,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,364	126,257	117,082
Bad debt expense	2,267	3,092	648
Deferred income taxes	(11,931)	(19,743)	27,238
Gains from investments, net	(379)	(2,317)	(2,250)
Gain on sale of assets, net	(4,041)	(1,278)	(3,127)
Minority interests in net income of consolidated companies	7,702	7,795	4,517
Non-cash stock-based compensation charges	28,036	35,592	42,778
Non-cash portion of severance, impairment and other charges	9,408	13,647	—
Net tax (expense) benefit on stock-based compensation	(499)	12,304	14,943
Excess tax benefits from stock-based compensation	(94)	(5,103)	(6,509)
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net decrease (increase) in accounts receivable	31,931	(48,822)	(64,533)
Net increase in work-in-process inventory	(1,654)	(5,606)	(8,236)
Net increase in prepaid expenses and other current assets	(240)	(5,734)	(1,337)
Net increase in accounts payable	1,580	28,035	8,744
Net (decrease) increase in accrued and other current liabilities	(12,550)	5,634	22,300
Net (decrease) increase in accrued severance, impairment and other charges	(51,057)	72,951	(16,631)
Net decrease in deferred revenues	(27,694)	(9,975)	(4,357)
Net (decrease) increase in accrued income taxes	(19,064)	21,073	(70,340)
Net decrease (increase) in pension assets (net of liabilities)	8,352	6,444	(17,418)
Net decrease (increase) in other long-term assets (net of long-term liabilities)	9,967	(1,398)	(2,904)

Net Cash Provided by Operating Activities	420,654	466,888	356,119

IMS Health Incorporated

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash Flows Used in Investing Activities:
Capital expenditures	(36,352)	(61,182)	(27,493)
Additions to computer software	(77,642)	(103,954)	(84,681)
Proceeds from sale of assets	5,272	—	13,304
Payments for acquisitions of businesses, net of cash acquired	(63,044)	(102,939)	(63,653)
Funding of venture capital investments	(1,700)	(1,600)	(2,200)
Other investing activities, net	(4,648)	(2,533)	2,104

Net Cash Used in Investing Activities	(178,114)	(272,208)	(162,619)

Cash Flows Used in Financing Activities:
Net (decrease) increase in revolving credit facility and other	(62,554)	194,581	(127,749)
Proceeds from private placement notes, short-term credit agreement and bank term loan	240,000	—	650,000
Repayment of private placement notes and short-term credit agreement	(150,000)	—	(150,000)
Payments for purchase of treasury stock	(238,046)	(466,479)	(880,407)
Proceeds from exercise of stock options	5,521	143,128	119,258
Excess tax benefits from stock-based compensation	94	5,103	6,509
Dividends paid	(22,183)	(23,886)	(24,337)
Proceeds from employee stock purchase plan and other	(25)	5,719	5,171
Increase (decrease) in cash overdrafts	3,378	(2,624)	1,320
Payments to minority interests	(6,763)	(6,761)	(3,972)

Net Cash Used in Financing Activities	(230,578)	(151,219)	(404,207)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14,529)	17,442	5,110

(Decrease) Increase in Cash and Cash Equivalents	(2,567)	60,903	(205,597)
Cash and Cash Equivalents, Beginning of Period	218,249	157,346	362,943

Cash and Cash Equivalents, End of Period	$215,682	$218,249	$157,346

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$43,435	$36,021	$34,581
Cash paid during the period for income taxes	$130,191	$100,617	$166,032
Cash received from income tax refunds	$11,997	$4,982	$25,624

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated
Consolidated Statements of Shareholders' Equity

							Accumulated Other Comprehensive Income (Loss)
										Unrealized (Losses) Gains on Changes in Value of Cash Flow Hedges
									Post Retirement Post Employ Adjust SFAS 158
	Shares										Unrealized Gains on Invest- ments
								Minimum Pension Liability Adjustment				Other Compre- hensive Income
(Dollars and shares in thousands, except per share data)	Common Stock	Treasury Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment						Total
Balance, December 31, 2005	335,045	107,075	$3,350	$468,299	$2,321,765	$(2,315,404)	$(31,521)	$(31,408)		$(59)	$33		$415,055

Net Income					315,511							$315,511	315,511
Cash Dividends ($0.12 per share)					(24,337)								(24,337)
Stock-Based Compensation Expense				42,778									42,778
Performance Restricted Stock Awards				1,763									1,763
Prepaid Employee Stock Options				(122)									(122)
Board Deferred Stock Compensation				101									101
Net Tax Benefit on Stock-Based Compensation				14,943									14,943
Treasury Shares Acquired Under Purchases		33,931				(880,407)							(880,407)
Treasury Shares Reissued Under:
Exercise of Stock Options		(6,161)		(20,620)		139,878							119,258
Vesting of Restricted Stock		(262)		(9,298)		5,877							(3,421)
Less: Unearned Portion		7		—		—							—
Employee Stock Purchase Plan		(223)		111		5,060							5,171
Cumulative Translation Adjustment							60,307					60,307	60,307
Minimum Pension Liability Adjustment								24,197				24,197	24,197
Adoption of FASB Statement No. 158								7,211	(7,211)				—
Adjustment due to Adoption of SFAS 158, net of tax									(57,053)				(57,053)
Unrealized Gains on Swaps, net of tax										65		65	65
Unrealized Gains on Other Investments net of amount realized of $749, net of taxes											100	100	100

Total Comprehensive Income												$400,180

Balance, December 31, 2006	335,045	134,367	$3,350	$497,955	$2,612,939	$(3,044,996)	$28,786	$—	$(64,264)	$6	$133		$33,909

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated
Consolidated Statements of Shareholders' (Deficit) Equity (Continued)

							Accumulated Other Comprehensive Income (Loss)
									Unrealized (Losses) Gains on Changes in Value of Cash Flow Hedges
								Post Retirement Post Employ Adjust SFAS 158
	Shares
										Unrealized Losses on Invest-ments	Other Compre- hensive Income
(Dollars and shares in thousands, except per share data)	Common Stock	Treasury Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment					Total
Balance, December 31, 2006	335,045	134,367	$3,350	$497,955	$2,612,939	$(3,044,996)	$28,786	$(64,264)	$6	$133		$33,909

Net Income					234,040						$234,040	234,040
Cash Dividends ($0.12 per share)					(23,886)							(23,886)
Stock-Based Compensation Expense				35,592								35,592
Net Tax Benefit on Stock-Based Compensation				12,304								12,304
Treasury Shares Acquired Under Purchases		16,241		1,306		(467,785)						(466,479)
Treasury Shares Reissued Under:
Exercise of Stock Options		(6,299)		(2,498)		145,626						143,128
Vesting of Restricted Stock		(259)		(9,504)		5,991						(3,513)
Employee Stock Purchase Plan		(232)		345		5,374						5,719
Adoption of FIN 48					(51,815)							(51,815)
Cumulative Translation Adjustment							33,138				33,138	33,138
SFAS 158 Adjustments								7,680			7,680	7,680
Unrealized Gains on Swaps, net of tax									1		1	1
Unrealized Gains on Other Investments net of amount realized of $1,243, net of taxes										(133)	(133)	(133)

Total Comprehensive Income											$274,726

Balance, December 31, 2007	335,045	143,818	$3,350	$535,500	$2,771,278	$(3,355,790)	$61,924	$(56,584)	$7	—		$(40,315)

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated
Consolidated Statements of Shareholders' (Deficit) Equity (Continued)

							Accumulated Other Comprehensive Income (Loss)
									Unrealized (Losses) Gains on Changes in Value of Cash Flow Hedges
								Post Retirement Post Employ Adjust SFAS 158
	Shares
										Other Compre- hensive Income
(Dollars and shares in thousands, except per share data)	Common Stock	Treasury Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment				Total
Balance, December 31, 2007	335,045	143,818	$3,350	$535,500	$2,771,278	$(3,355,790)	$61,924	$(56,584)	$7		$(40,315)

Net Income					311,250					$311,250	311,250
Cash Dividends ($0.12 per share)					(22,183)						(22,183)
Stock-Based Compensation Expense				28,036							28,036
Net Tax Benefit on Stock-Based Compensation				(499)							(499)
Treasury Shares Acquired Under Purchases		10,495				(238,046)					(238,046)
Treasury Shares Reissued Under:
Exercise of Stock Options		(277)		(920)		6,441					5,521
Vesting of Restricted Stock		(473)		(15,642)		10,977					(4,665)
Employee Stock Purchase Plan		1		3		(28)					(25)
Adoption of FIN 48
Cumulative Translation Adjustment							(234,411)			(234,411)	(234,411)
SFAS 158 Adjustments								(60,527)		(60,527)	(60,527)

Total Comprehensive Income										$16,312

Balance, December 31, 2008	335,045	153,564	$3,350	$546,478	$3,060,345	$(3,576,446)	$(172,487)	$(117,111)	$7		$(255,864)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 1. Basis of Presentation

        IMS Health Incorporated ("IMS" or the "Company") is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. The Company offers leading-edge market intelligence products and services that are integral to its clients' day-to-day operations, including product and portfolio management capabilities; commercial effectiveness innovations; managed care and consumer health offerings; and consulting and services solutions that improve productivity and the delivery of quality healthcare worldwide. The Company's information products are developed to meet client needs by using data secured from a worldwide network of suppliers in more than 100 countries. Key information products include:

  •
  Sales Force Effectiveness to optimize sales force productivity and territory management;

  •
  Portfolio Optimization to provide clients with insights into market measurement and opportunity assessment; and

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

Note 2. Summary of Significant Accounting Policies

        CONSOLIDATION.    The Consolidated Financial Statements of the Company include the accounts of the Company, its subsidiaries and investments in which the Company has control. Intercompany accounts and transactions are eliminated in consolidation. Investments in companies over which the Company has significant influence but not a controlling interest are accounted for under the equity method of accounting. The Company recognizes in the income statement any gains or losses related to the issuance of stock by a consolidated subsidiary or an investment accounted for under the equity method.

        CASH AND CASH EQUIVALENTS.    Cash and cash equivalents include primarily time and demand deposits in the Company's operating bank accounts. The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

        SECURITIES AND OTHER INVESTMENTS.    The Company may hold investments in marketable equity securities and partnership interests in venture capital partnerships. The marketable equity securities are classified as available-for-sale and are therefore recorded at fair value in the financial statements. Unrealized gains and losses related to the available-for-sale securities are recorded within Other Comprehensive Income, a component of Shareholders' Equity. Realized gains and losses are recorded in earnings in the period in which the securities are sold. The partnership interests are recorded in the financial statements at cost. On a quarterly basis the Company makes estimates of the market value of these investments and reduces the carrying value of the investments if there is an

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

other-than-temporary decline in the fair value below cost. The Company evaluates the recoverability of the underlying securities in each partnership on an individual basis. No investments had an estimated fair value less than the carrying value of the investment as of December 31, 2008 and 2007.

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

        GOODWILL.    Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired, and in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," is not amortized. The Company reviews the recoverability of goodwill annually (or based on any triggering event) by comparing the estimated fair values (based on discounted cash flow analysis) of reporting units with their respective net book values. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its fair value. The Company completed its annual impairment tests as of September 30, 2008, 2007 and 2006 and was not required to recognize any goodwill impairment charges. Due to market conditions during the fourth quarter of 2008, at December 31, 2008 the Company reviewed its goodwill impairment analysis and determined that no trigger event had occurred subsequent to September 30, 2008 requiring the Company to update its goodwill impairment test. See Note 5.

        OTHER LONG-LIVED ASSETS.    The Company reviews the recoverability of its long-lived assets and finite-lived identifiable intangibles held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from the undiscounted expected future cash flows of the asset. If the future cash flows are less than the

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

carrying value of such asset, an impairment charge is recognized for the difference between the estimated fair value and the carrying value.

        REVENUE RECOGNITION.    The Company recognizes revenue when the following criteria have been met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller's price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

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

        The Company enters into barter transactions in the normal course in which it exchanges data for data, or data for other services such as advertising, software licenses and panel recruitment. The Company recognizes revenue from barter transactions as its products are delivered or services are performed. The related barter expense is recognized as the products or services are utilized by the Company, the majority of which is in the same accounting period as the related barter revenue. Barter transactions are valued based on either the fair value of the products or services received by the Company or the fair value of the information or services delivered to customers, whichever is more clearly evident. The Company's barter revenues have accounted for approximately 4% to 5% of total consolidated revenues in each of the three years ended December 31, 2008.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

        The company presents its revenues net of taxes assessed by government authorities.

        Payment terms vary by customer, but are typically stipulated in the contract and are generally net 30 days from date of invoice. The Company generally does not offer extended payment terms. Advance payments from customers are credited to Deferred revenues and reflected in Operating Revenue as earned over the contract term. Included in Accounts receivable, net in the Consolidated Statements of Financial Position are unbilled receivables, which represent revenues for products delivered or services performed that have not yet been invoiced to the customer. Unbilled receivables are generally invoiced within the following month.

        For additional information about the Company's products and services please refer to the "Our Products and Services" disclosure contained in Part I, Item 1. Business section of the Company's Annual Report on Form 10-K.

        OPERATING COSTS OF INFORMATION AND ANALYTICS.    Operating costs of I&A include costs of data, data collection and processing and costs attributable to personnel involved in production, data management and delivery of the Company's I&A offerings.

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

        DIRECT AND INCREMENTAL COSTS OF CONSULTING AND SERVICES.    Direct and incremental costs of C&S include the costs of the Company's consulting staff directly involved with delivering revenue generating engagements, related accommodations and the costs of primary market research data purchased specifically for certain individual C&S engagements. Although the Company's data is used in multiple customer solutions across different offerings within both I&A and C&S, the Company does not have a meaningful way to allocate the direct cost of the data between I&A and C&S revenues. As such, the direct and incremental costs of C&S do not reflect the total costs incurred to deliver the Company's C&S revenues.

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

        The discount rate is the rate at which the benefit obligations could be effectively settled. For U.S. plans, the discount rate is determined by matching the plans' expected cash flow (determined on a projected benefit obligation basis) with spot rates developed from a yield curve comprised of high-grade (Moody's Aa and above) non-callable corporate bonds to develop the present value of the expected cash flow, and then determining the single rate (discount rate) which when applied to the expected cash flow derives that same present value. In the U.K. specifically, the discount rate is based on the current yield of the iBoxx Corporate GBP Aa over 15 year bond index, which is an index of high quality corporate bonds. For the other non-U.S. plans, the discount rate is based on the current yield of an index of high quality corporate bonds. At December 31, 2008, the Company decreased the discount rate from 6.25% at December 31, 2007 to 6.00% for its U.S. pension plans and postretirement benefit plan and it increased the discount rate for its U.K. pension plan from 5.75% to 6.00%. The U.S. and U.K. plans represent 97% of the consolidated benefit obligation as of December 31, 2008. The discount rate in other non-U.S. countries increased, where the range of applicable discount rates at December 31, 2008 was 2.2% – 25.0%. These smaller non-U.S. plans constitute only 3% of the consolidated benefit obligation at December 31, 2008. As a sensitivity measure, the 25 basis point increase in the discount rate for the Company's U.S. plan is not expected to have a material effect on the Consolidated Statements of Income. For the Company's U.K. plan, a 25 basis point increase in the discount rate, absent any offsetting changes in other assumptions, would result in a decrease in pension expense of approximately $727 within the Consolidated Statements of Income.

        Foreign exchange rates are used to convert non-US plan benefit obligations and assets from local currency to U.S. dollars. The effect of exchange rate changes during 2008 decreased benefit obligations and plan assets by approximately $44,400 and $36,000, respectively. The decrease in benefit obligation and plan assets is primarily due to a drop in the value of the British Pound. The exchange rates used to convert the U.K. benefit obligation and plan assets decreased by 35% from December 31, 2007 to December 31, 2008. The U.K. benefit obligation and plan assets represent approximately 40% of the consolidated benefit obligation and plan assets as of December 31, 2008.

        Under the U.S. qualified retirement plan, participants have a notional retirement account that increases with pay and investment credits. The rate used to determine the investment credit (cash balance crediting rate) varies monthly and is equal to 1/12th of the yield on 30-year U.S. Government Treasury Bonds, with a minimum of 0.25%. At retirement, the account is converted to a monthly retirement benefit.

        In selecting an expected return on plan asset assumption, the Company considers the returns being earned by the plan assets in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. At January 1, 2009, the expected return on plan assets for the U.S. pension plans is 8.50%, which is unchanged versus January 1, 2008. Outside the U.S. the range of applicable expected rates of return is 1.5% – 7.5% as of January 1, 2009 versus a range of 1.5% – 8.0% as of January 1, 2008. The actual return on plan assets will vary from year to year versus this assumption. The Company believes it is appropriate to use long-term expected forecasts in selecting the expected return on plan assets. As such, there can be no assurance that the Company's actual return on plan assets will approximate the long-term expected

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

forecasts. The expected return on assets ("EROA") was $31,454 and $29,273 and the actual loss on assets was ($90,414) and $17,597, respectively, for the years ended December 31, 2008 and 2007. As a sensitivity measure, a 25 basis point change in the EROA assumption for the Company's U.S. plan, absent any offsetting changes in other assumptions, would result in approximately $397 of an increase or decrease in pension expense within the Consolidated Statements of Income. For the Company's U.K. plan, a 25 basis point change in the EROA assumption, absent any offsetting changes in other assumptions, would result in approximately $332 of an increase or decrease in pension expense within the Consolidated Statements of Income.

        The Company utilizes a corridor approach to amortizing unrecognized gains and losses in the pension and postretirement plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service-life of active employees expected to receive benefits. At December 31, 2008, the weighted-average remaining service-life of active employees was 10.50 years.

        During fiscal 2008, the Company contributed $12,390 to its pension and postretirement benefit plans which included voluntary contributions above the minimum requirements for the pension plans. The Company currently expects to contribute $10,200 in required contributions and $1,100 in discretionary contributions to its pension and postretirement benefit plans during fiscal 2009. The Company may make additional contributions into its pension plans in fiscal 2009 depending on, among other factors, how the funded status of those plans changes and in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts the Company may deem to be appropriate.

        At December 31, 2008, the projected benefit obligation exceeded the fair value of assets in the Company's pension plans by $52,237

        The Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board ("FASB") Statements No. 87, 88, 106 and 132(R)," ("SFAS 158") as of December 31, 2006 (see Note 10). Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in other comprehensive income ("OCI"), except in 2006 when it was recognized in accumulated other comprehensive income ("AOCI"), a component of shareholders' equity, net of tax effects. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company's fiscal year end. SFAS 158 was effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. As of January 1, 2008, the Company utilizes a fiscal year end measurement date for all plans.

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

        STOCK-BASED COMPENSATION.    On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including employee stock options, restricted stock, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission ("SEC") issued SAB No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

        The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Consolidated Financial Statements for the years ended December 31, 2007 and 2008 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

not been retrospectively adjusted to reflect, and do not include, the impact of SFAS 123R. See Note 11 for additional information.

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

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's Consolidated Statements of Income for fiscal years 2008, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, the Company used the straight-line method of attributing the value of stock-based compensation and continued to use that method after the adoption. As stock-based compensation expense recognized in the Consolidated Statements of Income for fiscal years 2008, 2007 and 2006 are based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 11 to the Company's Consolidated Financial Statements for additional information.

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

        Employee equity share options, restricted stock units and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include restricted stock units and the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible for tax purposes are assumed to be used to repurchase shares.

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

Note 3. Summary of Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157, effective January 1, 2008, did not have a material impact on the Company's financial position, results of operations or cash flows. In February 2008, the FASB issued Staff Positions No. FAS 157-1 and No. FAS 157-2 which delayed the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and removed certain leasing transactions from its scope. The adoption of Staff Positions No. FAS 157-1 and No. 157-2, effective January 1, 2009, is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Entities shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on the Company's financial position, results of operations or cash flows as the Company did not elect the fair value measurement option for any additional financial instruments or other items.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. The impact on the Company's financial

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 3. Summary of Recent Accounting Pronouncements (Continued)

results will be dependent on the terms and conditions of acquisitions consummated on or after January 1, 2009, the effective date for the Company.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51." This statement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160, effective January 1, 2009, is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." This statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the new disclosure requirements under this statement.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States. This statement is effective 60 days following the U.S. SEC approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of this statement is not expected to have an impact on the Company's financial results.

Note 4. Acquisitions and Dispositions

ACQUISITIONS

        The Company makes acquisitions in order to expand its products, services and geographic reach. During the year ended December 31, 2008, the Company completed five acquisitions at an aggregate cost of approximately $42,000. These acquisitions were Robinson and James Research Pty Limited (Australia), Fourth Hurdle Consulting Limited (U.K.), Health Benchmarks, Inc. (U.S.), RMBC Pharma Limited (Russia), and the services practice group of Skura Corporation, Inc. (Canada, U.S. and U.K.) and were accounted for under the purchase method of accounting. As such, the aggregate purchase price has been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date. The purchase price allocations will be finalized after the completion of the

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 4. Acquisitions and Dispositions (Continued)

valuation of certain assets and liabilities. Any adjustments resulting from the finalization of the purchase price allocations are not expected to have a material impact on the Company's results of operations. The Consolidated Financial Statements include the results of these acquired companies subsequent to the closing of the acquisitions. Had these acquisitions occurred as of January 1, 2008 or 2007, the impact on the Company's results of operations would not have been significant. Goodwill of approximately $32,000 was recorded in connection with these acquisitions, of which approximately $10,000 is deductible for tax purposes.

        During the year ended December 31, 2007, the Company completed seven acquisitions of ValueMedics Research, LLC (U.S.), MERG Forschungsgruppe Medizinische Okonomie, GmbH (Germany), Datasurf Co. (Japan), Aremis Consultants Holding SA (France), Brynlake Limited (U.K.), MIHS Holdings, Inc (U.S.) and GCE Servicos Tecnologicos Ltda. (Brazil) at a cost of approximately $89,000 and were accounted for under the purchase method of accounting. As such, the aggregate purchase prices had been allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date. The Company finalized the price allocations for these acquisitions during 2008 which did not have a material impact on the Company's results of operations. The Consolidated Financial Statements include the results of these acquired companies subsequent to the closing of the acquisitions. Had each of these acquisitions occurred as of January 1, 2007 or 2006, the impact on the Company's results of operations would not have been significant. Goodwill of approximately $71,000 was recorded in connection with these acquisitions, of which approximately $8,500 is deductible for tax purposes.

DISPOSITIONS

        During the year ended December 31, 2008, the Company sold certain assets in its Latin America region and realized a net pre-tax gain of $4,041. This transaction resulted in cash proceeds of $3,880 in 2008.

        During the year ended December 31, 2007, the Company received a final distribution from one of its venture capital funds and sold investments with a cost basis of $2,402 and realized a net pre-tax gain of $2,317. These transactions resulted in cash proceeds of $4,957.

Note 5. Goodwill and Intangible Assets

        Goodwill and intangible assets that have indefinite useful lives are not amortized and are tested at least annually (or based on any triggering event) for impairment. Intangible assets that have finite useful lives are amortized. The Company's goodwill increased by $11,823 to $663,532 at December 31, 2008, from $651,709 at December 31, 2007 due to the acquisitions discussed in Note 4 and contingent earnout accruals, partially offset by cumulative translation adjustments. The Company completed its annual impairment tests as of September 30, 2008, 2007 and 2006 and was not required to recognize any goodwill impairment charges. Due to market conditions during the fourth quarter of 2008, at December 31, 2008 the Company reviewed its goodwill impairment analysis and determined that no trigger event had occurred subsequent to September 30, 2008 requiring the Company to update its goodwill impairment test.

        All of the Company's other acquired intangibles are subject to amortization. Intangible asset amortization expense was $19,055, $17,750 and $18,167 during the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, intangible assets were primarily composed

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 5. Goodwill and Intangible Assets (Continued)

of customer relationships, databases and trade names (principally included in Other assets) and computer software. The gross carrying amounts and related accumulated amortization of these intangibles were $189,383 and $98,736, respectively, at December 31, 2008 and $176,330 and $79,598, respectively, at December 31, 2007.

        These intangibles are amortized over periods ranging from two to twenty years. As of December 31, 2008, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted average amortization Period (years)
Customer Relationships	10.1
Computer Software and Algorithms	6.9
Databases	4.7
Trade Names	4.3
Other	3.5
Weighted Average	8.9

        Customer relationships accounted for the largest portion of the Company's acquired intangibles at December 31, 2008. When determining the value of customer relationships for purposes of allocating the purchase price of an acquisition, the Company looks at existing customer contracts of the acquired business to determine if they represent a reliable future source of income and hence, a valuable intangible asset for the Company. The Company determines the fair value of the customer relationships based on the estimated future benefits the Company expects from the acquired customer contracts. In performing its evaluation and estimation of the useful life of customer relationships, the Company looks to the historical growth rate of revenue of the acquired company's existing customers as well as the historical attrition rates.

        Based on current estimated useful lives, annual amortization expense associated with intangible assets at December 31, 2008 is estimated to be as follows:

Year Ended December 31,	Amortization Expense
2009	$17,537
2010	13,442
2011	11,809
2012	9,890
2013	9,342
Thereafter	$28,627

Note 6. Severance, Impairment and Other Charges

        During the fourth quarter of 2008, the Company recorded $9,408 non-cash of impairment charges as a component of operating income related to the write-off of certain capitalized software assets in the Company's EMEA and Asia Pacific regions. This was the result of the discontinuation of certain IMS products at the end of 2008.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 6. Severance, Impairment and Other Charges (Continued)

        In response to healthcare marketplace dynamics, during the fourth quarter of 2007, the Company committed to a restructuring plan designed to eliminate approximately 1,070 positions worldwide in production and development, sales, marketing, C&S and administration. The plan also included the write-down of two impaired computer software assets and related contract payments to be incurred with no future economic benefit based on the Company's decision to abandon certain products in its EMEA region. As a result, the Company recorded $88,690 of Severance, impairment and other charges as a component of operating income in the fourth quarter of 2007. The severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

        These charges were designed to strengthen client-facing operations worldwide, increase the Company's operating efficiencies and streamline its cost structure. Some of the initiatives included in this plan are designed to better align the Company's resources to help clients manage for change in a challenging climate.

        The severance and contract payments portion of the charge was approximately $75,043 and will all be settled in cash. To date, termination actions under this plan have been substantially completed by the end of 2008.

	Severance related reserves	Contract related reserves	Asset write-downs	Currency translation adjustments	Total
Charge at December 31, 2007	$71,583	$3,460	$13,647	$—	$88,690
2007 utilization	—	—	(13,647)	—	(13,647)
2008 utilization	(48,645)	(2,150)	—	—	(50,795)
Currency translation adjustments	—	—	—	(1,618)	(1,618)

Balance at December 31, 2008	$22,938	$1,310	$—	$(1,618)	$22,630

        The company currently expects that cash outlays will be applied against the $22,630 balance remaining in the 2008 fourth quarter charge at December 31, 2008 as follows:

Year Ended December 31,	Outlays
2009	$21,204
2010	1,231
2011	195

Total	$22,630

        During the fourth quarter of 2001, the Company completed the assessment of its Competitive Fitness Program. This program was designed to streamline operations, increase productivity and improve client service. In connection with this program, the Company recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income. As of December 31, 2008, approximately $1,105 remains to be utilized from 2008 to 2013 related to severance payments.

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

	Severance related reserves	Contract related reserves	Asset write- downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 – 2005 utilization	(37,070)	(22,315)	(29,602)	(88,987)
2006 utilization	(264)	(1,887)	—	(2,151)
2007 utilization	(263)	(1,208)	—	(1,471)
2007 reversals	—	(640)	—	(640)
2008 utilization	(262)	—	—	(262)
Adjustments	(688)	(274)	962	—

Balance at December 31, 2008	$1,105	$—	$—	$1,105

        The Company currently expects that the $1,105 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

Year Ended December 31,	Outlays
2009	$262
2010	262
2011	262
2012	262
2013	57

Total	$1,105

Note 7. Minority Interests

        The Company consolidates the assets, liabilities, results of operations and cash flows of businesses and investments over which it has control (see Note 2). Third parties' ownership interests are reflected as minority interests on the Company's financial statements. In July 2006, the Company, together with two of its wholly-owned subsidiaries and two third-party investors, entered into an Amended and Restated Agreement of Limited Liability Company of IMS Health Licensing Associates, L.L.C. (the "Amended LLC Agreement"). The Amended LLC Agreement governs the relationship between the Company, its subsidiaries and the two third-party investors with respect to their interests in IMS Health Licensing Associates, L.L.C. (the "LLC"). The Company is the sole managing member of the LLC. Since 1997, the Company and/or its subsidiaries, or their predecessors, have contributed assets to, and have held a controlling (currently approximately 93%) interest in, the LLC, and the third-party investors have contributed $100,000 to, and have held a minority (currently approximately 7%) interest in, the LLC. The third-party investor contributions are reflected in Minority Interests in the Consolidated Statements of Financial Position. The LLC is a separate and distinct legal entity that is in the business of licensing database assets and computer software. Under the terms of the Amended LLC Agreement, the third-party investors have the right to take steps that would result in the liquidation of

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 7. Minority Interests (Continued)

their membership interests in the LLC on June 30, 2009. This right may be accelerated if certain events occur as set forth in the Amended LLC Agreement. If the third-party investors decide to liquidate their ownership interests in the LLC, the Company will attempt to replace the third-party investors, or if unsuccessful, purchase these ownership interests.

        Minority interest related to these subsidiaries of $7,702, $7,795 and $4,517 was recorded in Other income (expense), net on the Consolidated Statements of Income in 2008, 2007 and 2006, respectively.

Note 8. Securities

        Securities and other investments may include the Company's investments in: a) publicly traded marketable securities; b) direct equity investments in private companies; and c) limited partner interests in venture capital partnerships.

        Marketable securities, principally consisting of equity securities, are classified as available-for-sale. Such securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported within Other Comprehensive Income as a component of Shareholders' Equity. Typically these securities are distributed to the Company from venture capital partnerships in which it invests. During the fiscal year 2008, the Company sold its inventory of publicly traded securities. The Company recorded net pre-tax gains of $379, $2,555 and $3,588 during 2008, 2007 and 2006, respectively, for sales of its available-for-sale securities. These amounts were recorded in Gains from investments, net in the Consolidated Statements of Income.

        Direct equity investments in private companies and limited partner interests in venture capital partnerships are carried in the financial statements at cost, which was $7,121 at December 31, 2008 and $5,415 at December 31, 2007. On a quarterly basis, the Company monitors the realizable value of these investments and makes appropriate reductions in their carrying values when a decline in value is deemed to be other-than-temporary. The Company concluded that no reductions to carrying values were necessary during 2008 and 2007.

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

        The impact of foreign exchange risk management activities as described above on pre-tax income resulted in net losses of $29,260, $9,565 and $6,074 in 2008, 2007 and 2006, respectively. In addition, during the fourth quarter of 2008, the Company recorded a $16,071 foreign exchange loss related to the liquidation of non-functional currency Venezuelan Bolívars held at the Company's Swiss operating

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 9. Financial Instruments (Continued)

subsidiary. These foreign exchange losses are included in Other (expense) income, net, in the Consolidated Statements of Income.

        At December 31, 2008, the Company had approximately $409,090 in foreign exchange forward contracts outstanding with various expiration dates through November 2009 relating to non-U.S. Dollar anticipated royalties and non-functional currency assets and liabilities. Foreign exchange forward contracts are recorded at estimated fair value. The estimated fair values of the forward contracts are based on quoted market prices.

        Unrealized and realized gains and losses on the contracts hedging net income and non-functional currency assets and liabilities do not qualify for hedge accounting, and therefore are not deferred and are included in the Consolidated Statements of Income in Other income (expense), net.

        Unrealized gains and losses on the contracts hedging non-U.S. Dollar anticipated royalties qualify for hedge accounting, and are therefore deferred and included in OCI "Other Comprehensive Income."

FAIR VALUE OF FINANCIAL INSTRUMENTS

        At December 31, 2008, the Company's financial instruments included cash, cash equivalents, receivables, accounts payable and long-term debt. At December 31, 2008, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. At December 31, 2008, the fair value of long-term debt approximated carrying value.

        Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements," (see Note 3). SFAS No. 157 establishes a three-level hierarchy for disclosure of fair value measurements as follows:

Level 1—	Quoted prices in active markets for identical assets or liabilities.
Level 2—
Quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets; and model-derived valuations in which all significant inputs are observable in active markets.
Level 3—	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

        The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

	Basis of Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Derivatives(1)	—	$409,090	—	$409,090
Liabilities
Derivatives(1)	—	$417,133	—	$417,133

(1)
Derivatives consist of foreign exchange forward contracts based on observable market inputs of spot and forward rates.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 9. Financial Instruments (Continued)

CREDIT CONCENTRATIONS

        The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties. The Company would not have realized a material loss during the year ended December 31, 2008 in the event of non-performance by any one counterparty. In general, the Company enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

        The Company maintains accounts receivable balances ($382,776 and $415,926, net of allowances, at December 31, 2008 and 2007, respectively), principally from customers in the pharmaceutical industry. The Company's trade receivables do not represent significant concentrations of credit risk at December 31, 2008 due to the credit worthiness of its customers and their dispersion across many geographic areas.

  LINES OF CREDIT

        The following table summarizes the Company's long-term debt at December 31, 2008 and December 31, 2007:

	2008	2007
4.6% Private Placement Notes, principal payment of $150,000 due January 2008, net of interest rate swaps of $(981)	$—	$149,019
5.58% Private Placement Notes, principal payment of $105,000 due January 2015	105,000	—
5.99% Private Placement Notes, principal payment of $135,000 due January 2018	135,000	—
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000
1.70% Private Placement Notes, principal payment of 34,395,000 Japanese Yen due January 2013	381,304	300,787
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 1.35%	435,895	397,973
Swiss Franc denominated borrowings	—	54,730
U.S. Dollar denominated borrowings at average floating rates of approximately 1.37%	147,000	100,700
Bank Term Loan, principal payment of $50,000 due June 2010 at average floating rate of approximately 0.78%	50,000	50,000

Total Long-Term Debt	$1,404,199	$1,203,209

        In February 2008, the Company closed a private placement transaction pursuant to which it issued $105,000 of seven-year debt at a fixed rate of 5.58%, and $135,000 of ten-year debt at a fixed rate of 5.99% to several highly rated insurance companies. The Company used the proceeds for share repurchases (see Note 14) and to refinance existing debt.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 9. Financial Instruments (Continued)

        In July 2006, the Company entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks ("Revolving Credit Facility") replacing its existing $700,000 facility. The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits. Total borrowings under the Revolving Credit Facility were $582,895 and $553,403 at December 31, 2008 and December 31, 2007, respectively, all of which were classified as long-term. The Company defines long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement. In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 40 basis points and can vary based on the Company's Debt to EBITDA ratio. The weighted average interest rates for the Company's lines were 1.36% and 2.16% at December 31, 2008 and December 31, 2007, respectively. In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.01%. At December 31, 2008, the Company had approximately $417,105 available under its existing bank credit facilities.

        In June 2006, the Company closed a $50,000 three-year term loan with a bank. The term loan allows the Company to borrow at a floating rate with a lower borrowing margin than the Company's revolving credit facility. The term loan also provides the Company with two one-year options to extend the term at the Company's discretion. In August 2008, the Company exercised the first one-year option to extend the term through June 2010. The Company used the proceeds to refinance existing debt borrowed under the revolving credit facility.

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

        In January 2003, the Company closed a private placement transaction pursuant to which it issued $150,000 of five-year debt to several highly rated insurance companies at a fixed rate of 4.60%. The Company used the proceeds to pay down existing short-term debt. The Company also swapped $100,000 of its fixed rate debt to floating rate based on six-month LIBOR plus a margin of approximately 107 basis points. The Company accounted for these swaps as fair value hedges. The Company determined the fair values based on estimated prices quoted by financial institutions. The fair values of these swaps were $(981) as of December 31, 2007. These notes and the related swaps matured and were paid off in January 2008. Although these notes were due within 365 days at December 31, 2007, the Company classified the notes as long-term at December 31, 2007 as the Company had the ability and intent to refinance these notes with another long-term debt arrangement.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 9. Financial Instruments (Continued)

        The Company's financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges. At December 31, 2008, the Company was in compliance with these financial debt covenants.

Note 10. Pension and Postretirement Benefits

        The Company sponsors both funded and unfunded defined benefit pension plans. These plans provide benefits based on various criteria, including, but not limited to, years of service and salary. The Company also sponsors an unfunded postretirement benefit plan in the U.S. that provides health and prescription drug benefits to retirees who meet the eligibility requirements. The Company uses a December 31 measurement date for all pension and postretirement benefit plans. The Company aggregates the disclosures of its U.S. and non-U.S. plans because the material assumptions used for such plans are similar.

        In September 2006, the FASB issued SFAS 158, which requires recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. This statement amends and clarifies the financial accounting and reporting guidance for defined benefit pension and other postretirement plans. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized first in OCI and then in AOCI, a component of shareholders' equity, net of tax effects. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company's fiscal year end. SFAS 158 was effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. As of January 1, 2008, the Company utilizes a fiscal year end measurement date for all plans. The Company adopted SFAS 158 as of December 31, 2006.

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

	Pension Benefits		Other Benefits
Obligations and Funded Status at December 31,	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$350,672	$338,644	$12,629	$12,083
Service cost	15,429	13,116	—	6
Interest cost	20,711	18,452	766	720
Foreign currency exchange adjustment	(44,437)	4,279	—	—
Amendments	—	—	(798)	—
Plan participants' contributions	8	1,838	627	465
Actuarial (gain) loss	(10,115)	(13,647)	426	1,026
Benefits paid (net of Medicare subsidy of $84 in 2008)	(14,166)	(10,238)	(1,604)	(1,671)
Impact of elimination of early measurement date	246	—	—	—
Curtailments	—	—	345	—
Settlements	(1,604)	(2,017)	—	—
Acquisitions	121	—	—	—

Benefit obligation at end of year	$316,865	$350,427	$12,391	$12,629

Change in plan assets
Fair value of plan assets at beginning of year	$393,866	$374,003	$—	$—
Actual return on assets	(90,414)	17,597	—	—
Foreign currency exchange adjustment	(36,079)	2,936	—	—
Employer contributions	11,413	8,267	978	1,206
Plan participants' contributions	8	1,838	626	465
Benefits paid (net of Medicare subsidy of $84 in 2008)	(14,166)	(10,238)	(1,604)	(1,671)
Settlements	—	(530)	—	—

Fair value of plan assets at end of year	$264,628	$393,873	$—	$—

Funded status	$(52,237)	$43,446	$(12,391)	$(12,629)

Contributions between measurement date and end of fiscal year	—	179	—	—

Net amount recognized	$(52,237)	$43,625	$(12,391)	$(12,629)

Amounts recognized in the Consolidated Statements of Financial Position consist of:
Other assets	$26,525	$95,666	$—	$—
Accrued and other current liabilities	(3,649)	(3,183)	(749)	(755)
Postretirement and postemployment benefits liability	(75,113)	(48,858)	(11,642)	(11,874)

Net amount recognized	$(52,237)	$43,625	$(12,391)	$(12,629)

        The other assets above largely consist of the overfunded IMS Qualified Retirement Plan. In the past, the IMS Qualified Retirement Plan was overfunded by an amount material enough to offset the post retirement liabilities in the U.S. and all other countries. Due to the performance of all pension plan assets during 2008, the Qualified Retirement Plan overfunded position was no longer sufficient to offset the postretirement liabilities in the U.S. and all other countries.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits (Continued)

        The accumulated benefit obligation for all defined benefit pension plans was $304,661 and $330,622 at December 31, 2008, and 2007, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31,	2008	2007
Projected benefit obligation	$189,193	$229,356
Accumulated benefit obligation	$177,579	$211,099
Fair value of plan assets	$110,432	$177,136

        The amounts recognized in accumulated other comprehensive income consist of:

Additional Information as of December 31,	Pension Benefits 2008	Other Benefits 2008	Pension Benefits 2007	Other Benefits 2007
Net actuarial loss (gain)	$186,255	$3,748	$77,222	$3,916
Prior service cost (credit)	(617)	(515)	(598)	(13)
Transition obligation (asset)	(63)	—	(66)	—

Total	$185,575	$3,233	$76,558	$3,903

	Pension Benefits			Other Benefits
Components of Net Periodic Benefit Cost for years ended December 31,	2008	2007	2006	2008	2007	2006
Service cost	$15,429	$13,116	$12,711	$—	$6	$23
Interest cost	20,711	18,452	15,876	766	720	667
Expected return on plan assets	(31,454)	(29,273)	(25,645)	—	—	—
Amortization of net loss (gain)	2,721	4,174	4,592	595	471	308
Amortization of prior service cost (credit)	18	331	(2)	(178)	(36)	(168)
Amortization of transition obligation (asset)	(3)	9	19	—	—	—
Curtailment loss (gain)	—	—	—	227	—	—
Settlement loss (gain)	—	(51)	264	—	—	—

Net periodic benefit cost	$7,422	$6,758	$7,815	$1,410	$1,161	$830

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Actuarial (gain) loss—current year	$111,753	$(1,970)	N/A	$427	$1,026	N/A
Prior service cost (credit)—current year	—	—	N/A	(798)	—	N/A
Amortization of actuarial (gain) loss	(2,721)	(4,174)	N/A	(595)	(472)	N/A
Amortization of prior service cost (credit)	(18)	(331)	N/A	178	36	N/A
Amortization of transition obligation (asset)	3	(9)	N/A	—	—	N/A
Curtailment loss gain)	—	—	N/A	118	—	N/A
Settlement loss (gain)	—	51	N/A	—	—	N/A
Change in effect of additional minimum liability	N/A	N/A	$(35,202)	N/A	N/A	N/A

Total recognized in other comprehensive income	$109,017	$(6,433)	$(35,202)	$(670)	$590	N/A

Total recognized in net periodic benefit cost and other comprehensive income	$116,439	$325	$(27,387)	$740	$1,751	$830

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits (Continued)

        The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows:

	Pension Benefits	Other Benefits	Total
Net actuarial loss (gain)	$5,589	$570	$6,159
Prior service cost (credit)	(195)	(162)	(357)
Transition obligation (asset)	(3)	—	(3)

Total	$5,391	$408	$5,799

ASSUMPTIONS

	Pension Benefits		Other Benefits
Weighted average assumptions used to determine benefit obligations at December 31,	2008	2007	2008	2007
Discount rate	5.91%	5.91%	6.00%	6.25%
Rate of compensation increase	3.66%	3.58%	N/A	N/A

	Pension Benefits			Other Benefits
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31,	2008	2007	2006	2008	2007	2006
Discount rate	5.90%	5.39%	5.15%	6.25%	6.00%	5.75%
Expected long-term return on plan assets	7.94%	7.94%	7.99%	N/A	N/A	N/A
Rate of compensation increase	3.58%	3.49%	3.75%	N/A	N/A	N/A

        In selecting an expected return on plan asset assumption, the Company considers the returns being earned by the plan assets in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. At January 1, 2009 the expected return on plan assets for the U.S. pension plans is 8.50%, which is unchanged from the prior year. Outside the U.S., the range of applicable expected rates of return is 1.5 – 7.5% as of January 1, 2009 compared to a range of 1.5% – 8.0% at January 1, 2008. The actual return on plan assets will vary from year to year versus this assumption. The Company believes it is appropriate to use long-term expected forecasts in selecting its expected return on plan assets. As such, there can be no assurance that its actual return on plan assets will approximate the long-term expected forecasts. The EROA was $31,454 and $29,273 and the actual loss on assets was ($90,414) and $17,597, respectively, for the years ended December 31, 2008 and 2007.

Assumed health care cost trend rates at December 31,	2008	2007	2006
Health care cost trend rate assumed for next year	9.25%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2015	2012

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits (Continued)

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$61	$(53)
Effect on accumulated postretirement benefit obligation	$974	$(840)

PLAN ASSETS

        The Company's pension plan weighted average asset allocations at December 31, 2008, and 2007, by asset category, follows:

	Plan Assets at December 31,
Asset Category	2008	2007
Equity securities	65%	70%
Debt securities	30	25
Real estate	4	4
Other	1	1

Total	100%	100%

        The target asset allocation for the Company's pension plans is as follows:

Asset Category	2008
Equity securities	60 – 80%
Debt securities	20 – 30%
Real estate	0 – 10%
Other	0 – 1%

        The Company invests primarily in equity and debt securities that are within prudent levels of risk and provide for necessary liquidity requirements. The long-term objectives are to invest in vehicles that provide a return that both limits the risk of plan assets failing to meet associated liabilities and minimizes long-term expense. The majority of the Company's plan assets are measured quarterly against benchmarks established by the Company's investment advisors, and the Company's Asset Management Committee, who has the authority to recommend changes as deemed appropriate and reviews actual performance. The Company periodically conducts asset liability modeling studies to ensure that the investment strategy is aligned with the obligations of the plans and that the assets will generate income and capital growth to meet the cost of current and future benefits that the plans provide. The pension plans do not include investments in Company stock at December 31, 2008 or 2007.

CASH FLOWS

        CONTRIBUTIONS.    During fiscal 2008, the Company contributed $12,390 to its pension and postretirement benefit plans which included voluntary contributions above the minimum requirements

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits (Continued)

for the pension plans. The Company currently expects to contribute $10,200 in required contributions and $1,100 in discretionary contributions to its pension and postretirement benefit plans during fiscal 2009. The Company may make additional contributions into its pension plans in fiscal 2009 depending on, among other factors, how the funded status of those plans changes and in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts the Company may deem to be appropriate.

        ESTIMATED FUTURE BENEFIT PAYMENTS AND SUBSIDY RECEIPTS.    The following benefit payments (net of expected participant contributions), which reflect expected future service and the Medicare Part D subsidy receipts, are expected to be paid or received as follows:

Expected benefit payments/(subsidy receipts)	Pension Benefits	Other Benefits	Expected Federal Subsidy
2009	$11,265	$1,443	$(118)
2010	11,826	1,568	(138)
2011	12,246	1,728	(152)
2012	15,262	1,833	(175)
2013	15,071	1,965	(187)
Years 2014 – 2018	$94,425	$11,158	$(842)

        PLANS ACCOUNTED FOR UNDER APB OPINION NO. 12, "OMNIBUS OPINION—1967."    The Company provides certain executives with supplemental pension benefits in accordance with their individual employment arrangements. As individual arrangements, these pension benefits are accounted for under APB Opinion No. 12 (which addresses accounting for deferred compensation contracts) and not SFAS No. 87, and as a result, the tables of this Note 10 do not include the Company's expense or obligation associated with providing these benefits. The Company's obligation for these unfunded arrangements was $17,610 at December 31, 2008 and $15,259 at December 31, 2007. Annual expense was approximately $2,101, $2,880 and $4,725 for the years ended December 31, 2008, 2007 and 2006, respectively. The discount rate and rate of compensation increase used to measure year end obligations was 6.00% and 4.50%, respectively, as of December 31, 2008, and 6.25% and 5.00%, respectively, as of December 31, 2007.

        DEFINED CONTRIBUTION PLANS.    Certain employees of the Company in the U.S. are eligible to participate in the Company-sponsored defined contribution plan. The Company makes a matching contribution of up to 50% of the employee's contribution based on specified limits of the employee's salary. The Company's expense related to this plan was approximately $4,694, $4,501 and $3,873 for the years ended December 31, 2008, 2007 and 2006, respectively. Approximately 2% and 3% of total plan assets were invested in Company stock at December 31, 2008 and 2007, respectively.

        On January 1, 2007, the defined contribution executive retirement plan was established. Participants are certain key executives who are designated by the CEO and approved by the Human Resource Committee of the board. Contributions are defined in the plan document and consist of a basic and a past service contribution. Both types of contributions are based on age and service, however, the past service contribution is only granted to the participants for the first ten years of participation in the plan. The plan has no assets, but a liability equal to the contributions credited to the participants is recorded in the balance sheet of the Company. The Company's expense related to

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits (Continued)

this plan was approximately $1,954 and $1,700 for the years ended December 31, 2008 and 2007, respectively.

        There are additional Company-sponsored defined contribution arrangements for employees of the Company residing in countries other than the United States. The Company is required to make contributions based on the specific requirements of the plans. The Company's expense related to these plans was approximately $6,562, $5,818 and $4,329 for the years ended December 31, 2008, 2007 and 2006, respectively. None of the plan assets were invested in Company stock at any time during 2008, 2007, or 2006.

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

        The Company maintains four Stock Incentive Plans, which provide for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to eligible employees and Non-Employee Directors. At December 31, 2008, there were 59,279 shares of Common Stock reserved for issuance under all of the Company's stock plans, of which 11,636 shares are still available for future grants. Common Stock reserved for issuance includes 18,448 shares from the 2000 Stock Incentive Plan,

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

which the Board of Directors approved during 2000, 36,484 shares from the 1998 Employees' Stock Incentive Plan, 29,784 of which was approved by the shareholders during 1998 and 6,700 of which were approved by the shareholders in May 2006, 3,437 shares from the 1998 Employees' Stock Purchase Plan, which was approved by the shareholders during 1998, and 910 shares from the 1998 Non-Employee Directors' Stock Incentive Plan, 410 shares of which were approved by the shareholders during 1998 and an additional 500 shares of which were approved by the shareholders in May 2003. Historically, stock options have been granted to broad groups of employees on a discretionary basis. Beginning in fiscal 2006, employees are generally eligible to receive restricted stock units with a service condition of four years instead of stock options with a service condition of three years. Certain senior employees continue to be eligible to receive restricted stock units which contain both performance and service conditions and beginning in fiscal 2008, stock appreciation rights with service conditions.

        The Employee Stock Purchase Plan ("ESPP") was originally adopted in 1998 with a quarterly purchase period and a price equal to the lesser of 90% of the fair market value on the first trading day or the last trading day of the period. The Company amended its ESPP in 2001 to allow employees to purchase a limited amount of Common Stock at the end of each six-month period at a price equal to the lesser of 85% of fair market value on (a) the first trading day of the period, or (b) the last trading day of the period. Beginning with the first purchase of 2006, the plan was amended to allow employees to purchase a limited amount of Common Stock at the end of each six-month period at a price equal to 85% of the fair market value on the last trading day of the period. Beginning with the first purchase of 2007, the plan was amended to allow employees to purchase a limited amount of Common Stock at the end of each six-month period at a price equal to 90% of the fair market value on the last trading day of the period. Fair market value is defined as the average of the high and low prices of the shares on the relevant day. The 10% discount made the plan compensatory under SFAS 123R. At the discretion of the Human Resources Committee of the Company's Board of Directors (the "Committee"), the ESPP was discontinued effective with the December 31, 2007 purchase.

        Stock options are granted with an exercise price equal to the fair market value of a share of Common Stock on the date of grant. Stock options expire within seven to ten years and generally vest ratably over three years for employees and one to three years for non-employee directors. The vesting period and option term for grants to employees is at the discretion of the Committee.

        Stock appreciation rights ("SARS") are granted with an exercise price equal to the fair market value of a share of Common Stock on the date of grant. SARS expire within seven years and will vest ratably over four years for employees. The vesting period and option term for grants to employees is at the discretion of the Committee.

        Restricted stock units ("RSUs") are granted at a price equal to the fair market value of a share of Common Stock on the date of grant. RSUs with service vesting generally vest ratably over three to four years. The vesting period for grants to employees is at the discretion of the Committee. Non-employee directors and senior executives have the ability to elect to defer settlement of RSUs pursuant to the Company's Stock Incentive Plans. Elections to defer the share distribution date are subject to the requirements of Internal Revenue Code Section 409A.

        Participation in the Performance Restricted Stock Units program ("PERS"), under which performance RSUs are granted, is limited to key senior executives. The target award is denominated in cash and is equal to each eligible executive's annual incentive target. These awards are subject to fair value adjustments for any changes in the underlying market value of the Company's Common Stock

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

until the end of the performance period. The performance period is one year during which performance against the established financial criterion is measured. The actual award is quantified and granted to eligible employees in RSUs at the February Committee meeting in the year following the one year performance period. Upon grant, there is an additional two year cliff vest service requirement which begins on the first business day of the year following the performance period. If performance criterion is not met, the award is forfeited and no RSUs are granted. The RSUs granted are determined using the fair market value based on the average high/low stock price for the last 20 trading days of the performance period in accordance with the PERS program. Performance awards are granted at a price equal to the fair market value of a share of Common Stock on the date of grant.

        Participation in the Long Term Incentive program ("LTI"), under which performance RSUs are granted, is at the CEO's discretion with participants varying from year to year. The target awards, by person, are approved by the Committee prior to the end of the first quarter of the performance cycle. The target award is denominated 50% in cash, or in unrestricted shares of stock based on the fair market value of IMS Common Stock on the day of grant, which are payable after the two year performance period. The remaining 50% is payable in RSUs, which are granted after the two year performance period with an additional two year cliff vest service requirement. A RSU, if earned, may only be settled by issuance or delivery of a share. These awards are subject to fair value adjustments for any changes in the underlying market value of the Company's Common Stock until the end of the two year performance period. At the end of the performance period, achievement against the established financial criterion is measured and the actual payout percentage is quantified and approved by the Committee following approval of year end results by the Board of Directors. If performance criterion is not met, the award is forfeited and no RSUs are granted and no cash or unrestricted shares are paid. The RSUs granted are determined using the fair market value based on the average high/low stock price for the last 20 trading days of the year prior to the beginning of the performance period in accordance with the LTI plan document. Performance awards are granted at a price equal to the fair market value of a share of Common Stock on the date of grant.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

        The following table summarizes activity of stock options for the periods indicated:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Options Outstanding, December 31, 2005	29,984	$22.91
Granted	11	$24.54
Exercised	(6,161)	$19.36
Forfeited	(699)	$23.58
Cancelled	(1,739)	$28.93

Options Outstanding, December 31, 2006	21,396	$23.43

Granted	—	—
Exercised	(6,299)	$22.72
Forfeited	(200)	$24.14
Cancelled	(371)	$27.61

Options Outstanding, December 31, 2007	14,526	$23.62

Granted	1,159	$22.58
Exercised	(277)	$19.91
Forfeited	(88)	$23.86
Cancelled	(2,141)	$25.51

Options Outstanding, December 31, 2008	13,179	$23.29	2.14	$357

Options Vested or Expected to Vest, December 31, 2008	13,044	$23.30	2.08	$357

Exercisable, December 31, 2008	12,051	$23.36	1.79	$357

        The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company's Common Stock as of the end of the period. As of December 31, 2008, approximately $4,825 of unrecognized stock compensation expense related to unvested stock options (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 3.29 years. Proceeds received from the exercise of stock options were $5,520 for the year ended December 31, 2008, and $143,128 for the year ended December 31, 2007. The intrinsic value of stock options that were exercised was $1,146 for the year ended December 31, 2008, the majority of which is currently deductible for tax purposes, $50,120 for the year ended December 31, 2007, and $49,208 for the year ended December 31, 2006.

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

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

        The Company granted SARs on April 15, 2008. The Company did not grant any stock options during 2007. The following table summarizes the weighted average assumptions used to compute the weighted average fair value of prior year stock option grants:

	2008	2006
Dividend Yield	0.5%	0.5%
Weighted Average Volatility	22.6%	29.4%
Risk Free Interest Rate	2.87%	4.49%
Expected Term	5.00 years	4.39 years
Weighted Average Fair Value of Options Granted	$5.49	$7.82
Weighted Average Grant Price	$22.58	$24.54
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

  •
  The expected term was estimated for the 2006 grant of stock options by reviewing the historical exercise experience of a fully vested material grant that was close to maturity. The expected term was estimated for the 2008 grant of stock appreciation rights by reviewing the historical exercise experience of all past stock option grants with vesting terms of three years. The expected term that resulted from the review of three year awards was adjusted to account for the four year vesting of the stock appreciation rights granted in 2008. An increase in the expected holding period will increase stock compensation expense.

        The following table summarizes activity of RSUs with service conditions:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested, December 31, 2005	444	$20.30

Granted	1,386	$26.12
Vested	(217)	$22.03
Forfeited	(55)	$25.79

Unvested, December 31, 2006	1,558	$25.04

Granted	1,219	$29.64
Vested	(296)	$26.06
Forfeited	(148)	$28.09

Unvested, December 31, 2007	2,333	$27.16

Granted	1,356	$22.24
Vested	(569)	$27.45
Forfeited	(348)	$26.74

Unvested, December 31, 2008	2,772	$24.75	$41,570

Vested or Expected to Vest, December 31, 2008	2,565	$24.75	$38,466

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

        The intrinsic value for RSUs is calculated based on the market price of the Company's Common Stock as of the end of the period. As of December 31, 2008, approximately $46,325 of unrecognized stock compensation expense related to unvested RSUs (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 2.48 years. The total fair value of RSUs with service conditions which vested during the periods ended December 31, 2008, 2007 and 2006 was $14,496, $8,716 and $4,467, respectively.

        The following table summarizes activity of RSUs with performance conditions:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested, December 31, 2005	375	$21.12

Granted	154	$24.53
Vested	(181)	$21.76
Forfeited	(28)	$24.08

Unvested, December 31, 2006	320	$22.14

Granted	123	$29.16
Vested	(84)	$18.65
Forfeited	(6)	$27.00

Unvested, December 31, 2007	353	$25.34

Granted	237	$24.44
Vested	(109)	$23.86
Forfeited	(12)	$27.26

Unvested, December 31, 2008	469	$25.17	$7,036

Vested or Expected to Vest, December 31, 2008	462	$25.18	$6,933

        The intrinsic value for RSUs with performance conditions is calculated based on the market price of the Company's Common Stock as of the end of the period. As of December 31, 2008, approximately $1,436 of unrecognized stock compensation expense related to unvested restricted stock units (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.11 years. The total fair value of RSUs with performance conditions which vested during the periods ended December 31, 2008, 2007 and 2006 was $1,059, $2,347 and $5,570, respectively.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

        The following table summarizes activity of non-employee director deferred stock granted in lieu of board meeting fees:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	30	$22.12

Granted	3	$26.13

Outstanding, December 31, 2006	33	$22.49

Granted	5	$29.50

Outstanding, December 31, 2007	38	$23.37

Granted	6	$19.71

Outstanding, December 31, 2008	44	$22.81

        The following table summarizes the components and classification of stock-based compensation expense in 2008 and 2007:

	Year ended December 31,
	2008	2007
Stock Options	$4,030	$14,143
Restricted Stock Units	24,008	20,810
Employee Stock Purchase Plan	(2)	639

Total Stock-Based Compensation Expense	$28,036	$35,592

Operating Costs of I&A	$2,938	$3,610
Direct and Incremental Costs of C&S	3,616	3,762
Selling, & Administrative Expenses	21,482	28,220

Total Stock-Based Compensation Expense	$28,036	$35,592

Tax Benefit on Stock-Based Compensation Expense	$8,892	$10,334

Capitalized Stock-Based Compensation Expense	$185	$325

        The tax benefit realized on stock options exercised and restricted stock issued for the year ended December 31, 2008 was $4,743.

        Realized tax benefits in excess of amounts recognized in the Consolidated Statements of Income were recognized as a financing activity rather than an operating activity for purposes of the Consolidated Statement of Cash Flows and were equal to $94 and $5,103 as of December 31, 2008 and 2007, respectively.

        The Company satisfies stock option exercises, vested RSUs and ESPP shares with repurchased treasury stock on hand. For further information regarding the Company's share repurchase programs and shares available for repurchase under such programs, see Note 14.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 12. Income Taxes

        Income from continuing operations before provision for income taxes consisted of:

	2008	2007	2006
U.S.	$192,920	$191,574	$277,677
Non-U.S.	222,169	158,021	171,068

	$415,089	$349,595	$448,745

        The provision (benefit) for income taxes consisted of:

	2008	2007	2006
U.S. Federal and State:
Current	$59,658	$86,883	$84,124
Deferred	(15,901)	416	(7,546)

	$43,757	$87,299	$76,578

Non-U.S.:
Current	$35,602	$48,599	$47,367
Deferred	24,480	(20,343)	9,289

	60,082	28,256	56,656

Total	$103,839	$115,555	$133,234

        The following table summarizes the significant differences between the U.S. Federal statutory taxes and the Company's provision for income taxes for consolidated financial statement purposes.

	2008	2007	2006
Tax Expense at Statutory Rate	35.0%	35.0%	35.0%
State and Local Income Taxes, net of Federal Tax Benefit	1.2	1.5	1.3
Impact of Non-U.S. Tax Rates and Credit	(2.7)	(3.0)	(1.2)
FIN 48 Liabilities	3.6	5.4	—
Reorganization of Non-U.S. Subsidiaries	(5.0)	(3.6)	—
Contract/Statute of Limitation Expirations	(3.4)	—	—
U.S. Audit Settlements	(2.5)	—	(3.9)
Pre-Spin Legacy Liability	(2.1)	—	(6.4)
Non-U.S. Audit Settlements	(0.2)	(4.7)	—
Impact of Non-U.S. Tax Rate Changes	—	2.1	—
Unremitted Earnings	—	—	6.2
Amortization of U.S. Intangibles	—	—	(3.1)
Other, net	1.1	0.4	1.8

Total Taxes	25.0%	33.1%	29.7%

        In 2008, the Company's effective tax rate of 25.0% was favorably impacted by approximately $20,700 as a result of a non-U.S. reorganization involving several IMS subsidiaries, $11,000 due to audit settlements with taxing authorities, $9,700 as a result of the termination of a non-U.S. agreement, $9,700 in connection with the resolution of certain legacy tax matters (see Note 15) and $4,400 due to the expiration of certain statutes of limitation.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 12. Income Taxes (Continued)

        For the twelve months ended December 31, 2008 the Company recorded approximately $18,800 of tax expense related to unrecognized tax benefits that if recognized, would favorably affect the effective tax rate. Included in this amount is $9,200 of interest and penalties.

        The IRS concluded its audit of the Company's 2004 and 2005 federal income tax returns during the second quarter of 2008. The resolution of the audit resulted in a tax payment of approximately $5,300 for which a reserve had been previously established. The Company files numerous consolidated and separate income tax returns in the U.S. (federal and state) and non-U.S. jurisdictions. With one exception, the Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2004. With respect to that exception, the Company and the IRS have entered into an agreement to resolve the outstanding issues related thereto; however the statute of limitations with respect to that matter has not yet expired (see Note 15 to our Consolidated Financial Statements, D&B Legacy Related Tax Matters, The Partnership (Tax Year 1997)). The Company is no longer subject to state and local income tax examination by tax authorities for years before 1997. Further, with few exceptions, the Company is no longer subject to examination by tax authorities in its material non-U.S. jurisdictions prior to 2003. It is reasonably possible that within the next twelve months the Company could realize approximately $22,400 of unrecognized benefits as a result of the expiration of certain statutes of limitation.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

FIN 48 Tabular Reconciliation	2008	2007
Gross unrecognized tax benefits at January 1	$138,328	$117,184
Gross (decreases)/increases—prior period positions	(15,852)	6,507
Gross increases—current period positions	7,941	15,690
Decreases—settlement with tax authorities	(27,164)	—
Reductions—lapse of statute of limitations	(14,333)	—
Other	(1,041)	(1,053)

Gross unrecognized tax benefits at December 31.	$87,879	$138,328

        In 2007, the Company's effective tax rate of 33.1% was impacted primarily by a tax reduction of approximately $16,500 arising from a favorable non-U.S. audit settlement for tax years 1998 through 2002, a tax charge of $7,500 to revalue net deferred tax assets arising from the enactment of the German 2008 Business Tax Reform Act which reduced the German federal tax rate from 25% to 15% and a tax reduction of $12,440 arising from a reorganization of certain non-U.S. subsidiaries.

        On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). As a result of this adoption, the Company recognized an increase in liabilities for uncertain tax positions of approximately $51,800 and a corresponding reduction to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had $117,200 of gross unrecognized tax benefits and interest and penalties of $13,500. The Company recognizes interest expense and penalties related to unrecognized tax benefits in income tax expense.

        In 2006, the Company's effective tax rate of 29.7% was favorably impacted by approximately $69,200 primarily due to a U.S. partnership audit settlement for the tax years 1998 through 2003 and a U.S. corporate audit settlement of $17,600 for the tax years 2000 through 2003. The effective tax rate was also impacted by $27,650 of tax expense associated with a reorganization of certain non-U.S. subsidiaries, of which $6,200 was incurred in the fourth quarter. Further, $24,900 of tax expense was

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 12. Income Taxes (Continued)

recorded in 2006 related to disputes between the Company and NMR, on the one hand, and Donnelley and certain of its former affiliates on the other hand, as to the proper interpretation, and allocation, of tax liabilities under the 1996 Spin-Off agreements (see Note 15).

        The Company's deferred tax assets (liabilities) are comprised of the following at December 31:

	2008	2007
Deferred Tax Assets:
Net Operating Losses	$44,898	$48,925
Non-U.S. Intangibles	32,540	36,840
Employment Benefits	20,685	—
Equity Compensation	17,140	13,489
Post Employment Benefits	8,525	21,089
Deferred Revenues	5,206	7,499
Other	—	6,313
Securities and Other Investments	133	17

	129,127	134,172
Valuation Allowance	(35,268)	(32,096)

	93,859	102,076

Deferred Tax Liabilities:
Computer Software	(87,150)	(78,104)
Undistributed Earnings	—	(27,650)
Employee Benefits	—	(19,088)
Depreciation	(13,686)	(5,926)
Other	(7,839)	(3,595)

	(108,675)	(134,363)

Net Deferred Tax Liability	$(14,816)	$(32,287)

        The 2008 and 2007 net deferred tax liability consists of a current deferred tax asset of $24,645 and $57,043, a non-current deferred tax asset of $39,254 and $33,528, a current deferred tax liability of $9,444 and $7,415, and a non-current deferred tax liability included in Other liabilities of $69,271 and $115,444, respectively. Also included in Other liabilities are certain income tax liabilities of $11,850 deemed to be long-term in nature. See Notes 2 and 15.

        The Company has federal, state and local, and non-U.S. tax loss carryforwards, the tax effect of which was $44,898 as of December 31, 2008. Of this amount, $13,390 have an indefinite carryforward period, $316 will expire in 2009 and the remaining $31,192 expire at various times between 2010 and 2028. The Company established valuation allowances against state and local and non-U.S. net operating losses as follows: $35,268 in 2008, $32,096 in 2007 and $21,078 in 2006, that based on available evidence, are more likely than not to expire before they can be utilized.

        Undistributed earnings of non-U.S. subsidiaries aggregated approximately $1,084,300 at December 31, 2008. As of December 31, 2008, the Company intends to indefinitely reinvest all unremitted earnings outside the U.S. It is not currently practicable to determine the amount of applicable taxes on this amount.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 13. Commitments

        The Company's contractual obligations include facility leases, agreements to purchase data and telecommunications services, leases of certain computer and other equipment and projected pension and other postretirement benefit plan contributions. At December 31, 2008, the minimum annual payment under these agreements and other contracts that have initial or remaining non-cancelable terms in excess of one year are as listed in the following table:

	Year
	2009	2010	2011	2012	2013	Thereafter	Total
Operating Leases(1)	$36,805	$33,017	$30,343	$26,461	$17,925	$45,179	$189,730
Data Acquisition and Telecommunication Services(2)	165,405	109,368	71,567	35,867	18,400	61	400,668
Computer and Other Equipment Leases(3)	17,059	10,911	4,723	1,187	90	649	34,619
Projected Pension and Other Postretirement Benefit Plan Contributions(4)	11,410	—	—	—	—	—	11,410
Long-term Debt(5)	33,798	33,798	662,550	25,512	403,845	412,271	1,571,774
Other Long-term Liabilities Reflected on Consolidated Balance Sheet(6)	34,056	14,749	14,279	17,182	16,906	104,741	201,913

Total	$298,533	$201,843	$783,462	$106,209	$457,166	$562,901	$2,410,114

(1)
Rental expense under real estate operating leases for the years 2008, 2007 and 2006 was $35,028, $35,646 and $26,073, respectively.

(2)
Expense under data and telecommunications contracts for the years 2008, 2007 and 2006 was $182,819, $165,230 and $145,082, respectively.

(3)
Rental expense under computer and other equipment leases for the years 2008, 2007 and 2006 was $20,723, $24,299 and $23,021, respectively. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.

(4)
The Company's contributions to pension and other postretirement benefit plans for the years 2008, 2007 and 2006 were $12,120, $9,473 and $17,964, respectively. The estimated contribution amount shown for 2009 includes both required and discretionary contributions to funded plans as well as benefit payments from unfunded plans. The majority of the expected contribution shown for 2009 is required.

(5)
Amounts represent the principal balance plus estimated interest expense based on current interest rates under the Company's long-term debt (see Note 9).

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

  related balances) are excluded from the above table: long-term tax liabilities ($11,850), deferred taxes ($69,271), FIN 48 tax liability ($94,281) and other sundry items ($7,715).

        Under the terms of certain purchase agreements related to acquisitions made since 2002, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2008 and 2009. Substantially all of these additional payments will be recorded as goodwill in accordance with EITF No. 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination." The Company approximately paid $19,300 under these contingencies during 2008. Based on current estimates, the Company expects that additional contingent consideration under these agreements may total approximately $3,300. It is expected that these contingencies will be resolved within a specified time period after the end of each respective calendar year for 2008 and 2009.

Note 14. IMS Health Capital Stock

        The Company's share repurchase program has been developed to buy opportunistically, when the Company believes that its share price provides it with an attractive use of its cash flow and debt capacity.

        On December 18, 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000 shares. As of December 31, 2008, 9,505 shares remained available for repurchase under the December 2007 program.

        On December 19, 2006, the Board of Directors authorized a stock repurchase program to buy up to 10,000 shares. This program was completed in November 2007 at a total cost of $287,072.

        On January 25, 2006, the Board of Directors authorized a stock repurchase program to buy up to 30,000 shares. This program was completed in May 2007 at a total cost of $799,906.

        During 2008, the Company repurchased 10,495 shares of outstanding Common Stock under these programs at a total cost of $238,046.

        During 2007, the Company repurchased approximately 16,444 shares of outstanding Common Stock under these programs at a total cost of $466,479, including the repurchase of 6,135 shares pursuant to an accelerated share repurchase program ("ASR"). As part of the ASR, the Company simultaneously entered into a forward contract for the final settlement of the ASR transaction which was indexed to the price of the Company's Common Stock. The ASR agreement provided for the final settlement amount to be in the Company's Common Stock if the Company were to owe an amount to the bank, or in either cash or additional shares of the Company's Common Stock, at the Company's sole discretion, if the bank were to owe an amount to the Company. As the agreement required the Company to deliver shares to the bank for final settlement, the forward contract element qualified for permanent equity classification and the fair value of the forward contract, which was zero at the contract's inception, was recorded in equity in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock." Subsequent changes in the fair value of the forward contract were not recorded as the Company continued to classify the forward contract as equity. Upon completion of the ASR in April 2007, the Company was required to pay approximately $6,000 in shares, and therefore issued 203 treasury shares, as full settlement of its obligation under the ASR. The total cost of the ASR was approximately $176,000 or $28.68 per share. The Company funded the ASR through its existing bank

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 14. IMS Health Capital Stock (Continued)

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

        These share repurchases positively impacted the Company's diluted earnings per share by $0.06, $0.01 and $0.08 for the years ended December 31, 2008, 2007 and 2006, respectively.

        Shares acquired through the Company's repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with SEC Rule 10b-18, with the exception of purchases pursuant to the 2006 and 2007 ASR.

        Under the Company's Restated Certificate of Incorporation as amended, the Company has authority to issue 820,000 shares with a par value of $.01 per share of which 800,000 represent shares of Common Stock, 10,000 represent shares of preferred stock and 10,000 represent shares of Series Common Stock. The preferred stock and Series Common Stock can be issued with varying terms, as determined by the Board of Directors.

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

        The third-party investors have the right to take steps that would result in the liquidation of their LLC interests on June 30, 2009. If the third-party investors decide to liquidate their ownership interests in the LLC, the Company will attempt to replace the third-party investors, or if unsuccessful, purchase these ownership interests.

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

        The underlying tax controversies with the Internal Revenue Service ("IRS") have substantially all been resolved and the Company paid to the IRS the amounts that it believed were due and owing. In the first quarter of 2006, Donnelley indicated that it disputed the amounts contributed by the Company toward the resolution of these matters based on the Donnelley Parties' interpretation of the allocation of liability under the 1996 Spin-Off agreements. The Donnelley Parties on the one hand, and NMR and the Company, on the other hand, have attempted to resolve these disputes through negotiation. The 1996 Spin-Off agreements provide that if the parties cannot reach agreement through negotiation they must arbitrate the disputes. The Company intends to vigorously defend itself with respect to any such disputes. As of December 31, 2008, the Company had a reserve of approximately $11,900 (liability and interest, net of tax benefit) for these matters.

        On August 14, 2006, the Donnelley Parties commenced arbitration regarding one of these disputes (referred to herein as the "Dutch Partnership Dispute") by filing a Notice of Arbitration and Statement of Claim (the "Donnelley Statement") with the American Arbitration Association International Center for Dispute Resolution (the "AAA"). In the Donnelley Statement, the Donnelley Parties claimed that the Company and NMR collectively owed approximately an additional $10,800 with respect to the Dutch Partnership Dispute. On October 16, 2006, the Company and NMR filed a Statement of Defense denying all claims made by the Donnelley Parties in the Donnelley Statement. In October 2007, a hearing on the merits of the parties' claims took place before an AAA arbitration panel, and

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 15. Contingencies (Continued)

on December 6, 2007, the panel issued a Partial Award. In the Partial Award, the panel directed the parties to attempt to agree on the allocation of liability between the parties for the tax controversy underlying the Dutch Partnership Dispute, in accordance with principles set out in the Partial Award. The parties were unable to reach agreement and, in March 2008, each submitted to the AAA arbitration panel their own calculation of the allocation of liability. In July 2008, the AAA arbitration panel issued a Clarifying Order addressing in concept some (but not all) of the matters disputed by the parties in March 2008 in connection with the application of the principles set forth in the Partial Award. In the Clarifying Order, the panel directed the parties to submit an agreed joint computation of the principal amount of the liability to be shared, as well as proposed provisions for interest and/or costs. The parties reached agreement on the application of the decisions of the AAA arbitration panel and consented to the entry of a consent award by the panel as of September 8, 2008. Under the consent award, the parties agreed to the allocation of the principal amount of liability to be shared and to provisions for interest and costs resulting in a payment of $4,600 ($3,100 net of tax benefit) and an additional interest and cost payment of $2,600 ($1,700 net of tax benefit) by the Company to the Donnelley Parties. The consent award represents the final resolution of the Dutch Partnership Dispute.

        THE PARTNERSHIP (TAX YEAR 1997).    During the fourth quarter of 2008, the Company entered into a final agreement with the IRS in which the IRS disallowed certain items of partnership expense for tax year 1997 with respect to a partnership now substantially owned by the Company (the "Partnership"). During 1997, the Partnership was substantially owned by Cognizant, but liability for this matter was allocated to the Company pursuant to the agreements effecting the 1998 Spin-Off. As a result of the settlement, the Company's liability (tax and interest, net of tax benefit) with respect to tax year 1997 should be approximately $20,200, which amount the Company has reserved in current accrued income taxes payable at December 31, 2008.

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

IMS HEALTH GOVERNMENT SOLUTIONS VOLUNTARY DISCLOSURE PROGRAM PARTICIPATION

        The Company's wholly-owned subsidiary, IMS Government Solutions Inc., is primarily engaged in providing services and products under contracts with the U.S. government. U.S. government contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government have the ability to investigate whether contractors' operations are being conducted in accordance with such requirements. U.S. government investigations, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed on us, or could lead to suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and may result in no adverse action against the Company.

        IMS Government Solutions discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 15. Contingencies (Continued)

in May 2005). Upon discovery of the potential noncompliance, the Company began remediation efforts, promptly disclosed the potential noncompliance to the U.S. government, and was accepted into the Department of Defense Voluntary Disclosure Program. The Company filed its Voluntary Disclosure Program Report ("Disclosure Report") on August 29, 2008. Based on the Company's findings as disclosed in the Disclosure Report, the Company recorded a reserve of approximately $3,700 for this matter in the third quarter of 2008. The Company is currently unable to determine the outcome of this matter pending the resolution of the Voluntary Disclosure Program process and its ultimate liability arising from this matter could exceed its current reserve.

OTHER CONTINGENCIES

        CONTINGENT CONSIDERATION.    Under the terms of certain purchase agreements related to acquisitions made since 2002, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2008 and 2009. Substantially all of these additional payments will be recorded as goodwill in accordance with EITF No. 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination." The Company paid approximately $19,300 under these contingencies during 2008. Based on current estimates, the Company expects that additional contingent consideration under these agreements may total approximately $3,300. It is expected that these contingencies will be resolved within a specified time period after the end of each respective calendar year for 2008 and 2009.

Note 16. Merger Costs

        In connection with the terminated merger with The Nielsen Company ("Nielsen"), formerly known as VNU N.V., and in accordance with the terms of the merger termination agreement, Nielsen was required to pay the Company $45,000 as a result of the acquisition of Nielsen by a private equity group in June 2006. This $45,000 payment was received during 2006 and is reflected in Other income (expense), net in the Consolidated Statements of Income for the year ended December 31, 2006. Furthermore, the Company was required to pay $6,016 during 2006 of investment banker fees and expenses related to the $45,000 payment received, which are included in Merger costs in the Consolidated Statements of Income for the year ended December 31, 2006.

Note 17. Supplemental Financial Data

ACCOUNTS RECEIVABLE, NET:

	At December 31,
	2008	2007
Trade and notes	$299,219	$344,077
Less: Allowances	(5,960)	(8,980)
Unbilled receivables	89,517	80,829

	$382,776	$415,926

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 17. Supplemental Financial Data (Continued)

OTHER CURRENT ASSETS:

	At December 31,
	2008	2007
Deferred income taxes	$24,645	$57,043
Prepaid expenses	56,372	62,353
Work-in-process inventory	68,640	67,054
Other	24,442	19,548

	$174,099	$205,998

PROPERTY, PLANT AND EQUIPMENT, NET:

	At December 31,
			Estimated Useful Lives
	2008	2007
Buildings	$77,306	$88,140	40 – 50 years
Less: Accumulated depreciation	(24,768)	(25,426)
Machinery and equipment	246,860	242,657	3 – 12 years
Less: Accumulated depreciation	(161,529)	(157,101)
Leasehold improvements, less accumulated amortization of $22,043 and $18,594, respectively	38,318	22,178
Construction-in-progress	3,270	14,783
Land	3,598	3,646

	$183,055	$188,877

COMPUTER SOFTWARE AND GOODWILL:

	External-Use Software	Internal-Use Software	Goodwill
January 1, 2007	$151,976	$103,309	$531,610
Additions at cost	50,657	54,282	81,687
Amortization	(56,307)	(25,395)	—
Other and foreign exchange	5,669	(15,159)	38,412

December 31, 2007	$151,995	$117,037	$651,709
Additions at cost	22,805	54,951	31,900
Amortization	(49,732)	(36,715)	—
Other and foreign exchange	(7,103)	345	(20,077)

December 31, 2008	$117,965	$135,618	$663,532

        Accumulated amortization of total computer software was $646,668 and $570,201 at December 31, 2008 and 2007, respectively. Accumulated amortization of external-use computer software was $294,949 and $255,606 at December 31, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 17. Supplemental Financial Data (Continued)

OTHER ASSETS:

	At December 31,
	2008	2007
Long-term pension assets	$26,512	$95,667
Long-term deferred tax asset	39,254	33,528
Deferred charges and other intangible assets	118,144	126,381
Other	23,379	33,422

	$207,289	$288,998

ACCOUNTS PAYABLE:

	At December 31,
	2008	2007
Trade	$64,867	$71,113
Taxes other than income taxes	40,193	32,942
Other	14,738	13,433

	$119,798	$117,488

ACCRUED AND OTHER CURRENT LIABILITIES:

	At December 31,
	2008	2007
Salaries, wages, bonuses and other compensation	$73,396	$84,976
Accrued data acquisition costs	68,730	68,098
Accrued severance and other costs	21,204	59,664
Other	112,434	120,796

	$275,764	$333,534

OTHER LIABILITIES:

	At December 31,
	2008	2007
Long-term tax liability	$11,850	$14,400
Deferred tax liability	69,271	115,444
Long-term FIN 48 tax liability	94,281	110,307
Other	10,275	25,179

	$185,677	$265,330

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

OPERATING RESULTS BY GEOGRAPHIC REGION

        The following represents selected geographic information for the regions in which the Company operates as of and for the years ended December 31, 2008, 2007 and 2006.

	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total IMS
Year Ended December 31, 2008:
Operating Revenue(4)	$1,017,423	$984,385	$327,720	—	$2,329,528
Operating Income (Loss)(5)	$313,543	$125,364	$121,475	$(62,077)	$498,305
Total Assets	$779,437	$848,014	$225,556	$234,130	$2,087,137

Year Ended December 31, 2007:
Operating Revenue(4)	$975,754	$925,405	$291,412	—	$2,192,571
Operating Income (Loss)(5)	$326,283	$117,610	$111,119	$(161,733)	$393,279
Total Assets	$773,857	$982,998	$216,021	$271,328	$2,244,204

Year Ended December 31, 2006:
Operating Revenue(4)	$881,392	$812,153	$265,043	—	$1,958,588
Operating Income (Loss)(5)	$296,313	$109,449	$106,269	$(67,845)	$444,186
Total Assets	$648,989	$897,152	$178,284	$182,169	$1,906,594

Notes to Geographical Financial Information:

(1)
Americas includes the United States, Canada and Latin America. Operating Revenue in the United States was $842,004, $801,017, and $717,603 in 2008, 2007 and 2006, respectively, and Total Assets were $644,786, $613,146, and $519,913 in 2008, 2007 and 2006, respectively.

(2)
EMEA includes countries in Europe, the Middle East and Africa.

(3)
Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region.

(4)
Operating Revenue relates to external customers and is primarily based on the location of the customer. The Operating Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)
Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions' profitability. The Operating Income amounts for the geographic segments

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 18. Operations by Business Segment (Continued)

  include the impact of foreign exchange in converting results into U.S. dollars. For the year ended December 31, 2008, Severance, impairment and other charges of $4,684 and $4,724 for EMEA and Asia Pacific, respectively, are presented in Corporate & Other. For the year ended December 31, 2007, Severance, impairment and other charges of $16,217, $62,849, and $4,386 for the Americas, EMEA, and Asia Pacific, respectively, are presented in Corporate and Other.

        A summary of the Company's operating revenue by product line for the years ended December 31, 2008, 2007 and 2006 is presented below:

	Years Ended December 31,
	2008	2007	2006
Sales Force Effectiveness	$1,057,085	$1,004,351	$927,218
Portfolio Optimization	653,567	634,566	522,070
Launch, Brand and Other	618,876	553,654	509,300

Operating Revenue	$2,329,528	$2,192,571	$1,958,588

 Quarterly Financial Data (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended(1)
2008	Mar-31	Jun-30	Sep-30	Dec-31	Full Year
Operating Revenue	$574,180	$600,709	$573,715	$580,924	$2,329,528
Operating Costs of Information and Analytics	$193,286	$192,166	$191,114	$180,031	$756,597
Direct and Incremental Costs of Consulting and Services	$68,062	$73,660	$61,380	$72,411	$275,513
External—Use Software Amortization	$12,714	$13,043	$12,291	$11,680	$49,728
Operating Income(2)	$116,382	$131,377	$123,976	$126,570	$498,305
Net Income(2)	$59,175	$77,695	$75,912	$98,468	$311,250
Basic Earnings Per Share of Common Stock:
Net Income	$0.32	$0.43	$0.42	$0.54	$1.70
Diluted Earnings Per Share of Common Stock:
Net Income	$0.32	$0.42	$0.41	$0.54	$1.70

	Three Months Ended(1)
2007	Mar-31	Jun-30	Sep-30	Dec-31	Full Year
Operating Revenue	$510,349	$537,472	$538,810	$605,940	$2,192,571
Operating Costs of Information and Analytics	$170,650	$177,828	$177,021	$187,669	$713,168
Direct and Incremental Costs of Consulting and Services	$58,476	$55,848	$55,722	$74,243	$244,289
External—Use Software Amortization	$11,245	$12,376	$12,209	$12,779	$48,609
Operating Income(2)	$111,063	$118,137	$117,102	$46,977	$393,279
Net Income(2)	$85,569	$73,394	$57,125	$17,952	$234,040
Basic Earnings Per Share of Common Stock:
Net Income	$0.44	$0.37	$0.29	$0.09	$1.20
Diluted Earnings Per Share of Common Stock:
Net Income	$0.43	$0.36	$0.29	$0.09	$1.18

(1)
Refer to Notes 4, 6, 8, 9, 11, 15 and 16 for additional information regarding significant items impacting the Consolidated Statements of Income during 2008 and 2007.

(2)
Includes charges related to Severance, impairment and other charges of $9,408 and $88,690 during 2008 and 2007, respectively.

 Five-Year Selected Financial Data (Unaudited)

(Dollars and shares in thousands, except per share data)

	2008	2007	2006	2005	2004
Results of Operations:
Operating Revenue	$2,329,528	$2,192,571	$1,958,588	$1,754,791	$1,569,045
Costs and expenses(1)	1,831,223	1,799,292	1,514,402	1,333,971	1,182,584

Operating Income	498,305	393,279	444,186	420,820	386,461
Non-Operating (Loss) Income, net(2)	(83,216)	(43,684)	4,559	33,433	27,978

Income before provision for income taxes	415,089	349,595	448,745	454,253	414,439
Provision for income taxes	(103,839)	(115,555)	(133,234)	(170,162)	(129,181)
TriZetto equity income (loss), net of income taxes	—	—	—	—	164

Net Income	$311,250	$234,040	$315,511	$284,091	$285,422

Basic Earnings Per Share of Common Stock	$1.70	$1.20	$1.56	$1.24	$1.22

Weighted average number of shares outstanding—basic	182,790	195,092	202,641	228,615	233,199

Diluted Earnings Per Share of Common Stock	$1.70	$1.18	$1.53	$1.22	$1.20

Weighted average number of shares outstanding—diluted	183,610	198,672	206,598	232,484	237,705
As a % of operating revenue:
Operating Income	21.4%	17.9%	22.7%	24.0%	24.6%
Net Income	13.4%	10.7%	16.1%	16.2%	18.2%

Cash dividend declared per Common Stock	$0.12	$0.12	$0.12	$0.08	$0.08

Balance Sheet Data:
Shareholders' (Deficit) Equity	$(255,864)	$(40,315)	$33,909	$415,055	$255,714
Total Assets	$2,087,137	$2,244,204	$1,906,594	$1,973,020	$1,890,706
Postretirement and postemployment benefits	$109,516	$79,992	$85,846	$110,782	$99,899
Long-term debt and other liabilities	$1,589,876	$1,468,539	$1,143,555	$798,270	$878,996

(1)
2008 and 2007 include severance, impairment and other charges of $9,408 and $88,690, respectively (see Note 6). 2006 and 2005 include merger costs of $6,016 and $17,928, respectively related to the terminated merger with Nielsen (see Note 16). 2004 includes charges related to severance, impairment and other charges of $36,890. Refer to Notes 6, 11, 15 and 16 for additional information regarding significant items impacting the Consolidated Statements of Income during the three years ended December 31, 2008.

(2)
2006 and 2005 include pre-tax payments received from Nielsen of $45,000 and $15,000, respectively, related to the terminated merger (see Note 16). 2004 includes a gain from the sale of TriZetto shares of $38,803, gains (losses) from investments, net of $11,892 and the SAB No. 51 loss related to issuance of investees' stock of $184. Refer to Notes 4, 8, 9 and 16 for additional information regarding significant items impacting the Consolidated Statements of Income during the three years ended December 31, 2008.

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

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of December 31, 2008 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

DESIGN AND EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2008. Our independent registered public accounting firm also attested to, and reported on, our management's assessment of the effectiveness of internal control over financial reporting. Our management's report and our independent registered public accounting firm's attestation report are set forth in Part II, Item 8 of this Annual Report on Form 10-K under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm."

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

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information about our directors and nominees in response to this Item, including information relating to our audit committee and audit committee financial expert, will be set forth in the section entitled "Proposal No. 1: Election of Directors" in our Definitive Proxy Statement (the "2009 Proxy Statement") relating to our Annual Meeting of Shareholders to be held on May 1, 2009, which information is incorporated herein by reference. Information about the Company's executive officers is set forth in the section entitled "Executive Officers of the Registrant" on pages 18 through 20 of this Annual Report on Form 10-K.

        Information about the filing of reports by our directors, executive officers and 10% stockholders under Section 16(a) of the Exchange Act will be set forth under the section "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2009 Proxy Statement. Information relating to our Code of Ethics for Principal Executive Officer and Senior Financial Officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11.    Executive Compensation

        Information in response to this Item will be set forth in the sections entitled "Proposal No. 1: Election of Directors" and "Compensation of Executive Officers" in our 2009 Proxy Statement, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information in response to this Item will be set forth in the sections entitled "Security Ownership of Management and Principal Shareholders" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the Company's 2009 Proxy Statement, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information in response to this item will be set forth in the section entitled "Proposal No. 1: Election of Directors" in our 2009 Proxy Statement, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information in response to this item will be set forth in the section entitled "Proposal No. 2: Appointment of and Relationship with Independent Registered Public Accounting Firm" in our 2009 Proxy Statement, which information is incorporated herein by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
List of documents filed as part of this report.

(1)
Consolidated Financial Statements.

        See Index to Consolidated Financial Statements and Financial Statement Schedule on page 113 and in Part II, Item 8 of this Annual Report on Form 10-K.

  (2)
  Financial Statement Schedule.

        See Index to Consolidated Financial Statements and Financial Statement Schedule on page 113 and in Part II, Item 8 of this Annual Report on Form 10-K.

  (3)
  Other Financial Information.

        Five-Year Selected Financial Data. See Index to Consolidated Financial Statements and Financial Statement Schedule on page 113 and in Part II, Item 8 of this Annual Report on Form 10-K.

(b)
Exhibits.

        See Index to Exhibits on pages 115 to 127 of this Annual Report on Form 10-K, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits.

(c)
Financial Statement Schedule.

        See Index to Consolidated Financial Statements and Financial Statement Schedule on page 113 and in Part II, Item 8 of this Annual Report on Form 10-K.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMS Health Incorporated
(Registrant)

By:	/s/ DAVID R. CARLUCCI David R. Carlucci Chairman, Chief Executive Officer and President

Date: February 27, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DAVID R. CARLUCCI David R. Carlucci	Chairman, Chief Executive Officer, President and Director (principal executive officer)
/s/ LESLYE G. KATZ Leslye G. Katz	Senior Vice President and Chief Financial Officer (principal financial officer)
/s/ HARSHAN BHANGDIA Harshan Bhangdia	Vice President and Controller (principal accounting officer)
/s/ CONSTANTINE L. CLEMENTE Constantine L. Clemente	Director
/s/ JAMES D. EDWARDS James D. Edwards	Director
/s/ KATHRYN E. GIUSTI Kathryn E. Giusti	Director
/s/ JOHN P. IMLAY, JR. John P. Imlay, Jr.	Director

/s/ H. EUGENE LOCKHART H. Eugene Lockhart	Director
/s/ M. BERNARD PUCKETT M. Bernard Puckett	Director
/s/ WILLIAM C. VAN FAASEN William C. Van Faasen	Director
/s/ BRET W. WISE Bret W. Wise	Director

Date: February 27, 2009

Index to Consolidated Financial Statements and Financial Statement Schedule

Page
Statement of Management's Responsibility for Financial Statements	52
Management's Report on Internal Control Over Financial Reporting	53
Report of Independent Registered Public Accounting Firm	54
FINANCIAL STATEMENTS:
As of December 31, 2008 and 2007:
Consolidated Statements of Financial Position	55
For the years ended December 31, 2008, 2007 and 2006:
Consolidated Statements of Income	56
Consolidated Statements of Cash Flows	57
Consolidated Statements of Shareholders' Equity	59
Notes to Consolidated Financial Statements	62
OTHER FINANCIAL INFORMATION:
Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Quarterly Financial Data (Unaudited) for the years ended December 31, 2008 and 2007	106
Five-Year Selected Financial Data (Unaudited)	107
FINANCIAL STATEMENT SCHEDULE:
Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006	114
OTHER:
IMS Health Incorporated Active Subsidiaries	Exhibit 21

        Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

IMS Health Incorporated and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the years ended December 31, 2008, 2007 and 2006

(In thousands)

COL. A	COL. B	COL. C				COL. D		COL. E
		Additions
Description	Balance Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for accounts receivable:
For the Year Ended December 31, 2008	$8,980	$1,923		$(329	)(a)	$4,614	(b)	$5,960
For the Year Ended December 31, 2007	$7,860	$2,831		$271	(a)	$1,982	(b)	$8,980
For the Year Ended December 31, 2006	$7,629	$1,993		$339	(a)	$2,101	(b)	$7,860
Valuation allowance deferred income taxes:
For the Year Ended December 31, 2008	$32,096	$7,192	(c)	$—		$4,020		$35,268
For the Year Ended December 31, 2007	$21,078	$11,315	(c)	$—		$297		$32,096
For the Year Ended December 31, 2006	$24,193	$130	(c)	$—		$3,245		$21,078

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
	.3	Certificate of Amendment of Restated Certificate of Incorporation of IMS Health Incorporated (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed May 8, 2008).
	.4	Fourth Amended and Restated By-Laws of IMS Health Incorporated (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K filed May 8, 2008).
4	Instruments Defining Rights of Security Holders, Including Indentures
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

Regulation S-K Exhibit Number		Description
	.7	First Amendment dated as of August 26, 2005 to the Note Purchase Agreement dated as of January 15, 2003, among IMS Health Incorporated and each purchaser party thereto relating to the issuance and sale of $150,000,000 aggregate principal amount of 4.60% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 2, 2005).
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
	.10.1	First Supplement to Master Note Purchase Agreement (dated as of February 6, 2008) (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on February 11, 2008).
10	Material Contracts
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
.17
1998 IMS Health Incorporated Replacement Plan for Certain Non-Employee Directors Holding Cognizant Corporation Equity-Based Awards, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.18
1998 IMS Health Incorporated Non-Employee Directors' Stock Incentive Plan, as amended on July 25, 2000 and restated to reflect such amendment (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 filed on July 14, 2003).*
.18.1
1998 IMS Health Incorporated Non-Employee Directors' Stock Incentive Plan, as amended and restated through December 13, 2005 (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.18.2
1998 IMS Health Incorporated Non-Employee Directors' Stock Incentive Plan, as amended and restated on October 20, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on October 24, 2008).*

Regulation S-K Exhibit Number	Description
.19	Form of Non-Employee Directors' Stock Option Agreement (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.20
Form of Non-Employee Directors' Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*
.21
Form of Non-Employee Directors' Restricted Stock Agreement (incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.22
Form of Non-Employee Directors' Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*
.23
Form of Non-Employee Directors' Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.24
1998 IMS Health Incorporated Non-Employee Directors' Deferred Compensation Plan (as amended and restated through August 1, 2002) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002).*
.25
1998 IMS Health Incorporated Non-Employee Directors' Deferred Compensation Plan (as amended and restated through January 27, 2006) (incorporated by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.25.1
1998 IMS Health Incorporated Non-Employee Directors' Deferred Compensation Plan (as amended and restated through February 13, 2007) (incorporated by reference to Exhibit 10.26.1 to the Registrant's Annual Report on Form 10-K filed on February 25, 2008).*
.25.2
1998 IMS Health Incorporated Non-Employee Directors' Deferred Compensation Plan as amended and restated through October 20, 2008) (incorporated by reference to Exhibit 10.63 to Registrant's Current Report on Form 8-K filed on October 24, 2008).*
.26
Summary Sheet for Non-Employee Director Remuneration as in effect at February 16, 2006 (incorporated by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.27
Summary Sheet for Non-Employee Director Remuneration as in effect at April 18, 2006 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 5, 2006).*
.28
Summary Sheet for Non-Employee Director Remuneration as in effect at December 19, 2006 (incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*

Regulation S-K Exhibit Number	Description
.29	1998 IMS Health Incorporated Replacement Plan for Certain Employees Holding Cognizant Corporation Equity-Based Awards, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.30
1998 IMS Health Incorporated Employees' Stock Incentive Plan (as amended and restated effective May 2, 2003) (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 10, 2004).*
.30.1
1998 IMS Health Incorporated Employees' Stock Incentive Plan (as amended and restated effective May 5, 2006) (incorporated by reference to Appendix B to Registrant's Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Shareholders, File No. 001-14049).*
.30.2
1998 IMS Health Incorporated Employees' Stock Incentive Plan as amended and restated effective October 20, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed October 24, 2008).*
.31	IMS Health Incorporated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report of Form S-8 filed January 16, 2001).*
.31.1
IMS Health Incorporated 2000 Stock Incentive Plan as amended and restated effective October 20, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report of Form 8-K filed October 24, 2008).*
.32	Form of Employees' Stock Option Agreements (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.33
Forms A, B and C of Employees' Stock Option Agreements (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*
.34	Form of Purchased Option Agreement (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.35
Form of Employees' Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.36
Forms A and B of Employees' Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*
.37
Forms A, B and C of Employees' Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.38
Compliance Rules Under Section 409A of the Internal Revenue Code (Including Global Amendment to Certain Outstanding Restricted Stock Units and Long-Term Incentive Plan Awards) (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed October 24, 2008).

Regulation S-K Exhibit Number	Description
.39	Forms of Change-in-Control Agreement for Certain Executives of IMS Health Incorporated (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 10, 2004).*
.39.1	Forms of Change-in-Control Agreement for Certain Executives of IMS Health Incorporated (incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed October 24, 2008).*
.40
Forms of Change-in-Control Agreement for Certain Executives of IMS Health Incorporated (incorporated by reference to Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.41
Amended and Restated IMS Health Incorporated Employee Protection Plan, effective March 9, 2005 (incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).*
.42
IMS Health Incorporated Executive Annual Incentive Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.42.1
Summary of 2005 Performance Goals and Award Opportunities under the IMS Health Incorporated Executive Annual Incentive Plan and Performance Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.30.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).*
.42.2
Summary of 2006 Performance Goals and Award Opportunities under the IMS Health Incorporated Executive Annual Incentive Plan and Performance Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.35.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.42.3
Summary of 2007 Performance Goals and Award Opportunities under the IMS Health Incorporated Executive Annual Incentive Plan and Performance Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.43.3 to the Registrant's Annual Report on Form 10-K filed on February 25, 2008).*
.42.4
IMS Health Incorporated Executive Annual Incentive Plan, as amended and restated December 16, 2008 (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed December 22, 2008).*
.43	IMS Health Incorporated Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 2001).*
.43.1
Exhibit A to the IMS Health Incorporated Long-Term Incentive Program—Designation of 2005-06 Performance Period, Performance Goal, and Award Opportunities (incorporated by reference to Exhibit 10.31.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).*

Regulation S-K Exhibit Number	Description
.43.2	Exhibit A to the IMS Health Incorporated Long-Term Incentive Program—Designation of 2006-07 Performance Period, Performance Goal, and Award Opportunities (incorporated by reference to Exhibit 10.36.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.43.3
Exhibit A to the IMS Health Incorporated Long-Term Incentive Program—Designation of 2007-08 Performance Period, Performance Goal, and Award Opportunities (incorporated by reference to Exhibit 10.44.3 to the Registrant's Annual Report on Form 10-K filed on February 25, 2008).*
.43.4
IMS Health Incorporated Long-Term Incentive Program as amended and restated October 20, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on form 8-K filed October 24, 2008).*
.44
IMS Health Incorporated Supplemental Executive Retirement Plan (as amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*
.44.1
First Amendment to the IMS Health Incorporated Supplemental Executive Retirement Plan (as amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
.44.2
IMS Health Incorporated Supplemental Executive Retirement Plan (as amended and restated effective as of January 1, 2005) (incorporated by reference to Exhibit 10.45.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.45
IMS Health Incorporated Retirement Excess Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.45.1
First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
.45.2
IMS Health Incorporated Retirement Excess Plan (as amended and restated effective as of January 1, 2005) (incorporated by reference to Exhibit 10.46.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.46
IMS Health Incorporated Savings Equalization Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.46.1
First Amendment to the IMS Health Incorporated Savings Equalization Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*

Regulation S-K Exhibit Number	Description
.46.2	Second Amendment to the IMS Health Incorporated Savings Equalization Plan, dated October 1, 1999 (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
.46.3
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
.47.1
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
.48
IMS Health European Deferred Compensation Plan, dated December 1, 1999 (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
.49
IMS Health Incorporated U.S. Executive Retirement Plan (as amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*
.49.1
First Amendment to the IMS Health Incorporated U.S. Executive Retirement Plan (as amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
.49.2
IMS Health Incorporated U.S. Executive Retirement Plan (as amended and restated effective as of January 1, 2005) (incorporated by reference to Exhibit 10.50.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.50
IMS Health Incorporated Executive Pension Plan effective as of April 17, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
.50.1
IMS Health Incorporated Executive Pension Plan (as amended and restated effective as of January 1, 2005) (incorporated by reference to Exhibit 10.51.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*

Regulation S-K Exhibit Number	Description
.51	Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert E. Weissman, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
.51.1
Amended and Restated Amendment dated as of January 15, 2001 to the Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert E. Weissman, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
.52
Amended and Restated Employment Agreement by and between IMS Health Incorporated and Victoria R. Fash, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
.52.1
Amended and Restated Amendment dated as of January 15, 2001 to the Amended and Restated Employment Agreement by and between IMS Health Incorporated and Victoria R. Fash, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
.53
Amended and Restated Employment Agreement by and between IMS Health Incorporated and David M. Thomas effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 18, 2005).*
.53.1
Amendment dated December 19, 2006 to the Employment Agreement by and between IMS Health Incorporated and David M. Thomas effective as of January 1, 2005 (incorporated by reference to Exhibit 10.54.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.54
Employment Agreement by and between IMS Health Incorporated and Gilles Pajot effective as of November 14, 2000 (incorporated by reference to Exhibit 10.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
.54.1
Employment Agreement by and between IMS Health Incorporated and Gilles Pajot as amended and restated at February 16, 2006 (incorporated by reference to Exhibit 10.47.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.54.2
Employment Agreement by and between IMS Health Incorporated and Gilles Pajot effective May 7, 2006 (incorporated by reference to Exhibit 10.55.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.54.3
Restricted Stock Unit Agreement by and between IMS Health Incorporated and Gilles Pajot dated as of January 3, 2006 but executed on February 16, 2006 (incorporated by reference to Exhibit 10.47.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.54.4
Employment Agreement by and between IMS Health Incorporated and Gilles Pajot, as amended and restated as of May 7, 2008 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed October 24, 2008).*

Regulation S-K Exhibit Number	Description
.55	Employment Agreement by and between IMS Health Incorporated and James C. Malone effective as of November 14, 2000 (incorporated by reference to Exhibit 10.46 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001).*
.56
Amended and Restated Employment Agreement by and between IMS Health Incorporated and Robert H. Steinfeld effective as of February 11, 2003 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
.56.1
First Amendment, effective as of January 1, 2005, to the Employment Agreement between IMS Health Incorporated and Robert H. Steinfeld effective as of February 11, 2003 (incorporated by reference to Exhibit 10.57.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.56.2
First Amendment to the Change-in-Control Agreement for Robert H. Steinfeld, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.57.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.56.3
Employment Agreement by and between IMS Health Incorporated and Robert H. Steinfeld as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 24, 2008).*
.56.4	Change-in-Control Agreement for Robert H. Steinfeld, effective as of November 1, 2008 (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed October 24, 2008).*
.57
Amended and Restated Employment Agreement by and between IMS Health Incorporated and David R. Carlucci effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 18, 2005).*
.57.1
Employment Agreement by and between IMS Health Incorporated and David R. Carlucci as amended and restated at February 16, 2006 (incorporated by reference to Exhibit 10.50.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.57.2
First Amendment, effective as of January 1, 2005, to the Employment Agreement between IMS Health Incorporated and David R. Carlucci as amended and restated at February 16, 2006 (incorporated by reference to Exhibit 10.58.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.57.3
Employment Agreement by and between IMS Health Incorporated and David R. Carlucci as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on December 22, 2008).*
.58
Amended and Restated Employee Agreement by and between IMS Health Incorporated and Nancy E. Cooper effective as of February 11, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*

Regulation S-K Exhibit Number	Description
.59	Amended and Restated Credit Agreement among IMS Health Incorporated as a Borrower, IMS AG as a Borrower, IMS Japan K.K., as a Borrower, The Lenders Parties Hereto, Wachovia Bank, National Association, as Administrative Agent, Barclays Bank PLC and ABN Amro Bank N.V., as Co-Syndication Agents, and Suntrust Bank and Fortis Capital Corp, as Co-Documentation Agents dated March 9, 2005 (incorporated by reference to Exhibit 10.47 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).
.60
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
.61
Share Purchase Agreement, dated as of December 21, 2004, by and between IMS Health Incorporated and The TriZetto Group, Inc. (incorporated by reference to Exhibit F to IMS's Amendment No. 4 to Schedule 13D filed on December 22, 2004 with respect to the TriZetto Common Stock).
.62
Agreement and Plan of Merger, dated as of July 10, 2005, among IMS Health Incorporated, VNU N.V., Isaac Holding Corp. and Isaac Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on July 11, 2005).
.63
Letter Agreement, dated November 16, 2005, among IMS Health Incorporated, VNU N.V. and Isaac Acquisition Corp. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on November 17, 2005).
.64
Repurchase agreement between IMS Health Incorporated and Bank of America N.A., dated January 30, 2006 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 3, 2006).
.65
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

Regulation S-K Exhibit Number		Description
	.69	$1,000,000,000 Credit Agreement, dated as of July 27, 2006, by and among IMS Health Incorporated, as a borrower, IMS AG, as a borrower, IMS Japan K.K., as a borrower, the lenders party thereto, Wachovia Bank, National Association, as administrative agent, Barclays Bank PLC and ABN Amro Bank N.V., as co-syndication agents, Suntrust Bank and Bank of America, N.A., as co-documentation agents, and Wachovia Capital Markets, LLC, as lead arranger and sole book runner (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on August 1, 2006).
.70
IMS Health Incorporated Defined Contribution Executive Retirement Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.71 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
	.71	Accelerated Stock Buyback Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3, filed on February 28, 2007).
	.72	Parent Guarantee Agreement (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3, filed on February 28, 2007).
.73
Purchase and Sale Agreement between Ullman Family Partnership, L.P. and IMS Health Incorporated, dated as of June 1, 2007 Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 27, 2007).
21	List of Active Subsidiaries as of December 31, 2008.†
23	Consent of Independent Registered Public Accounting Firm.†
31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).†
31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).†
32.1	Joint CEO/CFO Certification Required under Section 906 of the Sarbanes-Oxley Act of 2002.†

*
Management contract or compensatory plan or arrangement

†
Filed herewith