Form 10-Q
period 2009-03-31
IMS HEALTH INC
filed 2009-05-01
CIK 1058083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes   ☐ No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  At March 31, 2009, there were 181,763,123 shares of IMS Health Incorporated Common Stock, $0.01 par value, outstanding.

IMS HEALTH INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of March 31, 2009	As of December 31, 2008
Assets:
Current Assets:
Cash and cash equivalents	$174,591	$215,682
Accounts receivable, net of allowances of $6,587 and $5,960 in 2009 and 2008, respectively	398,358	382,776
Other current assets	174,960	174,099
Total Current Assets	747,909	772,557
Securities and other investments	8,119	7,121
Property, plant and equipment, net of accumulated depreciation of $210,922 and $208,340 in 2009 and 2008, respectively	177,403	183,055
Computer software	254,356	253,583
Goodwill (Note 6)	656,714	663,532
Other assets	182,278	207,289
Total Assets	$2,026,779	$2,087,137

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Deficit:
Current Liabilities:
Accounts payable	$97,478	$119,798
Accrued and other current liabilities	231,578	275,764
Accrued income taxes	5,634	47,735
Short-term deferred tax liability	1,835	9,444
Deferred revenues	82,386	88,484
Total Current Liabilities	418,911	541,225
Postretirement and postemployment benefits	107,830	109,516
Long-term debt (Note 9)	1,329,209	1,404,199
Other liabilities	165,927	185,677
Total Liabilities	$2,021,877	$2,240,617

Commitments and Contingencies (Note 7)

Redeemable Noncontrolling Interest (Note 13)	$100,000	$100,000

Shareholders’ Deficit:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares in 2009 and 2008, respectively	$3,350	$3,350
Capital in excess of par	543,037	546,478
Retained earnings	3,187,950	3,060,345
Treasury stock, at cost, 153,282 and 153,564 shares in 2009 and 2008, respectively	(3,569,915)	(3,576,446)
Cumulative translation adjustment	(146,179)	(171,990)
Unamortized postretirement and postemployment balances (SFAS No. 158)	(115,062)	(117,111)
Total IMS Health Shareholders’ Deficit	$(96,819)	$(255,374)
Noncontrolling Interests (Note 13)	$1,721	$1,894
Total Shareholders’ Deficit	$(95,098)	$(253,480)
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Deficit	$2,026,779	$2,087,137

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

Information and analytics revenue	$420,076	$456,187
Consulting and services revenue	106,868	117,993
Operating Revenue	526,944	574,180

Operating costs of information and analytics	170,839	192,766
Direct and incremental costs of consulting and services	61,145	68,505
External-use software amortization	10,524	12,714
Selling and administrative expenses	160,406	162,769
Depreciation and other amortization	23,165	21,044
Operating Income	100,865	116,382

Interest income	1,007	2,592
Interest expense	(9,476)	(11,263)
Other income (expense), net	4,895	(18,622)
Non-Operating Loss, Net	(3,574)	(27,293)

Income before benefit (provision) for income taxes	97,291	89,089
Benefit (provision) for income taxes (Note 11)	37,165	(28,279)
Net Income	134,456	60,810
Less: Net Income Attributable to noncontrolling interests (Note 13)	1,124	1,635
Net Income Attributable to IMS Health	$133,332	$59,175

Basic Earnings Per Share of Common Stock	$0.73	$0.32
Diluted Earnings Per Share of Common Stock	$0.73	$0.32

Weighted average number of shares outstanding — Basic	181,843	185,036
Dilutive effect of shares issuable as of period-end under Stock-based compensation plans and other	223	1,259
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	—	9
Weighted Average Number of Shares Outstanding — Diluted	182,066	186,304

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$134,456	$60,810
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,689	33,758
Bad debt expense	626	803
Deferred income taxes	2,389	1,304
Gains from investments, net	(38)	—
Non-cash stock-based compensation charges	6,845	7,391
Net tax (benefit) expense on stock-based compensation	(1,691)	44
Excess tax benefits from stock-based compensation	—	(41)
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in accounts receivable	(17,238)	(76,355)
Net decrease (increase) in work-in-process inventory	4,442	(4,780)
Net increase in prepaid expenses and other current assets	(14,647)	(22,544)
Net (decrease) increase in accounts payable	(23,738)	4,468
Net decrease in accrued and other current liabilities	(30,997)	(6,012)
Net decrease in accrued severance, impairment and other charges	(11,260)	(13,665)
Net decrease in deferred revenues	(6,486)	(5,362)
Net (decrease) increase in accrued income taxes	(59,119)	22,305
Net decrease in pension assets (net of liabilities)	67	1,312
Net increase in other long-term assets (net of long-term liabilities)	(836)	(4,171)
Net Cash Provided by (Used in) Operating Activities	16,464	(735)
Cash Flows Used in Investing Activities:
Capital expenditures	(5,128)	(6,414)
Additions to computer software	(17,147)	(17,132)
Proceeds from sale of assets, net	38	1,392
Payments for acquisitions of businesses, net of cash acquired	(2,423)	(6,156)
Funding of venture capital investments	(1,000)	(600)
Other investing activities, net	162	(1,030)
Net Cash Used in Investing Activities	(25,498)	(29,940)
Cash Flows (Used in) Provided by Financing Activities:
Net (decrease) increase revolving credit facility and other	(13,670)	164,117
Proceeds from private placement notes	—	240,000
Repayment of private placement notes	—	(150,000)
Payments for purchase of treasury stock	—	(229,340)
Proceeds from exercise of stock options	—	1,069
Excess tax benefits from stock-based compensation	—	41
Dividends paid	(5,727)	(5,507)
Proceeds from employee stock purchase plan and other	—	(25)
(Decrease) increase in cash overdrafts	(5,059)	1,648
Payments to noncontrolling interests and other financing activities	(1,691)	(1,690)
Net Cash (Used in) Provided by Financing Activities	(26,147)	20,313
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,910)	7,908
Decrease in Cash and Cash Equivalents	(41,091)	(2,454)
Cash and Cash Equivalents, Beginning of Period	215,682	218,249
Cash and Cash Equivalents, End of Period	$174,591	$215,795

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (Unaudited)

(Dollars and shares in thousands, except per share data)

							Accumulated Other Comprehensive Income (Loss)
								Post Retirement		Total
	Shares			Capital			Cumulative	Post Employ	Other	IMS Health
	Common	Treasury	Common	in Excess	Retained	Treasury	Translation	Adjust	Comprehensive	Shareholders’	Noncontrolling	Total
	Stock	Stock	Stock	of Par	Earnings	Stock	Adjustment	SFAS 158	Income	(Deficit) Equity	Interest	(Deficit) Equity
Balance, December 31, 2007	335,045	143,818	$3,350	$535,500	$2,771,278	$(3,355,790)	$61,931	$(56,584)		$(40,315)	$1,444	$(38,871)

Net Income					311,250				$311,250	311,250	940	312,190
Cash Dividends ($0.12 per share)					(22,183)					(22,183)		(22,183)
Stock-Based Compensation Expense				28,036						28,036		28,036
Net Tax Benefit on Stock-Based Compensation				(499)						(499)		(499)
Treasury Shares Acquired Under Purchases		10,495				(238,046)				(238,046)		(238,046)
Treasury Shares Reissued Under:
Exercise of Stock Options		(277)		(920)		6,441				5,521		5,521
Vesting of Restricted Stock		(473)		(15,642)		10,977				(4,665)		(4,665)
Employee Stock Purchase Plan		1		3		(28)				(25)		(25)
Cumulative Translation Adjustment							(233,921)		(233,921)	(233,921)	(490)	(234,411)
SFAS 158 Adjustments								(60,527)	(60,527)	(60,527)		(60,527)
Total Comprehensive Income									$16,802		450
Balance, December 31, 2008	335,045	153,564	$3,350	$546,478	$3,060,345	$(3,576,446)	$(171,990)	$(117,111)		$(255,374)	$1,894	$(253,480)

Net Income					133,332				$133,332	133,332	38	133,370
Cash Dividends ($0.12 per share)					(5,727)					(5,727)		(5,727)
Stock-Based Compensation Expense				6,845						6,845		6,845
Net Tax Benefit on Stock-Based Compensation				(1,691)						(1,691)		(1,691)
Treasury Shares Reissued Under:
Vesting of Restricted Stock		(282)		(8,595)		6,531				(2,064)		(2,064)
Cumulative Translation Adjustment							25,811		25,811	25,811	(211)	25,600
SFAS 158 Adjustments								2,049	2,049	2,049		2,049
Total Comprehensive Income									$161,192		(173)
Balance, March 31, 2009	335,045	153,282	$3,350	$543,037	$3,187,950	$(3,569,915)	$(146,179)	$(115,062)		$(96,819)	$1,721	$(95,098)

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended.  The Condensed Consolidated Financial Statements (Unaudited) do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation of the statements of financial position, income and cash flows for the periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The Condensed Consolidated Financial Statements (Unaudited) and related notes should be read in conjunction with the Consolidated Financial Statements and related notes of IMS Health Incorporated (the “Company” or “IMS”) included in its 2008 Annual Report on Form 10-K.  Certain prior year amounts have been reclassified to conform to the 2009 presentation.  Amounts presented in the Condensed Consolidated Financial Statements (Unaudited) may not add due to rounding.

Note 2.  Basis of Presentation

IMS Health Incorporated is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. The Company offers leading-edge market intelligence products and services that are integral to its clients’ day-to-day operations, including product and portfolio management capabilities; commercial effectiveness innovations; managed care and consumer health offerings; and consulting and services solutions that improve productivity and the delivery of quality healthcare worldwide. The Company’s information products are developed to meet client needs by using data secured from a worldwide network of suppliers in more than 100 countries. The Company’s business lines are:

•                  Commercial Effectiveness to increase clients’ productivity across end-to-end sales, marketing, promotional and performance management processes;

•                  Product and Portfolio Management to provide clients with insights into market measurement so they can optimize their product portfolio and strategies; and

•                  New Business Areas that support pharmaceutical client business initiatives in managed markets, consumer health, and pricing and market access, and that also serve payer and government audiences.

Within these business lines, the Company provides consulting and services that use in-house capabilities and methodologies to assist clients in analyzing and evaluating market trends, strategies and tactics, and to help in the development and implementation of customized software applications and data warehouse tools.

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

Note 3.  Summary of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157, effective January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows.  In February 2008, the FASB issued Staff Positions No. FAS 157-1 and No. FAS 157-2 which delayed the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and removed certain leasing transactions from its scope.  The adoption of Staff Positions No. FAS 157-1 and No. 157-2, effective January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  This statement was effective 60 days following the U.S. SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of this statement did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of FSP FAS 132(R)-1 are not required for earlier periods that are presented for comparative purposes.  The Company is currently evaluating the new disclosure requirements under FSP FAS 132(R)-1.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It also reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

(as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4.  Summary of Significant Accounting Policies

Operating Costs of Information and Analytics

Operating costs of information and analytics (“I&A”) include costs of data, data collection and processing and costs attributable to personnel involved in production, data management and delivery of the Company’s I&A offerings.

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

Direct and Incremental Costs of Consulting and Services

Direct and incremental costs of consulting and services (“C&S”) include the costs of the Company’s consulting staff directly involved with delivering revenue generating engagements, related accommodations and the costs of primary market research data purchased specifically for certain individual C&S engagements.  Although the Company’s data is used in multiple customer solutions across different offerings within both I&A and C&S, the Company does not have a meaningful way to allocate the direct cost of the data between I&A and C&S revenues.  As such, the direct and incremental costs of C&S do not reflect the total costs incurred to deliver the Company’s C&S revenues.

Costs associated with the Company’s time and material and fixed-price C&S contracts are recognized as incurred.

Note 5.  Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach.  On January 1, 2009, the Company adopted SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  The impact of the adoption of SFAS 141R on the Company’s financial position, results of operations and cash flows will be dependent on the terms and conditions of acquisitions consummated on or after the adoption date.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

During the three months ended March 31, 2009, the Company did not complete any acquisitions.

During the three months ended March 31, 2008, the Company completed one acquisition of Robinson and James Research Pty Limited (Australia) at a cost of approximately $4,700 which was accounted for under the purchase method of accounting. As such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date. The purchase price allocations were finalized during 2008.  The Condensed Consolidated Financial Statements (Unaudited) include the results of this acquired company subsequent to the closing of the acquisition.  Had this acquisition occurred as of January 1, 2008 or 2007, the impact on the Company’s results of operations would not have been significant. Goodwill of approximately $3,000 was recorded in connection with this acquisition, none of which was deductible for tax purposes.

Note 6.  Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized and are tested at least annually (or based on any triggering event) for impairment.  Intangible assets that have finite useful lives are amortized. During the three months ended March 31, 2009, the Company’s goodwill decreased by $6,818 due to foreign currency translation adjustments. During the three months ended March 31, 2008, the Company’s goodwill increased by $32,399 due to foreign currency translation adjustments and the preliminary allocation of purchase price for the acquisition completed during the three months ended March 31, 2008 (see Note 5).

All of the Company’s other acquired intangibles are subject to amortization.  Intangible asset amortization expense was $4,586 and $4,721 during the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009, intangible assets were primarily composed of customer relationships, databases and trade names (principally included in other assets) and computer software.  The gross carrying amounts and related accumulated amortization of these intangibles were $186,717 and $103,322, respectively, at March 31, 2009 and $189,383 and $98,736, respectively, at December 31, 2008.  These intangibles are amortized over periods ranging from two to twenty years.  As of March 31, 2009, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted Average Amortization Period (Years)
Customer Relationships	9.9
Computer Software and Algorithms	7.0
Databases	4.7
Trade Names	4.3
Other	3.8
Weighted average	8.8

Based on current estimated useful lives, amortization expense associated with intangible assets at March 31, 2009 is estimated to be approximately $4,281 for each of the remaining three quarters in 2009.  Thereafter, annual amortization expense associated with intangible

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

assets is estimated to be as follows:

Year Ended December 31,	Amortization Expense
2010	$13,443
2011	12,107
2012	10,168
2013	9,612
2014	7,911
Thereafter	$17,312

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

The third-party investors have the right to take steps that would result in the liquidation of their LLC interests on June 30, 2009.  If the third-party investors decide to liquidate their

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

ownership interests in the LLC, the Company will attempt to replace the third-party investors, or if unsuccessful, purchase these ownership interests. The Company has adequate liquidity and credit capacity to purchase these ownership interests.  See Note 13.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending tax and legal proceedings, claims and litigation will not have a material effect on the Company’s results of operations, cash flows or financial position, with the possible exception of the matters described below.

D&B Legacy and Related Tax Matters

Sharing Disputes.  In 1996, the company then known as The Dun & Bradstreet Corporation (“D&B”) and now known as R.H. Donnelley Corporation (“Donnelley”) separated into three public companies by spinning off ACNielsen Corporation (“ACNielsen”) and the company then known as Cognizant Corporation (“Cognizant”) (the “1996 Spin-Off”).  Cognizant is now known as Nielsen Media Research, Inc., a subsidiary of The Nielsen Company, formerly known as VNU N.V. (“NMR”).  The agreements effecting the 1996 Spin-Off allocated tax-related liability with respect to certain prior business transactions between D&B and Cognizant.  The D&B portion of such liability is now shared among Donnelley and certain of its former affiliates (the “Donnelley Parties”), and the Cognizant portion of such liability is shared between NMR and the Company pursuant to the agreements effecting Cognizant’s spin-off of the Company in 1998 (the “1998 Spin-Off”).

The underlying tax controversies with the Internal Revenue Service (“IRS”) have substantially all been resolved and the Company paid to the IRS the amounts that it believed were due and owing.  In the first quarter of 2006, Donnelley indicated that it disputed the amounts contributed by the Company toward the resolution of these matters based on the Donnelley Parties’ interpretation of the allocation of liability under the 1996 Spin-Off agreements.  The Donnelley Parties on the one hand, and NMR and the Company, on the other hand, have attempted to resolve these disputes through negotiation.  The 1996 Spin-Off agreements provide that if the parties cannot reach agreement through negotiation they must arbitrate the disputes.  The Company intends to vigorously defend itself with respect to any such disputes.  As of March 31, 2009, the Company had a reserve of approximately $18,000 (liability and interest, net of tax benefit) for these matters.

In August 2006, the Donnelley Parties commenced arbitration regarding one of these disputes (referred to herein as the “Dutch Partnership Dispute”).  The Dutch Partnership Dispute was finally resolved during the third quarter of 2008 when the parties consented to the entry of a consent award by the arbitration panel.  Pursuant to the terms of the consent award, the Company made a payment of $4,600 ($3,100 net of tax benefit) and an additional interest and cost payment of $2,600 ($1,700 net of tax benefit) to the Donnelley Parties.

The Partnership (Tax Year 1997). During the fourth quarter of 2008, the Company entered into a final agreement with the IRS in which the IRS disallowed certain items of partnership expense for tax year 1997 with respect to a partnership now substantially owned by the Company (the “Partnership”).  During 1997, the Partnership was substantially owned by Cognizant, but liability for this matter was allocated to the Company pursuant to the

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

agreements effecting the 1998 Spin-Off.  As a result of the settlement, the Company’s liability (tax and interest, net of tax benefit) with respect to tax year 1997 is estimated to be approximately $20,500, which amount the Company has reserved in current accrued income taxes payable at March 31, 2009.

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

IMS Health Government Solutions Voluntary Disclosure Program Participation

The Company’s wholly-owned subsidiary, IMS Government Solutions Inc., is primarily engaged in providing services and products under contracts with the U.S. government.  U.S. government contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government have the ability to investigate whether contractors’ operations are being conducted in accordance with such requirements.  U.S. government investigations, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed on us, or could lead to suspension or debarment from future U.S. government contracting.  U.S. government investigations often take years to complete and may result in no adverse action against the Company.

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

Other Contingencies

Contingent Consideration.  Under the terms of certain purchase agreements related to acquisitions consummated in 2008 and prior, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2009. These additional payments will be recorded as goodwill in accordance with Emerging Issues Task Force (“EITF”) No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” The Company paid approximately $1,900 under these contingencies during the three months ended March 31, 2009. Based on current estimates, the Company expects that

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

additional contingent consideration under these agreements may total approximately $3,200. It is expected that these contingencies will be resolved within a specified time period after the end of calendar year 2009.

Note 8.  Stock-Based Compensation

The following table summarizes activity of stock options for the periods indicated:

		Weighted
		Average
		Exercise
		Price Per
	Shares	Share
Options Outstanding, December 31, 2006	21,396	$23.43
Granted	—	—
Exercised	(6,299)	$22.72
Forfeited	(200)	$24.14
Cancelled	(371)	$27.61
Options Outstanding, December 31, 2007	14,526	$23.62
Granted	1,159	$22.58
Exercised	(277)	$19.91
Forfeited	(88)	$23.86
Cancelled	(2,141)	$25.51
Options Outstanding, December 31, 2008	13,179	$23.29
Granted	—	—
Exercised	—	—
Forfeited	(22)	$22.58
Cancelled	(2,361)	$29.65
Options Outstanding, March 31, 2009	10,796	$21.90
Options Vested or Expected to Vest, March 31, 2009	10,700	$21.90
Exercisable, March 31, 2009	9,690	$21.83

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

The following table summarizes activity of restricted stock units (“RSUs”) with service conditions:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2006	1,558	$25.04
Granted	1,219	$29.64
Vested	(296)	$26.06
Forfeited	(148)	$28.09
Unvested, December 31, 2007	2,333	$27.16
Granted	1,356	$22.24
Vested	(569)	$27.45
Forfeited	(348)	$26.74
Unvested, December 31, 2008	2,772	$24.75
Granted	12	$14.64
Vested	(168)	$25.05
Forfeited	(65)	$26.39
Unvested, March 31, 2009	2,551	$24.64
Vested or Expected to Vest, March 31, 2009	2,316	$24.62

The following table summarizes activity of RSUs with performance conditions:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2006	613	$24.20
Granted	402	$14.72
Vested	(84)	$18.65
Forfeited	(6)	$27.00
Unvested, December 31, 2007	925	$20.56
Granted	357	$12.97
Vested	(109)	$23.86
Forfeited	(12)	$27.26
Unvested, December 31, 2008	1,161	$17.84
Granted	164	$12.46
Vested	(254)	$26.00
Forfeited	(2)	$24.35
Unvested, March 31, 2009	1,069	$15.07
Vested or Expected to Vest, March 31, 2009	1,017	$15.13

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

The following table summarizes activity of non-employee director deferred stock granted in lieu of board meeting fees:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, December 31, 2006	33	$22.49
Granted	5	$29.50
Outstanding, December 31, 2007	38	$23.37
Granted	6	$19.71
Outstanding, December 31, 2008	44	$22.81
Granted	2	$14.54
Outstanding, March 31, 2009	46	$22.43

The following table summarizes the components and classification of stock-based compensation expense for the periods indicated:

For the Three Months Ended March 31,	2009	2008
Stock Options	$365	$2,018
RSUs	6,480	5,375
Employee Stock Purchase Plan	—	(2)
Total Stock-Based Compensation Expense	$6,845	$7,391

Operating Costs of I&A	$488	$776
Direct and Incremental Costs of C&S	919	708
Selling and Administrative Expenses	5,438	5,907
Total Stock-Based Compensation Expense	$6,845	$7,391

Tax Benefit on Stock-Based Compensation Expense	$2,235	$2,400

Capitalized Stock-Based Compensation Expense	$38	$41

For a complete description of the Company’s Stock Incentive Plans and its accounting policies regarding stock-based compensation, refer to Notes 2 and 11 of the Company’s 2008 Annual Report on Form 10-K as filed with the SEC.

Note 9.  Financial Instruments

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities as provided below.  As this statement requires only additional disclosures, the adoption of SFAS 161 did not have an impact on the Company’s financial position, results of operations or cash flows.

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

The impact of foreign exchange risk management activities on pre-tax income for the three months ended March 31, 2009 and 2008 was a net gain of $4,884 and net loss of $18,598 respectively.

At March 31, 2009, the Company had assets of approximately $663,168 and liabilities of approximately $657,459 in foreign exchange forward contracts outstanding with various expiration dates through February 2010 relating to non-U.S. Dollar anticipated royalties and non-functional currency assets and liabilities (see below). Foreign exchange forward contracts are recorded at estimated fair value. The estimated fair values of the forward contracts are based on quoted market prices.

Unrealized and realized gains and losses on the contracts hedging net income and non-functional currency assets and liabilities do not qualify for hedge accounting, and therefore are not deferred and are included in the Consolidated Statements of Income in Other income (expense), net.

Unrealized gains and losses on the contracts hedging non-U.S. Dollar anticipated royalties qualify for hedge accounting, and are therefore deferred and included in OCI “Other Comprehensive Income.”

	Fair Value of Derivative Instruments (1)
	Asset Derivatives		Liability Derivatives
	As of March 31, 2009	As of December 31, 2008	As of March 31, 2009	As of December 31, 2008
Derivatives designated as hedging instruments under SFAS 133
Foreign Exchange Contracts	$173,106	$172,113	$170,252	$179,110
Derivatives not designated as hedging instruments under SFAS 133
Foreign Exchange Contracts	490,062	236,977	487,207	238,023
Total Derivatives	$663,168	$409,090	$657,459	$417,133

(1) The net amounts of these derivatives are included in Current Assets and Current Liabilities in the Condensed Consolidated Statements of Financial Position (Unaudited).

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Effect of Derivatives on Financial Performance for the Three Months Ended March 31,
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives		Location of Gain/(Loss) Reclassified from OCI into Income	Amount of Gain/(Loss) from OCI into Income
	2009	2008		2009	2008
Foreign Exchange Contracts	$9,100	$(13,400)	Other Income (Expense), Net	$(800)	$(2,200)

Fair Value Disclosures

At March 31, 2009, the Company’s financial instruments included cash, cash equivalents, and receivables, accounts payable and long-term debt. At March 31, 2009, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. At March 31, 2009, the fair value of long-term debt approximated carrying value.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (see Note 3).  SFAS No. 157 establishes a three-level hierarchy for disclosure of fair value measurements as follows:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
Level 2 —

Quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3 —	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2009:

	Basis of Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Derivatives (1)	—	$663,168	—	$663,168

Liabilities
Derivatives (1)	—	$657,459	—	$657,459

(1)  Derivatives consist of foreign exchange contracts based on observable market inputs of spot and forward rates.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties. The Company would not realize a material loss as of March 31, 2009 in the event of non-performance by any one counterparty.  In general, the Company enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($398,358 and $382,776, net of allowances, at March 31, 2009 and December 31, 2008, respectively), principally from customers in the pharmaceutical industry. The Company’s trade receivables do not represent significant concentrations of credit risk at March 31, 2009 due to the credit worthiness of its customers and their dispersion across many geographic areas.

Lines of Credit

The following table summarizes the Company’s long-term debt at March 31, 2009 and December 31, 2008:

	2009	2008
5.58% Private Placement Notes, principal payment of $105,000 due January 2015	$105,000	$105,000
5.99% Private Placement Notes, principal payment of $135,000 due January 2018	135,000	135,000
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000
1.70% Private Placement Notes, principal payment of 34,395,000 Japanese Yen due January 2013	349,921	381,304
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 1.09%	333,788	435,895
U.S. Dollar denominated borrowings at average floating rates of approximately 0.99%	205,500	147,000
Bank Term Loan, principal payment of $50,000 due June 2010 at average floating rate of approximately 0.82%	50,000	50,000
Total Long-Term Debt	$1,329,209	$1,404,199

In February 2008, the Company closed a private placement transaction pursuant to which it issued $105,000 of seven-year debt at a fixed rate of 5.58%, and $135,000 of ten-year debt at a fixed rate of 5.99% to several highly rated insurance companies.  The Company used the proceeds for share repurchases (see Note 12) and to refinance existing debt.

In July 2006, the Company entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing its existing $700,000 facility.  The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits.  Total borrowings under the Revolving Credit Facility were $539,288 and $582,895 at March 31, 2009 and December 31, 2008, respectively, all of which were classified as long-term.  The Company defines long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

for borrowing under the Revolving Credit Facility are LIBOR plus 40 basis points and can vary based on the Company’s Debt to EBITDA ratio.  The weighted average interest rates for the Company’s lines were 1.05% and 1.36% at March 31, 2009 and December 31, 2008, respectively.  In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.01%.  At March 31, 2009, the Company had approximately $460,712 available under existing bank credit facilities.

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

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At March 31, 2009, the Company was in compliance with these financial debt covenants.

Note 10.  Pension and Postretirement Benefits

The following table provides the Company’s expense associated with pension benefits that are accounted for under SFAS No. 87, “Employers’ Accounting for Pensions,” and postretirement benefits that are accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  For a complete description of the Company’s pension and postretirement benefits, refer to Note 10 of the Company’s 2008 Annual Report on Form 10-K as filed with the SEC.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Three Months Ended March 31,	2009	2008	2009	2008
Service cost	$3,351	$4,305	$—	$—
Interest cost	4,649	5,100	180	192
Expected return on plan assets	(5,869)	(7,932)	—	—
Amortization of prior service cost (credit)	(30)	6	(41)	(3)
Amortization of transition obligation (asset)	—	1	—	—
Amortization of net loss	2,351	632	143	145
Net periodic benefit cost	$4,452	$2,112	$282	$334

Note 11.  Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

For the three months ended March 31, 2009, the Company’s effective tax rate was reduced primarily as a result of the reorganization of certain subsidiaries which resulted in a foreign exchange loss recognized for tax purposes (tax benefit of approximately $63,200), the repayment of a certain intercompany loan which resulted in a foreign exchange loss recognized for tax purposes (tax benefit of approximately $6,100) and the expiration of certain statutes of limitation (tax benefits of approximately $4,000).  For the three months ended March 31, 2008, the Company’s effective tax rate was reduced primarily as a result of the filing of an advance pricing agreement (“APA”) between two taxing jurisdictions (tax benefit of approximately $4,900).  The APA ensures conformity between the jurisdictions’ taxing authorities regarding the treatment of certain intercompany transactions, thereby allowing the Company to record a corresponding tax benefit.

For the three months ended March 31, 2009, the Company recorded approximately $3,800 of tax expense related to unrecognized tax benefits that if recognized, would favorably affect the effective tax rate.  Included in this amount is approximately $1,700 of interest and penalties. For the three months ended March 31, 2008, the Company recorded approximately $4,800 of tax expense related to unrecognized tax benefits including approximately $2,700 of interest and penalties.

The Company files numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions.  The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2004. The Company is no longer subject to state and local income tax examination by tax authorities for years before 1997.  Further, with few exceptions, the Company is no longer subject to examination by tax authorities in its material non-U.S. jurisdictions prior to 2004.  It is reasonably possible that within the next twelve months the Company could realize approximately $28,300 of unrecognized tax benefits as a result of the expiration of certain statutes of limitation.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 12.  IMS Health Capital Stock

The Company’s share repurchase program has been developed to buy opportunistically, when the Company believes that its share price provides it with an attractive use of its cash flow and debt capacity.

On December 18, 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000 shares. As of March 31, 2009, 9,505 shares remained available for repurchase under the December 2007 program.

During the three months ended March 31, 2009, the Company did not repurchase any shares of outstanding Common Stock under this program.

During the three months ended March 31, 2008, the Company repurchased 10,000 shares of outstanding Common Stock under this program at a total cost of $229,336.

These share repurchases positively impacted the Company’s diluted earnings per share by less than $0.01 for the three months ended March 31, 2008.

Shares acquired through the Company’s repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with SEC Rule 10b-18.

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

Note 13.  Noncontrolling Interests

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS 160”), which established accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interests, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also established disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The adoption of SFAS 160 resulted in the reclassification of amounts previously referred to as minority interests and currently referred to as noncontrolling interests, from mezzanine equity (between Total Liabilities and Shareholders’ Deficit) to a separate component of Shareholders’ Deficit in the Company’s Condensed Consolidated Statements of Financial Position (Unaudited).  Additionally, net income attributable to noncontrolling interests, which previously was included in Other expense, net on a pretax basis, is shown separately from net income attributable to the Company in the Company’s Condensed Consolidated Statements of Income (Unaudited).  The

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

adoption of SFAS 160 did not have a material impact on the Company’s financial position, results of operations or cash flows.

The following table reconciles noncontrolling interests included as a separate component of Shareholders’ Deficit.  Prior year amounts have been reclassified to conform to the current year presentation as required by SFAS 160.

	Three Months Ended March 31,
	2009	2008
Noncontrolling interests, January 1	$1,894	$1,444
Net income attributable to noncontrolling interests	38	536
Translation adjustments attributable to noncontrolling interests	(211)	360
Noncontrolling interests, March 31	$1,721	$2,340

In July 2006, the Company, together with two of its wholly-owned subsidiaries, entered into an Amended and Restated Agreement of Limited Liability Company of IMS Health Licensing Associates, L.L.C. (the “Amended LLC Agreement”).  The Amended LLC Agreement governs the relationship between the Company, its subsidiaries and two third-party investors with respect to their interests in IMS Health Licensing Associates, L.L.C. (the “LLC”).  The Company is the sole managing member of the LLC.  Since 1997, the Company and/or its subsidiaries, or their predecessors, have contributed assets to, and have held a controlling (currently approximately 93%) interest in, the LLC, and the third-party investors have contributed $100,000 to, and have held a noncontrolling (currently approximately 7%) interest in, the LLC.  The LLC is a separate and distinct legal entity that is in the business of licensing database assets and computer software.  Under the terms of the Amended LLC Agreement, the third-party investors have the right to take steps that would result in the liquidation of their membership interest in the LLC on June 30, 2009.  This right may be accelerated if certain events occur as set forth in the Amended LLC Agreement.  If the third-party investors decide to liquidate their ownership interests in the LLC, the Company will attempt to replace the third-party investors, or if unsuccessful, purchase these ownership interests. The Company has adequate liquidity and credit capacity to purchase these ownership interests.   Under the revisions to EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“D-98”), these third-party investor contributions qualify as redeemable noncontrolling interests as their redemption is not solely within the control of the Company.  As such, these redeemable noncontrolling interests are presented in mezzanine equity in the Company’s Condensed Consolidated Statements of Financial Position (Unaudited).  Net income related to these redeemable noncontrolling interests amounted to $1,086 and $1,099 for the three months ended March 31, 2009 and 2008, respectively, and is included in net income attributable to noncontrolling interests in the Company’s Condensed Consolidated Statements of Income (Unaudited).

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 14.  Comprehensive Income

The following table sets forth the components of comprehensive income:

	Three Months Ended March 31,
	2009	2008

Net income	$134,456	$60,810

Other comprehensive income, net of tax:
Foreign currency translation	25,600	(55,844)
Amortization of SFAS 158 service cost	2,049	530
Total other comprehensive income, net of tax	27,649	(55,314)

Comprehensive income	162,105	5,496
Less Comprehensive income attributable to:
Noncontrolling interests in permanent equity	(173)	896
Redeemable noncontrolling interests in mezzanine equity	1,086	1,099
Comprehensive income attributable to IMS Health	$161,192	$3,501

Note 15.  Severance, Impairment and Other Charges

During the fourth quarter of 2008, the Company recorded $9,408 of non-cash impairment charges as a component of operating income related to the write-off of certain capitalized software assets in its EMEA and Asia Pacific regions.  This was the result of the discontinuation of certain IMS products at the end of 2008.

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

The severance and contract payments portion of the fourth quarter 2007 charge was approximately $75,043 and will all be settled in cash. Termination actions under the plan were substantially completed by the end of March 31, 2009.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Severance	Contract	Asset	Currency
	related	related	write-	Translation
	reserves	reserves	downs	adjustments	Total
Charge at December 31, 2007	$71,583	$3,460	$13,647	$—	$88,690
2007 utilization	—	—	(13,647)	—	(13,647)
2008 utilization	(48,645)	(2,150)	—	—	(50,795)
2009 utilization	(10,943)	(251)	—	—	(11,194)
Currency translation adjustments	—	—	—	(2,242)	(2,242)
Balance at March 31, 2009	$11,995	$1,059	$—	$(2,242)	$10,812

The Company currently expects that cash outlays will be applied against the $10,812 balance remaining in the 2007 fourth quarter charge at March 31, 2009 as follows:

Year Ended December 31,	Outlays
2009	$9,627
2010	1,008
2011	177
Total	$10,812

During the fourth quarter of 2001, the Company completed the assessment of its Competitive Fitness Program. This program was designed to streamline operations, increase productivity and improve client service. In connection with this program, the Company recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income.  As of March 31, 2009, approximately $1,039 remains to be utilized from 2009 to 2013 related to severance payments.

In the first quarter of 2007, the Company reversed $640 of contract-related reserves from the fourth quarter 2001 charge due primarily to the termination and settlement of exit related costs for an impaired lease. These amounts were reversed against Selling and administrative expenses in the Condensed Consolidated Statements of Income (Unaudited).

	Severance	Contract	Asset
	Related	Related	write-
	Reserves	Reserves	downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 – 2006 utilization	(37,334)	(24,202)	(29,602)	(91,138)
2007 utilization	(263)	(1,208)	—	(1,471)
2007 reversals	—	(640)	—	(640)
2008 utilization	(262)	—	—	(262)
2009 utilization	(66)	—	—	(66)
Adjustments	(688)	(274)	962	—
Balance at March 31, 2009	$1,039	$—	$—	$1,039

The Company currently expects that the $1,039 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Year Ended December 31,	Outlays
2009	$196
2010	262
2011	262
2012	262
2013	57
Total	$1,039

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which the Company operates as of and for the three months ended March 31, 2009 and 2008.

	Americas (1)	EMEA (2)	Asia Pacific (3)	Corporate & Other	Total
Three months ended March 31, 2009:
Operating Revenue (4)	$236,593	$206,256	$84,095	—	$526,944
Operating Income (Loss) (5)	$67,842	$20,495	$31,288	$(18,760)	$100,865

Three months ended March 31, 2008:
Operating Revenue (4)	$252,431	$240,870	$80,879	—	$574,180
Operating Income (Loss) (5)	$79,255	$17,222	$30,563	$(10,658)	$116,382

Notes to Geographic Financial Information:

(1)	Americas includes the United States, Canada and Latin America.
(2)	EMEA includes countries in Europe, the Middle East and Africa.
(3)	Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region.
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

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

A summary of the Company’s operating revenue by product line for the three months ended March 31, 2009 and 2008 is presented below:

	Three Months Ended March 31,
	2009	2008
Commercial Effectiveness	$259,640	$286,048
Product & Portfolio Management	171,689	183,091
New Business Areas	95,615	105,041
Operating Revenue	$526,944	$574,180

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements (Unaudited) and related notes.

Executive Summary

Our Business

IMS Health Incorporated (“IMS,” “we,” “us” or “our”) is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. We offer leading-edge market intelligence products and services that are integral to our clients’ day-to-day operations, including product and portfolio management capabilities; commercial effectiveness innovations; managed care and consumer health offerings; and consulting and services solutions that improve productivity and the delivery of quality healthcare worldwide. Our  information products are developed to meet client needs by using data secured from a worldwide network of suppliers in more than 100 countries. Our business lines are:

•                  Commercial Effectiveness to increase clients’ productivity across end-to-end sales, marketing, promotional and performance management processes;

•                  Product and Portfolio Management to provide clients with insights into market measurement so they can optimize their product portfolio and strategies; and

•                  New Business Areas that support pharmaceutical client business initiatives in managed markets, consumer health, and pricing and market access, and that also serve payer and government audiences.

Within these business lines, we provide consulting and services that use in-house capabilities and methodologies to assist clients in analyzing and evaluating market trends, strategies and tactics, and to help in the development and implementation of customized software applications and data warehouse tools.

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

Performance Overview

Our operating revenue declined 8.2% to $526,944 in the first quarter of 2009 as compared to $574,180 in the first quarter of 2008.  The operating revenue decrease was a result of a decline in all three of our business lines.  Our operating income declined 13.3% to $100,865 in the first quarter of 2009 as compared to $116,382 in the first quarter of 2008.  The operating income decline was a result of decreased operating revenues, partially offset by decreases in operating costs and selling and administrative expenses, as discussed below. Our net income attributable to IMS was $133,332 for the first quarter of 2009, an increase of $74,157 as compared to $59,175 for the first quarter of 2008, due to the Non-Operating Loss, net items discussed below and certain tax items as discussed in Note 11 of the Condensed Consolidated Financial Statements (Unaudited).  Our diluted earnings per share of Common Stock increased to $0.73 for the first quarter of 2009 as compared to $0.32 for the first quarter of 2008.

Results of Operations

Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2009 presentation.

References to constant dollar results and results excluding the effect of foreign currency translations.  We report results in U.S. dollars, but we do business on a global basis.  Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. dollars and may have significant effects on our results.  In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms or results excluding the effect of foreign currency translations.  We believe this information facilitates a comparative view of our business.  In the first three months of 2009, the U.S. dollar was generally stronger against other currencies as compared to the first three months of 2008.  The revenue decline at actual currency rates was greater than the decline at constant dollar exchange rates.  See “How Exchange Rates Affect Our Results” below and the discussion of “Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our annual report on Form 10-K for the year ended December 31, 2008 for a more complete discussion regarding the impact of foreign currency translation on our business.

Summary of Operating Results

			% Variance
	Three Months Ended March 31,		2009
	2009	2008	vs 2008
Information and analytics revenue (I&A)	$420,076	$456,187	(7.9)%
Consulting and services revenue (C&S)	106,868	117,993	(9.4)%
Operating Revenue	526,944	574,180	(8.2)%

Operating costs of I&A	170,839	192,766	11.4%
Direct and incremental costs of C&S	61,145	68,505	10.7%
External-use software amortization	10,524	12,714	17.2%
Selling and administrative expenses	160,406	162,769	1.5%
Depreciation and other amortization	23,165	21,044	(10.1)%
Operating Income	$100,865	$116,382	(13.3)%

Operating Income

Our operating income for the first quarter of 2009 declined 13.3% to $100,865 from $116,382 in the first quarter of 2008.  This was due to the decrease in our operating revenue, partially offset by decreases in our operating costs and selling and administrative expenses driven by decreased cost of data and tight controls on hiring.  Our operating income decreased 20.5% in constant dollar terms.

Operating Revenue

Our operating revenue for the first quarter of 2009 declined 8.2% to $526,944 from $574,180 in the first quarter of 2008. On a constant dollar basis, operating revenue declined 2.8%.  On a constant dollar basis, acquisitions completed within the prior twelve months contributed approximately 1 percentage point revenue growth, partially offsetting our operating revenue decline for the first quarter of 2009.  The decrease in our operating revenue resulted from revenue declines in all three of our business lines, together with the effect of approximately $32,000 of currency translation for the first quarter of 2009 as compared to the first quarter of 2008.

Summary of Operating Revenue

			% Variance
			2009 vs 2008
	Three Months Ended March 31,		Reported	Constant
	2009	2008	Rates	Dollar
Commercial Effectiveness	$259,640	$286,048	(9.2)%	(4.4)%
Product & Portfolio Management	171,689	183,091	(6.2)%	(0.8)%
New Business Areas	95,615	105,041	(9.0)%	(1.9)%
Operating Revenue	$526,944	$574,180	(8.2)%	(2.8)%

•                  Commercial Effectiveness: EMEA contributed approximately three-quarters and the Americas contributed more than one-quarter to the constant dollar revenue decline for the first quarter of 2009, partially offset by revenue growth in Asia Pacific.

•                  Product & Portfolio Management: The Americas was the primary contributor to the constant dollar revenue decline for the first quarter of 2009, partially offset by revenue growth in EMEA and Asia Pacific.

•                  New Business Areas: The Americas was the primary contributor to the constant dollar revenue decline for the first quarter of 2009, partially offset by revenue growth in EMEA and Asia Pacific.

Consulting and services (“C&S”) revenue, as included in the business lines above, was $106,868 in the first quarter of 2009, down 9.4% from $117,993 in the first quarter of 2008 (down 3.5% on a constant dollar basis).

Operating Costs of Information and Analytics

Operating costs of information and analytics (“I&A”) include costs of data, data processing and collection and costs attributable to personnel involved in production, data management and delivery of the Company’s I&A offerings.

Our operating costs of I&A declined 11.4% to $170,839 in the first quarter of 2009 from $192,766 in the first quarter of 2008.

•                  Foreign Currency Translation: The effect of foreign currency translation decreased our operating costs of I&A by approximately $14,000 for the first quarter of 2009 as compared to the first quarter of 2008.

Excluding the effect of foreign currency translation, our operating costs of I&A declined 4.1% in the first quarter of 2009 as compared to the first quarter of 2008.

•                  Data: Data costs decreased by approximately $6,000 in the first quarter of 2009 as compared to the first quarter of 2008.

•                  Production, Client Services and Other: Production, client services and other costs decreased by approximately $1,000 in the first quarter of 2009 as compared to the first quarter of 2008.

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

Our direct and incremental costs of C&S declined 10.7% to $61,145 in the first quarter of 2009 from $68,505 in the first quarter of 2008.

•                  Foreign Currency Translation: The effect of foreign currency translation decreased our direct and incremental costs of C&S by approximately $5,000 for the first quarter of 2009 as compared to the first quarter of 2008.

Excluding the effect of foreign currency translation, our direct and incremental costs of C&S declined 2.9% in the first quarter of 2009 as compared to the first quarter of 2008.

•                  C&S costs decreased by approximately $2,000 in the first quarter of 2009 as compared to the first quarter of 2008, due to decreased labor and primary market research data expense, all directly related to the C&S revenue decline.

External-Use Software Amortization

Our external-use software amortization charges represent the amortization associated with software we capitalized under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Our external-use software amortization charges declined 17.2% to $10,524 in the first quarter of 2009 from $12,714 in the first quarter of 2008. This was due to decreased software amortization associated with assets that were fully amortized prior to Q1 2009.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of the expenses attributable to sales, marketing, and administration, including human resources, legal, management and finance.  Our selling and administrative expenses declined 1.5% to $160,406 in the first quarter of 2009 from $162,769 in the first quarter of 2008.

•                  Foreign Currency Translation: The effect of foreign currency translation decreased our selling and administrative expenses by approximately $17,000 for the first quarter of 2009 as compared to the first quarter of 2008.

Excluding the effect of foreign currency translation, our selling and administrative expenses grew 9.8% in the first quarter of 2009 as compared to the first quarter of 2008.

•                  Sales and Marketing: Sales and marketing expenses decreased by approximately $3,000 in the first quarter of 2009 as compared to the first quarter of 2008.

•                  Consulting and Services:  C&S expenses increased by approximately $5,000 in the first quarter of 2009 as compared to the first quarter of 2008.

•                  Administrative and Other:  Other expenses increased by approximately $13,000 in the first quarter of 2009 as compared to the first quarter of 2008.

Depreciation and Other Amortization

Our depreciation and other amortization charges increased 10.1% to $23,165 in the first quarter of 2009 from $21,044 in the first quarter of 2008 due to increased depreciation related to new facilities and technology to upgrade our financial systems and increased amortization related to internal-use software additions.

Trends in our Operations

Our operating margin for the first quarter of 2009 was 19.1% as compared to 20.3% in the first quarter of 2008.  Margins in the first quarter of 2009 were negatively impacted by revenue declines partially offset by decreased costs of panel and decreased sales and marketing costs.

We have several offerings in the U.S. that utilize prescriber-identifiable information.  Over the past several years, there have been a number of state legislative initiatives seeking to impose restrictions on the commercial use of such information.  To date, three states, New Hampshire, Vermont and Maine, have passed laws placing certain restrictions on the license, use or transfer of prescriber-identifiable information for commercial purposes.  Collectively, these three states represent approximately one percent of prescription activity in the U.S. and therefore the impact of these laws on our business, financial condition and results of operations is not expected to be material.  However, as of April 24, 2009, sixteen states were considering similar legislation.  For additional information regarding the status of the laws passed in the three states noted above and related developments in these other states, see Part II. Item 1A. Risk Factors.

Non-Operating Loss, net

Our non-operating loss, net, decreased to a loss of $3,574 in the first quarter of 2009 from a loss of $27,293 in the first quarter of 2008.  This was due to the following factors:

•                  Interest Expense, net: Net interest expense was $8,469 for the first quarter of 2009 as compared to $8,671 for the first quarter of 2008.  This improvement was due to lower debt levels in the first quarter of 2009 as compared to the first quarter of 2008.

•                  Other Income (Expense), net: Other income (expense), net, grew by $23,517 in the first quarter of 2009 as compared to the first quarter of 2008.  This was a result of net foreign exchange gains of $4,884 in the first quarter of 2009 as compared to net foreign exchange losses of $18,598 in the first quarter of 2008.

Taxes

We operate in more than 100 countries around the world and our earnings are taxed at the applicable income tax rate in each of these countries.

For the three months ended March 31, 2009, our effective tax rate was reduced primarily as a result of the reorganization of certain subsidiaries which resulted in a foreign exchange loss recognized for tax purposes (tax benefit of approximately $63,200), the repayment of a certain intercompany loan which resulted in a foreign exchange loss recognized for tax purposes (tax benefit of approximately $6,100) and the expiration of certain statutes of limitation (tax benefits of approximately $4,000).  For the three months ended March 31, 2008, our effective tax rate was reduced primarily as a result of the filing of an advance pricing agreement (“APA”) between two taxing jurisdictions (tax benefit of approximately $4,900).  The APA ensures conformity between the jurisdictions’ taxing authorities regarding the treatment of certain intercompany transactions, thereby allowing us to record a corresponding tax benefit.

For the three months ended March 31, 2009, we recorded approximately $3,800 of tax expense related to unrecognized tax benefits that if recognized, would favorably affect the effective tax rate.  Included in this amount is approximately $1,700 of interest and penalties. For the three months ended March 31, 2008, we recorded approximately $4,800 of tax expense related to unrecognized tax benefits including approximately $2,700 of interest and penalties.

We file numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions.  We are no longer subject to U.S. federal income tax examinations by tax authorities for  years before 2004. We are no longer subject to state and local income tax examination by tax authorities for years before 1997.  Further, with few exceptions, we are no longer subject to examination by tax authorities in our material non-U.S. jurisdictions prior to 2004.  It is reasonably possible that within the next twelve months we could realize approximately $28,300 of unrecognized tax benefits as a result of the expiration of certain statutes of limitation.

While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate and therefore rates may go up in the future.

Net Income Attributable to Noncontrolling Interests

On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS 160”), which established accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interests, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  As a result of the adoption of SFAS 160, net income attributable to noncontrolling interests, which previously was included in Other expense, net on a pretax basis, is shown separately from net income attributable to the Company in our Condensed Consolidated Statements of Income (Unaudited).  Net Income Attributable to Noncontrolling Interests decreased to $1,124 in the first quarter of 2009 from $1,635 in the first quarter of 2008.  See Note 13 to our Condensed Consolidated Financials Statements (Unaudited).

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which we operate for the three months ended March 31, 2009 and 2008:

	Americas (1)	EMEA (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended March 31, 2009:
Operating Revenue (4)	$236,593	$206,256	$84,095	—	$526,944
Operating Income (Loss) (5)	$67,842	$20,495	$31,288	$(18,760)	$100,865

Three months ended March 31, 2008:
Operating Revenue (4)	$252,431	$240,870	$80,879	—	$574,180
Operating Income (Loss) (5)	$79,255	$17,222	$30,563	$(10,658)	$116,382

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

Americas Region

Operating revenue declined 6.3% in the Americas region in the first quarter of 2009 as compared to the first quarter of 2008.  Excluding the effect of foreign currency translations, operating revenue declined 3.7% in the first quarter of 2009 as compared to the first quarter of 2008.  This was driven equally by all of our business lines due to a decline in demand for our I&A and C&S offerings.

Operating income in the Americas region declined 14.4% in the first quarter of 2009 as compared to the first quarter of 2008.  The operating income decline reflected revenue declines in the regions which were partially offset by decreases in operating expenses of $4,000 in the first quarter of 2009.  Excluding the effect of foreign currency translations, operating income decreased 12.3% in the first quarter of 2009 as compared to the first quarter of 2008.

EMEA Region

Operating revenue decreased in the EMEA region by 14.4% in the first quarter of 2009 as compared to the first quarter of 2008.  Excluding the effect of foreign currency translations, operating revenue declined 3.2% in the first quarter of 2009 as compared to the first quarter of 2008.  The revenue decline in the first quarter of 2009 was driven by Commercial Effectiveness, partially offset by revenue growth in Product & Portfolio Management and New Business Areas business lines.

Operating income in the EMEA region grew 19.0% in the first quarter of 2009 as compared to the first quarter of 2008.  The operating income growth reflected revenue declines in the region more than offset by decreases in operating expenses of $38,000 in the first quarter of 2009.  Excluding the effect of foreign currency translations, operating income decreased 20.1% in the first quarter of 2009 as compared to the first quarter of 2008.

Asia Pacific Region

Operating revenue in the Asia Pacific region increased 4.0% in the first quarter of 2009 as compared to the first quarter of 2008.  Excluding the effect of foreign currency translations, operating revenue grew 1.8% in the first quarter of 2009 as compared to the first quarter of 2008.  The revenue growth in the first quarter of 2009 was driven more than one-half by Commercial Effectiveness and one-third by the Product & Portfolio Management business line.

Operating income in the Asia Pacific region increased by 2.4% in the first quarter of 2009 as compared to the first quarter of 2008.  The operating income growth reflected revenue growth in the region offset by increases in operating expenses of $2,000 in the first quarter of 2009, respectively.  Excluding the effect of foreign currency translations, operating income decreased by 2.1% in the first quarter of 2009 as compared to the first quarter of 2008.

How Exchange Rates Affect Our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results.  We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations. Foreign currency translation increased the U.S. dollar revenue decline by approximately 5.4 percentage points while the impact on the operating income decline was an approximate decrease of 7.2 percentage points in the first quarter of 2009. In the first quarter of 2008, foreign currency translation increased U.S. dollar revenue growth by approximately 6.8 percentage points, while the impact on operating income growth was an approximate increase of 7.7 percentage points.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar,

principally the Euro, the Japanese Yen and the Swiss Franc.  Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are reflected in Cumulative translation adjustment in the Condensed Consolidated Statements of Financial Position (Unaudited).  The effect of exchange rate changes during the first three months of 2009 decreased the U.S. dollar amount of Cash and cash equivalents by $5,910. The effect of exchange rate changes during the first three months of 2008 increased the US dollar amount of cash and cash equivalents by $7,908.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $41,091 during the first quarter of 2009 to $174,591 at March 31, 2009 compared to $215,682 at December 31, 2008.  The decrease reflects cash used in investing and financing activities of $25,498 and $26,147, respectively, and a decrease of $5,910 due to the effect of exchange rate changes, partially offset by cash provided by operating activities of $16,464.

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

•	acquisitions (see Note 5 to our Condensed Consolidated Financial Statements (Unaudited));

•	dividends to our shareholders (we expect 2009 dividends will be $0.12 per share or approximately $22,000);

•	payments of approximately $10,800 related to our fourth quarter 2007 restructuring charge (see Note 15 to our Condensed Consolidated Financial Statements (Unaudited));

•

payments for tax-related matters, including the D&B Legacy Tax Matters discussed further in Note 7 to our Condensed Consolidated Financial Statements (Unaudited). Payments for certain of the D&B Legacy Tax Matters could be up to approximately $35,800 in 2009;

•

pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $8,700 in 2009) (see Note 10 to our Condensed Consolidated Financial Statements (Unaudited) for pension and postretirement benefit plan expense); and

•	share repurchases (see Note 12 to our Condensed Consolidated Financial Statements (Unaudited)).

Net cash provided by operating activities amounted to $16,464 for the three months ended March 31, 2009, which represented an increase of $17,199 compared to cash used in operating activities during the comparable period in 2008.  The increase relates to higher net income and lower accounts receivable balances, partially offset by the higher funding of accounts payable and accrued expenses and other current liabilities during the three months ended March 31, 2009.  The decrease in accounts receivable was driven by a decrease in DSO (days sales outstanding), which was nine days lower in the three months ended March 31, 2009 as compared to the prior year comparable quarter, as a result of improved collections and receivables management.

Net cash used in investing activities amounted to $25,498 for the three months ended March 31, 2009, a decrease in cash used of $4,442 over the comparable period in 2008.  The decrease relates to lower payments for acquisitions and lower capital expenditures, partially offset by lower proceeds from the sale of capital assets during the three months ended March 31, 2009 as compared to the prior year comparable quarter.

Net cash used in financing activities amounted to $26,147 for the three months ended March 31, 2009, an increase of $46,460 compared to cash provided by financing activities during the comparable period in 2008.  This increase was due to lower net borrowings of debt and a decrease in cash overdrafts, partially offset by lower purchases of treasury stock during the three months ended March 31, 2009 as compared to the prior year comparable quarter.

Our financing activities include cash dividends we paid of $0.03 per share quarterly, which amounted to $5,727 and $5,507 during the three months ended March 31, 2009 and 2008, respectively.  The payments and level of cash dividends made by us are subject to the discretion of our Board of Directors.  Any future dividends, other than the $0.03 per share dividend for the second quarter of 2009, which was declared by our Board of Directors in April 2009, will be based on, and affected by, a number of factors, including our operating results and financial requirements.

IMS, together with two of our wholly-owned subsidiaries and two third-party investors, entered into an agreement (the ‘‘LLC Agreement’’) whereby such third-party investors have contributed $100,000 to, and have held a noncontrolling interest in, IMS Health Licensing Associates, L.L.C. (‘‘the LLC’’).  Under the terms of the LLC Agreement, the third-party investors have the right to take steps that would result in the liquidation of their membership interests in the LLC on June 30, 2009.  This right may be accelerated if certain events occur as set forth in the LLC Agreement.  If the third-party investors decide to liquidate their ownership interests in the LLC, we will attempt to replace the third-party investors, or if unsuccessful, purchase these ownership interests. We have adequate liquidity and credit capacity to purchase these ownership interests. See Note 13 to our Condensed Consolidated Financial Statements (Unaudited).

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

Liquidity in the Capital and Credit Markets

We believe we have sufficient liquidity despite the current disruption of the capital and credit markets. We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from continuing operations and our diversified credit facility ($460,712 in aggregate commitment available as of March 31, 2009). While not significant to us to date, disruptions in capital and credit markets may result in increased borrowing costs in the future.

Credit Concentrations

We continually monitor our positions with, and the credit quality of, the financial institutions which are counterparties to our financial instruments and do not anticipate non-performance by the counterparties.  We would not have realized a material loss during the quarter ended March 31, 2009 in the event of non-performance by any one counterparty.  In general, we enter into transactions only with financial institution counterparties that have a credit rating of A or better.  In addition, we limit the amount of credit exposure with any one institution.  Particularly in light of the current credit environment, management will continue to monitor the status of these counterparties and will take action, as appropriate, to further manage its counterparty credit risk.

We maintain accounts receivable balances ($398,358 and $382,776, net of allowances, at March 31, 2009 and December 31, 2008, respectively), principally from customers in the pharmaceutical industry.  Our trade receivables do not represent significant concentrations of credit risk at March 31, 2009 due to the credit worthiness of our customers and their dispersion across many geographic areas.

Tax and Other Contingencies

We are exposed to certain known tax and other contingencies that are material to our investors.  The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Notes 7 and 11 to our Condensed Consolidated Financial Statements (Unaudited) for the period ended March 31, 2009.

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

On December 18, 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000 shares. As of March 31, 2009, 9,505 shares remained available for repurchase under the December 2007 program.

During the three months ended March 31, 2009, we did not repurchase any shares of outstanding Common Stock under this program.

During the three months ended March 31, 2008, the Company repurchased 10,000 shares of outstanding Common Stock under this program at a total cost of $229,336.

These share repurchases positively impacted our diluted earnings per share by less than $0.01 for the three months ended March 31, 2008.

Shares acquired through our repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with SEC Rule 10b-18.

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

Borrowings

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility.  At March 31, 2009, our debt totaled $1,329,209, and management does not believe that this level of debt poses a material risk to us due to the following factors:

•                  in each of the last three years, we have generated strong net cash provided by operating activities in excess of $350,000;

•                  at March 31, 2009, we had $174,591 in worldwide cash and cash equivalents;

•                  at March 31, 2009, we had $460,712 of unused debt capacity under our existing bank credit facilities; and

•                  we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

The following table summarizes our long-term debt at March 31, 2009 and December 31, 2008:

	2009	2008
5.58% Private Placement Notes, principal payment of $105,000 due January 2015	$105,000	$105,000
5.99% Private Placement Notes, principal payment of $135,000 due January 2018	135,000	135,000
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000
1.70% Private Placement Note, principal payment of 34,395,000 Japanese Yen due January 2013	349,921	381,304
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 1.09%	333,788	435,895
U.S. Dollar denominated borrowings at average floating rates of approximately 0.99%	205,500	147,000
Bank Term Loan, principal payment of $50,000 due June 2010 at average floating rate of approximately 0.82%	50,000	50,000
Total Long-Term Debt	$1,329,209	$1,404,199

In February 2008, we closed a private placement transaction pursuant to which we issued $105,000 of seven-year debt at a fixed rate of 5.58%, and $135,000 of ten-year debt at a fixed rate of 5.99% to several highly rated insurance companies. We used the proceeds for share repurchases (see Note 12 to our Condensed Consolidated Financial Statements (Unaudited)) and to refinance existing debt.

In July 2006, we entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing our existing $700,000 facility.  The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits.  Total borrowings under the Revolving Credit Facility were $539,288 and $582,895 at March 31, 2009 and December 31, 2008, respectively, all of which were classified as long-term.  We define long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 40 basis points and can vary based on the our Debt to EBITDA ratio. The weighted average interest rates for the Company’s lines were 1.05% and 1.36% at March 31, 2009 and December 31, 2008, respectively.  In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.01%.  At March 31, 2009, we had approximately $460,712 available under existing bank credit facilities.

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

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At March 31, 2009, we were in compliance with these financial debt covenants.

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

The severance and contract payments portion of the charge was approximately $75,043 and will all be settled in cash. Termination actions under the plan were substantially completed by March 31, 2009.

	Severance	Contract	Asset	Currency
	related	Related	write-	translation
	reserves	Reserves	Downs	adjustments	Total
Charge at December 31, 2007	$71,583	$3,460	$13,647	$—	$88,690
2007 utilization	—	—	(13,647)	—	(13,647)
2008 utilization	(48,645)	(2,150)	—	—	(50,795)
2009 utilization	(10,943)	(251)	—	—	(11,194)
Currency translation adjustments	—	—	—	(2,242)	(2,242)
Balance at March 31, 2009	$11,995	$1,059	$—	$(2,242)	$10,812

 We currently expect that cash outlays will be applied against the $10,812 balance remaining in the 2007 fourth quarter charge at March 31, 2009 as follows:

Year Ended December 31,	Outlays
2009	$9,627
2010	1,008
2011	177
Total	$10,812

During the fourth quarter of 2001, we completed the assessment of our Competitive Fitness Program. This program was designed to streamline operations, increase productivity and improve client service. In connection with this program, we recorded $94,616 of Severance, impairment and other charges during the fourth quarter of 2001 as a component of operating income.  As of March 31, 2009, approximately $1,039 remains to be utilized from 2009 to 2013 related to severance payments.

In the first quarter of 2007, we reversed $640 of contract-related reserves from the fourth quarter 2001 charge due primarily to the termination and settlement of exit related costs for an impaired lease.  These amounts were reversed against Selling and administrative expenses in the Condensed Consolidated Statements of Income (Unaudited).

	Severance	Contract	Asset
	related	related	write-
	reserves	reserves	downs	Total
Charge at December 31, 2001	$39,652	$26,324	$28,640	$94,616
2001 — 2006 utilization	(37,334)	(24,202)	(29,602)	(91,138)
2007 utilization	(263)	(1,208)	—	(1,471)
2007 reversals	—	(640)	—	(640)
2008 utilization	(262)	—	—	(262)
2009 utilization	(66)	—	—	(66)
Adjustments	(688)	(274)	962	—
Balance at March 31, 2009	$1,039	$—	$—	$1,039

We currently expect that the $1,039 balance remaining in the 2001 fourth quarter charge will be utilized as follows:

Year Ended December 31,	Outlays
2009	196
2010	262
2011	262
2012	262
2013	57
Total	$1,039

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157, effective January 1, 2008, did not have a material impact on our financial position, results of operations or cash flows.  In February 2008, the FASB issued Staff Positions No. FAS 157-1 and No. FAS 157-2 which delayed the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and removed certain leasing transactions from its scope.  The adoption of Staff Positions No. FAS 157-1 and No. 157-2, effective January 1, 2009, did not have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  This statement was effective 60 days following the U.S. SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”)

amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of this statement did not have an impact on our financial position, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of FSP FAS 132(R)-1 are not required for earlier periods that are presented for comparative purposes.  We are currently evaluating the new disclosure requirements under FSP FAS 132(R)-1.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It also reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 is not expected to have a material impact on our financial position, results of operations or cash flows.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that, in our opinion, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “project,” “estimate,” “will,” “may,” “should,” “future,” “predicts,” “potential,” “continue” and similar expressions identify these forward-looking statements, which appear in a number of places in this Quarterly Report on Form 10-Q and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, foreign currency conversion and all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers.  Investors are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements.  These risks and uncertainties include, but are not limited to:

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

•                          competition, particularly in the markets for pharmaceutical information and consulting and services;

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

Consequently, all of the forward-looking statements we make in this document are qualified by the information contained herein, including, but not limited to, the information contained under this heading, “Risk Factors” and our Condensed Consolidated Financial Statements (Unaudited) and notes thereto for the three months ended March 31, 2009 and by the material set forth under the headings “Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2009. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2008 Annual Report on Form 10-K.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of March 31, 2009 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth in “Note 7. Contingencies” in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, except as follows:

Law restricting the use of information may restrict our product and service offerings.

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

•                  With respect to the New Hampshire law, the Federal District Court in Concord, New Hampshire ruled on April 30, 2007 that the law violated the First Amendment and was therefore unconstitutional and enjoined its enforcement.  However, that decision was recently overturned by the U.S. Court of Appeals for the First Circuit, which declared the law constitutional.  The appeals court vacated the lower court’s injunction and the New Hampshire statute became effective on February 9, 2009.  On March 27, 2009, we filed a petition for certiorari to the U.S. Supreme Court asking that the Supreme Court review the appeals court’s decision in this matter.  We are currently awaiting the Supreme Court’s decision on whether to hear the case.  We have modified our offerings and believe we are operating in compliance with the New Hampshire law.

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

•                  With respect to the Vermont law, the Federal District Court in Brattleboro, Vermont held a full trial ending on August 1, 2008. On April 23, 2009 the court issued its decision upholding the Vermont law. The data restrictions in the Vermont law are scheduled to become effective on July 1, 2009.

These three states collectively represent approximately one percent of prescription activity in the United States, so the potential financial impact of these laws on our business, financial condition and results of operations is not expected to be material.  However, there have been a significant number of state legislative initiatives over the past several years that seek to impose similar restrictions on the commercial use of prescriber-identifiable information (including sixteen states currently considering such legislation as of April 24, 2009).  We are unable to predict whether and in what form these initiatives will continue or whether additional states or the Federal government will seek to enact similar or more restrictive legislation or regulation of such information.  In addition, while we will continue to seek to adapt our products and service offerings (including consulting and services offerings) to comply with the requirements of these laws, there can be no assurance that our efforts to adapt our offerings will be successful and provide the same financial contribution to us.  There can also be no assurance that these kinds of legislative initiatives will not adversely affect our ability to generate or assemble data or to develop or market current or future offerings, which could, over time, result in a material adverse impact on our revenues, net income and earnings per share.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)

January 1-31, 2009	—	—	—	9,505,300
February 1-28, 2009	—	—	—	9,505,300
March 1-31, 2009	—	—	—	9,505,300

Total	—	—	—	9,505,300

(1)

In December 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000,000 shares. As of March 31, 2009, 9,505,300 shares remained available for repurchase under the December 2007 program. Unless terminated earlier by resolution of our Board of Directors, this program will expire when we have repurchased all shares authorized for repurchase thereunder. See Note 12 of our Notes to Condensed Consolidated Financial Statements (Unaudited) for further details.

Item 5.  Other Information

On April 28, 2009, the Human Resources Committee of the Board of Directors approved a continuation of certain benefits to Gilles Pajot, our Executive Vice President and Chief Operating Officer, relating to his work assignment in the United States.  Under his employment agreement, certain expatriate benefits expire on May 7, 2009.  We provide these benefits to this executive, a citizen of France, as an inducement to him to work in the United States.  The expatriate benefits approved for continuation through May 31, 2010 are (i) an annual commercial flight home plus commercial flights necessitated by family emergencies; (ii) tax preparation for U.S. taxes; (iii) the executive’s monthly allowance for housing; (iv) continued automobile lease until July 2009; and (v) a tax “gross-up” payment for the expatriate benefits.   Certain expiring benefits, including tax equalization payments, will not continue after May 7, 2009.

Item 6.  Exhibits

(a)           Exhibits

Exhibit Number	Description of Exhibits
10.1	IMS Health Incorporated Long-Term Incentive Program (as amended and restated February 10, 2009).

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMS Health Incorporated

	By:	/s/ Leslye G. Katz
Date: May 1, 2009		Leslye G. Katz
Senior Vice President and Chief Financial Officer
(principal financial officer)

/s/ Harshan Bhangdia
Date: May 1, 2009		Harshan Bhangdia
Vice President, Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1	IMS Health Incorporated Long-Term Incentive Program (as amended and restated February 10, 2009).

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.