Form 10-Q
period 2009-06-30
IMS HEALTH INC
filed 2009-07-31
CIK 1058083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  At June 30, 2009, there were 182,386,850 shares of IMS Health Incorporated Common Stock, $0.01 par value, outstanding.

IMS HEALTH INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of June 30, 2009	As of December 31, 2008
Assets:
Current Assets:
Cash and cash equivalents	$239,780	$215,682
Accounts receivable, net of allowances of $9,473 and $5,960 in 2009 and 2008, respectively	329,850	382,776
Other current assets	177,770	174,099
Total Current Assets	747,400	772,557
Securities and other investments	8,119	7,121
Property, plant and equipment, net of accumulated depreciation of $223,454 and $208,340 in 2009 and 2008, respectively	180,578	183,055
Computer software	245,449	253,583
Goodwill (Note 6)	674,888	663,532
Other assets	174,383	207,289
Total Assets	$2,030,817	$2,087,137

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Deficit:
Current Liabilities:
Accounts payable	$71,390	$119,798
Accrued and other current liabilities	248,292	275,764
Accrued income taxes	—	47,735
Short-term deferred tax liability	2,074	9,444
Deferred revenues	107,023	88,484
Total Current Liabilities	428,779	541,225
Postretirement and postemployment benefits	112,694	109,516
Long-term debt (Note 9)	1,359,295	1,404,199
Other liabilities	152,515	185,677
Total Liabilities	$2,053,283	$2,240,617

Commitments and Contingencies (Note 7)

Redeemable Noncontrolling Interest (Note 13)	$—	$100,000

Shareholders’ Deficit:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares in 2009 and 2008, respectively	$3,350	$3,350
Capital in excess of par	530,762	546,478
Retained earnings	3,245,400	3,060,345
Treasury stock, at cost, 152,659 and 153,564 shares in 2009 and 2008, respectively	(3,555,465)	(3,576,446)
Cumulative translation adjustment	(132,609)	(171,990)
Unamortized postretirement and postemployment balances (SFAS No. 158)	(115,366)	(117,111)
Total IMS Health Shareholders’ Deficit	$(23,928)	$(255,374)
Noncontrolling Interests (Note 13)	$1,462	$1,894
Total Shareholders’ Deficit	$(22,466)	$(253,480)
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Deficit	$2,030,817	$2,087,137

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended June 30,
	2009	2008

Information and analytics revenue	$408,611	$453,440
Consulting and services revenue	114,228	147,269
Operating Revenue	522,839	600,709

Operating costs of information and analytics	175,401	193,607
Direct and incremental costs of consulting and services	57,012	71,951
External-use software amortization	10,117	13,043
Selling and administrative expenses	162,919	168,365
Depreciation and other amortization	22,676	22,366
Severance, impairment and other charges (Note 15)	25,428	—
Operating Income	69,286	131,377

Interest income	476	2,983
Interest expense	(9,055)	(11,970)
Other income (expense), net	4,523	(6,159)
Non-Operating Loss, Net	(4,056)	(15,146)

Income before provision for income taxes	65,230	116,231
Provision for income taxes (Note 11)	(1,518)	(37,505)
Net Income	$63,712	$78,726
Less: Net income attributable to noncontrolling interests (Note 13)	829	1,031
Net Income Attributable to IMS Health	$62,883	$77,695

Basic Earnings Per Share of Common Stock	$0.34	$0.43
Diluted Earnings Per Share of Common Stock	$0.34	$0.42

Weighted average number of shares outstanding — Basic	182,380	181,741
Dilutive effect of shares issuable as of period-end under stock-based compensation plans and other	124	2,133
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	—	22
Weighted Average Number of Shares Outstanding — Diluted	182,504	183,896

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Six Months Ended June 30,
	2009	2008

Information and analytics revenue	$828,688	$909,627
Consulting and services revenue	221,095	265,262
Operating Revenue	1,049,783	1,174,889

Operating costs of information and analytics	346,240	386,374
Direct and incremental costs of consulting and services	118,157	140,456
External-use software amortization	20,641	25,757
Selling and administrative expenses	323,325	331,133
Depreciation and other amortization	45,841	43,410
Severance, impairment and other charges (Note 15)	25,428	—
Operating Income	170,151	247,759

Interest income	1,483	5,575
Interest expense	(18,531)	(23,233)
Other income (expense), net	9,418	(24,781)
Non-Operating Loss, Net	(7,630)	(42,439)

Income before provision for income taxes	162,521	205,320
Benefit (provision) for income taxes (Note 11)	35,647	(65,784)
Net Income	$198,168	$139,536
Less: Net income attributable to noncontrolling interests (Note 13)	1,953	2,666
Net Income Attributable to IMS Health	$196,215	$136,870

Basic Earnings Per Share of Common Stock	$1.08	$0.75
Diluted Earnings Per Share of Common Stock	$1.08	$0.74

Weighted average number of shares outstanding — Basic	182,113	183,388
Dilutive effect of shares issuable as of period-end under stock-based compensation plans and other	92	1,547
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	—	38
Weighted Average Number of Shares Outstanding — Diluted	182,205	184,973

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$198,168	$139,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,482	69,167
Bad debt expense	2,688	983
Deferred income taxes	1,500	1,439
Gains from investments, net	(38)	—
Non-cash stock-based compensation charges	15,605	16,227
Non-cash portion of severance, impairment and other charges	17,210	—
Net tax benefit on stock-based compensation	(4,440)	(316)
Excess tax benefits from stock-based compensation	—	(88)
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net decrease (increase) in accounts receivable	47,849	(28,930)
Net decrease (increase) in work-in-process inventory	3,389	(5,468)
Net decrease (increase) in prepaid expenses and other current assets	9,016	(18,817)
Net decrease in accounts payable	(50,710)	(18,196)
Net decrease in accrued and other current liabilities	(22,372)	(6,995)
Net decrease in accrued severance, impairment and other charges	(6,582)	(27,914)
Net increase (decrease) in deferred revenues	17,658	(18,476)
Net (decrease) increase in accrued income taxes	(108,818)	6,597
Net decrease in pension assets (net of liabilities)	6,450	1,655
Net decrease in other long-term assets (net of long-term liabilities)	1,254	1,642
Net Cash Provided by Operating Activities	194,309	112,046
Cash Flows Used in Investing Activities:
Capital expenditures	(11,210)	(22,462)
Additions to computer software	(37,967)	(36,537)
Proceeds from sale of assets, net	751	1,392
Payments for acquisitions of businesses, net of cash acquired	(2,896)	(45,308)
Funding of venture capital investments	(1,000)	(1,500)
Other investing activities, net	1,114	(1,874)
Net Cash Used in Investing Activities	(51,208)	(106,289)
Cash Flows Used in Financing Activities:
Net increase in revolving credit facility and other	2,544	139,500
Proceeds from private placement notes	—	240,000
Repayment of private placement notes	—	(150,000)
Payments for purchase of treasury stock	—	(229,340)
Proceeds from exercise of stock options	—	5,000
Excess tax benefits from stock-based compensation	—	88
Dividends paid	(11,160)	(11,067)
Proceeds from employee stock purchase plan and other	—	(25)
Decrease in cash overdrafts	(4,836)	(995)
Payments to noncontrolling interests and other financing activities	(103,875)	(3,382)
Net Cash Used in Financing Activities	(117,327)	(10,221)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,676)	6,940
Increase in Cash and Cash Equivalents	24,098	2,476
Cash and Cash Equivalents, Beginning of Period	215,682	218,249
Cash and Cash Equivalents, End of Period	$239,780	$220,725

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (Unaudited)

(Dollars and shares in thousands, except per share data)

							Accumulated Other Comprehensive Income (Loss)
								Post Retirement	Other	Total
	Shares			Capital			Cumulative	Post Employ	Compre-	IMS Health
	Common	Treasury	Common	in Excess	Retained	Treasury	Translation	Adjust	hensive	Shareholders’	Noncontrolling	Total
	Stock	Stock	Stock	of Par	Earnings	Stock	Adjustment	SFAS 158	Income	(Deficit) Equity	Interest	(Deficit) Equity
Balance, December 31, 2007	335,045	143,818	$3,350	$535,500	$2,771,278	$(3,355,790)	$61,931	$(56,584)		$(40,315)	$1,444	$(38,871)
Net Income Attributable to IMS Health					311,250				$311,250	311,250	940	312,190
Cash Dividends ($0.12 per share)					(22,183)					(22,183)		(22,183)
Stock-Based Compensation Expense				28,036						28,036		28,036
Net Tax Benefit on Stock-Based Compensation				(499)						(499)		(499)
Treasury Shares Acquired Under Purchases		10,495				(238,046)				(238,046)		(238,046)
Treasury Shares Reissued Under:
Exercise of Stock Options		(277)		(920)		6,441				5,521		5,521
Vesting of Restricted Stock		(473)		(15,642)		10,977				(4,665)		(4,665)
Employee Stock Purchase Plan		1		3		(28)				(25)		(25)
Cumulative Translation Adjustment							(233,921)		(233,921)	(233,921)	(490)	(234,411)
SFAS 158 Adjustments								(60,527)	(60,527)	(60,527)		(60,527)
Total Comprehensive Income									$16,802		450
Balance, December 31, 2008	335,045	153,564	$3,350	$546,478	$3,060,345	$(3,576,446)	$(171,990)	$(117,111)		$(255,374)	$1,894	$(253,480)

Net Income Attributable to IMS Health					196,215				$196,215	196,215	96	196,311
Cash Dividends ($0.12 per share)					(11,160)					(11,160)		(11,160)
Stock-Based Compensation Expense				15,605						15,605		15,605
Net Tax Benefit on Stock-Based Compensation				(4,440)						(4,440)		(4,440)
Treasury Shares Reissued Under:
Vesting of Restricted Stock		(905)		(26,881)		20,981				(5,900)		(5,900)
Cumulative Translation Adjustment							39,381		39,381	39,381	(528)	38,853
SFAS 158 Adjustments								1,745	1,745	1,745		1,745
Total Comprehensive Income									$237,341		(432)
Balance, June 30, 2009	335,045	152,659	$3,350	$530,762	$3,245,400	$(3,555,465)	$(132,609)	$(115,366)		$(23,928)	$1,462	$(22,466)

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended.  The Condensed Consolidated Financial Statements (Unaudited) do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation of the statements of financial position, income, shareholders’ deficit and cash flows for the periods presented have been included.  The Company has evaluated for disclosure subsequent events that have occurred up to July 31, 2009, the date of issuance of these financial statements.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The Condensed Consolidated Financial Statements (Unaudited) and related notes should be read in conjunction with the Consolidated Financial Statements and related notes of IMS Health Incorporated (the “Company” or “IMS”) included in its 2008 Annual Report on Form 10-K.  Certain prior year amounts have been reclassified to conform to the 2009 presentation.  Amounts presented in the Condensed Consolidated Financial Statements (Unaudited) may not add due to rounding.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It also reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

This standard also requires those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for interim or annual financial periods ending after June, 15, 2009.  The adoption of SFAS No. 165 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to FASB Statement No. 140.”  This statement eliminates the concept of qualifying special-purpose entities (“QSPEs”), changes the requirements for derecognizing financial assets and requires additional disclosures about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company is currently evaluating this statement to determine any potential impact that it may have on the financial results of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  The statement eliminates the exemption for QSPEs, requires a new approach for determining who should consolidate variable-interest entities (“VIEs”), and changes when it is necessary to reassess who should consolidate VIEs.  This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is currently evaluating this statement to determine any potential impact that it may have on the financial results of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  This statement replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this statement is not expected to have a material impact on the financial results of the Company.

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

During the six months ended June 30, 2009, the Company did not complete any acquisitions.

During the six months ended June 30, 2008, the Company completed three acquisitions of Robinson and James Research Pty Limited (Australia), Fourth Hurdle Consulting Limited (U.K.) and

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Health Benchmarks, Inc. (U.S.) at an aggregate cost of approximately $24,100 which were accounted for under the purchase method of accounting.  As such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date.  The purchase price allocations were finalized during the first quarter of 2009 and during 2008. The Condensed Consolidated Financial Statements (Unaudited) include the results of these acquired companies subsequent to the closing of these acquisitions.  Had these acquisitions occurred as of January 1, 2008 or 2007, the impact on the Company’s results of operations would not have been significant. Goodwill of approximately $16,400 was recorded in connection with these acquisitions, none of which was deductible for tax purposes.

Note 6.  Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized and are tested at least annually (or based on any triggering event) for impairment.  Intangible assets that have finite useful lives are amortized. During the six months ended June 30, 2009, the Company’s goodwill increased by $11,356 mainly due to foreign currency translation adjustments. During the six months ended June 30, 2008, the Company’s goodwill increased by $47,628 due to foreign currency translation adjustments and the preliminary allocation of purchase price for the acquisitions completed during the six months ended June 30, 2008 (see Note 5).

All of the Company’s other acquired intangibles are subject to amortization. Intangible asset amortization expense was $4,334 and $8,884 during the three and six months ended June 30, 2009, respectively, and $4,768 and $9,489 during the three and six months ended June 30, 2008, respectively.  At June 30, 2009, intangible assets were primarily composed of customer relationships, databases and trade names (principally included in other assets) and computer software.  The gross carrying amounts and related accumulated amortization of these intangibles were $188,397 and $107,516, respectively, at June 30, 2009 and $189,383 and $98,736, respectively, at December 31, 2008.  These intangibles are amortized over periods ranging from two to twenty years.  As of June 30, 2009, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted Average Amortization Period (Years)
Customer Relationships	10.0
Computer Software and Algorithms	7.0
Databases	4.7
Trade Names	4.3
Other	4.0
Weighted average	8.8

Based on current estimated useful lives, amortization expense associated with intangible assets at June 30, 2009 is estimated to be approximately $4,205 for each of the remaining two quarters in 2009.  Thereafter, annual amortization expense associated with intangible assets is estimated to be as follows:

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Year Ended December 31,	Amortization Expense
2010	13,299
2011	11,963
2012	10,314
2013	10,036
2014	8,299
Thereafter	$18,561

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

The underlying tax controversies with the Internal Revenue Service (“IRS”) have substantially all been resolved and the Company paid to the IRS the amounts that it believed were due and owing.  In the first quarter of 2006, Donnelley indicated that it disputed the amounts contributed by the Company toward the resolution of these matters based on the Donnelley Parties’ interpretation of the allocation of liability under the 1996 Spin-Off agreements. In August 2006, the Donnelley Parties commenced arbitration regarding one of these disputes (referred to herein as the “Dutch Partnership Dispute”).  The Dutch Partnership Dispute was resolved during the third quarter of 2008 when the parties consented to the entry of a consent award by the arbitration panel.  Pursuant to the terms of the consent award, in the third quarter of 2008, the Company made a payment of $4,600 ($3,100 net of tax benefit) and an additional interest and cost payment of $2,600 ($1,700 net of tax benefit) to the Donnelley Parties.  The remaining disputes were resolved during the second quarter of 2009 by agreement among the parties.  Pursuant to the 2009 settlement agreement, the Company made a payment of $10,750 ($8,000 net of tax benefit) to the Donnelley Parties in full satisfaction of its liability with respect to the remaining disputes (see Note 11).

The Partnership (Tax Year 1997). During the fourth quarter of 2008, the Company entered into a final agreement with the IRS in which the IRS disallowed certain items of partnership expense for tax year 1997 with respect to a partnership now substantially owned by the Company (the “Partnership”).  During 1997, the Partnership was substantially owned by Cognizant, but liability for this matter was allocated to the Company pursuant to the agreements effecting the 1998 Spin-Off.  Pursuant to the settlement, during the second quarter of 2009, the Company paid $20,400 (tax and interest, net of tax benefit) to the IRS in full satisfaction of its liability with respect to the Partnership for tax year 1997.

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

Other Contingencies

Contingent Consideration. Under the terms of certain purchase agreements related to acquisitions consummated in 2008 and prior, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2009. These additional payments will be recorded as goodwill in accordance with Emerging Issues Task Force (“EITF”) No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” The Company paid approximately $2,400 under these contingencies during 2009. Based on current estimates, the Company expects that additional contingent consideration under these agreements may total approximately $3,200. It is expected that these contingencies will be resolved within a specified time period after the end of calendar year 2009.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 8.  Stock-Based Compensation

The following table summarizes activity of stock options for the periods indicated:

		Weighted
		Average
		Exercise
		Price Per
	Shares	Share
Options Outstanding, December 31, 2006	21,396	$23.43
Granted	—	—
Exercised	(6,299)	$22.72
Forfeited	(200)	$24.14
Cancelled	(371)	$27.61
Options Outstanding, December 31, 2007	14,526	$23.62
Granted	1,159	$22.58
Exercised	(277)	$19.91
Forfeited	(88)	$23.86
Cancelled	(2,141)	$25.51
Options Outstanding, December 31, 2008	13,179	$23.29
Granted	1,795	$13.43
Exercised	—	—
Forfeited	(22)	$22.58
Cancelled	(2,542)	$29.19
Options Outstanding, June 30, 2009	12,410	$20.66
Options Vested or Expected to Vest, June 30, 2009	12,181	$20.74
Exercisable, June 30, 2009	9,786	$21.82

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

The following table summarizes activity of restricted stock units (“RSUs”) with service conditions:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2006	1,558	$25.04
Granted	1,219	$29.64
Vested	(296)	$26.06
Forfeited	(148)	$28.09
Unvested, December 31, 2007	2,333	$27.16
Granted	1,356	$22.24
Vested	(569)	$27.45
Forfeited	(348)	$26.74
Unvested, December 31, 2008	2,772	$24.75
Granted	2,036	$13.44
Vested	(858)	$25.69
Forfeited	(112)	$24.87
Unvested, June 30, 2009	3,838	$18.54
Vested or Expected to Vest, June 30, 2009	3,471	$18.65

The following table summarizes activity of RSUs with performance conditions:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2006	613	$24.20
Granted	402	$14.72
Vested	(84)	$18.65
Forfeited	(6)	$27.00
Unvested, December 31, 2007	925	$20.56
Granted	357	$12.97
Vested	(109)	$23.86
Forfeited	(12)	$27.26
Unvested, December 31, 2008	1,161	$17.84
Granted	655	$13.27
Vested	(453)	$20.70
Forfeited	(2)	$24.35
Unvested, June 30, 2009	1,361	$15.05
Vested or Expected to Vest, June 30, 2009	1,270	$15.13

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

The following table summarizes activity of non-employee director deferred stock granted in lieu of board meeting fees:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, December 31, 2006	33	$22.49
Granted	5	$29.50
Outstanding, December 31, 2007	38	$23.37
Granted	6	$19.71
Outstanding, December 31, 2008	44	$22.81
Granted	4	$13.96
Issued	(14)	$21.68
Outstanding, June 30, 2009	34	$22.18

The following table summarizes the components and classification of stock-based compensation expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock Options	$814	$1,199	$1,178	$3,217
RSUs	7,946	7,637	14,427	13,012
Employee Stock Purchase Plan	—	—	—	(2)
Total Stock-Based Compensation Expense	$8,760	$8,836	$15,605	$16,227

Operating Costs of I&A	$748	$844	$1,236	$1,621
Direct and Incremental Costs of C&S	1,235	1,003	2,154	1,711
Selling and Administrative Expenses	6,777	6,989	12,215	12,895
Total Stock-Based Compensation Expense	$8,760	$8,836	$15,605	$16,227

Tax Benefit on Stock-Based Compensation Expense	$2,719	$2,727	$4,954	$5,127

Capitalized Stock-Based Compensation Expense	$45	$65	$83	$106

On April 21, 2009, the Company awarded its annual grant in the form of restricted stock units whose vesting and delivery are contingent upon completion of a specified period of future service.  The awards have a zero exercise price to the employee and vest ratably over three to four years. The Company’s amortization of the award is based upon the fair market value of a share of Common Stock on April 21, 2009.  In addition, on April 21, 2009, the Company awarded stock appreciation rights (“SARs”) to certain executives. The SARs have an exercise price of $13.43 to the employee,

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

vest ratably over 3 years, and the Company’s amortization of the award is based upon the Black-Scholes value.

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

The impact of foreign exchange risk management activities on pre-tax income for the three and six months ended June 30, 2009 were net gains of $4,537 and $9,421, respectively, and net losses of $6,131 and $24,728 for the three and six months ended June 30, 2008, respectively.

At June 30, 2009, the Company had assets of approximately $536,349 and liabilities of approximately $539,387 in foreign exchange forward contracts outstanding with various expiration dates through May 2010 relating to non-US Dollar net income, non-U.S. Dollar anticipated royalties and non-functional currency assets and liabilities (see below). Foreign exchange forward contracts are recorded at estimated fair value. The estimated fair values of the forward contracts are based on quoted market prices.

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

	Fair Value of Derivative Instruments (1)
	Asset Derivatives		Liability Derivatives
	As of June 30, 2009	As of December 31, 2008	As of June 30, 2009	As of December 31, 2008
Derivatives designated as hedging instruments under SFAS 133
Foreign Exchange Contracts	$174,811	$172,113	$176,931	$179,110

Derivatives not designated as hedging instruments under SFAS 133
Foreign Exchange Contracts	361,538	236,977	362,456	238,023
Total Derivatives	$536,349	$409,090	$539,387	$417,133

(1) The net amounts of these derivatives are included in Current Assets and Current Liabilities in the Condensed Consolidated Statements of Financial Position (Unaudited).

Effect of Derivatives on Financial Performance for the Three Months Ended June 30,
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives		Location of Gain/(Loss) Reclassified from OCI	Amount of Gain/(Loss) from OCI into Income
	2009	2008	into Income	2009	2008

Foreign Exchange Contracts	$(2,800)	$5,800	Other Income (Expense), Net	$2,200	$(6,000)

Effect of Derivatives on Financial Performance for the Six Months Ended June 30,
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives		Location of Gain/(Loss) Reclassified from OCI	Amount of Gain/(Loss) from OCI into Income
	2009	2008	into Income	2009	2008

Foreign Exchange Contracts	$6,300	$(7,600)	Other Income (Expense), Net	$1,400	$(8,200)

Fair Value Disclosures

At June 30, 2009, the Company’s financial instruments included cash, cash equivalents, and receivables, accounts payable and long-term debt. At June 30, 2009, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

nature of these instruments. At June 30, 2009, the fair value of long-term debt approximated carrying value.

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

Level 3 —                  Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

	Basis of Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Derivatives (1)	—	$536,349	—	$536,349

Liabilities
Derivatives (1)	—	$539,387	—	$539,387

(1)  Derivatives consist of foreign exchange contracts based on observable market inputs of spot and forward rates.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties. The Company would not realize a material loss as of June 30, 2009 in the event of non-performance by any one counterparty.  In general, the Company enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($329,850 and $382,776, net of allowances, at June 30, 2009 and December 31, 2008, respectively), principally from customers in the pharmaceutical industry. The Company’s trade receivables do not represent significant concentrations of credit risk at June 30, 2009 due to the credit worthiness of its customers and their dispersion across many geographic areas.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Lines of Credit

The following table summarizes the Company’s long-term debt at June 30, 2009 and December 31, 2008:

	2009	2008
5.58% Private Placement Notes, principal payment of $105,000 due January 2015	$105,000	$105,000
5.99% Private Placement Notes, principal payment of $135,000 due January 2018	135,000	135,000
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000
1.70% Private Placement Notes, principal payment of 34,395,000 Japanese Yen due January 2013	356,654	381,304
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 0.88%	329,841	435,895
U.S. Dollar denominated borrowings at average floating rates of approximately 0.85%	232,800	147,000
Bank Term Loan, principal payment of $50,000 due June 2010 at average floating rate of approximately 0.82%	50,000	50,000
Total Long-Term Debt	$1,359,295	$1,404,199

In February 2008, the Company closed a private placement transaction pursuant to which it issued $105,000 of seven-year debt at a fixed rate of 5.58%, and $135,000 of ten-year debt at a fixed rate of 5.99% to several highly rated insurance companies.  The Company used the proceeds for share repurchases (see Note 12) and to refinance existing debt.

In July 2006, the Company entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing its existing $700,000 facility.  The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits.  Total borrowings under the Revolving Credit Facility were $562,641 and $582,895 at June 30, 2009 and December 31, 2008, respectively, all of which were classified as long-term.  The Company defines long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 40 basis points and can vary based on the Company’s Debt to EBITDA ratio.  The weighted average interest rates for the Company’s lines were 0.87% and 1.36% at June 30, 2009 and December 31, 2008, respectively.  In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.01%.  At June 30, 2009, the Company had approximately $437,359 available under existing bank credit facilities.

In June 2006, the Company closed a $50,000 three-year term loan with a bank.  The term loan allows the Company to borrow at a floating rate with a lower borrowing margin than the Company’s revolving credit facility.  The term loan also provides the Company with two one-year options to extend the term at the Company’s discretion.  In August 2008, the Company exercised the first one-year option to extend the term through June 2010, and in June 2009 the Company exercised the second one-year option to extend the term through June 2011. The Company used the proceeds to refinance existing debt borrowed under the revolving credit facility.

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

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At June 30, 2009, the Company was in compliance with these financial debt covenants.

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

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Three Months Ended June 30,	2009	2008	2009	2008
Service cost	$3,370	$4,310	$—	$—
Interest cost	4,795	5,180	180	192
Expected return on plan assets	(6,061)	(7,926)	—	—
Amortization of prior service cost (credit)	(28)	6	(41)	(3)
Amortization of transition obligation (asset)	—	(1)	—	—
Amortization of net loss	2,377	632	143	145
Settlement charge (credit)	(8)	—	—	—
Net periodic benefit cost	$4,445	$2,201	$282	$334

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Six Months Ended June 30,	2009	2008	2009	2008
Service cost	$6,721	$8,615	$—	$—
Interest cost	9,444	10,280	360	384
Expected return on plan assets	(11,930)	(15,858)	—	—
Amortization of prior service cost (credit)	(58)	12	(82)	(6)
Amortization of transition obligation (asset)	—	—	—	—
Amortization of net loss	4,728	1,264	286	291
Settlement charge (credit)	(8)	—	—	—
Net periodic benefit cost	$8,897	$4,313	$564	$669

Note 11.  Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

For the three months ended June 30, 2009, the Company’s effective tax rate was reduced by the settlement of a certain state tax matter (tax benefit of $16,300) and the resolution of certain legacy tax matters (tax benefit of $9,500) (see Note 7, “Sharing Disputes.”). For the three months ended March 31, 2009, the Company’s effective tax rate was reduced as a result of the reorganization of certain subsidiaries which resulted in a foreign exchange loss recognized for tax purposes (tax benefit of $63,200), the repayment of a certain intercompany loan which resulted in a foreign exchange loss recognized for tax purposes (tax benefit of $6,100) and the expiration of certain statutes of limitation (tax benefits of $4,000).  For the three months ended June 30, 2008, the Company’s effective tax rate was reduced as a result of audit settlements with taxing authorities (tax benefit of $10,300).  Also during this period, the Company recorded tax expense for tax positions related to non-US transactions offset by a benefit related to the expiration of certain statutes of limitation (net tax expense of $5,300).  Further, for the three months ended March 31, 2008 the Company’s effective tax rate was reduced as a result of the filing of an advance pricing agreement (“APA”) between two taxing jurisdictions (tax benefit of $4,900).  The APA ensures conformity between the jurisdictions’ taxing authorities regarding the treatment of certain intercompany transactions, thereby allowing the Company to record a corresponding tax benefit.

For the three and six months ended June 30, 2009, the Company recorded $1,900 and $5,700, respectively, of tax expense related to unrecognized tax benefits that if recognized, would favorably affect the effective tax rate.  Interest and penalties of $800 and $2,500, respectively, are included in these amounts. For the three and six months ended June 30, 2008, the Company recorded $5,200 and $10,000, respectively, of tax expense related to unrecognized tax benefits including $2,600 and $5,300, respectively, of interest and penalties.

The Company files numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions.  The Company is no longer subject to U.S. federal income tax

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

examination by tax authorities for years before 2004. The Company is no longer subject to state and local income tax examination by tax authorities for years before 1997.  Further, with few exceptions, the Company is no longer subject to examination by tax authorities in its material non-U.S. jurisdictions prior to 2004.  It is reasonably possible that within the next twelve months the Company could realize $28,900 of unrecognized tax benefits as a result of the expiration of certain statutes of limitation.

Note 12.  IMS Health Capital Stock

The Company’s share repurchase program has been developed to buy opportunistically, when the Company believes that its share price provides it with an attractive use of its cash flow and debt capacity.

On December 18, 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000 shares. As of June 30, 2009, 9,505 shares remained available for repurchase under the December 2007 program.

During the six months ended June 30, 2009, the Company did not repurchase any shares of outstanding Common Stock under this program.

During the six months ended June 30, 2008, the Company repurchased 10,000 shares of outstanding Common Stock under this program at a total cost of $229,340.

These share repurchases positively impacted the Company’s diluted earnings per share by $0.02 for the three and six months ended June 30, 2008.

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

Note 13.  Noncontrolling Interests

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS 160”), which established accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interests, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also established disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The adoption of SFAS 160 resulted in the

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

reclassification of amounts previously referred to as minority interests and currently referred to as noncontrolling interests, from mezzanine equity (between Total Liabilities and Shareholders’ Deficit) to a separate component of Shareholders’ Deficit in the Company’s Condensed Consolidated Statements of Financial Position (Unaudited).  Additionally, net income attributable to noncontrolling interests, which previously was included in Other expense, net on a pretax basis, is shown separately from net income attributable to the Company in the Company’s Condensed Consolidated Statements of Income (Unaudited).  The adoption of SFAS 160 did not have a material impact on the Company’s financial position, results of operations or cash flows.

The following table reconciles noncontrolling interests included as a separate component of Shareholders’ Deficit.  Prior year amounts have been reclassified to conform to the current year presentation as required by SFAS 160.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Noncontrolling interests, April 1 and January 1	$1,721	$2,340	$1,894	$1,444
Income (loss) attributable to noncontrolling interests	58	(68)	96	468
Translation adjustments attributable to noncontrolling interests	(317)	(288)	(528)	72
Noncontrolling interests, June 30	$1,462	$1,984	$1,462	$1,984

In July 2006, the Company, together with two of its wholly-owned subsidiaries, entered into an Amended and Restated Agreement of Limited Liability Company of IMS Health Licensing Associates, L.L.C. (the “Amended LLC Agreement”).  The Amended LLC Agreement governed the relationship between the Company, its subsidiaries and two third-party investors with respect to their interests in IMS Health Licensing Associates, L.L.C. (the “LLC”).  The LLC is a separate and distinct legal entity that is in the business of licensing database assets and computer software.  The Company is the sole managing member of the LLC.  From 1997 until June 30, 2009, the Company and/or its subsidiaries, or their predecessors, had contributed assets to, and held a controlling  interest (approximately 93% at June 30, 2009) in the LLC, and the third-party investors had contributed $100,000 to, and held a noncontrolling interest (approximately 7% at June 30, 2009) in the LLC.  Pursuant to the terms of the Amended LLC Agreement, on May 6, 2009, the third-party investors elected to have their noncontrolling interests in the LLC liquidated or purchased by the Company or its designee.  On June 30, 2009, a wholly-owned subsidiary of the Company purchased the third-party investors’ noncontrolling interests in the LLC at a cost of $100,970, which the Company financed through a combination of cash on-hand and borrowings under its revolving credit facility. Following the purchase of the noncontrolling interests, the Company, together with its wholly-owned subsidiaries, hold 100% of the membership interest in the LLC.  Under the revisions to EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities,” these third-party investor contributions qualified as redeemable noncontrolling interests as their redemption was not solely within the control of the Company.  As such, these redeemable noncontrolling interests were presented in mezzanine equity in the Company’s Condensed Consolidated Statements of Financial Position (Unaudited).  Net income related to these redeemable noncontrolling interests amounted to

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

$802 and $1,888, respectively, for the three and six months ended June 30, 2009 and $1,100 and $2,199, respectively, for the three and six months ended June 30, 2008 and is included in net income attributable to noncontrolling interests in the Company’s Condensed Consolidated Statements of Income (Unaudited).

Note 14.  Comprehensive Income

The following table sets forth the components of comprehensive income, net of income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income	$63,712	$78,726	$198,168	$139,536
Other comprehensive income, net of tax:
Foreign currency translation gains	13,253	69,820	38,853	13,976
Amortization of SFAS 158 service cost	(304)	731	1,745	1,261
Total other comprehensive income, net of tax	12,949	70,551	40,598	15,237

Comprehensive Income	$76,661	$149,277	$238,766	$154,773
Less comprehensive income attributable to:
Noncontrolling interests in permanent equity	(290)	(357)	(463)	539
Redeemable noncontrolling interests in mezzanine equity	802	1,100	1,888	2,199
Comprehensive income attributable to IMS Health	$76,149	$148,534	$237,341	$152,035

Note 15.  Severance, Impairment and Other Charges

During the second quarter of 2009, the Company recorded $25,428 in charges as a component of operating income.  Of this amount, $17,210 related to non-cash impairment charges for the write-down of certain capitalized software assets to their net realizable values in the Company’s Americas and EMEA regions.  The write-downs were the result of the regular review of the Company’s capitalized software assets.  The remaining $8,218 was for supplier contract-related charges based on a SFAS No. 5, “Accounting for Contingencies,” assessment for which the Company will not realize any future economic benefit.

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

The severance and contract payments portion of the fourth quarter 2007 charge was approximately $75,043 and will all be settled in cash. Termination actions under the plan were substantially completed by the end of June 30, 2009.

	Severance	Contract	Asset	Currency
	related	related	write-	translation
	reserves	reserves	downs	adjustments	Total
Charge at December 31, 2007	$71,583	$3,460	$13,647	$—	$88,690
2007 utilization	—	—	(13,647)	—	(13,647)
2008 utilization	(48,645)	(2,150)	—	—	(50,795)
2009 utilization	(14,136)	(534)	—	—	(14,670)
Currency translation adjustments	—	—	—	(2,057)	(2,057)
Balance at June 30, 2009	$8,802	$776	$—	$(2,057)	$7,521

The Company currently expects that cash outlays will be applied against the $7,521 balance remaining in the 2007 fourth quarter charge at June 30, 2009 as follows:

Year Ended December 31,	Outlays
2009	$6,402
2010	941
2011	178
Total	$7,521

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which the Company operates for the three and six months ended June 30, 2009 and 2008.

	Americas (1)	EMEA (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended June 30, 2009:
Operating Revenue (4)	$232,228	$210,306	$80,305	—	$522,839
Operating Income (Loss) (5)	$62,938	$24,152	$27,376	$(45,180)	$69,286
Six months ended June 30, 2009:
Operating Revenue (4)	$468,821	$416,562	$164,400	—	$1,049,783
Operating Income (Loss) (5)	$130,780	$44,647	$58,664	$(63,940)	$170,151
Three months ended June 30, 2008:
Operating Revenue (4)	$257,020	$260,424	$83,265	—	$600,709
Operating Income (Loss) (5)	$82,336	$31,624	$31,953	$(14,536)	$131,377
Six months ended June 30, 2008:
Operating Revenue (4)	$509,451	$501,294	$164,144	—	$1,174,889
Operating Income (Loss) (5)	$161,591	$48,846	$62,516	$(25,194)	$247,759

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

A summary of the Company’s operating revenue by product line for the three and six months ended June 30, 2009 and 2008 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Commercial Effectiveness	$263,382	$300,735	$523,023	$586,783
Product & Portfolio Management	162,316	187,130	334,004	370,221
New Business Areas	97,141	112,844	192,756	217,885
Operating Revenue	$522,839	$600,709	$1,049,783	$1,174,889

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 17.  Subsequent Events

In response to accelerating healthcare marketplace dynamics compounded by a sustained economic downturn, on July 20, 2009 the Board of Directors of IMS committed to a streamlining program designed to eliminate approximately 850 positions in all areas of the Company’s business (the “Plan”). The Plan also includes charges related to lease impairments and related accelerated depreciation for various office locations.

This Plan will result in the Company recording a severance, impairment and other charge during the third quarter of 2009 relating to termination benefits for employees located in all regions in which the Company operates; however, the majority of actions are planned for the Company’s EMEA region.

The Company currently estimates that the total pre-tax charge, including accelerated depreciation, under the Plan will be in the range of $110,000 to $120,000, consisting of $100,000 to $110,000 for employee termination benefits and approximately $10,000 for asset impairments, accelerated depreciation and other charges.

The Company currently estimates that the cash portion of the charge will be in the range of $100,000 to $110,000 and will be funded over approximately a two-year period from cash generated from operations. The estimated termination benefits under the Plan will be calculated pursuant to the terms of established employee protection plans, individual employee contracts or in accordance with local statutory minimum requirements, as applicable.

The Company expects that all actions under the Plan will be completed by the end of the third quarter of 2010.

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

Performance Overview

Operating revenue declined 13.0% to $522,839 in the second quarter of 2009 as compared to $600,709 in the second quarter of 2008.  Our operating revenue declined 10.6% to $1,049,783 in the six months ended June 30, 2009 as compared to $1,174,889 in the six months ended June 30, 2008.  The three and six month operating revenue decreases were a result of revenue declines in all three of our business lines.  Our operating income declined $62,091 to $69,286 in the second quarter of 2009 as compared to $131,377 in the second quarter of 2008.  Our operating income declined $77,608 to $170,151 in the six months ended June 30, 2009 as compared to $247,759 in the six months ended June 30, 2008.  Both the three and six month operating income declines were due to the decrease in our operating revenue and $25,428 of asset impairments and supplier contract-related charges, partially offset by decreases in our operating costs and selling and administrative expenses, as discussed below.  Our net income attributable to IMS was $62,883 for the second quarter of 2009, a decrease of $14,812 as compared to $77,695 for the second quarter of 2008, and $196,215 for the six months ended June 30, 2009, an increase of $59,345 as compared to $136,870 for the six months ended June 30, 2008, due to the Non-Operating Loss, net items discussed below and certain tax items as discussed in Note 11 of the Condensed Consolidated Financial Statements (Unaudited).  Our diluted earnings per share of Common Stock decreased to $0.34 for the second quarter of 2009 as compared to $0.42 for the second quarter of 2008 and increased to $1.08 for the six months ended June 30, 2009 as compared to $0.74 for the six months ended June 30, 2008.

Results of Operations

Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2009 presentation.

References to constant dollar results and results excluding the effect of foreign currency translations.  We report results in U.S. dollars, but we do business on a global basis.  Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. dollars and may have significant effects on our results.  In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms or results excluding the effect of foreign currency translations.  We believe this information facilitates a comparative view of our business.  In the first six months of 2009, the U.S. dollar was generally stronger against the other currencies in which we transact business as compared to the first six months of 2008.  The revenue decline at actual currency rates was greater than the decline at constant dollar exchange rates.  See “How Exchange Rates Affect Our Results” below and the discussion of “Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our annual report on Form 10-K for the year ended December 31, 2008 for a more complete discussion regarding the impact of foreign currency translation on our business.

References to operating income and operating margin excluding asset impairments and supplier contract-related charges. We discuss below what our operating income and operating margin for the three and six months ended June 30, 2009 would have been had we not recorded asset impairments and supplier contract-related charges. Because we did not record similar charges in the prior periods, we believe providing these non-GAAP measures is useful to investors as it facilitates comparisons across the periods presented and more clearly indicates trends. Management uses these non-GAAP measures in its global decision-making, including developing budgets and managing expenditures.

Summary of Operating Results

	Three Months Ended June 30,		% Variance
			2009
	2009	2008	vs 2008
Information and analytics revenue (I&A)	$408,611	$453,440	(9.9)%
Consulting and services revenue (C&S)	114,228	147,269	(22.4)%
Operating Revenue	522,839	600,709	(13.0)%

Operating costs of I&A	175,401	193,607	9.4%
Direct and incremental costs of C&S	57,012	71,951	20.8%
External-use software amortization	10,117	13,043	22.4%
Selling and administrative expenses	162,919	168,365	3.2%
Depreciation and other amortization	22,676	22,366	(1.4)%
Severance, impairment and other charges	25,428	—	—
Operating Income	$69,286	$131,377	(47.3)%

	Six Months Ended June 30,		% Variance
			2009
	2009	2008	vs 2008
Information and analytics revenue (I&A)	$828,688	$909,627	(8.9)%
Consulting and services revenue (C&S)	221,095	265,262	(16.7)%
Operating Revenue	1,049,783	1,174,889	(10.6)%

Operating costs of I&A	346,240	386,374	10.4%
Direct and incremental costs of C&S	118,157	140,456	15.9%
External-use software amortization	20,641	25,757	19.9%
Selling and administrative expenses	323,325	331,133	2.4%
Depreciation and other amortization	45,841	43,410	(5.6)%
Severance, impairment and other charges	25,428	—	—
Operating Income	$170,151	$247,759	(31.3)%

Operating Income

Our operating income for the second quarter of 2009 declined $62,091 to $69,286 from $131,377 in the second quarter of 2008.  This was due to the decrease in our operating revenue and $25,428 of asset impairments and supplier contract-related charges, partially offset by decreases in our operating costs and selling and administrative expenses driven by decreased cost of data and tight controls on hiring.  Our operating income decreased $62,394 or 52.5% in constant dollar terms. Our operating income for the first six months of 2009 declined $77,608 to $170,151 from $247,759 in the first six months of 2008.  This was due to the decrease in our operating revenue and $25,428 of asset impairments and supplier contract-related charges, partially offset by decreases in our operating costs and selling and administrative expenses driven by decreased cost of data and tight controls on hiring.  Our operating income decreased $84,378 or 37.3% in constant dollar terms. Excluding the $25,428 of asset impairments and supplier contract-related charges, our operating income for the three and six months ended June 30, 2009 would have been $94,714 and $195,579, respectively, representing a decline of 27.9% and 21.1%, respectively, on a reported basis and

32.1% and 26.6%, respectively, in constant dollar terms.

Operating Revenue

Our operating revenue for the second quarter of 2009 declined 13.0% to $522,839 from $600,709 in the second quarter of 2008. On a constant dollar basis, operating revenue declined 7.1%.  Operating revenue for the first six months of 2009 declined 10.6% to $1,049,783 from $1,174,889 in the first six months of 2008. On a constant dollar basis, operating revenue declined 4.9%.  On a constant dollar basis, acquisitions completed within the prior twelve months contributed approximately 1 percentage point of revenue growth for both the second quarter and first six months of 2009, partially offsetting our operating revenue decline for these same periods.  The decrease in our operating revenue resulted from revenue declines in all three of our business lines, together with the effect of approximately $39,000 and $71,000 of currency translation for the second quarter and first six months of 2009, respectively, as compared to the second quarter and first six months of 2008.

Summary of Operating Revenue

			% Variance
	Three Months Ended June 30,		2009 vs 2008
	2009	2008	Reported Rates	Constant Dollar
Commercial Effectiveness	$263,382	$300,735	(12.4)%	(7.1)%
Product & Portfolio Management	162,316	187,130	(13.3)%	(7.1)%
New Business Areas	97,141	112,844	(13.9)%	(7.0)%
Operating Revenue	$522,839	$600,709	(13.0)%	(7.1)%

			% Variance
	Six Months Ended June 30,		2009 vs 2008
	2009	2008	Reported Rates	Constant Dollar
Commercial Effectiveness	$523,023	$586,783	(10.9)%	(5.8)%
Product & Portfolio Management	334,004	370,221	(9.8)%	(3.9)%
New Business Areas	192,756	217,885	(11.5)%	(4.5)%
Operating Revenue	$1,049,783	$1,174,889	(10.6)%	(4.9)%

•                  Commercial Effectiveness: EMEA contributed approximately one-third and the Americas contributed more than one-half to the constant dollar revenue decline for the second quarter of 2009.  Each of EMEA and the Americas contributed approximately one-half to the constant dollar revenue decline for the first six months of 2009, slightly offset by revenue growth in Asia Pacific.

•                  Product & Portfolio Management: EMEA contributed more than two-thirds to the constant dollar revenue decline for the second quarter of 2009.  EMEA contributed approximately one-half and the Americas contributed more than one-third to the constant dollar revenue decline for the first six months of 2009.

•                  New Business Areas: The Americas contributed approximately two-thirds and EMEA contributed approximately one-third to the constant dollar revenue decline for the second quarter of 2009.  The

Americas contributed more than three-quarters to the constant dollar revenue decline for the first six months of 2009.

Consulting and services (“C&S”) revenue, as included in the business lines above, was $114,228 in the second quarter of 2009, down 22.4% from $147,269 in the second quarter of 2008 (down 16.8% on a constant dollar basis). C&S revenue was $221,095 in the first six months of 2009, down 16.7% from $265,262 in the first six months of 2008 (down 10.9% on a constant dollar basis).

Operating Costs of Information and Analytics

Operating costs of information and analytics (“I&A”) include costs of data, data processing and collection and costs attributable to personnel involved in production, data management and delivery of the Company’s I&A offerings.

Our operating costs of I&A declined 9.4% to $175,401 in the second quarter of 2009 from $193,607 in the second quarter of 2008 and declined 10.4% to $346,240 in the first six months of 2009 from $386,374 in the first six months of 2008.

•                  Foreign Currency Translation: The effect of foreign currency translation decreased our operating costs of I&A by approximately $16,000 and $30,000 for the second quarter and first six months of 2009, respectively, as compared to the second quarter and first six months of 2008.

Excluding the effect of foreign currency translation, our operating costs of I&A declined 1.5% and 2.8% in the second quarter and first six months of 2009, respectively, as compared to the second quarter and first six months of 2008.

•                  Data: Data costs decreased by approximately $3,000 and $9,000 in the second quarter and first six months of 2009, respectively, as compared to the second quarter and first six months of 2008.

•                  Production, Client Services and Other: Production, client services and other costs increased by approximately $1,000 in the second quarter of 2009 as compared to the second quarter of 2008 and decreased by approximately $1,000 in the first six months of 2009 as compared to the first six months of 2008.

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

Our direct and incremental costs of C&S declined 20.8% to $57,012 in the second quarter of 2009 from $71,951 in the second quarter of 2008 and declined 15.9% to $118,157 in the first six months of 2009 from $140,456 in the first six months of 2008.

•                  Foreign Currency Translation: The effect of foreign currency translation decreased our direct and incremental costs of C&S by approximately $7,000 and $12,000 for the second quarter and first six months of 2009, respectively, as compared to the second quarter and first six months of 2008.

Excluding the effect of foreign currency translation, our direct and incremental costs of C&S declined 12.6% and 7.8% in the second quarter and first six months of 2009, respectively, as compared to the second quarter and first six months of 2008.

•                  C&S costs decreased by approximately $8,000 and $10,000 in the second quarter and first six months of 2009, respectively, as compared to the second quarter and first six months of 2008, due to decreased labor cost and primary market research data expense, all directly related to the C&S revenue decline.

External-Use Software Amortization

Our external-use software amortization charges represent the amortization associated with software we capitalized under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Our external-use software amortization charges declined 22.4% to $10,117 in the second quarter of 2009 from $13,043 in the second quarter of 2008 and declined 19.9% to $20,641 in the first six months of 2009 from $25,757 in the first six months of 2008. This was due to decreased software amortization associated with assets that were fully amortized or written-down to their net realizable values.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of the expenses attributable to sales, marketing, and administration, including human resources, legal, management and finance.  Our selling and administrative expenses declined 3.2% to $162,919 in the second quarter of 2009 from $168,365 in the second quarter of 2008 and declined 2.4% to $323,325 in the first six months of 2009 from $331,133 in the first six months of 2008.

•                  Foreign Currency Translation: The effect of foreign currency translation decreased our selling and administrative expenses by approximately $17,000 and $34,000 for the second quarter and first six months of 2009, respectively, as compared to the second quarter and first six months of 2008.

Excluding the effect of foreign currency translation, our selling and administrative expenses grew 7.1% and 8.4% in second quarter and first six months of 2009, respectively, as compared to the second quarter and first six months of 2008.

•                  Sales and Marketing: Sales and marketing expenses remained constant in the second quarter of 2009 as compared to the second quarter of 2008 and decreased by approximately $3,000 in the first six months of 2009 as compared to the first six months of 2008.

•                  Consulting and Services:  C&S expenses increased by approximately $11,000 and $15,000 in the second quarter and first six months of 2009, respectively, as compared to the second quarter and first six months of 2008.

•                  Administrative and Other:  Other expenses remained constant in the second quarter of 2009 as compared to the second quarter of 2008 and increased by approximately $13,000 in the first six months of 2009 as compared to the first six months of 2008.

Depreciation and Other Amortization

Our depreciation and other amortization charges increased 1.4% to $22,676 in the second quarter of 2009 from $22,366 in the second quarter of 2008, and 5.6% to $45,841 in the first six months of 2009 from $43,410 in the first six months of 2008, due to increased depreciation related to new facilities and technology to upgrade our financial systems and increased amortization related to internal-use software additions.

Severance, impairment and other charges

During the second quarter of 2009, we recorded $25,428 in charges as a component of operating income.  Of this amount, $17,210 related to non-cash impairment charges for the write-down of certain capitalized software assets to their net realizable values in our Americas and EMEA regions.  The write-downs were the result of the regular review of our capitalized software assets.  The remaining $8,218 was for supplier contract-related charges based on a SFAS No. 5, “Accounting for Contingencies,” assessment for which we will not realize any future economic benefit (see Note 15 to our Condensed Consolidated Financial Statements (Unaudited).

Trends in our Operations

Our operating margin for the second quarter of 2009 was 13.3% as compared to 21.9% in the second quarter of 2008.  Our operating margin for the first six months of 2009 was 16.2% as compared to 21.1% in the first six months of 2008. Margins were negatively impacted by revenue declines and the $25,428 asset impairments and supplier contract-related charges noted above, partially offset by decreased costs of panel and decreased sales and marketing costs. Excluding the $25,428 of asset impairments and supplier contract-related charges, our operating margin for the three and six months ended June 30, 2009 would have been 18.1% and 18.6%, respectively.

We have several offerings in the U.S. that utilize prescriber-identifiable information.  Over the past several years, there have been a number of state legislative initiatives seeking to impose restrictions on the commercial use of such information. To date, three states, New Hampshire, Vermont and Maine, have passed laws placing certain restrictions on the license, use or transfer of prescriber-identifiable information for commercial purposes. Collectively, these three states represent approximately one percent of prescription activity in the U.S. and therefore the impact of these laws on our business, financial condition and results of operations is not expected to be material. For additional information regarding the status of the laws passed in the three states noted above and related legislative developments in other jurisdictions, see Part II. Item 1A. Risk Factors.

Non-Operating Loss, net

Our non-operating loss, net, decreased to a loss of $4,056 in the second quarter of 2009 from a loss of $15,146 in the second quarter of 2008 and decreased to a loss of $7,630 in the first six months of 2009 from a loss of $42,439 in the first six months of 2008.  This was due to the following factors:

•                  Interest Expense, net: Net interest expense was $8,579 and $17,048 for the second quarter and first six months of 2009, respectively, as compared to $8,987 and $17,658 for the second quarter and first six months of 2008.  This improvement was due to lower debt levels and lower borrowing costs in the second quarter and first six months of 2009 as compared to the second quarter and first six months of 2008.

•                  Other Income (Expense), net: Other income, net, grew by $10,682 in the second quarter of 2009 as compared to the second quarter of 2008.  This was a result of net foreign exchange gains of $4,537 in the second quarter of 2009 as compared to net foreign exchange losses of $6,130 in the second quarter of 2008. Other income, net, grew by $34,199 in the first six months of 2009 as compared to the first six months of 2008.  This was a result of net foreign exchange gains of $9,421 in the first six months of 2009 as compared to net foreign exchange losses of $24,728 in the first six months of 2008.

Taxes

We operate in more than 100 countries around the world and our earnings are taxed at the applicable income tax rate in each of these countries.

For the three months ended June 30, 2009, our effective tax rate was reduced by the settlement of a certain state tax matter (tax benefit of $16,300) and the resolution of certain legacy tax matters (tax benefit of $9,500) (see Note 7 to our Condensed Consolidated Financial Statements (Unaudited), “Sharing Disputes.”). For the three months ended March 31, 2009, our effective tax rate was reduced as a result of the reorganization of certain subsidiaries which resulted in a foreign exchange loss recognized for tax purposes (tax benefit of $63,200), the repayment of a certain intercompany loan which resulted in a foreign exchange loss recognized for tax purposes (tax benefit of $6,100) and the expiration of certain statutes of limitation (tax benefits of $4,000).  For the three months ended June 30, 2008, our effective tax rate was reduced as a result of audit settlements with taxing authorities (tax benefit of $10,300).  Also during this period, we recorded tax expense for tax positions related to non-US transactions offset by a benefit related to the expiration of certain statutes of limitation (net tax expense of $5,300).  Further, for the three months ended March 31, 2008 our effective tax rate was reduced as a result of the filing of an advance pricing agreement (“APA”) between two taxing jurisdictions (tax benefit of $4,900).  The APA ensures conformity between the jurisdictions’ taxing authorities regarding the treatment of certain intercompany transactions, thereby allowing us to record a corresponding tax benefit.

For the three and six months ended June 30, 2009, we recorded approximately $1,900 and $5,700, respectively, of tax expense related to unrecognized tax benefits that if recognized, would favorably affect the effective tax rate.  Interest and penalties of $800 and $2,500, respectively, are included in these amounts. For the three and six months ended June 30, 2008, we recorded $5,200 and $10,000, respectively, of tax expense related to unrecognized tax benefits including $2,600 and $5,300, respectively, of interest and penalties.

We file numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions.  We are no longer subject to U.S. federal income tax examination by tax authorities for years before 2004. We are no longer subject to state and local income tax examination by tax authorities for years before 1997. Further, with few exceptions, we are no longer subject to examination by tax authorities in material non-U.S. jurisdictions prior to 2004.  It is reasonably possible that within the next twelve months we could realize $28,900 of unrecognized tax benefits as a result of the expiration of certain statutes of limitation.

While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate and therefore rates may go up in the future.

Net Income Attributable to Noncontrolling Interests

On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS 160”), which established accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interests, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  As a result of the adoption of SFAS 160, net income attributable to noncontrolling interests, which previously was included in Other expense, net on a pretax basis, is shown separately from net income attributable to the Company in our Condensed Consolidated Statements of Income (Unaudited).  Net Income Attributable to Noncontrolling Interests decreased to $829 and $1,953 in the second quarter and first six months of 2009, respectively, from $1,031 and $2,666 in the second quarter and first six months of 2008, respectively.  See Note 13 to our Condensed Consolidated Financial Statements (Unaudited).

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which we operate for the three and six months ended June 30, 2009 and 2008:

	Americas (1)	EMEA (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended June 30, 2009:
Operating Revenue (4)	$232,228	$210,306	$80,305	—	$522,839
Operating Income (Loss) (5)	$62,938	$24,152	$27,376	$(45,180)	$69,286
Six months ended June 30, 2009:
Operating Revenue (4)	$468,821	$416,562	$164,400	—	$1,049,783
Operating Income (Loss) (5)	$130,780	$44,647	$58,664	$(63,940)	$170,151
Three months ended June 30, 2008:
Operating Revenue (4)	$257,020	$260,424	$83,265	—	$600,709
Operating Income (Loss) (5)	$82,336	$31,624	$31,953	$(14,536)	$131,377
Six months ended June 30, 2008:
Operating Revenue (4)	$509,451	$501,294	$164,144	—	$1,174,889
Operating Income (Loss) (5)	$161,591	$48,846	$62,516	$(25,194)	$247,759

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

Americas Region

Operating revenue declined 9.6% and 8.0% in the Americas region in the second quarter and first six months of 2009 as compared to the second quarter and first six months of 2008, respectively.  Excluding the effect of foreign currency translations, operating revenue declined 7.5% and 5.6% in the second quarter and first six months of 2009 as compared to the second quarter and first six months of 2008, respectively.  This was driven approximately two-thirds by Commercial Effectiveness and more than one-quarter by New Business Areas for the second quarter of 2009.  The revenue decline in the first six months of 2009 was driven approximately one-half by Commercial Effectiveness and more than one-quarter by New Business Areas.

Operating income in the Americas region declined 23.6% and 19.1% in the second quarter and first six months of 2009 as compared to the second quarter and first six months of 2008, respectively.  The operating income decline reflected revenue declines in the region which were partially offset by decreases in operating expenses of $5,000 and $10,000 in the second quarter and first six months of 2009, respectively.  Excluding the effect of foreign currency translations, operating income decreased 22.0% and 17.3% in the second quarter and first six months of 2009 as compared to the second quarter and first six months of 2008, respectively.

EMEA Region

Operating revenue decreased in the EMEA region by 19.2% and 16.9% in the second quarter and first six months of 2009 as compared to the second quarter and first six months of 2008, respectively.  Excluding the effect of foreign currency translations, operating revenue declined 7.8% and 5.6% in the second quarter and first six months of 2009 as compared to the second quarter and first six months of 2008, respectively.  The revenue decline in the second quarter of 2009 was driven more than one-third by Commercial Effectiveness and approximately one-half by the Product & Portfolio Management business line. The revenue decline in the first six months of 2009 was driven approximately two-thirds by Commercial Effectiveness and more than one-quarter by the Product & Portfolio Management business line.

Operating income in the EMEA region declined 23.6% and 8.6% in the second quarter and first six months of 2009 as compared to the second quarter and first six months of 2008, respectively.  The operating income decline reflected revenue declines in the region partially offset by decreases in operating expenses of $43,000 and $81,000 in the second quarter and first six months of 2009, respectively.  Excluding the effect of foreign currency translations, operating income decreased 43.1% and 35.2% in the second quarter and first six months of 2009 as compared to the second quarter and first six months of 2008, respectively.

Asia Pacific Region

Operating revenue in the Asia Pacific region decreased 3.6% in the second quarter of 2009 as compared to the second quarter of 2008 and increased 0.2% in the first six months of 2009 as compared to the first six months of 2008.  Excluding the effect of foreign currency translations, operating revenue declined 3.0% and 0.7% in the second quarter and first six months of 2009 as compared to the second quarter and first six months of 2008, respectively.  The revenue decline in the second quarter of 2009 was driven approximately three-quarters by the Product & Portfolio Management business line.  The revenue decline in the first six months of 2009 was driven primarily by Product & Portfolio Management, partially offset by revenue growth in the Commercial Effectiveness business line.

Operating income in the Asia Pacific region decreased by 14.3% and 6.2% in the second quarter and first six months of 2009 as compared to the second quarter and first six months of 2008, respectively.  Operating income decreased in the second quarter of 2009 as a result of revenue decline in the region and increases in operating expenses of $2,000.  In the first six months of 2009, the operating income decline reflected revenue growth in the region more than offset by increases in operating expenses of $4,000.  Excluding the effect of foreign currency translations, operating income decreased by 14.7% and 8.5% in the second quarter and first six months of 2009 as compared to the second quarter and first six months of 2008, respectively.

How Exchange Rates Affect Our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies in which we transact business relative to the U.S. dollar may increase the volatility of U.S. dollar operating results.  We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations. Foreign currency translation increased the U.S. dollar revenue decline by approximately 5.9 and 5.7 percentage points in the second quarter and first six months of 2009, respectively, while the impact on the operating income decline was an approximate decrease of 5.3 and 6.0 percentage points in the second quarter and first six months of 2009, respectively. In 2008, foreign currency translation increased U.S. dollar revenue growth by approximately 7.6 and 7.2 percentage points in the second quarter and first six months of 2008, respectively, while the impact on operating income growth was an approximate increase of 9.9  and 8.9 percentage points in the second quarter and first six months of 2008, respectively.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Swiss Franc.  Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are reflected in Cumulative translation adjustment in the Condensed Consolidated Statements of Financial Position (Unaudited).  The effect of exchange rate changes during the first six months of 2009 decreased the U.S. dollar amount of Cash and cash equivalents by $1,676. The effect of exchange rate changes during the first six months of 2008 increased the US dollar amount of cash and cash equivalents by $6,940.

Liquidity and Capital Resources

Our cash and cash equivalents increased $24,098 to $239,780 at June 30, 2009 compared to $215,682 at December 31, 2008.  The increase reflects cash provided by operating activities of $194,309, partially offset by cash used in investing and financing activities of $51,208 and $117,327, respectively, and a decrease of $1,676 due to the effect of exchange rate changes.

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

•          payments of approximately $125,000 related to our restructuring plans and our second quarter 2009 supplier contract-related charge, of which approximately $75,000 is expected to be paid over the next twelve months (see Notes 15 and 17 to our Condensed Consolidated Financial Statements (Unaudited));

•          pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $10,000 in 2009) (see Note 10 to our Condensed Consolidated Financial Statements (Unaudited) for information regarding our pension and postretirement benefit plan expense); and

•          share repurchases (see Note 12 to our Condensed Consolidated Financial Statements (Unaudited)).

Net cash provided by operating activities amounted to $194,309 for the six months ended June 30, 2009, which represented an increase of $82,263 compared to cash used in operating activities during the comparable period in 2008.  The increase relates to higher net income, lower accounts receivable balances, the lower funding of prepaid expenses and other current assets and lower accrued severance, impairment and other balances, partially offset by the higher funding of accounts payable and accrued expenses and other current liabilities during the six months ended June 30, 2009.  The decrease in accounts receivable was driven by a decrease in DSO (days sales outstanding), which was ten days lower in the second quarter of 2009 as compared to the prior year comparable quarter.  The decrease in DSO was the result of improved collections and receivables management and lower revenue.

Net cash used in investing activities amounted to $51,208 for the six months ended June 30, 2009, a decrease in cash used of $55,081 over the comparable period in 2008.  The decrease relates to lower payments for acquisitions and lower capital expenditures, partially offset by higher additions to computer software during the six months ended June 30, 2009 as compared to the prior year comparable period.

Net cash used in financing activities amounted to $117,327 for the six months ended June 30, 2009, an increase of $107,106 compared to cash used in financing activities during the comparable period in 2008.  This increase was due to lower net borrowings of debt, the purchase of third-party ownership interests in IMS Health Licensing Associates, L.L.C. (see Note 13 to our Condensed Consolidated Financial Statements (Unaudited)), lower proceeds from the exercise of stock options and a decrease in cash overdrafts, partially offset by lower purchases of treasury stock during the six months ended June 30, 2009 as compared to the prior year comparable period.

Our financing activities include cash dividends we paid of $0.03 per share quarterly, which amounted to $11,160 and $11,067 during the six months ended June 30, 2009 and 2008, respectively.  The payments and level of cash dividends made by us are subject to the discretion of our Board of Directors.  Any future dividends, other than the $0.03 per share dividend for the third quarter of 2009, which was declared by our Board of Directors in July 2009, will be based on, and affected by, a number of factors, including our operating results and financial requirements.

Capital and Credit Markets

As the capital and credit markets have contracted, we have performed additional assessments to determine the impact, if any, on our financial statements of recent market developments, including the restructuring or merging of certain financial institutions. Our additional assessments included a review of access to liquidity in the capital and credit markets and financial institution counterparty creditworthiness.  Based on our assessment, we currently believe we have sufficient liquidity and access to credit despite the current condition of the capital and credit markets.

Liquidity in the Capital and Credit Markets

We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from continuing operations and our diversified credit facility ($437,359 in aggregate commitment available as of June 30, 2009). While not significant to us to date, contraction in capital and credit markets may result in increased borrowing costs in the future.

Credit Concentrations

We continually monitor our positions with, and the credit quality of, the financial institutions which are counterparties to our financial instruments and do not anticipate non-performance by the counterparties.  We would not have realized a material loss during the quarter ended June 30, 2009 in the event of non-performance by any one counterparty.  In general, we enter into transactions only with financial institution counterparties that have a credit rating of A or better.  In addition, we limit the amount of credit exposure with any one institution.  Particularly in light of the current credit environment, management will continue to monitor the status of these counterparties and will take action, as appropriate, to further manage its counterparty credit risk.

We maintain accounts receivable balances ($329,850 and $382,776, net of allowances, at June 30, 2009 and December 31, 2008, respectively), principally from customers in the pharmaceutical industry.  Our trade receivables do not represent significant concentrations of credit risk at June 30, 2009 due to the credit worthiness of our customers and their dispersion across many geographic areas.

Tax and Other Contingencies

We are exposed to certain known tax and other contingencies that are material to our investors.  The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Notes 7 and 11 to our Condensed Consolidated Financial Statements (Unaudited) for the period ended June 30, 2009.

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

On December 18, 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000 shares. As of June 30, 2009, 9,505 shares remained available for repurchase under the December 2007 program.

During the six months ended June 30, 2009, we did not repurchase any shares of outstanding Common Stock under this program.

During the six months ended June 30, 2008, we repurchased 10,000 shares of outstanding Common Stock under this program at a total cost of $229,340.

These share repurchases positively impacted our diluted earnings per share by $0.02 for the three and six months ended June 30, 2008.

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

Borrowings

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility.  At June 30, 2009, our debt totaled $1,359,295, and management does not believe that this level of debt poses a material risk to us due to the following factors:

•                  in each of the last three years, we have generated strong net cash provided by operating activities in excess of $350,000;

•                  at June 30, 2009, we had $239,780 in worldwide cash and cash equivalents;

•                  at June 30, 2009, we had $437,359 of unused debt capacity under our existing bank credit facilities; and

•                  we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

The following table summarizes our long-term debt at June 30, 2009 and December 31, 2008:

	2009	2008
5.58% Private Placement Notes, principal payment of $105,000 due January 2015	$105,000	$105,000
5.99% Private Placement Notes, principal payment of $135,000 due January 2018	135,000	135,000
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000
1.70% Private Placement Note, principal payment of 34,395,000 Japanese Yen due January 2013	356,654	381,304
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 0.88%	329,841	435,895
U.S. Dollar denominated borrowings at average floating rates of approximately 0.85%	232,800	147,000
Bank Term Loan, principal payment of $50,000 due June 2010 at average floating rate of approximately 0.82%	50,000	50,000
Total Long-Term Debt	$1,359,295	$1,404,199

In February 2008, we closed a private placement transaction pursuant to which we issued $105,000 of seven-year debt at a fixed rate of 5.58%, and $135,000 of ten-year debt at a fixed rate of 5.99% to several highly rated insurance companies. We used the proceeds for share repurchases (see Note 12 to our Condensed Consolidated Financial Statements (Unaudited)) and to refinance existing debt.

In July 2006, we entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing our existing $700,000 facility.  The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits.  Total borrowings under the Revolving Credit Facility were $562,641 and $582,895 at June 30, 2009 and December 31, 2008, respectively, all of which were classified as long-term.  We define long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 40 basis points and can vary based on the our Debt to EBITDA ratio. The weighted average interest rates for the Company’s lines were 0.87% and 1.36% at June 30, 2009 and December 31, 2008, respectively.  In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.01%. At June 30, 2009, we had approximately $437,359 available under existing bank credit facilities.

In June 2006, we closed a $50,000 three-year term loan with a bank.  The term loan allows us to borrow at a floating rate with a lower borrowing margin than our revolving credit facility.  The term loan also provides us with two one-year options to extend the term at our discretion.  In August 2008, we exercised the first one-year option to extend the term through June 2010, and in June 2009 we exercised the second one-year option to extend the term through June 2011. We used the proceeds to refinance existing debt borrowed under the revolving credit facility.

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

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At June 30, 2009, we were in compliance with these financial debt covenants.

Severance, Impairment and Other Charges

During the second quarter of 2009, we recorded $25,428 in charges as a component of operating income.  Of this amount, $17,210 related to non-cash impairment charges for the write-down of certain capitalized software assets to their net realizable values in our Americas and EMEA regions.  The write-downs were the result of the regular review of our capitalized software assets.  The remaining $8,218 was for supplier contract-related charges based on a SFAS No. 5, “Accounting for Contingencies,” assessment for which we will not realize any future economic benefit.

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

The severance and contract payments portion of the charge was approximately $75,043 and will all be settled in cash. Termination actions under the plan were substantially completed by June 30, 2009.

	Severance	Contract	Asset	Currency
	related	related	write-	translation
	Reserves	reserves	downs	adjustments	Total
Charge at December 31, 2007	$71,583	$3,460	$13,647	$—	$88,690
2007 utilization	—	—	(13,647)	—	(13,647)
2008 utilization	(48,645)	(2,150)	—	—	(50,795)
2009 utilization	(14,136)	(534)	—	—	(14,670)
Currency translation adjustments	—	—	—	(2,057)	(2,057)
Balance at June 30, 2009	$8,802	$776	$—	$(2,057)	$7,521

We currently expect that cash outlays will be applied against the $7,521 balance remaining in the 2007 fourth quarter charge at June 30, 2009 as follows:

Year Ended December 31,	Outlays
2009	$6,402
2010	941
2011	178
Total	$7,521

In response to accelerating healthcare marketplace dynamics compounded by a sustained economic downturn, on July 20, 2009 our Board of Directors committed to a streamlining program designed to eliminate approximately 850 positions in all areas of our business (the “Plan”). The Plan also includes charges related to lease impairments and related accelerated depreciation for various office locations.

This Plan will result in us recording a severance, impairment and other charge during the third quarter of 2009 relating to termination benefits for employees located in all regions in which we operate; however, the majority of actions are planned for our EMEA region.

We currently estimate that the total pre-tax charge, including accelerated depreciation, under the Plan will be in the range of $110,000 to $120,000, consisting of $100,000 to $110,000 for employee termination benefits and approximately $10,000 for asset impairments, accelerated depreciation and other charges.

We currently estimate that the cash portion of the charge will be in the range of $100,000 to $110,000 and will be funded over approximately a two-year period from cash generated from operations.  The estimated termination benefits under the Plan will be calculated pursuant to the terms of established employee protection plans, individual employee contracts or in accordance with local statutory minimum requirements, as applicable.

We expect that all actions under the Plan will be completed by the end of the third quarter of 2010.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It also reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This standard also requires those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.  The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for interim or annual financial periods ending after June, 15, 2009.  The adoption of SFAS No. 165 did not have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to FASB Statement No. 140.”  This statement eliminates the concept of qualifying special-purpose entities (“QSPEs”), changes the requirements for derecognizing financial assets and requires additional disclosures about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently evaluating this statement to determine any potential impact that it may have on our financial results.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  The statement eliminates the exemption for QSPEs, requires a new approach for determining who should consolidate variable-interest entities (“VIEs”), and changes when it is necessary to reassess who should consolidate VIEs.  This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are currently evaluating this statement to determine any potential impact that it may have on our financial results.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  This statement replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this statement is not expected to have a material impact on our financial results.

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

•                          uncertainties associated with completion of our restructuring plans discussed in Note 17 to our Condensed Consolidated Financial Statements (Unaudited) and under “Severance, Impairment and Other Charges” in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the impact of the restructuring activities on our business and financial results, including the timing of the activities and the associated costs and the ability to achieve projected cost savings;

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

Consequently, all of the forward-looking statements we make in this document are qualified by the information contained herein, including, but not limited to, the information contained under this heading, “Risk Factors” and our Condensed Consolidated Financial Statements (Unaudited) and notes thereto for the three and six months ended June 30, 2009 and by the material set forth under the headings “Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three and six months ended June 30, 2009.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2008 Annual Report on Form 10-K.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of June 30, 2009 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We provide several product and service offerings to clients in the U.S. that involve the license, use and transfer of prescriber-identifiable information for commercial purposes.  New Hampshire, Vermont and Maine have passed laws placing certain restrictions on the license, use or transfer of such information for commercial purposes.  We challenged all three laws in Federal court, asking the courts to declare these laws unconstitutional.

•                  With respect to the New Hampshire law, the Federal District Court in Concord, New Hampshire ruled on April 30, 2007 that the law violated the First Amendment and was therefore unconstitutional and enjoined its enforcement.  However, that decision was recently overturned by the U.S. Court of Appeals for the First Circuit, which declared the law constitutional. The appeals court vacated the lower court’s injunction and the New Hampshire statute became effective on February 9, 2009.  On March 27, 2009, we filed a petition for certiorari to the U.S. Supreme Court asking that the Supreme Court review the appeals court’s decision in this matter.  On June 29, 2009, the Supreme Court announced that it would not hear the case. We have modified our offerings and believe we are operating in compliance with the New Hampshire law.

•                  With respect to the Maine law, the Federal District Court in Bangor, Maine issued a preliminary injunction on December 21, 2007, prohibiting enforcement of the Maine law.  The Maine Attorney General has appealed the preliminary injunction ruling to the U.S. Court of Appeals for the First Circuit.

•                  With respect to the Vermont law, the Federal District Court in Brattleboro, Vermont held a full trial ending on August 1, 2008. On April 23, 2009 the court issued its decision upholding the Vermont law. We are appealing the district court’s decision to the U.S. Court of Appeals for the Second Circuit. The data restrictions in the Vermont law became effective on July 1, 2009.  We have modified our offerings and believe we are operating in compliance with the Vermont law.

These three states collectively represent approximately one percent of prescription activity in the United States, so the potential financial impact of these laws on our business, financial condition and results of operations is not expected to be material.  However, there have been a significant number of state legislative initiatives over the past several years that seek to impose similar restrictions on the commercial use of prescriber-identifiable information. During 2009, these initiatives were introduced in 23 states. They were unsuccessful in 20 states and remain pending in Massachusetts, New Jersey and

New York. We are unable to predict whether and in what form these initiatives will continue or whether additional states or the Federal government will seek to enact similar or more restrictive legislation or regulation of such information.  In addition, while we will continue to seek to adapt our products and service offerings (including consulting and services offerings) to comply with the requirements of these laws, there can be no assurance that our efforts to adapt our offerings will be successful and provide the same financial contribution to us.  There can also be no assurance that these kinds of legislative initiatives will not adversely affect our ability to generate or assemble data or to develop or market current or future offerings, which could, over time, result in a material adverse impact on our revenues, net income and earnings per share.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)

April 1-30, 2009	—	—	—	9,505,300
May 1-31, 2009	—	—	—	9,505,300
June 1-30, 2009	—	—	—	9,505,300

Total	—	—	—	9,505,300

(1)    In December 2007, our Board of Directors authorized a stock repurchase program to buy up to 20,000,000 shares. As of June 30, 2009, 9,505,300 shares remained available for repurchase under the December 2007 program. Unless terminated earlier by resolution of our Board of Directors, this program will expire when we have repurchased all shares authorized for repurchase thereunder.  See Note 12 of our Notes to Condensed Consolidated Financial Statements (Unaudited) for further details.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of IMS Health Incorporated was held on May 1, 2009.

The following nominees for director named in the Proxy Statement dated March 27, 2009 were elected at the Meeting for a one-year term expiring in 2010 by the votes indicated:

	For	Against	Abstain
H. Eugene Lockhart	141,743,971	20,339,366	540,792
Bradley T. Sheares	160,361,085	1,743,771	519,276

The following directors continue to serve terms expiring in 2010: James D. Edwards, William C. Van Faasen and Bret W. Wise. The following directors continue to serve terms expiring in 2011: David R. Carlucci, Constantine L. Clemente, Kathryn E. Giusti and M. Bernard Puckett.

The ratification of the appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm was approved by the following vote:

	For	Against	Abstain
Number of Shares	156,786,103	5,303,445	534,585

The approval of the amendment to the Restated Certificate of Incorporation to eliminate the supermajority vote provisions:

	For	Against	Abstain	Broker Non-Votes
Number of Shares	149,380,679	475,214	930,713	11,837,530

Item 6.  Exhibits

(a)        Exhibits

Exhibit Number	Description of Exhibits
3.1	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 5, 2009).

3.2	Fifth Amended and Restated By-laws of IMS Health Incorporated dated May 4, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on May 5, 2009).

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMS Health Incorporated

By:	/s/ Leslye G. Katz
Date: July 31, 2009	Leslye G. Katz
Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ Harshan Bhangdia
Date: July 31, 2009	Harshan Bhangdia
Vice President, Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 5, 2009).

3.2	Fifth Amended and Restated By-laws of IMS Health Incorporated dated May 4, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on May 5, 2009).

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.