Form 10-Q
period 2009-09-30
IMS HEALTH INC
filed 2009-10-30
CIK 1058083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  At September 30, 2009, there were 182,441,209 shares of IMS Health Incorporated Common Stock, $0.01 par value, outstanding.

IMS HEALTH INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(Dollars and shares in thousands, except per share data)

	As of September 30, 2009	As of December 31, 2008
Assets:
Current Assets:
Cash and cash equivalents	$301,711	$215,682
Accounts receivable, net of allowances of $10,107 and $5,960 in 2009 and 2008, respectively	309,136	382,776
Other current assets	185,714	174,099
Total Current Assets	796,561	772,557
Securities and other investments	7,503	7,121
Property, plant and equipment, net of accumulated depreciation of $238,067 and $208,340 in 2009 and 2008, respectively	179,313	183,055
Computer software	250,234	253,583
Goodwill (Note 6)	699,531	663,532
Other assets	177,383	207,289
Total Assets	$2,110,525	$2,087,137

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Deficit:
Current Liabilities:
Accounts payable	$95,326	$119,798
Accrued and other current liabilities	364,421	275,764
Accrued income taxes	—	47,735
Short-term deferred tax liability	2,796	9,444
Deferred revenues	103,162	88,484
Total Current Liabilities	565,705	541,225
Postretirement and postemployment benefits	111,275	109,516
Long-term debt (Note 9)	1,344,850	1,404,199
Other liabilities	131,373	185,677
Total Liabilities	$2,153,203	$2,240,617

Commitments and Contingencies (Note 7)

Redeemable Noncontrolling Interest (Note 13)	$—	$100,000

Shareholders’ Deficit:
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares in 2009 and 2008, respectively	$3,350	$3,350
Capital in excess of par	538,488	546,478
Retained earnings	3,231,111	3,060,345
Treasury stock, at cost, 152,604 and 153,564 shares in 2009 and 2008, respectively	(3,554,173)	(3,576,446)
Cumulative translation adjustment	(151,959)	(171,990)
Unamortized postretirement and postemployment balances	(111,050)	(117,111)
Total IMS Health Shareholders’ Deficit	$(44,233)	$(255,374)
Noncontrolling Interests (Note 13)	$1,555	$1,894
Total Deficit	$(42,678)	$(253,480)
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Deficit	$2,110,525	$2,087,137

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended September 30,
	2009	2008

Information and analytics revenue	$425,197	$445,654
Consulting and services revenue	115,574	128,061
Operating Revenue	540,771	573,715

Operating costs of information and analytics	181,974	190,139
Direct and incremental costs of consulting and services	58,774	62,185
External-use software amortization	9,823	12,291
Selling and administrative expenses	166,885	161,878
Depreciation and other amortization	24,558	23,246
Severance, impairment and other charges (Note 15)	104,301	—
Operating (Loss) Income	(5,544)	123,976

Interest income	183	3,107
Interest expense	(8,961)	(12,119)
(Loss) gains from investments, net	(618)	379
Other expense, net	(7,793)	(2,981)
Non-Operating Loss, Net	(17,189)	(11,614)

(Loss) income before provision for income taxes	(22,733)	112,362
Benefit (provision) for income taxes (Note 11)	13,474	(35,049)
Net (Loss) Income	$(9,259)	$77,313
Less: Net income attributable to noncontrolling interests (Note 13)	41	1,401
Net (Loss) Income Attributable to IMS Health	$(9,300)	$75,912

Basic (Loss) Earnings Per Share of Common Stock	$(0.05)	$0.42
Diluted (Loss) Earnings Per Share of Common Stock	$(0.05)	$0.41

Weighted average number of shares outstanding – Basic	182,536	182,157
Dilutive effect of shares issuable as of period-end under stock-based compensation plans and other	186	956
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	31	8
Weighted Average Number of Shares Outstanding – Diluted	182,753	183,121

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars and shares in thousands, except per share data)

	Nine Months Ended September 30,
	2009	2008

Information and analytics revenue	$1,253,885	$1,355,281
Consulting and services revenue	336,670	393,323
Operating Revenue	1,590,555	1,748,604

Operating costs of information and analytics	528,213	576,514
Direct and incremental costs of consulting and services	176,931	202,641
External-use software amortization	30,464	38,048
Selling and administrative expenses	490,211	493,010
Depreciation and other amortization	70,399	66,656
Severance, impairment and other charges (Note 15)	129,729	—
Operating Income	164,608	371,735

Interest income	1,666	8,682
Interest expense	(27,491)	(35,352)
(Loss) gains from investments, net	(581)	379
Other income (expense), net	1,588	(27,762)
Non-Operating Loss, Net	(24,818)	(54,053)

Income before provision for income taxes	139,790	317,682
Benefit (provision) for income taxes (Note 11)	49,121	(100,833)
Net Income	$188,911	$216,849
Less: Net income attributable to noncontrolling interests (Note 13)	1,994	4,067
Net Income Attributable to IMS Health	$186,917	$212,782

Basic Earnings Per Share of Common Stock	$1.03	$1.16
Diluted Earnings Per Share of Common Stock	$1.02	$1.16

Weighted average number of shares outstanding – Basic	182,255	183,145
Dilutive effect of shares issuable as of period-end under stock-based compensation plans and other	88	1,022
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	34	36
Weighted Average Number of Shares Outstanding – Diluted	182,377	184,203

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$188,911	$216,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,863	104,704
Bad debt expense	3,673	1,685
Deferred income taxes	(24,187)	1,033
(Loss) gains from investments, net	581	(379)
Non-cash stock-based compensation charges	24,312	22,052
Non-cash portion of severance, impairment and other charges	18,248	—
Net tax benefit on stock-based compensation	(4,632)	(296)
Excess tax benefits from stock-based compensation	—	(94)
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net decrease in accounts receivable	64,579	21,479
Net decrease (increase) in work-in-process inventory	2,733	(1,027)
Net increase in prepaid expenses and other current assets	(3,459)	(12,859)
Net decrease in accounts payable	(26,357)	(26,807)
Net decrease in accrued and other current liabilities	(57)	(11,443)
Net increase (decrease) in accrued severance, impairment and other charges	93,514	(38,623)
Net increase (decrease) in deferred revenues	13,549	(35,383)
Net (decrease) increase in accrued income taxes	(115,331)	5,951
Net decrease in pension assets (net of liabilities)	8,266	3,103
Net decrease in other long-term assets (net of long-term liabilities)	2,328	2,617
Net Cash Provided by Operating Activities	347,534	252,562
Cash Flows Used in Investing Activities:
Capital expenditures	(17,093)	(30,782)
Additions to computer software	(59,582)	(51,280)
Proceeds from sale of assets, net	713	1,392
Proceeds from sale of investments, net	38	379
Payments for acquisitions of businesses, net of cash acquired	(3,419)	(50,395)
Funding of venture capital investments	(1,000)	(1,700)
Other investing activities, net	690	(3,821)
Net Cash Used in Investing Activities	(79,653)	(136,207)
Cash Flows Used in Financing Activities:
Net (decrease) increase in revolving credit facility and other	(66,821)	56,164
Proceeds from private placement notes	—	240,000
Repayment of private placement notes	—	(150,000)
Payments for purchase of treasury stock	—	(230,433)
Proceeds from exercise of stock options	—	5,520
Excess tax benefits from stock-based compensation	—	94
Dividends paid	(16,151)	(16,626)
Proceeds from employee stock purchase plan and other	—	(25)
Decrease in cash overdrafts	(5,443)	(1,876)
Payments to noncontrolling interests and other financing activities	(103,875)	(5,072)
Net Cash Used in Financing Activities	(192,290)	(102,254)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	10,438	(3,162)
Increase in Cash and Cash Equivalents	86,029	10,939
Cash and Cash Equivalents, Beginning of Period	215,682	218,249
Cash and Cash Equivalents, End of Period	$301,711	$229,188

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (Unaudited)

(Dollars and shares in thousands, except per share data)

							Accumulated Other Comprehensive Income (Loss)
								Post		Total
	Shares			Capital			Cumulative	Retirement	Other	IMS Health
	Common	Treasury	Common	in Excess	Retained	Treasury	Translation	Post Employ	Comprehensive	Shareholders’	Noncontrolling	Total
	Stock	Stock	Stock	of Par	Earnings	Stock	Adjustment	Adjust	Income	(Deficit) Equity	Interest	(Deficit) Equity
Balance, December 31, 2007	335,045	143,818	$3,350	$535,500	$2,771,278	$(3,355,790)	$61,931	$(56,584)		$(40,315)	$1,444	$(38,871)
Net Income Attributable to IMS Health					311,250				$311,250	311,250	940	312,190
Cash Dividends ($0.12 per share)					(22,183)					(22,183)		(22,183)
Stock-Based Compensation Expense				28,036						28,036		28,036
Net Tax Benefit on Stock-Based Compensation				(499)						(499)		(499)
Treasury Shares Acquired Under Purchases		10,495				(238,046)				(238,046)		(238,046)
Treasury Shares Reissued Under:
Exercise of Stock Options		(277)		(920)		6,441				5,521		5,521
Vesting of Restricted Stock		(473)		(15,642)		10,977				(4,665)		(4,665)
Employee Stock Purchase Plan		1		3		(28)				(25)		(25)
Cumulative Translation Adjustment							(233,921)		(233,921)	(233,921)	(490)	(234,411)
Postretirement and Postemployment Adjustments								(60,527)	(60,527)	(60,527)		(60,527)
Total Comprehensive Income									$16,802		450
Balance, December 31, 2008	335,045	153,564	$3,350	$546,478	$3,060,345	$(3,576,446)	$(171,990)	$(117,111)		$(255,374)	$1,894	$(253,480)

Net Income Attributable to IMS Health					186,917				$186,917	186,917	106	187,023
Cash Dividends ($0.12 per share)					(16,151)					(16,151)		(16,151)
Stock-Based Compensation Expense				25,350						25,350		25,350
Net Tax Benefit on Stock-Based Compensation				(4,632)						(4,632)		(4,632)
Treasury Shares Reissued Under:
Vesting of Restricted Stock		(960)		(28,708)		22,273				(6,435)		(6,435)
Cumulative Translation Adjustment							20,031		20,031	20,031	(445)	19,586
Postretirement and Postemployment Adjustments								6,061	6,061	6,061		6,061
Total Comprehensive Income									$213,009		(339)
Balance, September 30, 2009	335,045	152,604	$3,350	$538,488	$3,231,111	$(3,554,173)	$(151,959)	$(111,050)		$(44,233)	$1,555	$(42,678)

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended.  The Condensed Consolidated Financial Statements (Unaudited) do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation of the statements of financial position, income, shareholders’ deficit and cash flows for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The Condensed Consolidated Financial Statements (Unaudited) and related notes should be read in conjunction with the Consolidated Financial Statements and related notes of IMS Health Incorporated (the “Company” or “IMS”) included in its 2008 Annual Report on Form 10-K.  The Company has evaluated for disclosure subsequent events that have occurred up to October 30, 2009, the date of issuance of these financial statements.  Certain prior year amounts have been reclassified to conform to the 2009 presentation.  Amounts presented in the Condensed Consolidated Financial Statements (Unaudited) may not add due to rounding.

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

Note 3.  Summary of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance codifying generally accepted accounting principles in the U.S. (“GAAP”).  This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this authoritative guidance did not have a material impact on the financial results of the Company.

In September 2006, the FASB issued authoritative guidance defining fair value, establishing a framework for measuring fair value under GAAP, and expanding disclosures about fair value measurements. This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this authoritative guidance did not have a material impact on the financial results of the Company.  In February 2008, the FASB issued authoritative guidance which delayed the effective date of its previously issued fair value guidance for one year for certain non-financial assets and liabilities and removed certain leasing transactions from its scope.  The adoption of this authoritative guidance did not have a material impact on the financial results of the Company.

In December 2008, the FASB issued authoritative guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this guidance are not required for earlier periods that are presented for comparative purposes.  The Company is currently evaluating the new disclosure requirements under this authoritative guidance.

In April 2009, the FASB issued authoritative guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It also reaffirmed what previous guidance had stated is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  This guidance was effective for interim and annual periods ending after September 15, 2009.  The adoption of this authoritative guidance did not have a material impact on the financial results of the Company.

In April 2009, the FASB issued authoritative guidance which required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also required those disclosures in summarized financial information at interim reporting periods.  This guidance was effective for interim reporting periods ending after September 15, 2009.  The adoption of this authoritative guidance did not have a material impact on the financial results of the Company.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance was effective for interim or annual financial periods ending after September, 15, 2009.  The adoption of this authoritative guidance did not have a material impact on the financial results of the Company.

In June 2009, the FASB issued authoritative guidance eliminating the concept of qualifying special-purpose entities (“QSPEs”), changing the requirements for derecognizing financial assets and requiring additional disclosures about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of this authoritative guidance is not expected to have a material impact on the financial results of the Company.

In June 2009, the FASB issued authoritative guidance eliminating the exemption for QSPEs, requiring a new approach for determining who should consolidate variable-interest entities (“VIEs”), and changing when it is necessary to reassess who should consolidate VIEs.  This guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The adoption of this authoritative guidance is not expected to have a material impact on the financial results of the Company.

In October 2009, the FASB issued authoritative guidance revising the current accounting treatment to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This guidance is applicable to revenue arrangements entered into or materially modified during the company’s first fiscal year that begins after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company is currently evaluating this authoritative guidance to determine any potential impact that it may have on the financial results of the Company.

In October 2009, the FASB issued authoritative guidance changing the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of the software revenue guidance. This guidance is applicable to revenue arrangements entered into or materially modified during the company’s first fiscal year that begins after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company is currently evaluating this authoritative guidance to determine any potential impact that it may have on the financial results of the Company.

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

Note 5.  Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach.  On January 1, 2009, the Company adopted authoritative guidance which established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  The impact of the adoption of this authoritative guidance on the Company’s financial results will be dependent on the terms and conditions of acquisitions consummated on or after the adoption date.

During the nine months ended September 30, 2009, the Company did not complete any acquisitions.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

During the nine months ended September 30, 2008, the Company completed four acquisitions of Robinson and James Research Pty Limited (Australia), Fourth Hurdle Consulting Limited (U.K.), Health Benchmarks, Inc. (U.S.) and RMBC Pharma Limited (Russia) at an aggregate cost of approximately $31,900 which were accounted for under the purchase method of accounting.  As such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date.  The purchase price allocations were finalized during the first quarter of 2009 and during 2008. The Condensed Consolidated Financial Statements (Unaudited) include the results of these acquired companies subsequent to the closing of these acquisitions.  Had these acquisitions occurred as of January 1, 2008 or 2007, the impact on the Company’s results of operations would not have been significant. Goodwill of approximately $22,200 was recorded in connection with these acquisitions, of which $5,700 is deductible for tax purposes.

Note 6.  Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized and are tested at least annually (or based on any triggering event) for impairment. The Company completed its annual impairment tests as of September 30, 2009 and 2008 and was not required to recognize any goodwill impairment charges. During the nine months ended September 30, 2009, the Company’s goodwill increased by $35,999 mainly due to foreign currency translation adjustments. During the nine months ended September 30, 2008, the Company’s goodwill increased by $24,501 mainly due to the preliminary allocation of purchase price for the acquisitions completed during the nine months ended September 30, 2008 (see Note 5).

Intangible assets that have finite useful lives are amortized. All of the Company’s other acquired intangibles are subject to amortization. Intangible asset amortization expense was $4,347 and $13,231 during the three and nine months ended September 30, 2009, respectively, and $4,814 and $14,303 during the three and nine months ended September 30, 2008, respectively.  At September 30, 2009, intangible assets were primarily composed of customer relationships, databases and trade names (principally included in other assets) and computer software.  The gross carrying amounts and related accumulated amortization of these intangibles were $188,397 and $111,866, respectively, at September 30, 2009 and $189,383 and $98,736, respectively, at December 31, 2008.  These intangibles are amortized over periods ranging from two to twenty years.  As of September 30, 2009, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted Average Amortization Period (Years)
Customer Relationships	10.0
Computer Software and Algorithms	7.0
Databases	4.7
Trade Names	4.3
Other	4.0
Weighted average	8.8

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Based on current estimated useful lives, amortization expense associated with intangible assets at September 30, 2009 is estimated to be approximately $4,060 for the remaining quarter in 2009.  Thereafter, annual amortization expense associated with intangible assets is estimated to be as follows:

Year Ended December 31,	Amortization Expense
2010	$13,299
2011	11,963
2012	10,314
2013	10,036
2014	8,299
Thereafter	$18,560

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

Other Contingencies

Contingent Consideration. Under the terms of certain purchase agreements related to acquisitions consummated in 2008 and prior, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2009. These additional payments will be recorded as either compensation expense or goodwill.  The Company paid approximately $2,400 under these contingencies during 2009. Based on current estimates, the Company expects that additional contingent consideration under these agreements may total approximately $3,200. It is expected that these contingencies will be resolved within a specified time period after the end of calendar year 2009.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 8.  Stock-Based Compensation

The following table summarizes activity of stock options for the periods indicated:

		Weighted
		Average
		Exercise
		Price Per
	Shares	Share
Options Outstanding, December 31, 2006	21,396	$23.43
Exercised	(6,299)	$22.72
Forfeited	(200)	$24.14
Cancelled	(371)	$27.61
Options Outstanding, December 31, 2007	14,526	$23.62
Granted	1,159	$22.58
Exercised	(277)	$19.91
Forfeited	(88)	$23.86
Cancelled	(2,141)	$25.51
Options Outstanding, December 31, 2008	13,179	$23.29
Granted	1,795	$13.43
Forfeited	(87)	$17.50
Cancelled	(3,323)	$26.68
Options Outstanding, September 30, 2009	11,564	$20.83
Options Vested or Expected to Vest, September 30, 2009	11,349	$20.92
Exercisable, September 30, 2009	9,092	$22.06

The following table summarizes activity of restricted stock units (“RSUs”) with service conditions:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2006	1,558	$25.04
Granted	1,219	$29.64
Vested	(296)	$26.06
Forfeited	(148)	$28.09
Unvested, December 31, 2007	2,333	$27.16
Granted	1,356	$22.24
Vested	(569)	$27.45
Forfeited	(348)	$26.74
Unvested, December 31, 2008	2,772	$24.75
Granted	2,100	$13.43
Vested	(870)	$25.65
Forfeited	(183)	$23.29
Unvested, September 30, 2009	3,819	$18.39
Vested or Expected to Vest, September 30, 2009	3,452	$18.51

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

The following table summarizes activity of RSUs with performance conditions:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2006	613	$24.20
Granted	402	$14.72
Vested	(84)	$18.65
Forfeited	(6)	$27.00
Unvested, December 31, 2007	925	$20.56
Granted	357	$12.97
Vested	(109)	$23.86
Forfeited	(12)	$27.26
Unvested, December 31, 2008	1,161	$17.84
Granted	675	$13.78
Vested	(536)	$19.91
Forfeited	(40)	$14.63
Unvested, September 30, 2009	1,260	$15.82
Vested or Expected to Vest, September 30, 2009	1,176	$15.08

The following table summarizes activity of non-employee director deferred stock granted in lieu of board meeting fees:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, December 31, 2006	33	$22.49
Granted	5	$29.50
Outstanding, December 31, 2007	38	$23.37
Granted	6	$19.71
Outstanding, December 31, 2008	44	$22.81
Granted	6	$13.80
Issued	(14)	$21.68
Outstanding, September 30, 2009	36	$21.71

The following table summarizes the components and classification of stock-based compensation expense for the periods indicated:

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock Options	$1,190	$424	$2,369	$3,641
RSUs	8,554	5,401	22,981	18,413
Employee Stock Purchase Plan	—	—	—	(2)
Total Stock-Based Compensation Expense	$9,744	$5,825	$25,350	$22,052

Operating Costs of I&A	$669	$679	$1,906	$2,300
Direct and Incremental Costs of C&S	1,194	948	3,348	2,659
Selling and Administrative Expenses	6,843	4,198	19,058	17,093
Severance, Impairment and Other Charges (Note 15)	1,038	—	1,038	—
Total Stock-Based Compensation Expense	$9,744	$5,825	$25,350	$22,052

Tax Benefit on Stock-Based Compensation Expense	$3,055	$1,911	$8,009	$7,038

Capitalized Stock-Based Compensation Expense	$52	$49	$135	$155

For a complete description of the Company’s Stock Incentive Plans and its accounting policies regarding stock-based compensation, refer to Notes 2 and 11 of the Company’s 2008 Annual Report on Form 10-K as filed with the SEC.

Note 9.  Financial Instruments

On January 1, 2009, the Company adopted authoritative guidance which requires enhanced disclosures about an entity’s derivative and hedging activities as provided below. As this authoritative guidance requires only additional disclosures, the adoption of it did not have an impact on the Company’s financial results.

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

The impact of foreign exchange risk management activities on pre-tax income for the three and nine months ended September 30, 2009 were net losses of $7,694 and net gains of $1,727, respectively, and net losses of $2,934 and $27,662 for the three and nine months ended September 30, 2008, respectively.

At September 30, 2009, the Company had assets of approximately $528,182 and liabilities of approximately $542,835 in foreign exchange forward contracts outstanding with various expiration dates through September 2010 relating to non-US Dollar net income, non-U.S. Dollar anticipated royalties and non-functional currency assets and liabilities (see below). Foreign exchange forward contracts are recorded at estimated fair value. The estimated fair values of the forward contracts are based on quoted market prices.

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

	Fair Value of Derivative Instruments (1)
	Asset Derivatives		Liability Derivatives
	As of September 30, 2009	As of December 31, 2008	As of September 30, 2009	As of December 31, 2008
Derivatives designated as hedging instruments
Foreign Exchange Contracts	$180,589	$172,113	$192,191	$179,110
Derivatives not designated as hedging instruments
Foreign Exchange Contracts	347,593	236,977	350,644	238,023
Total Derivatives	$528,182	$409,090	$542,835	$417,133

(1) The net amounts of these derivatives are included in Current Assets and Current Liabilities in the Condensed Consolidated Statements of Financial Position (Unaudited).

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Effect of Derivatives on Financial Performance for the Three Months Ended September 30,
Derivatives in Cash Flow Hedging	Amount of Gain/(Loss) Recognized in OCI on Derivatives		Location of Gain/(Loss) Reclassified from OCI	Amount of Gain/(Loss) from OCI into Income
Relationships	2009	2008	into Income	2009	2008

Foreign Exchange Contracts	$(10,200)	$1,500	Other Income (Expense), Net	$(700)	$(3,600)

Effect of Derivatives on Financial Performance for the Nine Months Ended September 30,
Derivatives in Cash Flow Hedging	Amount of Gain/(Loss) Recognized in OCI on Derivatives		Location of Gain/(Loss) Reclassified from OCI	Amount of Gain/(Loss) from OCI into Income
Relationships	2009	2008	into Income	2009	2008

Foreign Exchange Contracts	$(3,900)	$(6,100)	Other Income (Expense), Net	$700	$(11,800)

Fair Value Disclosures

At September 30, 2009, the Company’s financial instruments included cash, cash equivalents, and receivables, accounts payable and long-term debt. At September 30, 2009, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. At September 30, 2009, the fair value of long-term debt approximated carrying value.

Effective January 1, 2008, the Company adopted authoritative guidance which established a three-level hierarchy for disclosure of fair value measurements as follows:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.
Level 2 –

Quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3 –	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets
Derivatives (1)	$—	$528,182	$—	$528,182

Liabilities
Derivatives (1)	$—	$542,835	$—	$542,835

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

	December 31, 2008
Assets
Derivatives (1)	$—	$409,090	$—	$409,090

Liabilities
Derivatives (1)	$—	$417,133	$—	$417,133

(1)  Derivatives consist of foreign exchange contracts based on observable market inputs of spot and forward rates.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties. The Company would not realize a material loss as of September 30, 2009 in the event of non-performance by any one counterparty.  In general, the Company enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

The Company maintains accounts receivable balances ($309,136 and $382,776, net of allowances, at September 30, 2009 and December 31, 2008, respectively), principally from customers in the pharmaceutical industry. The Company’s trade receivables do not represent significant concentrations of credit risk at September 30, 2009 due to the credit worthiness of its customers and their dispersion across many geographic areas.

Lines of Credit

The following table summarizes the Company’s long-term debt at September 30, 2009 and December 31, 2008:

	2009	2008
5.58% Private Placement Notes, principal payment of $105,000 due January 2015	$105,000	$105,000
5.99% Private Placement Notes, principal payment of $135,000 due January 2018	135,000	135,000
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000
1.70% Private Placement Notes, principal payment of 34,395,000 Japanese Yen due January 2013	385,164	381,304
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 0.78%	360,686	435,895
U.S. Dollar denominated borrowings at average floating rates of approximately 0.65%	159,000	147,000
Bank Term Loan, principal payment of $50,000 due June 2011 at average floating rate of approximately 0.59%	50,000	50,000
Total Long-Term Debt	$1,344,850	$1,404,199

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

In July 2006, the Company entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing its existing $700,000 facility.  The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits.  Total borrowings under the Revolving Credit Facility were $519,686 and $582,895 at September 30, 2009 and December 31, 2008, respectively, all of which were classified as long-term.  The Company defines long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 40 basis points and can vary based on the Company’s Debt to EBITDA ratio.  The weighted average interest rates for the Company’s lines were 0.74% and 1.36% at September 30, 2009 and December 31, 2008, respectively.  In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.01%.  At September 30, 2009, the Company had approximately $480,314 available under existing bank credit facilities.

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

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At September 30, 2009, the Company was in compliance with these financial debt covenants.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

Note 10.  Pension and Postretirement Benefits

The following table provides the Company’s expense associated with pension and postretirement benefits.  For a complete description of the Company’s pension and postretirement benefits, refer to Note 10 of the Company’s 2008 Annual Report on Form 10-K as filed with the SEC.

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Three Months Ended September 30,	2009	2008	2009	2008
Service cost	$3,338	$3,761	$—	$—
Interest cost	4,834	5,094	180	191
Expected return on plan assets	(6,181)	(7,765)	—	—
Amortization of prior service (credit) cost	(28)	2	(41)	(123)
Amortization of net loss	2,329	782	206	155
Curtailment charge	—	—	—	292
Net periodic benefit cost	$4,292	$1,874	$345	$515

Components of Net Periodic Benefit Cost for the	Pension Benefits		Other Benefits
Nine Months Ended September 30,	2009	2008	2009	2008

Service cost	$10,059	$12,376	$—	$—
Interest cost	14,278	15,374	540	575
Expected return on plan assets	(18,111)	(23,623)	—	—
Amortization of prior service (credit) cost	(86)	14	(123)	(129)
Amortization of net loss	7,057	2,046	492	446
Curtailment charge	—	—	—	292
Settlement credit	(8)	—	—	—
Net periodic benefit cost	$13,189	$6,187	$909	$1,184

Note 11.  Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

For the three months ended September 30, 2009, the Company’s effective tax rate was reduced by the expiration of certain statutes of limitation (tax benefits of $14,100). For the nine months ended September 30, 2009, the Company’s effective tax rate was reduced as a result of the expiration of certain statutes of limitation (tax benefits of $14,100), the reorganization of certain subsidiaries which resulted in a foreign exchange loss recognized for tax purposes (tax benefit of $63,200), the settlement of a certain state tax matter (tax benefit of $16,300), the resolution of certain legacy tax matters (tax benefit of $9,500) (see Note 7, “Sharing Disputes.”) and the repayment of a certain intercompany loan which resulted in a foreign exchange loss recognized for tax purposes (tax benefit of $6,100).  For the three months ended September 30, 2008, the Company’s effective rate was reduced by the resolution of a certain legacy tax matter (tax benefit

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

of $5,900).  For the nine months ended September 30, 2008, the Company’s effective tax rate was reduced by the resolution of a certain legacy tax matter (tax benefit of $5,900), by the result of audit settlements with taxing authorities (tax benefit of $10,300), and the result of filing an advance pricing agreement (“APA”) between two taxing jurisdictions (tax benefit of $4,900).  The APA ensures conformity between the jurisdictions’ taxing authorities regarding the treatment of certain intercompany transactions, thereby allowing the Company to record a corresponding tax benefit.  Also during this period, the Company recorded tax expense for tax positions related to non-US transactions offset by a benefit related to the expiration of certain statutes of limitation (net tax expense of $4,300).

For the three and nine months ended September 30, 2009, the Company recorded $5,300 and $12,500, respectively, of tax expense related to unrecognized tax benefits that if recognized, would favorably affect the effective tax rate.  Interest and penalties of $800 and $3,300, respectively, are included in these amounts. For the three and nine months ended September 30, 2008, the Company recorded $5,200 and $15,200, respectively, of tax expense related to unrecognized tax benefits including $2,500 and $7,800, respectively, of interest and penalties.

The Company files numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions.  The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2006. The Company is no longer subject to state and local income tax examination by tax authorities for years before 1997.  Further, with few exceptions, the Company is no longer subject to examination by tax authorities in its material non-U.S. jurisdictions prior to 2004.  It is reasonably possible that within the next twelve months the Company could realize $26,700 of unrecognized tax benefits as a result of the expiration of certain statutes of limitation.

Note 12.  IMS Health Capital Stock

The Company’s share repurchase program has been developed to buy opportunistically, when the Company believes that its share price provides it with an attractive use of its cash flow and debt capacity.

On December 18, 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000 shares. As of September 30, 2009, 9,505 shares remained available for repurchase under the December 2007 program.

During the nine months ended September 30, 2009, the Company did not repurchase any shares of outstanding Common Stock under this program.

During the nine months ended September 30, 2008, the Company repurchased 10,055 shares of outstanding Common Stock under this program at a total cost of $230,433.

These share repurchases positively impacted the Company’s diluted earnings per share by $0.01 and $0.03 for the three and nine months ended September 30, 2008, respectively.

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

Note 13.  Noncontrolling Interests

On January 1, 2009, the Company adopted authoritative guidance which established accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interests, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This guidance also established disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The adoption of this authoritative guidance resulted in the reclassification of amounts previously referred to as minority interests and currently referred to as noncontrolling interests, from mezzanine equity (between Total Liabilities and Shareholders’ Deficit) to a separate component of Shareholders’ Deficit in the Company’s Condensed Consolidated Statements of Financial Position (Unaudited).  Additionally, net income attributable to noncontrolling interests, which previously was included in Other expense, net on a pretax basis, is shown separately from net income attributable to the Company in the Company’s Condensed Consolidated Statements of Income (Unaudited).  The adoption of this authoritative guidance did not have a material impact on the Company’s financial results.

The following table reconciles noncontrolling interests included as a separate component of Shareholders’ Deficit.  Prior year amounts have been reclassified to conform to the current year presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Noncontrolling interests, beginning of period	$1,462	$1,984	$1,894	$1,444
Income attributable to noncontrolling interests	41	302	106	770
Translation adjustments attributable to noncontrolling interests	52	(348)	(445)	(276)
Noncontrolling interests, end of period	$1,555	$1,938	$1,555	$1,938

In July 2006, the Company, together with two of its wholly-owned subsidiaries, entered into an Amended and Restated Agreement of Limited Liability Company of IMS Health Licensing Associates, L.L.C. (the “Amended LLC Agreement”).  The Amended LLC Agreement governed the relationship between the Company, its subsidiaries and two third-party investors with respect to their interests in IMS Health Licensing Associates, L.L.C. (the “LLC”).  The LLC is a separate and distinct legal entity that is in the business of licensing database assets and computer software.  The Company is the sole managing member of the LLC.  From 1997 until June 30, 2009, the Company

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

and/or its subsidiaries, or their predecessors, had contributed assets to, and held a controlling interest (approximately 93% at June 30, 2009) in the LLC, and the third-party investors had contributed $100,000 to, and held a noncontrolling interest (approximately 7% at June 30, 2009) in the LLC.  Pursuant to the terms of the Amended LLC Agreement, on May 6, 2009, the third-party investors elected to have their noncontrolling interests in the LLC liquidated or purchased by the Company or its designee.  On June 30, 2009, a wholly-owned subsidiary of the Company purchased the third-party investors’ noncontrolling interests in the LLC at a cost of $100,970, which the Company financed through a combination of cash on-hand and borrowings under its revolving credit facility. Following the purchase of the noncontrolling interests, the Company, together with its wholly-owned subsidiaries, hold 100% of the membership interest in the LLC.  These third-party investor contributions qualified as redeemable noncontrolling interests as their redemption was not solely within the control of the Company.  As such, these redeemable noncontrolling interests were presented in mezzanine equity in the Company’s Condensed Consolidated Statements of Financial Position (Unaudited).  Net income related to these redeemable noncontrolling interests amounted to $1,888 for the nine months ended September 30, 2009 and $1,099 and $3,298, respectively, for the three and nine months ended September 30, 2008 and is included in net income attributable to noncontrolling interests in the Company’s Condensed Consolidated Statements of Income (Unaudited).

Note 14.  Comprehensive Income

The following table sets forth the components of comprehensive (loss) income, net of income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(9,259)	$77,313	$188,911	$216,849
Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains	(19,265)	(59,725)	19,586	(45,749)
Amortization of postretirement and postemployment balances	4,316	(251)	6,061	1,010
Total other comprehensive (loss) income, net of tax	(14,949)	(59,976)	25,647	(44,739)

Comprehensive (loss) income	(24,208)	17,337	214,558	172,110
Less comprehensive (loss) income attributable to:
Noncontrolling interests in permanent equity	124	(45)	(339)	494
Redeemable noncontrolling interests in mezzanine equity	—	1,099	1,888	3,298
Comprehensive (loss) income attributable to IMS Health	$(24,332)	$16,283	$213,009	$168,318

Note 15.  Severance, Impairment and Other Charges

In response to accelerating healthcare marketplace dynamics compounded by a sustained economic downturn, during the third quarter of 2009, the Company committed to a streamlining program (the “Plan”) designed to eliminate approximately 850 positions in all areas of the Company’s business and in all regions in which the Company operates; however, the majority of actions are planned for the Company’s Europe, Middle East and Africa (“EMEA”) region. As a result of the Company’s plans to

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

reduce and consolidate the number of operating units, the Plan further includes charges for certain real estate lease impairments along with related accelerated depreciation.

During the third quarter of 2009 the Company recorded $104,301 in Severance, impairment and other charges and $2,024 in accelerated Depreciation and other amortization.

The severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

The actions under the Plan were intended to: 1) streamline the Company’s EMEA region organization, including right-sizing the headquarters function, reducing and consolidating the number of operating units across the region, and improving the productivity of production and development activities; 2) leverage the foundational investments in process improvements the Company has made to reduce costs and improve productivity in its Sales, Finance, Human Resources and Customer Delivery and Development organizations; 3) reduce capacity and align the size of the Sales and Management Consulting teams in areas of reduced client demand; and 4) continue to build and invest in high-value, strategic growth areas, which include extending the Company’s capabilities in specialty and patient-centered insights, in serving payers and governments, and in emerging markets for pharmaceuticals.

The Company currently estimates that the total charge under the Plan will be in the range of $110,000 to $112,000 in 2009 for severance, impairment and other charges and accelerated depreciation and amortization. The balance is expected to be recorded in during the fourth quarter of 2009 as the Company exits certain real estate facilities.

The cash portion is estimated to be in the range of $106,000 to $108,000 and will be funded from cash generated from operations. Employee termination actions under the Plan are expected to be completed by the end of the third quarter of 2010.

	Severance	Facility	Non-Cash	Currency
	Related	Exit	Compensation	Translation
	Reserves	Charges	Charges	Adjustments	Total
Charge at August 31, 2009	$100,653	$2,610	$1,038	$—	$104,301
2009 utilization	(1,097)	—	(1,038)	—	(2,135)
Currency translation adjustments	—	—	—	1,240	1,240
Balance at September 30, 2009	$99,556	$2,610	$—	$1,240	$103,406

The Company currently expects that cash outlays will be applied against the $103,406 balance remaining in the 2009 third quarter charge at September 30, 2009 as follows:

Year Ended December 31,	Outlays
2009	$23,308
2010	76,306
2011	1,744
2012	361
2013	268
Thereafter	1,419
Total	$103,406

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

During the second quarter of 2009, the Company recorded $25,428 in charges as a component of operating income.  Of this amount, $17,210 related to non-cash impairment charges for the write-down of certain capitalized software assets to their net realizable values in the Company’s Americas and EMEA regions.  The write-downs were the result of the regular review of the Company’s capitalized software assets.  The remaining $8,218 was for supplier contract-related charges for which the Company will not realize any future economic benefit.

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

The severance and contract payments portion of the fourth quarter 2007 charge was approximately $75,043 and will all be settled in cash. Termination actions under the plan have been completed.

	Severance	Contract	Asset	Currency
	Related	Related	Write-	Translation
	Reserves	Reserves	Downs	Adjustments	Total
Charge at December 31, 2007	$71,583	$3,460	$13,647	$—	$88,690
2007 utilization	—	—	(13,647)	—	(13,647)
2008 utilization	(48,645)	(2,150)	—	—	(50,795)
2009 utilization	(15,859)	(817)	—	—	(16,676)
Currency translation adjustments	—	—	—	(1,806)	(1,806)
Balance at September 30, 2009	$7,079	$493	$—	$(1,806)	$5,766

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

The Company currently expects that cash outlays will be applied against the $5,766 balance remaining in the 2007 fourth quarter charge at September 30, 2009 as follows:

Year Ended December 31,	Outlays
2009	$4,914
2010	717
2011	135
Total	$5,766

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which the Company operates for the three and nine months ended September 30, 2009 and 2008.

	Americas (1)	EMEA (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended September 30, 2009:
Operating Revenue (4)	$239,807	$213,925	$87,039	$—	$540,771
Operating Income (Loss) (5)	$68,801	$22,991	$30,017	$(127,353)	$(5,544)
Nine months ended September 30, 2009:
Operating Revenue (4)	$708,628	$630,487	$251,440	$—	$1,590,555
Operating Income (Loss) (5)	$199,582	$67,638	$88,681	$(191,293)	$164,608
Three months ended September 30, 2008:
Operating Revenue (4)	$251,332	$243,219	$79,164	$—	$573,715
Operating Income (Loss) (5)	$75,275	$34,276	$27,266	$(12,841)	$123,976
Nine months ended September 30, 2008:
Operating Revenue (4)	$760,783	$744,513	$243,308	$—	$1,748,604
Operating Income (Loss) (5)	$236,866	$83,122	$89,782	$(38,035)	$371,735

Notes to Geographic Financial Information:

(1)	Americas includes the United States, Canada and Latin America.

IMS HEALTH INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars and shares in thousands, except per share data)

(2)	EMEA includes countries in Europe, the Middle East and Africa.
(3)	Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region.
(4)

Operating Revenue relates to external customers and is primarily based on the location of the customer. The Operating Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)

Operating Income for the three geographic regions does not reflect the allocation of certain expenses (including severance, impairment and other charges) that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability. The Operating Income amounts for the geographic segments include the impact of foreign exchange in converting results into U.S. dollars.

A summary of the Company’s operating revenue by product line for the three and nine months ended September 30, 2009 and 2008 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Commercial Effectiveness	$269,996	$279,816	$793,019	$866,598
Product & Portfolio Management	168,842	174,640	502,846	544,861
New Business Areas	101,933	119,259	294,690	337,145
Operating Revenue	$540,771	$573,715	$1,590,555	$1,748,604

Note 17.  Subsequent Events

On October 20, 2009, the Company announced that it is exploring a variety of strategic alternatives. The Company further stated that as part of the process, the Board of Directors has formed a committee, which has retained a financial advisor. The Company has also retained its own financial advisor. There can be no assurance that the exploration of strategic alternatives will result in a transaction.

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

Performance Overview

Operating revenue declined 5.7% to $540,771 in the third quarter of 2009 as compared to $573,715 in the third quarter of 2008 and declined 9.0% to $1,590,555 in the nine months ended September 30, 2009 as compared to $1,748,604 in the nine months ended September 30, 2008 as a result of revenue declines in all three of our business lines.  Our operating income declined $129,520 to an operating loss of $5,544 in the third quarter of 2009 as compared to $123,976 of operating income in the third quarter of 2008 due to $104,301 of severance, impairment and other charges and the related $2,024 non-cash charge for accelerated depreciation and amortization, the decrease in our operating revenue and an increase in our selling and administrative expenses, partially offset by decreases in our operating costs, as discussed below.

Our operating income declined $207,127 to $164,608 in the nine months ended September 30, 2009 as compared to $371,735 in the nine months ended September 30, 2008 due to the decrease in our operating revenue, $129,729 of severance, impairment and other charges and the related $2,024 non-cash charge for accelerated depreciation and amortization, partially offset by decreases in our operating costs and selling and administrative expenses, as discussed below.  Our net income attributable to IMS declined $85,212 to a net loss of $9,300 for the third quarter of 2009 as compared to net income of $75,912 for the third quarter of 2008 due to the decrease in operating income and an increase in the non-operating loss, net items discussed below, partially offset by certain tax items as discussed in Note 11 of the Condensed Consolidated Financial Statements (Unaudited).  Our net income attributable to IMS declined $25,865 to $186,917 for the nine months ended September 30, 2009 as compared to $212,782 for the nine months ended September 30, 2008 due to the decrease in operating income, partially offset by a decrease in the non-operating loss, net items discussed below and certain tax items as discussed in Note 11 of the Condensed Consolidated Financial Statements (Unaudited).  Our diluted earnings per share of Common Stock decreased to a loss of $0.05 for the third quarter of 2009 as compared to income of $0.41 for the third quarter of 2008 and decreased to income of $1.02 for the nine months ended September 30, 2009 as compared to $1.16 for the nine months ended September 30, 2008.

Results of Operations

Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2009 presentation.

References to constant dollar results and results excluding the effect of foreign currency translations.  We report results in U.S. dollars, but we do business on a global basis.  Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. dollars and may have significant effects on our results.  In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms or results excluding the effect of foreign currency translations.  We believe this information facilitates a comparative view of our business.  In the first nine months of 2009, the U.S. dollar was generally stronger against the other currencies in which we transact business as compared to the first nine months of 2008.  The revenue decline at actual currency rates was greater than the decline at constant dollar exchange rates.  See “How Exchange Rates Affect Our Results” below and the discussion of “Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our annual report on Form 10-K for the year ended December 31, 2008 for a more complete discussion regarding the impact of foreign currency translation on our business.

References to selling and administrative expenses, operating income and operating margin excluding severance, impairment and other charges, the non-cash charge for accelerated depreciation and amortization and the 2008 Government Solutions charge. We discuss below what our selling and administrative expenses, operating income and operating margin for the three and nine months ended September 30, 2009 and 2008 would have been had we not recorded severance, impairment and other charges, the non-cash charge for accelerated depreciation and amortization and the 2008 Government Solutions charge. Because we did not record similar charges in the prior periods, we believe providing these non-GAAP measures is useful to investors as it facilitates comparisons across the periods presented and more clearly indicates trends. Management uses these non-GAAP measures in its global decision-making, including developing budgets and managing expenditures.

Summary of Operating Results

			% Variance
	Three Months Ended September 30,		2009
	2009	2008	vs 2008
Information and analytics revenue (I&A)	$425,197	$445,654	(4.6)%
Consulting and services revenue (C&S)	115,574	128,061	(9.8)%
Operating Revenue	540,771	573,715	(5.7)%

Operating costs of I&A	181,974	190,139	4.3%
Direct and incremental costs of C&S	58,774	62,185	5.5%
External-use software amortization	9,823	12,291	20.1%
Selling and administrative expenses	166,885	161,878	(3.1)%
Depreciation and other amortization	24,558	23,246	(5.6)%
Severance, impairment and other charges	104,301	—	—
Operating Income	$(5,544)	$123,976	(104.5)%

			% Variance
	Nine Months Ended September 30,		2009
	2009	2008	vs 2008
Information and analytics revenue (I&A)	$1,253,885	$1,355,281	(7.5)%
Consulting and services revenue (C&S)	336,670	393,323	(14.4)%
Operating Revenue	1,590,555	1,748,604	(9.0)%

Operating costs of I&A	528,213	576,514	8.4%
Direct and incremental costs of C&S	176,931	202,641	12.7%
External-use software amortization	30,464	38,048	19.9%
Selling and administrative expenses	490,211	493,010	0.6%
Depreciation and other amortization	70,399	66,656	(5.6)%
Severance, impairment and other charges	129,729	—	—
Operating Income	$164,608	$371,735	(55.7)%

Operating Income

Our operating income for the third quarter of 2009 declined $129,520 to an operating loss of $5,544 from $123,976 of operating income in the third quarter of 2008.  This was due to $104,301 of severance, impairment and other charges and the related $2,024 non-cash charge for accelerated depreciation and amortization (see Note 15 to our Condensed Consolidated Financial Statements (Unaudited)), the decrease in our operating revenue and an increase in our selling and administrative expenses, partially offset by decreases in our operating costs driven by decreased cost of data and tight controls on hiring.  Our operating income decreased $133,643 or 115.3% in constant dollar terms. Absent the impact of severance, impairment and other charges and the related non-cash charge for accelerated depreciation and amortization and the 2008 Government Solutions charge of $3,748 (see Note 7 to our Condensed Consolidated Financial Statements (Unaudited)), non-GAAP operating income would have decreased 21.1% at reported rates and 27.8% in constant dollar terms (see “Reconciliation of U.S. GAAP Measures to Non-GAAP Measures” at the end of this Item 2).  Our operating income for the first nine months of 2009 declined $207,127 to $164,608 from $371,735 in the first nine months of 2008.  This was due to the decrease in our operating revenue, $129,729 of severance, impairment and other charges and the related $2,024 non-cash charge for accelerated depreciation and amortization, partially offset by decreases in our operating costs and selling and administrative expenses driven by decreased cost of data and tight controls on hiring.  Our operating income decreased $218,021 or 63.7% in constant dollar terms.  Absent the impact of severance, impairment and other charges and the related non-cash charge for accelerated depreciation and amortization and the 2008 Government Solutions charge of $3,748, non-GAAP operating income would have decreased 21.1% at reported rates and 27.0% in constant dollar terms (see “Reconciliation of U.S. GAAP Measures to Non-GAAP Measures” at the end of this Item 2).

Operating Revenue

Our operating revenue for the third quarter of 2009 declined 5.7% to $540,771 from $573,715 in the third quarter of 2008. On a constant dollar basis, operating revenue declined 4.1%.  Operating revenue for the first nine months of 2009 declined 9.0% to $1,590,555 from $1,748,604 in the first nine months of 2008. On a constant dollar basis, operating revenue declined 4.7%.  On a constant dollar basis, acquisitions completed within the prior twelve months contributed approximately 0.4 percentage points and 0.6 percentage points of revenue growth for the third quarter and first nine months of 2009, respectively, partially offsetting our operating revenue decline for these same periods.  The decrease in our operating revenue resulted from revenue declines in all three of our business lines, together with the effect of approximately $11,000 and $82,000 of currency translation for the third quarter and first nine months of 2009, respectively, as compared to the third quarter and first nine months of 2008.

Summary of Operating Revenue

			% Variance
			2009 vs 2008
	Three Months Ended September 30,		Reported	Constant
	2009	2008	Rates	Dollar
Commercial Effectiveness	$269,996	$279,816	(3.5)%	(2.6)%
Product & Portfolio Management	168,842	174,640	(3.3)%	(1.6)%
New Business Areas	101,933	119,259	(14.5)%	(11.2)%
Operating Revenue	$540,771	$573,715	(5.7)%	(4.1)%

			% Variance
			2009 vs 2008
	Nine Months Ended September 30,		Reported	Constant
	2009	2008	Rates	Dollar
Commercial Effectiveness	$793,019	$866,598	(8.5)%	(4.7)%
Product & Portfolio Management	502,846	544,861	(7.7)%	(3.2)%
New Business Areas	294,690	337,145	(12.6)%	(6.9)%
Operating Revenue	$1,590,555	$1,748,604	(9.0)%	(4.7)%

•      Commercial Effectiveness: EMEA contributed approximately two-thirds and the Americas contributed more than one-third to the constant dollar revenue decline for the third quarter of 2009, slightly offset by revenue growth in Asia Pacific.  Each of EMEA and the Americas contributed approximately one-half to the constant dollar revenue decline for the first nine months of 2009, slightly offset by revenue growth in Asia Pacific.

•      Product & Portfolio Management: The Americas contributed more than two-thirds and EMEA contributed more than one-quarter to the constant dollar revenue decline for the third quarter of 2009, slightly offset by revenue growth in Asia Pacific.  Each of EMEA and the Americas contributed approximately one-half to the constant dollar revenue decline for the first nine months of 2009.

•      New Business Areas: EMEA contributed approximately three-quarters and the Americas contributed approximately one-quarter to the constant dollar revenue decline for the third quarter of 2009, slightly offset by revenue growth in Asia Pacific.  Each of EMEA and the Americas contributed approximately one-half to the constant dollar revenue decline for the first nine months of 2009.

Consulting and services (“C&S”) revenue, as included in the business lines above, was $115,574 in the third quarter of 2009, down 9.8% from $128,061 in the third quarter of 2008 (down 7.5% on a constant dollar basis). C&S revenue was $336,670 in the first nine months of 2009, down 14.4% from $393,323 in the first nine months of 2008 (down 9.8% on a constant dollar basis).

Operating Costs of Information and Analytics

Operating costs of information and analytics (“I&A”) include costs of data, data processing and collection and costs attributable to personnel involved in production, data management and delivery of our I&A offerings.

Our operating costs of I&A declined 4.3% to $181,974 in the third quarter of 2009 from $190,139 in the third quarter of 2008 and declined 8.4% to $528,213 in the first nine months of 2009 from $576,514 in the first nine months of 2008.

•      Foreign Currency Translation: The effect of foreign currency translation decreased our operating costs of I&A by approximately $6,000 and $36,000 for the third quarter and first nine months of 2009, respectively, as compared to the third quarter and first nine months of 2008.

Excluding the effect of foreign currency translation, our operating costs of I&A declined 1.2% and 2.3% in the third quarter and first nine months of 2009, respectively, as compared to the third quarter and first nine months of 2008.

•      Data: Data costs decreased by approximately $2,000 and $12,000 in the third quarter and first nine months of 2009, respectively, as compared to the third quarter and first nine months of 2008.

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

Our direct and incremental costs of C&S declined 5.5% to $58,774 in the third quarter of 2009 from $62,185 in the third quarter of 2008 and declined 12.7% to $176,931 in the first nine months of 2009 from

$202,641 in the first nine months of 2008.

•      Foreign Currency Translation: The effect of foreign currency translation decreased our direct and incremental costs of C&S by approximately $4,000 and $16,000 for the third quarter and first nine months of 2009, respectively, as compared to the third quarter and first nine months of 2008.

Excluding the effect of foreign currency translation, our direct and incremental costs of C&S increased 0.5% in the third quarter of 2009 as compared to the third quarter of 2008 and declined 5.2% in the first nine months of 2009 as compared to the first nine months of 2008.

C&S costs in the third quarter of 2009 were comparable to the third quarter of 2008.  C&S costs decreased by approximately $10,000 in the first nine months of 2009 as compared to the first nine months of 2008, due to decreased labor cost.

External-Use Software Amortization

Our external-use software amortization charges represent the amortization associated with capitalized software to be sold, leased, or otherwise marketed.  Our external-use software amortization charges declined 20.1% to $9,823 in the third quarter of 2009 from $12,291 in the third quarter of 2008 and declined 19.9% to $30,464 in the first nine months of 2009 from $38,048 in the first nine months of 2008. This was due to decreased software amortization associated with assets that were fully amortized or written-down to their net realizable values.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of the expenses attributable to sales, marketing, and administration, including human resources, legal, management and finance.  Our selling and administrative expenses increased 3.1% to $166,885 in the third quarter of 2009 from $161,878 in the third quarter of 2008 and declined 0.6% to $490,211 in the first nine months of 2009 from $493,010 in the first nine months of 2008.  Absent the 2008 Government Solutions charge of $3,748 (see Note 7 to our Condensed Consolidated Financial Statements (Unaudited)), our non-GAAP selling and administrative expenses would have grown 5.5% and 0.2% in the third quarter and first nine months of 2009 as compared to the third quarter and first nine months of 2008 (see “Reconciliation of U.S. GAAP Measures to Non-GAAP Measures” at the end of this Item 2).

•      Foreign Currency Translation: The effect of foreign currency translation decreased our selling and administrative expenses by approximately $7,000 and $41,000 for the third quarter and first nine months of 2009, respectively, as compared to the third quarter and first nine months of 2008.

Excluding the effect of foreign currency translation and the Government Solutions charge, our non-GAAP selling and administrative expenses grew 10.4% and 9.1% in third quarter and first nine months of 2009, respectively, as compared to the third quarter and first nine months of 2008.

•      Sales and Marketing: Sales and marketing expenses decreased $2,000 and $4,000 in the third quarter and first nine months of 2009 as compared to the third quarter and first nine months of 2008.

•      Consulting and Services:  C&S expenses remained relatively flat in the third quarter of 2009 as compared to the third quarter of 2008.  C&S expenses increased $16,000 in the first nine months of

2009 as compared to the first nine months of 2008.  Absent the 2008 Government Solutions charge, C&S expenses would have increased by approximately $4,000 in the third quarter of 2009 as compared to the third quarter of 2008 and increased by approximately $20,000 in the first nine months of 2009 as compared to the first nine months of 2008.

•      Administrative and Other:  Other expenses increased $13,000 in the third quarter of 2009 as compared to the third quarter of 2008 and increased $26,000 in the first nine months of 2009 as compared to the first nine months of 2008.

Depreciation and Other Amortization

Our depreciation and other amortization charges increased 5.6% to $24,558 in the third quarter of 2009 from $23,246 in the third quarter of 2008, and 5.6% to $70,399 in the first nine months of 2009 from $66,656 in the first nine months of 2008, due to $2,024 of accelerated depreciation and amortization recorded in the three months ended September 30, 2009 primarily related to exited facilities as part of the streamlining program noted under Severance, impairment and other charges below.

Severance, impairment and other charges

During the third quarter of 2009, we recorded $104,301 in charges as a component of operating income for employee termination benefits and facility exit costs as a result of the streamlining program announced by the Company in July 2009 in response to accelerating healthcare marketplace dynamics compounded by a sustained economic downturn. During the second quarter of 2009, we recorded $25,428 in charges as a component of operating income related to non-cash impairment charges for the write-down of certain capitalized software assets to their net realizable values in our Americas and EMEA regions and for supplier contract-related charges for which we will not realize any future economic benefit. See Note 15 to our Condensed Consolidated Financial Statements (Unaudited).

Trends in our Operations

Our operating margin for the third quarter of 2009 was (1.0)% as compared to 21.6% in the third quarter of 2008.  Our operating margin for the first nine months of 2009 was 10.3% as compared to 21.3% in the first nine months of 2008. Margins were negatively impacted by revenue declines and the severance, impairment and other charges and related accelerated depreciation and amortization noted above, partially offset by decreased costs of panel and decreased sales and marketing costs. Excluding the severance, impairment and other charges and related accelerated depreciation and amortization noted above, our non-GAAP operating margin for both the three and nine months ended September 30, 2009 would have been 18.6% (see “Reconciliation of U.S. GAAP Measures to Non-GAAP Measures” at the end of this Item 2).

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

Non-Operating Loss, Net

Our non-operating loss, net, increased to $17,189 in the third quarter of 2009 from $11,614 in the third quarter of 2008 and decreased to $24,818 in the first nine months of 2009 from $54,053 in the first nine months of 2008.  This was due to the following factors:

•      Interest Expense, net: Net interest expense was $8,778 and $25,825 for the third quarter and first nine months of 2009, respectively, as compared to $9,012 and $26,670 for the third quarter and first nine months of 2008.  This improvement was due to lower debt levels and lower borrowing costs in the third quarter and first nine months of 2009 as compared to the third quarter and first nine months of 2008.

•      Gains (Losses) from Investments, net:  In the third quarter of 2009, we incurred a loss of $618 related to the write down for other-than-temporary declines in the value of certain investments.  In the third quarter of 2008, gains from investments of $379 were the result of the sale of marketable securities.

•      Other Income (Expense), net: Other income, net, declined by $4,812 in the third quarter of 2009 as compared to the third quarter of 2008.  This was a result of net foreign exchange losses of $7,694 in the third quarter of 2009 as compared to net foreign exchange losses of $2,934 in the third quarter of 2008. Other income, net, grew by $29,350 in the first nine months of 2009 as compared to the first nine months of 2008.  This was a result of net foreign exchange gains of $1,727 in the first nine months of 2009 as compared to net foreign exchange losses of $27,662 in the first nine months of 2008.

Taxes

We operate in more than 100 countries around the world and our earnings are taxed at the applicable income tax rate in each of these countries.

For the three months ended September 30, 2009, our effective tax rate was reduced by the expiration of certain statutes of limitation (tax benefits of $14,100).  For the nine months ended September 30, 2009, our effective tax rate was reduced as a result of the expiration of certain statutes of limitation (tax benefits of $14,100), the reorganization of certain subsidiaries which resulted in a foreign exchange loss recognized for tax purposes (tax benefit of $63,200), the settlement of a certain state tax matter (tax benefit of $16,300), the resolution of certain legacy tax matters (tax benefit of $9,500) (see Note 7 to our Condensed Consolidated Financial Statements (Unaudited),“Sharing Disputes.”) and the repayment of a certain intercompany loan which resulted in a foreign exchange loss recognized for tax purposes (tax benefit of $6,100).  For the three months ended September 30, 2008, our effective rate was reduced by the resolution of a certain legacy tax matter (tax benefit of $5,900).  For the nine months ended September 30, 2008, our effective tax rate was reduced by the resolution of a certain legacy tax matter (tax benefit of $5,900), by the result of audit settlements with taxing authorities (tax benefit of $10,300), and the result of filing an advance pricing agreement (“APA”) between two taxing jurisdictions (tax benefit of $4,900).  The APA ensures conformity between the jurisdictions’ taxing authorities regarding the treatment of certain intercompany transactions, thereby allowing us to record a corresponding tax benefit.  Also during this period, we recorded tax expense for tax positions related to non-US transactions offset by a benefit related to the expiration of certain statutes of limitation (net tax expense of $4,300).

For the three and nine months ended September 30, 2009, we recorded $5,300 and $12,500, respectively, of tax expense related to unrecognized tax benefits that if recognized, would favorably affect the effective tax rate.  Interest and penalties of $800 and $3,300, respectively, are included in these amounts. For the three and nine months ended September 30, 2008, we recorded $5,200 and $15,200, respectively, of tax expense related to unrecognized tax benefits including $2,500 and $7,800, respectively, of interest and penalties.

We file numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions.  We are no longer subject to U.S. federal income tax examination by tax authorities for years before 2006. We are no longer subject to state and local income tax examination by tax authorities for years before 1997. Further, with few exceptions, we are no longer subject to examination by tax authorities in its material non-U.S. jurisdictions prior to 2004.  It is reasonably possible that within the next twelve months we could realize $26,700 of unrecognized tax benefits as a result of the expiration of certain statutes of limitation.

While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate and therefore rates may go up in the future.

Net Income Attributable to Noncontrolling Interests

On January 1, 2009, we adopted authoritative guidance which established accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interests, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  As a result of the adoption of this authoritative guidance, net income attributable to noncontrolling interests, which previously was included in Other expense, net on a pretax basis, is shown separately from net income attributable to us in our Condensed Consolidated Statements of Income (Unaudited).  Net Income Attributable to Noncontrolling Interests decreased to $41 and $1,994 in the third quarter and first nine months of 2009, respectively, from $1,401 and $4,067 in the third quarter and first nine months of 2008, respectively, due to the liquidation of third-party investors’ noncontrolling interests in IMS Health Licensing Associates, L.L.C. in second quarter of 2009. See Note 13 to our Condensed Consolidated Financial Statements (Unaudited).

Operating Results by Geographic Region

The following represents selected geographic information for the regions in which we operate for the three and nine months ended September 30, 2009 and 2008:

	Americas (1)	EMEA (2)	Asia Pacific (3)	Corporate & Other	Total IMS
Three months ended September 30, 2009:
Operating Revenue (4)	$239,807	$213,925	$87,039	$—	$540,771
Operating Income (Loss) (5)	$68,801	$22,991	$30,017	$(127,353)	$(5,544)
Nine months ended September 30, 2009:
Operating Revenue (4)	$708,628	$630,487	$251,440	$—	$1,590,555
Operating Income (Loss) (5)	$199,582	$67,638	$88,681	$(191,293)	$164,608
Three months ended September 30, 2008:
Operating Revenue (4)	$251,332	$243,219	$79,164	$—	$573,715
Operating Income (Loss) (5)	$75,275	$34,276	$27,266	$(12,841)	$123,976
Nine months ended September 30, 2008:
Operating Revenue (4)	$760,783	$744,513	$243,308	$—	$1,748,604
Operating Income (Loss) (5)	$236,866	$83,122	$89,782	$(38,035)	$371,735

Notes to Geographic Financial Information:

(1)	Americas includes the United States, Canada and Latin America.
(2)	EMEA includes countries in Europe, the Middle East and Africa.
(3)	Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region.
(4)

Operating Revenue relates to external customers and is primarily based on the location of the customer. The Operating Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)

Operating Income for the three geographic regions does not reflect the allocation of certain expenses (including severance, impairment and other charges) that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability. The Operating Income amounts for the geographic segments include the impact of foreign exchange in converting results into U.S. dollars.

Americas Region

Operating revenue declined 4.6% and 6.9% in the Americas region in the third quarter and first nine months of 2009 as compared to the third quarter and first nine months of 2008, respectively.  Excluding the effect of foreign currency translations, operating revenue declined 3.4% and 4.9% in the third quarter and first nine months of 2009 as compared to the third quarter and first nine months of 2008, respectively.  This was driven approximately one-third by Commercial Effectiveness and more than one-third by New Business Areas for the third quarter of 2009.  The revenue decline in the first nine months of 2009 was driven approximately one-half by Commercial Effectiveness and more than one-quarter by New Business Areas.

Operating income in the Americas region declined 8.6% and 15.7% in the third quarter and first nine months of 2009 as compared to the third quarter and first nine months of 2008, respectively.  The operating income decline reflected revenue declines in the region partially offset by decreases in operating expenses of $5,000 and $15,000 in the third quarter and first nine months of 2009, respectively.  Excluding the effect of foreign currency translations, operating income decreased 7.6% and 14.2% in the third quarter and first nine months of 2009 as compared to the third quarter and first nine months of 2008, respectively.

EMEA Region

Operating revenue decreased in the EMEA region by 12.0% and 15.3% in the third quarter and first nine months of 2009 as compared to the third quarter and first nine months of 2008, respectively.  Excluding the effect of foreign currency translations, operating revenue declined 7.3% and 6.2% in the third quarter and first nine months of 2009 as compared to the third quarter and first nine months of 2008, respectively.  The revenue decline in the third quarter of 2009 was driven approximately one-third by Commercial Effectiveness and approximately two-thirds by New Business Areas. The revenue decline in the first nine months of 2009 was driven more than one-half by Commercial Effectiveness and more than one-quarter by New Business Areas.

Operating income in the EMEA region declined 32.9% and 18.6% in the third quarter and first nine months of 2009 as compared to the third quarter and first nine months of 2008, respectively.  The operating income decline reflected revenue declines in the region partially offset by decreases in operating expenses of $18,000 and $99,000 in the third quarter and first nine months of 2009, respectively.  Excluding the effect of foreign currency translations, operating income decreased 52.4% and 43.0% in the third quarter and first nine months of 2009 as compared to the third quarter and first nine months of 2008, respectively.

Asia Pacific Region

Operating revenue in the Asia Pacific region increased 9.9% and 3.3% in the third quarter and first nine months of 2009 as compared to the third quarter and first nine months of 2008.  Excluding the effect of foreign currency translations, operating revenue increased 3.3% and 0.6% in the third quarter and first nine months of 2009 as compared to the third quarter and first nine months of 2008, respectively.  The revenue growth in the third quarter of 2009 was driven about equally by all three of our business lines.  The revenue growth in the first nine months of 2009 was driven approximately two-thirds by Commercial Effectiveness and more than one-third by New Business Areas, partially offset by revenue decline in the Product & Portfolio Management business line.

Operating income in the Asia Pacific region grew by 10.1% in the third quarter of 2009 as compared to the third quarter of 2008 and declined 1.2% in the first nine months of 2009 as compared to the first nine months of 2008.  Operating income grew in the third quarter of 2009 as a result of revenue growth in the region partially offset by increases in operating expenses of $5,000.  In the first nine months of 2009, the operating income decline reflected revenue growth in the region more than offset by increases in operating expenses of $9,000.  Excluding the effect of foreign currency translations, operating income grew 1.1% in the third quarter of 2009 as compared to the third quarter of 2008 and decreased by 5.5% in the first nine months of 2009 as compared to the first nine months of 2008.

How Exchange Rates Affect Our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies in which we transact business relative to the U.S. dollar may increase the volatility of U.S. dollar operating results.  We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations. Foreign currency translation increased the U.S. dollar revenue decline by approximately 1.6 and 4.3 percentage points in the third quarter and first nine months of 2009, respectively, while the impact on the operating income decline was an approximate decrease of 10.8 and 8.0 percentage points in the third quarter and first nine months of 2009, respectively. In 2008, foreign currency translation increased U.S. dollar revenue growth by approximately 3.9 and 6.0 percentage points in the third quarter and first nine months of 2008, respectively, while the impact on operating income growth was an approximate increase of 4.8 and 7.4 percentage points in the third quarter and first nine months of 2008, respectively.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Swiss Franc.  Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are reflected in Cumulative translation adjustment in the Condensed Consolidated Statements of Financial Position (Unaudited).  The effect of exchange rate changes during the first nine months of 2009 increased the U.S. dollar amount of Cash and cash equivalents by $10,438. The effect of exchange rate changes during the first nine months of 2008 decreased the US dollar amount of cash and cash equivalents by $3,162.

Liquidity and Capital Resources

Our cash and cash equivalents increased $86,029 to $301,711 at September 30, 2009 compared to $215,682 at December 31, 2008.  The increase reflects cash provided by operating activities of $347,534 and an increase of $10,438 due to the effect of exchange rate changes, partially offset by cash used in investing and financing activities of $79,653 and $192,290, respectively.

We currently expect that we will use our Cash and cash equivalents primarily to fund:

•   development of software to be used in our new products and capital expenditures to expand and upgrade our information technology capabilities and to build or acquire facilities to house our business (we currently expect to spend approximately $110,000 to $120,000 over the next twelve months for software development and capital expenditures);

•   acquisitions (see Note 5 to our Condensed Consolidated Financial Statements (Unaudited));

•   dividends to our shareholders (we expect that dividends will be $0.12 per share or approximately $22,000 over the next twelve months);

•   payments of approximately $116,000 related to our restructuring plans and our second quarter 2009 supplier contract-related charge, of which approximately $110,000 is expected to be paid over the next twelve months (see Note 15 to our Condensed Consolidated Financial Statements (Unaudited));

•   pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $10,600 in 2009) (see Note 10 to our Condensed Consolidated Financial Statements (Unaudited) for information regarding our pension and postretirement benefit plan expense); and

•   share repurchases (see Note 12 to our Condensed Consolidated Financial Statements (Unaudited)).

Net cash provided by operating activities amounted to $347,534 for the nine months ended September 30, 2009, which represented an increase of $94,972 compared to cash provided by operating activities during the comparable period in 2008. The increase relates to higher accrued severance, impairment and other balances (See Note 15 to our Condensed Consolidated Financial Statements (Unaudited)), lower accounts receivable balances, the lower funding of prepaid expenses and other current assets, higher deferred revenue balances and the lower funding of accrued expenses and other current liabilities, partially offset by lower accrued taxes and lower net income during the nine months ended September 30, 2009.  The decrease in accounts receivable was driven by a decrease in DSO (days sales outstanding), which was ten days lower in the third quarter of 2009 as compared to the prior year comparable quarter. The decrease in DSO was the result of improved collections and receivables management and lower revenue.

Net cash used in investing activities amounted to $79,653 for the nine months ended September 30, 2009, a decrease in cash used of $56,554 over the comparable period in 2008.  The decrease relates to lower payments for acquisitions and lower capital expenditures, partially offset by higher additions to computer software during the nine months ended September 30, 2009 as compared to the prior year comparable period.

Net cash used in financing activities amounted to $192,290 for the nine months ended September 30, 2009, an increase of $90,036 compared to cash used in financing activities during the comparable period in 2008.  This increase was due to lower net borrowings of debt, the purchase of third-party ownership interests in IMS Health Licensing Associates, L.L.C. (see Note 13 to our Condensed Consolidated Financial Statements (Unaudited)), lower proceeds from the exercise of stock options and a decrease in cash overdrafts, partially offset by lower purchases of treasury stock during the nine months ended September 30, 2009 as compared to the prior year comparable period.

Our financing activities include cash dividends we paid of $0.03 per share quarterly, which amounted to $16,151 and $16,626 during the nine months ended September 30, 2009 and 2008, respectively.  The payments and level of cash dividends made by us are subject to the discretion of our Board of Directors.  Any future dividends, other than the $0.03 per share dividend for the fourth quarter of 2009, which was declared by our Board of Directors in October 2009, will be based on, and affected by, a number of factors, including our operating results and financial requirements.

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

Liquidity in the Capital and Credit Markets

We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from continuing operations and our diversified credit facility ($480,314 in aggregate commitment available as of September 30, 2009). While not significant to us to date, contraction in capital and credit markets may result in increased borrowing costs in the future.

Credit Concentrations

We continually monitor our positions with, and the credit quality of, the financial institutions which are counterparties to our financial instruments and do not anticipate non-performance by the counterparties.  We would not have realized a material loss during the quarter ended September 30, 2009 in the event of non-performance by any one counterparty.  In general, we enter into transactions only with financial institution counterparties that have a credit rating of A or better.  In addition, we limit the amount of credit exposure with any one institution.  Particularly in light of the current credit environment, management will continue to monitor the status of these counterparties and will take action, as appropriate, to further manage its counterparty credit risk.

We maintain accounts receivable balances ($309,136 and $382,776, net of allowances, at September 30, 2009 and December 31, 2008, respectively), principally from customers in the pharmaceutical industry.  Our trade receivables do not represent significant concentrations of credit risk at September 30, 2009 due to the credit worthiness of our customers and their dispersion across many geographic areas.

Tax and Other Contingencies

We are exposed to certain known tax and other contingencies that are material to our investors.  The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Notes 7 and 11 to our Condensed Consolidated Financial Statements (Unaudited) for the period ended September 30, 2009.

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

On December 18, 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000 shares. As of September 30, 2009, 9,505 shares remained available for repurchase under the December 2007 program.

During the nine months ended September 30, 2009, we did not repurchase any shares of outstanding Common Stock under this program.

During the nine months ended September 30, 2008, we repurchased 10,055 shares of outstanding Common Stock under this program at a total cost of $230,433.

These share repurchases positively impacted our diluted earnings per share by $0.01 and $0.03 for the three and nine months ended September 30, 2008, respectively.

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

Borrowings

In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us a reasonable amount of financial flexibility.  At September 30, 2009, our debt totaled $1,344,850, and management does not believe that this level of debt poses a material risk to us due to the following factors:

•      in each of the last three years, we have generated strong net cash provided by operating activities in excess of $350,000;

•      at September 30, 2009, we had $301,711 in worldwide cash and cash equivalents;

•      at September 30, 2009, we had $480,314 of unused debt capacity under our existing bank credit facilities; and

•      we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

The following table summarizes our long-term debt at September 30, 2009 and December 31, 2008:

	2009	2008
5.58% Private Placement Notes, principal payment of $105,000 due January 2015	$105,000	$105,000
5.99% Private Placement Notes, principal payment of $135,000 due January 2018	135,000	135,000
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000
1.70% Private Placement Note, principal payment of 34,395,000 Japanese Yen due January 2013	385,164	381,304
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 0.78%	360,686	435,895
U.S. Dollar denominated borrowings at average floating rates of approximately 0.65%	159,000	147,000
Bank Term Loan, principal payment of $50,000 due June 2011 at average floating rate of approximately 0.59%	50,000	50,000
Total Long-Term Debt	$1,344,850	$1,404,199

In February 2008, we closed a private placement transaction pursuant to which we issued $105,000 of seven-year debt at a fixed rate of 5.58%, and $135,000 of ten-year debt at a fixed rate of 5.99% to several highly rated insurance companies. We used the proceeds for share repurchases (see Note 12 to our Condensed Consolidated Financial Statements (Unaudited)) and to refinance existing debt.

In July 2006, we entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks (“Revolving Credit Facility”) replacing our existing $700,000 facility.  The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits.  Total borrowings under the Revolving Credit Facility were $519,686 and $582,895 at September 30, 2009 and December 31, 2008, respectively, all of which were classified as long-term.  We define long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement.  In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 40 basis points and can vary based on our Debt to EBITDA ratio. The weighted average interest rates for our lines were 0.74% and 1.36% at September 30, 2009 and December 31, 2008, respectively.  In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.01%. At September 30, 2009, we had approximately $480,314 available under existing bank credit facilities.

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

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges.  At September 30, 2009, we were in compliance with these financial debt covenants.

Severance, Impairment and Other Charges

In response to accelerating healthcare marketplace dynamics compounded by a sustained economic downturn, during the third quarter of 2009, we committed to a streamlining program (the “Plan”) designed to eliminate approximately 850 positions in all areas of our business and in all regions in which we operate; however, the majority of actions are planned for our Europe, Middle East and Africa (“EMEA”) region. As a result of our Plan to reduce and consolidate the number of operating units, the Plan further includes charges for certain real estate lease impairments along with related accelerated depreciation.

During the third quarter of 2009 we recorded $104,301 in Severance, impairment and other charges and $2,024 in accelerated Depreciation and other amortization.

The severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

The actions under the Plan were intended to: 1) streamline our EMEA region organization, including right-sizing the headquarters function, reducing and consolidating the number of operating units across the region, and improving the productivity of production and development activities; 2) leverage the foundational investments in process improvements we have made to reduce costs and improve productivity in our Sales, Finance, Human Resources and Customer Delivery and Development organizations; 3) reduce capacity and align the size of the Sales and Management Consulting teams in areas of reduced client demand; and 4) continue to build and invest in high-value, strategic growth areas, which include extending our capabilities in specialty and patient-centered insights, in serving payers and governments, and in emerging markets for pharmaceuticals.

We currently estimate that the total charge under the Plan will be in the range of $110,000 to $112,000 in 2009 for severance, impairment and other charges and accelerated depreciation and amortization. The balance is expected to be recorded during the fourth quarter of 2009 as we exit certain real estate facilities. The cash portion is estimated to be in the range of $106,000 to $108,000 and will be funded from cash generated from operations. Employee termination actions under the Plan are expected to be completed by the end of the third quarter of 2010.

	Severance	Facility	Non-Cash	Currency
	Related	Exit	Compensation	Translation
	Reserves	Charges	Charges	Adjustments	Total
Charge at August 31, 2009	$100,653	$2,610	$1,038	$—	$104,301
2009 utilization	(1,097)	—	(1,038)	—	(2,135)
Currency translation adjustments	—	—	—	1,240	1,240
Balance at September 30, 2009	$99,556	$2,610	$—	$1,240	$103,406

We currently expect that cash outlays will be applied against the $103,406 balance remaining in the 2009 third quarter charge at September 30, 2009 as follows:

Year Ended December 31,	Outlays
2009	$23,308
2010	76,306
2011	1,744
2012	361
2013	268
Thereafter	1,419
Total	$103,406

During the second quarter of 2009, we recorded $25,428 in charges as a component of operating income.  Of this amount, $17,210 related to non-cash impairment charges for the write-down of certain capitalized software assets to their net realizable values in our Americas and EMEA regions.  The write-downs were the result of the regular review of our capitalized software assets.  The remaining $8,218 was for supplier contract-related charges for which we will not realize any future economic benefit.

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

The severance and contract payments portion of the charge was approximately $75,043 and will all be settled in cash. Termination actions under the plan have been completed.

	Severance	Contract	Asset	Currency
	Related	Related	Write-	Translation
	Reserves	Reserves	Downs	Adjustments	Total
Charge at December 31, 2007	$71,583	$3,460	$13,647	$—	$88,690
2007 utilization	—	—	(13,647)	—	(13,647)
2008 utilization	(48,645)	(2,150)	—	—	(50,795)
2009 utilization	(15,859)	(817)	—	—	(16,676)
Currency translation adjustments	—	—	—	(1,806)	(1,806)
Balance at September 30, 2009	$7,079	$493	$—	$(1,806)	$5,766

We currently expect that cash outlays will be applied against the $5,766 balance remaining in the 2007 fourth quarter charge at September 30, 2009 as follows:

Year Ended December 31,	Outlays
2009	$4,914
2010	717
2011	135
Total	$5,766

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance codifying generally accepted accounting principles in the U.S. (“GAAP”).  This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this authoritative guidance did not have a material impact on our financial results.

In September 2006, the FASB issued authoritative guidance defining fair value, establishing a framework for measuring fair value under GAAP, and expanding disclosures about fair value measurements. This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this authoritative guidance did not have a material impact on our financial results.  In February 2008, the FASB issued authoritative guidance which delayed the effective date of its previously issued fair value guidance for one year for certain non-financial assets and liabilities and removed certain leasing transactions from its scope.  The adoption of this authoritative guidance did not have a material impact on our financial results.

In December 2008, the FASB issued authoritative guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this guidance are not required for earlier periods that are presented for comparative purposes.  We are currently evaluating the new disclosure requirements under this authoritative guidance.

In April 2009, the FASB issued authoritative guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It also reaffirmed what previous guidance had stated is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  This guidance was effective for interim and annual periods ending after September 15, 2009.  The adoption of this authoritative guidance did not have a material impact on our financial results.

In April 2009, the FASB issued authoritative guidance which required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also required those disclosures in summarized financial information at interim reporting periods.  This guidance was effective for interim reporting periods ending after September 15, 2009.  The adoption of this authoritative guidance did not have a material impact on our financial results.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance was effective for interim or annual financial periods ending after September, 15, 2009.  The adoption of this authoritative guidance did not have a material impact on our financial results.

In June 2009, the FASB issued authoritative guidance eliminating the concept of qualifying special-purpose entities (“QSPEs”), changing the requirements for derecognizing financial assets and requiring additional disclosures about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of this authoritative guidance is not expected to have a material impact on our financial results.

In June 2009, the FASB issued authoritative guidance eliminating the exemption for QSPEs, requiring a new approach for determining who should consolidate variable-interest entities (“VIEs”), and changing when it is necessary to reassess who should consolidate VIEs.  This guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The adoption of this authoritative guidance is not expected to have a material impact on our financial results.

In October 2009, the FASB issued authoritative guidance revising the current accounting treatment to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This guidance is applicable to revenue arrangements entered into or materially modified during the company’s first fiscal year that begins after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating this authoritative guidance to determine any potential impact that it may have on our financial results.

In October 2009, the FASB issued authoritative guidance changing the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of the software revenue guidance. This guidance is applicable to revenue arrangements entered into or materially modified during the company’s first fiscal year that begins after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating this authoritative guidance to determine any potential impact that it may have on our financial results.

Reconciliation of U.S. GAAP Measures to Non-GAAP Measures (a)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Selling and administrative expenses	$166,885		$161,878		$490,211		$493,010
Non-GAAP adjustment	—		(3,748	)(b)	—		(3,748	)(b)
Non-GAAP Selling and administrative expenses	$166,885		$158,130		$490,211		$489,262

Operating (Loss) Income	$(5,544)		$123,976		$164,608		$371,735
Non-GAAP adjustment	—		3,748	(b)	—		3,748	(b)
Non-GAAP adjustment	2,024	(c)	—		2,024	(c)	—
Non-GAAP adjustment	104,301	(c)	—		104,301	(c)	—
Non-GAAP adjustment	—		—		25,428	(d)	—
Non-GAAP Operating Income	$100,781		$127,724		$296,361		$375,483

(a)          “Non-GAAP” measures differ from “U.S. GAAP” measures for each year presented by amounts that are detailed above.  Non-GAAP measures are used by management for the purposes of global business decision-making, including developing budgets and managing expenditures.  Non-GAAP measures exclude certain U.S. GAAP measures to the extent that management believes exclusion will facilitate comparisons across periods and more clearly indicate trends.  Although we disclose Non-GAAP measures in order to give investors a view of our business as seen by management, these Non-GAAP measures are not prepared specifically for investors, are not prepared under a comprehensive set of accounting rules, and are not a replacement for the more comprehensive information for investors included in our U.S. GAAP financial statements.  Our Non-GAAP measures differ in significant respects from U.S. GAAP and are likely to differ from the Non-GAAP measures used by other companies.

(b)         Represents expense incurred of $3,748 recorded in 2008 related to our Government Solutions subsidiary (see Note 7 to our Condensed Consolidated Financial Statements (Unaudited)). This subsidiary had discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS in May 2005).  Upon discovery of the potential noncompliance, we began remediation efforts, promptly disclosed the potential noncompliance to the U.S. government, and were accepted into the Department of Defense Voluntary Disclosure Program.  We filed our Voluntary Disclosure Program Report (“Disclosure Report”) on August 29, 2008.  Based on our findings as disclosed in the Disclosure Report, we recorded a reserve of approximately $3,748 for this matter in the third quarter of 2008.  We are currently unable to determine the outcome of this matter pending the resolution of the Voluntary Disclosure Program process and our ultimate liability arising from this matter could exceed our current reserve.  For geographical reporting purposes, this subsidiary is included in our Americas region.

(c)          Represents $104,301 of severance, impairment and other charges recorded in the third quarter of 2009 for employee termination benefits and facility exit costs as a result of the streamlining program we announced in July 2009 in response to accelerating healthcare marketplace dynamics compounded by a sustained economic downturn.  Additionally, we recorded $2,024 of accelerated depreciation and amortization charges primarily related to exited facilities which are included in Depreciation and other amortization.  See Note 15 to our Condensed Consolidated Financial Statements (Unaudited).  Severance, impairment and other charges were also recorded in 2000, 2001, 2003, 2004 and 2007 and there can be no assurances that such charges will not be recorded in the future.

(d)         Represents $25,428 of impairment and other charges record in the second quarter of 2009 for supplier contract-related charges to be incurred with no future economic benefit and the write-down of certain capitalized software assets to their net realizable values (see Note 15 to our Condensed Consolidated Financial Statements (Unaudited)). Severance, impairment and other charges were also recorded in 2000, 2001, 2003, 2004, and 2007 and there can be no assurances that such charges will not be recorded in the future.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that, in our opinion, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “project,” “estimate,” “will,” “may,” “should,” “future,” “predicts,” “potential,” “continue” and similar expressions identify these forward-looking statements, which appear in a number of places in this Quarterly Report on Form 10-Q and include, but are not limited to, all statements relating to plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, foreign currency conversion and all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers.  Investors are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements.  These risks and uncertainties include, but are not limited to:

•                          uncertainties associated with the outcome of our exploration of strategic alternatives discussed in Note 17 to our Condensed Consolidated Financial Statements (Unaudited);

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

•                          uncertainties associated with completion of our restructuring plans discussed in Note 15 to our Condensed Consolidated Financial Statements (Unaudited) and under “Severance, Impairment and Other Charges” in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the impact of the restructuring activities on our business and financial results, including the timing of the activities and the associated costs and the ability to achieve projected cost savings;

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

Consequently, all of the forward-looking statements we make in this document are qualified by the information contained herein, including, but not limited to, the information contained under this heading, “Risk Factors” and our Condensed Consolidated Financial Statements (Unaudited) and notes thereto for the three and nine months ended September 30, 2009 and by the material set forth under the headings “Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events or occurrences.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three and nine months ended September 30, 2009.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2008 Annual Report on Form 10-K.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of September 30, 2009 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

•                  With respect to the New Hampshire law, the Federal District Court in Concord, New Hampshire ruled on April 30, 2007 that the law violated the First Amendment and was therefore unconstitutional and enjoined its enforcement.  However, that decision was overturned by the U.S. Court of Appeals for the First Circuit, which declared the law constitutional. The appeals court vacated the lower court’s injunction and the New Hampshire statute became effective on February 9, 2009.  On March 27, 2009, we filed a petition for certiorari to the U.S. Supreme Court asking that the Supreme Court review the appeals court’s decision in this matter.  On June 29, 2009, the Supreme Court announced that it would not hear the case. We have modified our offerings and believe we are operating in compliance with the New Hampshire law.

•                  With respect to the Maine law, the Federal District Court in Bangor, Maine issued a preliminary injunction on December 21, 2007, prohibiting enforcement of the Maine law.  The Maine Attorney General has appealed the preliminary injunction ruling to the U.S. Court of Appeals for the First Circuit.

•                  With respect to the Vermont law, the Federal District Court in Brattleboro, Vermont held a full trial ending on August 1, 2008. On April 23, 2009 the court issued its decision upholding the Vermont law. We appealed the district court’s decision to the U.S. Court of Appeals for the Second Circuit. The data restrictions in the Vermont law became effective on July 1, 2009.  We have modified our offerings and believe we are operating in compliance with the Vermont law.

These three states collectively represent approximately one percent of prescription activity in the United States, so the potential financial impact of these laws on our business, financial condition and results of operations is not expected to be material.  However, there have been a significant number of state legislative initiatives over the past several years that seek to impose similar restrictions on the commercial use of prescriber-identifiable information. During 2009, these initiatives were introduced in 23 states. They were unsuccessful in 20 states and no further legislative action is expected in the remaining three states. We are unable to predict whether and in what form these initiatives will continue or whether additional states or the Federal government will seek to enact similar or more restrictive legislation or regulation of such information.  In addition, while we will continue to seek to adapt our products and service offerings (including consulting and services offerings) to comply with the requirements of these laws, there can be no assurance that our efforts to adapt our offerings will be successful and provide the same financial contribution to us.  There can also be no assurance that these kinds of legislative initiatives will not adversely affect our ability to generate or assemble data or to develop or market current or future offerings, which could, over time, result in a material adverse impact on our revenues, net income and earnings per share.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)

July 1-31, 2009	—	—	—	9,505,300
August 1-31, 2009	—	—	—	9,505,300
September 1-30, 2009	—	—	—	9,505,300
Total	—	—	—	9,505,300

(1)                    In December 2007, our Board of Directors authorized a stock repurchase program to buy up to 20,000,000 shares. As of September 30, 2009, 9,505,300 shares remained available for repurchase under the December 2007 program. Unless terminated earlier by resolution of our Board of Directors, this program will expire when we have repurchased all shares authorized for repurchase thereunder.  See Note 12 of our Notes to Condensed Consolidated Financial Statements (Unaudited) for further details.

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

IMS Health Incorporated

	By:	/s/ Leslye G. Katz
Date: October 30, 2009		Leslye G. Katz
Senior Vice President and Chief Financial Officer
(principal financial officer)

/s/ Harshan Bhangdia
Date: October 30, 2009		Harshan Bhangdia
Vice President, Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.