Form 10-K
period 2009-12-31
IMS HEALTH INC
filed 2010-02-17
CIK 1058083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2009, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $2,316 million based on the closing transaction price on the New York Stock Exchange Composite Tape.

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at February 12, 2010
Common Stock, $.01 par value per share	183,222,336 shares

DOCUMENTS INCORPORATED BY REFERENCE

          None.

The Index to Exhibits is located on Pages 183 to 195.

PART I

        Except where the context indicates otherwise, when we use the terms "IMS," "Company," "we," "us" and "our," we mean IMS Health Incorporated and all subsidiaries consolidated in the financial statements contained or incorporated by reference herein. Dollars in thousands, except per share data.

Item 1.    Business

        IMS is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. We offer leading-edge market intelligence products and services that are integral to our clients' day-to-day operations, including product and portfolio management capabilities; commercial effectiveness innovations; managed care and consumer health offerings; and consulting and services solutions that improve productivity and the delivery of quality healthcare worldwide. Our information products are developed to meet client needs by using data secured from a worldwide network of suppliers in more than 100 countries. Our business lines are:

  •
  Commercial Effectiveness to increase clients' productivity across end-to-end sales, marketing, promotional and performance management processes;

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

        IMS was incorporated under the laws of the State of Delaware in 1998 and we operate in more than 100 countries.

        Segment financial information, including financial information about domestic and foreign generated revenue, is set forth in Note 18 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

        Additional information regarding changes to and the development of our business is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk" and in the Notes to the Consolidated Financial Statements in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.

IMS

        We provide critical business intelligence, including information, analytics and consulting services to the pharmaceutical and healthcare industries worldwide. Our market intelligence products and services serve our clients' needs which we group into three broad areas: commercial effectiveness, product and portfolio management, and new business areas. We provide information services covering more than 100 countries and maintain offices in 75 countries on six continents, with approximately 63% of our total 2009 revenue generated outside the U.S.

THE MERGER AGREEMENT

        On November 5, 2009, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Healthcare Technology Holdings, Inc., a Delaware corporation ("Parent"), and Healthcare Technology Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Parent

("Merger Sub"), providing for the merger of Merger Sub with and into IMS (the "Merger"), with IMS surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of TPG Capital, L.P. ("TPG") and Canada Pension Plan Investment Board ("CPPIB").

        On February 8, 2010, a special meeting of our stockholders was held (the "Special Meeting"). At the Special Meeting our stockholders approved the proposal presented at the Special Meeting to adopt the Merger Agreement.

        At the effective time of the Merger, each share of our Common Stock issued and outstanding (except for certain shares held by Parent, us and certain of our subsidiaries, and shares held by stockholders who have properly demanded appraisal rights) will convert into the right to receive the per share Merger consideration of $22.00 in cash, without interest, less any applicable withholding taxes.

        The respective obligations of IMS, Parent and Merger Sub to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including without limitation the absence of any law enacted, issued, enforced or entered by any court or governmental entity of competent jurisdiction that restrains, enjoins or otherwise prohibits the consummation of the Merger or otherwise makes consummation of the Merger illegal, the accuracy of representations and warranties (subject to customary materiality qualifiers) made by the parties to the Merger Agreement, and compliance, in all material respects, with the parties' respective covenants and agreements contained in the Merger Agreement at or prior to the date of the closing of the Merger. The consummation of the Merger is subject to certain other conditions which, as of the date of this Annual Report on Form 10-K, have been satisfied. Completion of the Merger is expected to occur by the end of the first quarter of 2010.

        We anticipate that the total funds needed to complete the Merger will be approximately $5,900,000. We expect this amount to be funded through a combination of:

  •
  equity financing of approximately $2,800,000 to be provided or secured by investment funds affiliated with TPG and a wholly owned subsidiary of CPPIB, or other parties to whom they assign a portion of their commitments;

  •
  a $2,000,000 senior secured term loan facility;

  •
  the issuance of $1,000,000 in principal amount of senior unsecured notes (supplemented, if some or all of those notes cannot be sold at closing, by a senior unsecured term loan facility); and

  •
  approximately $100,000 of cash on hand of IMS.

Parent has obtained equity and debt financing commitments. The funding under those commitments is subject to conditions, including conditions that do not relate directly to the Merger Agreement.

        Pursuant to a limited guarantee delivered by TPG Partners V, L.P., TPG Partners VI, L.P. and CPP Investment Board Private Holdings Inc. (collectively, the "Guarantors") in favor of IMS, dated November 5, 2009, the Guarantors have agreed to guarantee, severally but not jointly, the due and punctual performance and discharge of the obligations of Parent and Merger Sub under the Merger Agreement to pay a termination fee of $275,000 to us, as and when due, the direct expenses incurred by Parent or Merger Sub in connection with the arrangement of the financing of the Merger, and certain reimbursement obligations of Parent and Merger Sub with respect to IMS, which direct expenses and reimbursement obligations shall not in the aggregate exceed $6,000.

        The Merger Agreement contains certain termination rights for IMS and Parent. If the Merger Agreement is terminated, under certain specified circumstances in the Merger Agreement, we may be required to pay a termination fee equal to $115,000, in addition to reimbursing Parent for all out-of-pocket fees and expenses incurred by Parent or Merger Sub in connection with the Merger Agreement or the transactions contemplated therein up to $5,000. In the event we terminate the Merger Agreement due to certain actions or inactions by Parent, Parent must pay us a fee of $275,000, less the sum of amounts paid by Parent with respect to Parent's liability for certain reimbursement obligations and certain direct expenses incurred by Parent in connection with the financing up to $6,000 in the aggregate.

        For further information regarding the Merger Agreement, please refer to the Merger Agreement and the Definitive Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission ("SEC") by IMS on December 29, 2009, which are incorporated by reference as exhibits to this Annual Report on Form 10-K.

        Factual disclosures about IMS contained in this Annual Report on Form 10-K or in our other public reports filed with the SEC may supplement, update or modify the factual disclosures about IMS contained in the Merger Agreement and the Definitive Proxy Statement on Schedule 14A filed with the SEC by IMS on December 29, 2009. The representations, warranties and covenants made in the Merger Agreement by IMS, Parent and Merger Sub were qualified and subject to important limitations agreed to by IMS, Parent and Merger Sub in connection with negotiating the terms of the Merger Agreement. In particular, the representations and warranties were negotiated with the principal purposes of establishing the circumstances in which a party to the Merger Agreement may have the right not to close the Merger if the representations and warranties of the other party prove to be untrue due to a change in circumstance or otherwise, and allocating risk between the parties to the Merger Agreement, rather than establishing matters as facts. The representations and warranties may also be subject to a contractual standard of materiality different from those generally applicable to stockholders and reports and documents filed with the SEC and in some cases were qualified by disclosures that were made by each party to the other, which disclosures were not reflected in the Merger Agreement. Moreover, information concerning the subject matter of the representations and warranties, which do not purport to be accurate as of the date of this Annual Report on Form 10-K, may have changed since the date of the Merger Agreement and subsequent developments or new information qualifying a representation or warranty may have been included in this Annual Report on Form 10-K.

OUR PRODUCTS AND SERVICES

        COMMERCIAL EFFECTIVENESS OFFERINGS.    Our Commercial Effectiveness Offerings represented approximately 51% of our worldwide revenue in 2009. Using a total solutions approach, IMS Commercial Effectiveness drives smart business decisions, shapes sales management and marketing strategies, and supports sales processes. Offering actionable insight for markets worldwide, services within the Commercial Effectiveness business area provide in-depth intelligence that supports the planning, development and execution of critical business processes, including segmentation, sales force sizing and deployment, performance assessment and compensation, and territory management.

        Commercial Effectiveness Offerings provide our clients with valuable insight as to which physicians are seeing significant numbers of patients that are likely to benefit from a specific therapy. These innovative solutions facilitate the optimization of market share and revenue potential using sub-national prescription patterns, easy-to-use access tools, and an array of consulting services. These capabilities enable fast and effective communication of vital information that can accelerate meaningful innovation, public safety news alerts in the event of inappropriate prescribing and drug recalls, as well as the appropriate distribution of samples. IMS Commercial Effectiveness informs critical business decisions and optimizes overall performance. Our Commercial Effectiveness Offerings provide the in-depth information, market intelligence and analysis that enhance the efficient allocation of resources in a manner that reduces cost and saves valuable time.

        Our principal Commercial Effectiveness Offerings are as follows:

  •
  Sales Territory Reporting.  Sales territory reporting is the principal sales management service that we offer to our pharmaceutical clients. Sales territory reports can be precisely tailored for each client and measure the sales of a client's own products and those of competitors within specified geographical configurations. These reports are designed to provide marketing and sales managers with a reliable measurement of each salesperson's activity and effectiveness in his or her sales territory. Our sales territory reporting services cover more than 50 countries and are used by our customers for applications such as sales-force compensation, resource allocation, territory alignment, market analyses and distribution management. We make reports available to clients in a variety of frequencies, such as on a weekly, monthly and quarterly basis.

  •
  Prescription Tracking Reporting.  Our prescription tracking reporting services are designed to monitor prescription activity and to track the movement of pharmaceutical products out of retail channels. Prescription tracking services are used by pharmaceutical companies to facilitate product marketing at the prescriber level. In the U.S., our Xponent® service monitors prescription activity from retail pharmacies, long-term care and mail service pharmacies using a patented statistical methodology to project the prescription activity of nearly 1.4 million individual prescribers on a weekly and monthly basis. The European Xponent database is built from prescription data collected from retail pharmacies and coding centers, which are linked to the geographical area in which the prescription was written. Xponent is available in over 10 countries. We also offer Early ViewTM, a sales optimization solution, providing weekly prescriber level activity, highlighting competitive prescribing trends for clients' key prescribers directly to clients' sales representatives electronically.

  •
  Sales & Account Management Consulting and Services.  Our Sales & Account Management practice focuses on helping customers assess the effectiveness of their sales strategies and better design and deploy their sales forces. Using evidence-based research, our offerings in this practice help clients better segment their customer base, determine the optimal size and structure of their sales force based on that segmentation, and design call plans that optimally deploy the various sales resources across channels to better meet their customers' needs and increase their sales force effectiveness. Our Information Management practice helps clients organize, integrate, warehouse and analyze valuable data assets from multiple sources. We also provide Client Services within this business line. Along with product set-up, installation and implementation, Client Services provides customer training and a variety of ongoing, post-sales services.

  •
  Promotional Audits and Promotion Management Consulting.  Our promotional audits contain national estimates of pharmaceutical promotional activities for individual branded products, including sales-force promotion and journal and mail advertising, based on information received from panels of physicians and from monitoring medical journals and direct mail. In the U.S., spending on direct-to-consumer advertising is also measured. IMS currently publishes promotional audit reports covering approximately 10 countries and over 90% of the promoted markets. This evidential information is used by our consulting teams to help clients evaluate and optimize the allocation and effectiveness of their promotional messages, mix and delivery around the globe.

  •
  Launch and Brand Management Offerings.  We combine information, analytical tools and consulting and services to address client needs relevant to the management of each stage of the life cycle of their pharmaceutical brands. The areas covered include: brand planning, which helps clients with market assessment and forecasting, market segmentation and product positioning; promotion management, which helps clients measure, assess effectiveness and optimize promotion investment, channel mix and messaging; and, performance management, which helps clients measure diagnosis and optimization for new product launches and in-line brands.

        PRODUCT AND PORTFOLIO MANAGEMENT OFFERINGS.    Product and Portfolio Management Offerings represented approximately 31% of our worldwide revenue in 2009. IMS Product and Portfolio Management provides customers with the intelligence and tools to identify and optimize pharmaceutical product portfolios, including currently marketed products and the new product pipeline. Providing a comprehensive range of offerings, Product and Portfolio Management enables customers to evaluate, assess, understand, and implement strategies and tactics to improve bottom-line performance and set the course for the future. Integrating prescriptions, sales, disease/treatment, and industry intelligence, Product and Portfolio Management services provide a comprehensive picture of the worldwide market. From a national viewpoint down to regional and local level data, customers can complete a thorough market analysis, exploring all options to set the pace for brand leadership. Using in-depth business intelligence, analysis and forecasting, IMS offerings provide customers with the facts, interpretation and guidance to make the best portfolio optimization decisions.

        Our principal Product and Portfolio Management Offerings include the following:

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

  •
  Prescription Audits.  These audits contain projected national estimates of the rate at which drugs move out of the pharmacy and into the hands of the consumer. They measure what is actually dispensed at the pharmacy. We publish prescription audits covering over 15 countries.

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

  •
  LifeLink Services.  These services provide longitudinal analyses of anonymized prescription and/or medical records. Clients use them to understand detailed treatment patterns, disease progression, therapeutic switching and concomitant disease/treatments. We have LifeLink services in approximately 10 countries.

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

  •
  Other Product and Portfolio Management Reports.  These include Market Research Publications including the Pharmaceutical World ReviewTM; personal care reports, which estimate the sale of medical surgical device product purchases; and reports on bulk chemical shipments and molecules for research and development. We have developed, in certain countries, disease and treatment information at the patient level (in which information is not identifiable at the individual patient level) that gives participants in the healthcare industry new insights into the treatment of diseases. The availability, scope and frequency of the foregoing reports vary on a country-by-country basis.

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

        NEW BUSINESS AREAS.    Offerings in New Business Areas represented approximately 18% of our worldwide revenue in 2009 and support pharmaceutical client business initiatives in managed markets, consumer health, and pricing and market access, and also serve payer and government audiences.

        The principal offerings under the New Business Areas business line include:

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

  •
  Managed Markets.  Our Managed Markets Offerings provide an array of information and consulting insights to quantify the effects of managed markets on the pharmaceutical and healthcare industries. Managed Markets Offerings are used by clients to assist in evaluating the impact of managed markets on the pharmaceutical marketplace and in enhancing the performance of their products through better contracting strategies, formulary management and tracking, plan performance tracking and monitoring plan relationships with organizations, such as large medical groups, that may influence prescribing behavior. The types of reports include measurement of prescriptions at the plan level, formulary assessment and tracking, and tracking of prescription payment by type, such as cash, Medicaid or third-party payment. This service is available both in the U.S. and Canada. In addition, to address emerging Medicare needs in the U.S., we make the following services available to our clients: strategic consulting, tactical consulting, rebate validation and performance evaluation. IMS also provides services that assist pharmaceutical clients with drug rebate data validation and adjudication of Managed Care and Medicare Part D contracts.

  •
  Consumer Health.  Our consumer health services provide detailed product movement, market share and pricing information for over-the-counter, personal care, patient care and nutritional products. Consumer Health Offerings assist over-the-counter and pharmaceutical manufacturers in understanding consumer purchasing dynamics and promotional impact, examining and assessing segmentation and sales force management, strategic business planning, market opportunity and performance management. We publish reports on the global consumer health market and provide related services. PharmaTrend is our tracking service for consumer purchases of healthcare products.

  •
  Payer Solutions.  Our Payer Solutions offerings help clients deliver more cost-effective, efficient business processes by helping them understand the actual practice and consumption of healthcare services. Our solution suite provides targeted intelligence in the following areas: Network Intelligence, Pharmacy Management, Medical Management, Members Service and Informatics.

  •
  Government Solutions.  We provide clients—including federal, state, and local government or regulatory agencies in the U.S.—with data, analytics, tools and services that facilitate healthcare operations and strategic decision making.

OUR DATA SUPPLIERS

        Over the past five decades, we generally have developed and maintained strong relationships with our data suppliers in each market in which we operate. We have historical connections with many of the relevant trade associations and professional associations, including for example, in the U.S., where we have been designated as a database licensee by the American Medical Association (referred to in this document as AMA) for use and sublicensing of the AMA's physician database. As the supply of pharmaceutical data is critical to our business, we devote significant human and financial resources to our data collection efforts.

OUR CUSTOMERS

        Sales to traditional pharmaceutical companies accounted for approximately 85% of our revenue in 2009. All major pharmaceutical and biotechnology companies are our customers, and many of these companies subscribe to reports and services in several countries. Our customer base is broad in scope and enables us to avoid dependence on any single customer. None of our customers accounted for more than 7% of our gross revenues in 2009, 2008 or 2007.

OUR COMPETITION

        While no competitor provides the geographical reach or breadth of our services, we generally compete in the countries in which we operate with other information services companies, as well as with the in-house capabilities of our customers. Generally, competition has arisen on a country-by-country basis. In Europe, certain of our services compete with those offered by competitors such as Taylor Nelson and Cegedim in various European countries, in addition to competition from smaller niche competitors in various local markets. In the U.S., certain of our sales management services, including our sales territory and prescription tracking reports, compete with the offerings of various companies, particularly Wolters Kluwer. Also, various companies compete with us in the U.S. with respect to our market research services, including SDI. Our consulting and services businesses compete with various consulting firms around the world. Service, quality, coverage and speed of delivery of information services and products are the principal differentiators in our markets.

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

        We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws of the U.S. and other jurisdictions, and through confidentiality procedures and contractual provisions. A patent generally has a term of twenty years from the time the full patent application is filed. As IMS builds a patent portfolio over time, the terms of individual patents will vary. While patents can help maintain the competitive differentiation of certain products and services and maximize the return on research and development investments, no single patent is in itself essential to the IMS business as a whole or any of our principal business segments. Further, in order to replace expiring patents and licenses or replace obsolete intellectual property, we obtain new intellectual property through a combination of our ongoing research and development activities, acquisitions of other companies and licensing of intellectual property from third parties. We enter into confidentiality and invention assignment agreements with employees and contractors, and non-disclosure agreements with third parties with whom we conduct business, in order to secure ownership rights to, limit access to, and restrict disclosure of our proprietary information.

        The technology and other intellectual property rights owned and licensed by us are of importance to our business, although our management believes that our business, as a whole, is not dependent upon any one intellectual property or group of such properties. We consider the IMS trademark and related names, marks and logos to be of material importance to our business, and we have registered these trademarks in the U.S. and other jurisdictions and aggressively seek to protect them.

        The names of our products and services referred to in this document are trademarks, service marks, registered trademarks or registered service marks owned by or licensed to us.

OUR EMPLOYEES

        We had approximately 7,250 employees worldwide as of December 31, 2009. Almost all of these employees are full-time. None of our U.S. employees are represented by a union. In Belgium, France, Germany, Italy, the Netherlands and Spain, we have Works Councils, which are a legal requirement in those countries. We also have a European Works Council, which is a requirement under European Union laws. Management considers its relations with our employees to be good and to have been maintained in a normal and customary manner.

Available Information

        We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon the request of any shareholder to our Investor Relations Department, are our certificate of incorporation and by-laws, the charters for our Audit Committee, Human Resources Committee and Nominating and Governance Committee, our Corporate Governance Guidelines, our Policy on Business

Conduct governing our directors, officers and employees, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Guidelines for Determining Director Independence and our Policy and Procedures Governing Related-Person Transactions. Within the time period required by the SEC and the New York Stock Exchange ("NYSE"), we will post on our website any amendment to the Policy on Business Conduct or the Code of Ethics for Principal Executive Officer and Senior Financial Officers or any waiver of either such policy applicable to any of our senior financial officers, executive officers or directors. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we make public orally, telephonically, by webcast, by broadcast or similar means. Our Internet address is http://www.IMSHEALTH.com and the information described above can be found in the Company Information and the Investors sections of that website. Our Investor Relations Department can be contacted at IMS Health Incorporated, 901 Main Avenue, Norwalk, Connecticut 06851, Attn: Investor Relations: (203) 845-5200, e-mail: askir@imshealth.com.

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

  •
  With respect to the New Hampshire law, the Federal District Court in Concord, New Hampshire ruled on April 30, 2007 that the law violated the First Amendment and was therefore unconstitutional and enjoined its enforcement. However, that decision was overturned by the U.S. Court of Appeals for the First Circuit, which declared the law constitutional. The appeals court vacated the lower court's injunction and the New Hampshire statute became effective on February 9, 2009. On March 27, 2009, we filed a petition for certiorari to the U.S. Supreme Court asking that the Supreme Court review the appeals court's decision in this matter. On

    June 29, 2009, the Supreme Court announced that it would not hear the case. We have modified our offerings and believe we are operating in compliance with the New Hampshire law.

  •
  With respect to the Maine law, the Federal District Court in Bangor, Maine issued a preliminary injunction on December 21, 2007, prohibiting enforcement of the Maine law. The Maine Attorney General has appealed the preliminary injunction ruling to the U.S. Court of Appeals for the First Circuit.

  •
  With respect to the Vermont law, the Federal District Court in Brattleboro, Vermont held a full trial ending on August 1, 2008. On April 23, 2009 the court issued its decision upholding the Vermont law. We appealed the district court's decision to the U.S. Court of Appeals for the Second Circuit. The data restrictions in the Vermont law became effective on July 1, 2009. We have modified our offerings and believe we are operating in compliance with the Vermont law.

        These three states collectively represent approximately one percent of prescription activity in the U.S., so the potential financial impact of these laws on our business, financial condition and results of operations is not expected to be material. However, there have been a significant number of state legislative initiatives over the past several years that seek to impose similar restrictions on the commercial use of prescriber-identifiable information. During 2009, these initiatives were introduced in 23 states; all were unsuccessful. As in past years, we expect that these initiatives will be introduced or reintroduced in various states during 2010. We are unable to predict whether, in which states and in what form these initiatives will be introduced or reintroduced or whether the Federal government will seek to enact similar or more restrictive legislation or regulation of such information. In addition, while we will continue to seek to adapt our products and service offerings (including consulting and services offerings) to comply with the requirements of these laws, there can be no assurance that our efforts to adapt our offerings will be successful and provide the same financial contribution to us. There can also be no assurance that these kinds of legislative initiatives will not adversely affect our ability to generate or assemble data or to develop or market current or future offerings, which could, over time, result in a material adverse impact on our revenues, net income and earnings per share.

Data protection and privacy laws may restrict our current and future activities.

        Data protection and privacy laws affect our collection, use, storage and transfer of personally identifiable information both abroad and in the U.S. Compliance with such laws may require investment or may dictate that we not offer certain types of products and services. Failure to comply with such laws may result in, among other things, civil and criminal liability, negative publicity, data being blocked from use and liability under contractual warranties.

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

        We operate globally, deriving approximately 63% of our 2009 revenue from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar increase the volatility of U.S. dollar denominated operating results. Emerging markets currencies tend to be considerably less stable than those in established markets, which may further contribute to volatility in our U.S. dollar-denominated operating results.

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

  •
  an outbreak of SARS, avian influenza (Bird Flu), the H1N1 virus or other epidemic, the fear of such an epidemic, and responses to and results of such an epidemic or fear thereof, including but not limited to effects, domestically and/or internationally, on us, our personnel and facilities, our customers and suppliers, financial markets and general economic conditions; and

  •
  credit market disruptions, the threat of such disruptions, and responses to and results of such disruptions and threats, including but not limited to effects, domestically and/or internationally, on us, our customers and suppliers, financial markets and general economic conditions.

        If such disruptions result in cancellations of or reductions in customer orders or contribute to a general decrease in economic activity, or directly impact our marketing, collection, production, delivery, financial and logistics functions, our results of operations and financial condition could be materially adversely affected.

The Merger is subject to satisfaction or waiver of certain customary conditions.

        Completion of the Merger is subject to the satisfaction or waiver of certain customary conditions, including without limitation the absence of any law enacted, issued, enforced or entered by any court or governmental entity of competent jurisdiction that restrains, enjoins or otherwise prohibits the consummation of the Merger or otherwise makes consummation of the Merger illegal, the accuracy of representations and warranties (subject to customary materiality qualifiers) made by the parties to the Merger Agreement, and compliance, in all material respects, with the parties' respective covenants and agreements contained in the Merger Agreement at or prior to the date of the closing of the Merger. Completion of the Merger is expected to occur by the end of the first quarter of 2010. However, no assurances can be given that the transaction contemplated by the Merger Agreement will be consummated or, if not consummated, that we will enter into a comparable or superior transaction with another party.

The Merger may not be completed if sufficient financing is not funded.

        Parent has obtained equity and debt financing commitments. The funding under those commitments is subject to conditions, including conditions that do not relate directly to the Merger Agreement. We believe the committed amounts will be sufficient to complete the transaction, but cannot provide any assurance to that effect. Those amounts might be insufficient if, among other things, a substantial change in the dollar-yen exchange rate substantially increases the cost of refinancing our yen denominated debt or we have substantially less cash on hand (net of any applicable repatriation taxes) or substantially less net proceeds from the equity and debt financings than we currently expect.

        Although the debt financing described herein is not subject to due diligence or a typical "market out" provision, which allows lenders not to fund their commitments if certain conditions in the financial markets prevail, there is still a risk that such financing may not be funded when required. As of the date of this Annual Report on Form 10-K, no alternative financing arrangements or alternative financing plans have been made in the event the debt financing described herein is not available as anticipated. Even though obtaining the equity or debt financing is not a condition to the completion of the Merger, the failure of Parent and Merger Sub to obtain sufficient financing is likely to result in the failure of the Merger to be completed. In that case, Parent may be obligated to pay us a fee of $275,000. That obligation is severally guaranteed by the Guarantors.

Our future business and financial position may be adversely affected if the Merger is not completed.

        If the Merger Agreement is terminated and the Merger is not consummated, we will have incurred substantial expenses without realizing the expected benefits of the Merger. In addition, we may also be subject to additional risks including, without limitation:

  •
  depending on the reasons for termination of the Merger Agreement, the requirement that we pay a termination fee equal to $115,000 in addition to the payment to Parent of all out-of-pocket fees and expenses incurred by Parent or Merger Sub in connection with the Merger Agreement or the transactions contemplated therein up to $5,000;

  •
  substantial costs related to the Merger, such as legal, accounting and financial advisory fees, must be paid regardless of whether the Merger is completed;

  •
  potential disruption to the current plan, operations, businesses and distraction of our workforce and management team; and

  •
  potential difficulties in employee retention as a result of termination of the proposed Merger.

Failure to complete the Merger could adversely affect our stock price.

        If the Merger is not completed for any reason, the price of our Common Stock may decline significantly to the extent that the market price of our Common Stock reflects positive market assumptions that the Merger will be completed.

        For further information regarding the Merger Agreement, please refer to the Merger Agreement and the Definitive Proxy Statement on Schedule 14A filed with the SEC by us on December 29, 2009, which are incorporated by reference as exhibits to this Annual Report on Form 10-K.

Item 1B.    Unresolved Staff Comments

        There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our 2009 fiscal year.

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

        Our owned properties located within the U.S. include two facilities. These properties are located in Plymouth Meeting (approximately 212,000 square feet) and West Norriton, Pennsylvania (approximately 17,000 square feet).

        Our active owned properties located outside the U.S. include: one property in each of Buenos Aires, Argentina (approximately 12,000 square feet); Santiago, Chile (approximately 4,000 square feet); Caracas, Venezuela (two properties totaling approximately 12,000 square feet); and London (approximately 102,000 square feet).

        Our operations are also conducted from 18 leased offices located throughout the U.S. and 98 leased offices in non-U.S. locations.

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

        We routinely enter into agreements with our suppliers to acquire data and with our customers to sell data, all in the normal course of business. In these agreements, we sometimes agree to indemnify and hold harmless the other party for any damages such other party may suffer as a result of potential intellectual property infringement and other claims related to the use of the data. These indemnities typically have terms of approximately two years. We have not accrued a liability with respect to these matters, as the exposure is considered remote.

        Based on our review of the latest information available, we believe our ultimate liability in connection with pending tax and legal proceedings, claims and litigation will not have a material effect on our results of operations, cash flows or financial position, with the possible exception of the matters described below.

D&B LEGACY AND RELATED TAX MATTERS

        SHARING DISPUTES.    In 1996, the company then known as The Dun & Bradstreet Corporation ("D&B") and now known as R.H. Donnelley Corporation ("Donnelley") separated into three public companies by spinning off ACNielsen Corporation ("ACNielsen") and the company then known as Cognizant Corporation ("Cognizant") (the "1996 Spin-Off"). Cognizant is now known as Nielsen Media Research, Inc., a subsidiary of The Nielsen Company, formerly known as VNU N.V. ("NMR"). The agreements effecting the 1996 Spin-Off allocated tax-related liability with respect to certain prior business transactions between D&B and Cognizant. The D&B portion of such liability is now shared among Donnelley and certain of its former affiliates (the "Donnelley Parties"), and the Cognizant portion of such liability is shared between NMR and us pursuant to the agreements effecting Cognizant's spin-off of us in 1998 (the "1998 Spin-Off").

        The underlying tax controversies with the Internal Revenue Service ("IRS") have substantially all been resolved and we paid to the IRS the amounts that we believed were due and owing. In the first quarter of 2006, Donnelley indicated that it disputed the amounts contributed by us toward the resolution of these matters based on the Donnelley Parties' interpretation of the allocation of liability under the 1996 Spin-Off agreements. In August 2006, the Donnelley Parties commenced arbitration regarding one of these disputes (referred to herein as the "Dutch Partnership Dispute"). The Dutch Partnership Dispute was resolved during the third quarter of 2008 when the parties consented to the entry of a consent award by the arbitration panel. Pursuant to the terms of the consent award, in the third quarter of 2008, we made a payment of $4,600 ($3,100 net of tax benefit) and an additional interest and cost payment of $2,600 ($1,700 net of tax benefit) to the Donnelley Parties. The remaining disputes were resolved during the second quarter of 2009 by agreement among the parties. Pursuant to the 2009 settlement agreement, we made a payment of $10,750 ($8,000 net of tax benefit) to the Donnelley Parties in full satisfaction of our liability with respect to the remaining disputes.

        THE PARTNERSHIP (TAX YEAR 1997).    During the fourth quarter of 2008, we entered into a final agreement with the IRS in which the IRS disallowed certain items of partnership expense for tax year 1997 with respect to a partnership now substantially owned by us (the "Partnership"). During 1997, the Partnership was substantially owned by Cognizant, but liability for this matter was allocated to us pursuant to the agreements effecting the 1998 Spin-Off. Pursuant to the settlement, during the second quarter of 2009, we paid $20,400 (tax and interest, net of tax benefit) to the IRS in full satisfaction of our liability with respect to the Partnership for tax year 1997.

        In addition to these matters, we and our predecessors have entered, and we continue to enter, into global tax planning initiatives in the normal course of our businesses. These activities are subject to review by applicable tax authorities. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to us.

LITIGATION RELATING TO THE MERGER

        As previously disclosed in more detail in the Definitive Proxy Statement on Schedule 14A filed with the SEC by us on December 29, 2009, in connection with the Merger, between November 6, 2009 and November 10, 2009 three putative stockholder class action lawsuits were filed in the Delaware Court of Chancery and two in the Superior Court of Connecticut, Judicial District of Stamford-Norwalk. These lawsuits generally alleged breaches of fiduciary duty by our directors in connection with the Merger.

        On December 2, 2009, the three putative shareholder class action lawsuits filed in Delaware were consolidated into a single action, captioned In re IMS Health Inc. Shareholder Litigation, C.A. No. 5057-CC (the "Delaware Action"). On January 14, 2010, the plaintiffs in the Delaware Action filed a Notice and Order of Voluntary Dismissal of all their claims, without prejudice, in which they represented that no compensation in any form has passed directly or indirectly from defendants to plaintiffs or plaintiffs' attorneys and that no promise to give any such compensation has been made. The Court of Chancery granted the dismissal on January 15, 2010.

        One of the two putative shareholder class action lawsuits filed in Connecticut, styled Trust for the Benefit of Sylvia B. Piven v. IMS Health Incorporated, et al., CV09-5013110-S, was filed on November 6, 2009, and the other, styled John Felhaber v. David R. Carlucci, et al., CV09-5013139-S, was filed on November 10, 2009. On December 8, 2009, plaintiff Felhaber filed an amended complaint asserting, among other things, that our directors had breached their duty of disclosure in the Preliminary Proxy Statement on Schedule 14A filed with the SEC by us on November 25, 2009. On December 18, 2009, our director defendants filed motions to dismiss for failure to properly effect service, and on December 21, 2009 we filed motions to strike the Piven complaint and the Felhaber amended complaint filed in the Superior Court of Connecticut. On January 5, 2010, plaintiff Felhaber filed an application for temporary injunction seeking, among other things, disclosure-based relief in advance of the February 8, 2010 Special Meeting of our stockholders, and on January 11, 2010, we and our directors filed an objection to the application. During a January 13, 2010 hearing before the Superior Court of Connecticut, our director defendants withdrew their motions to dismiss.

        On January 27, 2010, we entered into a memorandum of understanding with the plaintiffs regarding the settlement of the two putative stockholder class action lawsuits filed in the Superior Court of Connecticut, Judicial District of Stamford-Norwalk. We believe that no further supplemental disclosure is required under applicable laws; however, to avoid the risk of the putative stockholder class actions delaying or adversely affecting the Merger and to minimize the expense of defending such actions, we have agreed, pursuant to the terms of the proposed settlement, to make certain supplemental disclosures related to the proposed Merger. Subject to completion of certain confirmatory discovery by counsel to the plaintiffs, the memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to our stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Superior Court will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed Merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs' counsel will file a petition in the Superior Court for an award of attorneys' fees and expenses to be paid by us or our successor, which the defendants may oppose. We or our successor shall pay or cause to be paid those attorneys' fees and expenses awarded by the Court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Superior Court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2009.

 PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The principal market on which our Common Stock is traded is the NYSE. Information relating to the high and low sales prices per share of our Common Stock for each full quarterly period during 2009 and 2008 is set forth under the heading "IMS Health Common Stock Information" in Part II, Item 7 of this Annual Report on Form 10-K. As of February 12, 2010, there were 3,424 holders of record of our Common Stock.

        Information relating to our payment of dividends during 2009 and 2008 is set forth under the heading "Dividends" in Part II, Item 7 of this Annual Report on Form 10-K.

        The following table provides information about our purchases during the quarter ended December 31, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs(1)
October 1 – 31, 2009	—	—	—	9,505,300
November 1 – 30, 2009	—	—	—	9,505,300
December 1 – 31, 2009	—	—	—	9,505,300

Total	—	—	—	9,505,300

(1)
In December 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000,000 shares. As of December 31, 2009, 9,505,300 shares remained available for repurchase under the December 2007 program. Unless terminated earlier by resolution of our Board of Directors, this program will expire when we have repurchased all shares authorized for repurchase thereunder.

        Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

        The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor's 500 Index (the "S&P 500 Index"), and the Standard & Poor's Pharmaceuticals Index (the "S&P Pharmaceuticals Index"), a peer group index. The graph assumes that $100 was invested on December 31, 2004 in our common stock, the S&P Index and the S&P 500 Pharmaceutical Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.

PERFORMANCE GRAPH

	12/31/2004	12/30/2005	12/29/2006	12/31/2007	12/31/2008	12/31/2009	Compound Annual Return Rate
IMS HEALTH INCORPORATED	$100.00	$107.74	$119.38	$100.61	$66.67	$93.40	(1.4)%
S&P 500 Pharmaceutical	100.00	96.65	112.00	117.18	95.93	113.83	2.6%
S&P 500	100.00	104.92	121.53	128.16	80.86	102.26	0.4%

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

Executive Summary

OUR BUSINESS

        IMS Health Incorporated ("IMS," "we," "us" or "our") is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. We offer leading-edge market intelligence products and services that are integral to our clients' day-to-day operations, including product and portfolio management capabilities; commercial effectiveness innovations; managed care and consumer health offerings; and consulting and services solutions that improve productivity and the delivery of quality healthcare worldwide. Our information products are developed to meet client needs by using data secured from a worldwide network of suppliers in more than 100 countries. Our business lines are:

  •
  Commercial Effectiveness to increase clients' productivity across end-to-end sales, marketing, promotional and performance management processes;

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

THE MERGER AGREEMENT

        On November 5, 2009, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Healthcare Technology Holdings, Inc., a Delaware corporation ("Parent"), and Healthcare Technology Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub"), providing for the merger of Merger Sub with and into IMS (the "Merger"), with IMS surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of TPG Capital, L.P. ("TPG") and Canada Pension Plan Investment Board ("CPPIB").

        On February 8, 2010, a special meeting of our stockholders was held (the "Special Meeting"). At the Special Meeting our stockholders approved the proposal presented at the Special Meeting to adopt the Merger Agreement.

        At the effective time of the Merger, each share of our Common Stock issued and outstanding (except for certain shares held by Parent, us and certain of our subsidiaries, and shares held by stockholders who have properly demanded appraisal rights) will convert into the right to receive the per share Merger consideration of $22.00 in cash, without interest, less any applicable withholding taxes.

        The respective obligations of IMS, Parent and Merger Sub to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including without limitation the absence of any law enacted, issued, enforced or entered by any court or governmental entity of competent jurisdiction that restrains, enjoins or otherwise prohibits the consummation of the Merger or otherwise makes consummation of the Merger illegal, the accuracy of representations and warranties (subject to customary materiality qualifiers) made by the parties to the Merger Agreement, and compliance, in all material respects, with the parties' respective covenants and agreements contained in the Merger Agreement at or prior to the date of the closing of the Merger. The consummation of the Merger is subject to certain other conditions which, as of the date of this Annual Report on Form 10-K, have been satisfied. Completion of the Merger is expected to occur by the end of the first quarter of 2010.

        We anticipate that the total funds needed to complete the Merger will be approximately $5,900,000. We expect this amount to be funded through a combination of:

  •
  equity financing of approximately $2,800,000 to be provided or secured by investment funds affiliated with TPG and a wholly owned subsidiary of CPPIB, or other parties to whom they assign a portion of their commitments;

  •
  a $2,000,000 senior secured term loan facility;

  •
  the issuance of $1,000,000 in principal amount of senior unsecured notes (supplemented, if some or all of those notes cannot be sold at closing, by a senior unsecured term loan facility); and

  •
  approximately $100,000 of cash on hand of IMS.

Parent has obtained equity and debt financing commitments. The funding under those commitments is subject to conditions, including conditions that do not relate directly to the Merger Agreement.

        Pursuant to a limited guarantee delivered by TPG Partners V, L.P., TPG Partners VI, L.P. and CPP Investment Board Private Holdings Inc. (collectively, the "Guarantors") in favor of IMS, dated November 5, 2009, the Guarantors have agreed to guarantee, severally but not jointly, the due and punctual performance and discharge of the obligations of Parent and Merger Sub under the Merger Agreement to pay a termination fee of $275,000 to us, as and when due, the direct expenses incurred by Parent or Merger Sub in connection with the arrangement of the financing of the Merger, and certain reimbursement obligations of Parent and Merger Sub with respect to IMS, which direct expenses and reimbursement obligations shall not in the aggregate exceed $6,000.

        The Merger Agreement contains certain termination rights for IMS and Parent. If the Merger Agreement is terminated, under certain specified circumstances in the Merger Agreement, we may be required to pay a termination fee equal to $115,000, in addition to reimbursing Parent for all out-of-pocket fees and expenses incurred by Parent or Merger Sub in connection with the Merger Agreement or the transactions contemplated therein up to $5,000. In the event we terminate the Merger Agreement due to certain actions or inactions by Parent, Parent must pay us a fee of $275,000, less the sum of amounts paid by Parent with respect to Parent's liability for certain reimbursement obligations and certain direct expenses incurred by Parent in connection with the financing up to $6,000 in the aggregate.

        For further information regarding the Merger Agreement, please refer to the Merger Agreement and the Definitive Proxy Statement on Schedule 14A filed with the SEC by IMS on December 29, 2009, which are incorporated by reference as exhibits to this Annual Report on Form 10-K.

PERFORMANCE OVERVIEW

        Operating revenue declined 6.0% to $2,189,745 in 2009 compared to $2,329,528 in 2008. The decrease in our operating revenue resulted from revenue declines in all three of our business lines. Our operating income decreased 45.6% to $270,888 in 2009 compared to $498,305 in 2008. The decrease in operating income was a result of decreased operating revenue, an increase of $134,877 in severance, impairment and other charges and a related $4,190 non-cash charge for accelerated depreciation and $11,000 of merger costs, partially offset by decreases in our operating costs, as discussed below. Our net income attributable to IMS was $258,455 in 2009, a decrease of $52,795 as compared to $311,250 in 2008, due to the decrease in operating income, partially offset by a decrease in the Non-Operating Loss, net items discussed below and certain tax items as discussed in Note 12 of the Consolidated Financial Statements. Our diluted earnings per share of Common Stock decreased to $1.42 for 2009 as compared to $1.70 for 2008.

Results of Operations

        RECLASSIFICATIONS.    Certain prior-year amounts have been reclassified to conform to the 2009 presentation.

        REFERENCES TO CONSTANT DOLLAR RESULTS AND RESULTS EXCLUDING THE EFFECT OF FOREIGN CURRENCY TRANSLATIONS.    We report results in U.S. dollars, but we do business on a global basis. Exchange rate fluctuations affect the rate at which we translate foreign revenues and expenses into U.S. dollars and may have significant effects on our results. In order to illustrate these effects, the discussion of our business in this report sometimes describes the magnitude of changes in constant dollar terms or results excluding the effect of foreign currency translations. We believe this information facilitates a comparative view of our business. See "How Exchange Rates Affect Our Results" and the discussion of "Market Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section below for a more complete discussion regarding the impact of foreign currency translation on our business.

        REFERENCES TO SELLING AND ADMINISTRATIVE EXPENSES, OPERATING INCOME AND OPERATING MARGIN EXCLUDING SEVERANCE, IMPAIRMENT AND OTHER CHARGES, NON-CASH CHARGES FOR ACCELERATED DEPRECIATION AND AMORTIZATION, MERGER COSTS AND THE GOVERNMENT SOLUTIONS CHARGE.    We discuss below what our selling and administrative expenses, operating income and operating margin for the years ended December 31, 2009, 2008 and 2007 would have been had we not recorded severance, impairment and other charges, non-cash charges for accelerated depreciation and amortization, merger costs and the Government Solutions charge. Because we did not record similar charges in the prior periods, we believe providing these non-GAAP measures is useful to investors as it facilitates comparisons across the periods presented and more clearly indicates trends. Management uses these non-GAAP measures in its global decision-making, including developing budgets and managing expenditures. See "Reconciliation of U.S. GAAP Measures to Non-GAAP Measures" at the end of this Item 7.

				% Variance
	Years ended December 31,
				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007
Information and analytics revenue (I&A)	$1,706,744	$1,787,487	$1,700,244	(4.5)%	5.1%
Consulting and services revenue (C&S)	483,001	542,041	492,327	(10.9)	10.1

Operating Revenue	2,189,745	2,329,528	2,192,571	(6.0)	6.2

Operating costs of I&A	715,766	756,987	713,168	5.4	(6.1)
Direct and incremental costs of C&S	250,411	275,246	244,289	9.0	(12.7)
External-use software amortization	40,361	49,728	48,609	18.8	(2.3)
Selling and administrative expenses	661,510	650,218	626,888	(1.7)	(3.7)
Depreciation and other amortization	95,524	89,636	77,648	(6.6)	(15.4)
Severance, impairment and other charges	144,285	9,408	88,690	—	—
Merger costs	11,000	—	—	—	—

Operating Income	$270,888	$498,305	$393,279	(45.6)%	26.7%

OPERATING INCOME

        Our operating income for 2009 declined $227,417 to $270,888 from $498,305 in 2008. This was due to the decrease in our operating revenue, an increase of $134,877 in severance, impairment and other charges and a related $4,190 non-cash charge for accelerated depreciation and amortization (see Note 6 to our Consolidated Financial Statements), an increase in our selling and administrative expenses and $11,000 of merger costs related to the proposed acquisition of IMS by Healthcare Technology Holdings, Inc., an entity created by certain affiliates of TPG Capital, L.P. and the Canada Pension Plan Investment Board (see Note 16 to our Consolidated Financial Statements), partially offset by decreases in our operating costs driven by decreased cost of data and tight controls on hiring. Our operating income decreased $249,301 or 54.4% in constant dollar terms. Absent the impact of severance, impairment and other charges in 2009 and 2008 and the related non-cash charge for accelerated depreciation and amortization in 2009, the merger costs in 2009 and the 2008 Government Solutions charge of $3,748 (see Note 15 to our Consolidated Financial Statements), non-GAAP operating income would have decreased 15.9% at reported rates and 22.6% in constant dollar terms from 2008 (see "Reconciliation of U.S. GAAP Measures to Non-GAAP Measures" at the end of this Item 7).

        Our operating income for 2008 grew 26.7% to $498,305 from $393,279 in 2007. This was due to the increase in our operating revenue and decreases in severance, impairment and other charges, offset by increases in operating costs and selling and administrative expenses driven by increased cost of data, investments in consulting and services ("C&S") capabilities and expense associated with a charge related to our Government Solutions business (see Note 15 to our Consolidated Financial Statements). Our 2008 operating income increased 18.3% in constant dollar terms from 2007. Absent the impact of 2008 impairment charges associated with the write-off of certain capitalized software assets resulting from the discontinuation of certain products (See Note 6 to our Consolidated Financial Statements), the Government Solutions charge and 2007 severance, impairment and other charges, non-GAAP operating income would have increased by 6.1% at reported exchange rates and remained flat in constant dollar terms (see "Reconciliation of U.S. GAAP Measures to Non-GAAP Measures" at the end of this Item 7).

OPERATING REVENUE

        Our operating revenue for 2009 declined 6.0% to $2,189,745 from $2,329,528 in 2008 and grew 6.2% in 2008 to $2,329,528 from $2,192,571 in 2007. On a constant dollar basis our operating revenue declined 4.1% in 2009 and grew 3.1% in 2008. On a constant dollar basis, acquisitions completed in 2008 contributed approximately 0.5 percentage points of revenue growth during 2009, partially offsetting our operating revenue decline. On a constant dollar basis, acquisitions completed in 2008 and 2007 contributed approximately 2.0 percentage points of our operating revenue growth during 2008. The decrease in our operating revenue for 2009 resulted from revenue declines in all three of our business lines, together with the effect of approximately $49,000 of currency translation for 2009 as compared to 2008. The increase in our operating revenue for 2008 resulted from growth in revenue due to higher purchases of products and C&S offerings from existing customers in all three of our business lines, together with the effect of approximately $70,000 of currency translation for 2008 as compared to 2007.

SUMMARY OF OPERATING REVENUE

				% Variance 2009 vs. 2008		% Variance 2008 vs. 2007
	Years ended December 31,
					Constant Dollar		Constant Dollar
	2009	2008	2007	Reported		Reported
Commercial Effectiveness	$1,103,896	$1,153,501	$1,112,995	(4.3)%	(3.1)%	3.6%	0.2%
Product & Portfolio Management	683,854	721,357	704,898	(5.2)	(3.0)	2.3	(0.5)
New Business Areas	401,995	454,670	374,678	(11.6)	(8.3)	21.3	18.8

Operating Revenue	$2,189,745	$2,329,528	$2,192,571	(6.0)%	(4.1)%	6.2%	3.1%

  •
  Commercial Effectiveness:  EMEA contributed more than one-half and the Americas contributed more than one-third to the constant dollar revenue decline in 2009. The Americas and Asia Pacific each contributed approximately one-half to the constant dollar revenue growth in 2008.

  •
  Product & Portfolio Management:  EMEA contributed more than one-half and the Americas contributed more than one-third to the constant dollar revenue decline in 2009. Asia Pacific was the primary contributor to the constant dollar revenue growth in 2008 offset by the revenue decline in EMEA.

  •
  New Business Areas:  EMEA and the Americas each contributed approximately one-half toward the constant dollar revenue decline in 2009. The Americas and EMEA each contributed approximately one-half to the constant dollar revenue growth in 2008.

        C&S revenue, as included in the business lines above, was $483,001 in 2009, down 10.9% from $542,041 in 2008 (down 8.7% on a constant dollar basis). C&S revenue was $542,041 in 2008, up 10.1% from $492,327 in 2007 (up 7.7% on a constant dollar basis).

OPERATING COSTS OF INFORMATION AND ANALYTICS

        Operating costs of information and analytics ("I&A") include costs of data, data processing and collection and costs attributable to personnel involved in production, data management and delivery of our I&A offerings.

        Our operating costs of I&A declined 5.4% to $715,766 in 2009 from $756,987 in 2008. In 2008, our operating costs of I&A grew 6.1% to $756,987 from $713,168 in 2007.

  •
  Foreign Currency Translation:  The effect of foreign currency translation decreased our operating costs of I&A by approximately $25,000 in 2009 as compared to 2008 and increased our operating costs of I&A by approximately $22,000 for 2008 as compared to 2007.

        Excluding the effect of foreign currency translation, our operating costs of I&A declined 2.2% in 2009 as compared to 2008 and grew 3.2% in 2008 compared to 2007.

  •
  Data:  Data costs decreased by approximately $16,000 in 2009 as compared to 2008 and increased by approximately $26,000 in 2008 as compared to 2007.

  •
  Production, Client Services and Other:  Production, client services and other costs remained relatively constant in 2009 compared to 2008 and decreased by approximately $3,000 in 2008 compared to 2007.

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

        Our direct and incremental costs of C&S declined 9.0% to $250,411 in 2009 from $275,246 in 2008. Our direct and incremental costs of C&S grew 12.7% to $275,246 in 2008 from $244,289 in 2007.

  •
  Foreign Currency Translation:  The effect of foreign currency translation decreased our direct and incremental costs of C&S by approximately $13,000 in 2009 as compared to 2008 and increased our direct and incremental costs of C&S by approximately $6,000 in 2008 as compared to 2007.

        Excluding the effect of foreign currency translation, our direct and incremental costs of C&S declined 4.5% in 2009 compared to 2008 and grew 10.3% in 2008 as compared to 2007.

  •
  C&S costs decreased by approximately $12,000 in 2009 as compared to 2008 due to decreased labor cost. C&S costs increased by approximately $24,000 in 2008 as compared to 2007 due to increased labor, accommodations and primary market research data expense, all directly related to C&S revenue growth.

EXTERNAL-USE SOFTWARE AMORTIZATION

        Our external-use software amortization charges represent the amortization associated with capitalized software to be sold, leased, or otherwise marketed. Our external-use software amortization charges declined 18.8% to $40,361 in 2009 from $49,728 in 2008 due to decreased software amortization associated with assets that were fully amortized or written-down to their net realizable values. Our external-use software amortization charges grew 2.3% to $49,728 in 2008 from $48,609 in 2007 due to increased software amortization associated with new products.

SELLING AND ADMINISTRATIVE EXPENSES

        Our selling and administrative expenses consist primarily of the expenses attributable to sales, marketing and administration, including human resources, legal, management and finance. Our selling and administrative expenses grew 1.7% in 2009, to $661,510 from $650,218 in 2008. Absent the 2008 Government Solutions charge (see Note 15 to our Consolidated Financial Statements), our non-GAAP selling and administrative expenses would have grown 2.3% in 2009 compared to 2008 (see "Reconciliation of U.S. GAAP Measures to Non-GAAP Measures" at the end of this Item 7). Our selling and administrative expenses grew 3.7% in 2008, to $650,218 from $626,888 in 2007. Absent the 2008 Government Solutions charge, our non-GAAP selling and administrative expenses would have grown 3.1% in 2008 compared to 2007 (see "Reconciliation of U.S. GAAP Measures to Non-GAAP Measures" at the end of this Item 7).

  •
  Foreign Currency Translation:  The effect of foreign currency translation decreased our selling and administrative expenses by approximately $32,000 for 2009 as compared to 2008 and increased our selling and administrative expenses by approximately $9,000 in 2008 as compared to 2007.

        Excluding the effect of foreign currency translation and the Government Solutions charge, our selling and administrative expenses grew 7.5% in 2009 compared to 2008. Excluding the effect of foreign currency translation and the Government Solutions charge, our selling and administrative expenses grew 1.6% in 2008 compared to 2007.

  •
  Sales and Marketing:  Sales and marketing expense decreased by approximately $8,000 in 2009 as compared to 2008 and decreased by approximately $5,000 in 2008 as compared to 2007.

  •
  Consulting and Services:  C&S expenses increased by approximately $15,000 in 2009 as compared to 2008. Absent the Government Solutions charge, C&S expenses would have increased by approximately $19,000 in 2009 as compared to 2008. C&S expenses increased by approximately $2,000 in 2008 as compared to 2007. Absent the Government Solutions charge, C&S expenses would have decreased by approximately $2,000 in 2008 as compared to 2007.

  •
  Administrative and Other:  Administrative and other expenses increased by approximately $37,000 in 2009 as compared to 2008 and increased by approximately $18,000 in 2008 as compared to 2007.

DEPRECIATION AND OTHER AMORTIZATION

        Our depreciation and other amortization charges increased 6.6% to $95,524 in 2009 from $89,636 in 2008 primarily due to $4,190 of accelerated depreciation and amortization recorded in 2009 related to exited facilities as part of the streamlining program noted below. Our depreciation and other amortization charges increased 15.4% to $89,636 in 2008 from $77,648 in 2007 due to increased depreciation related to new facilities and technology to upgrade our financial systems and increased amortization related to internal-use software.

SEVERANCE, IMPAIRMENT AND OTHER CHARGES

        During the third and fourth quarters of 2009, we recorded $105,573 in charges as a component of operating income for employee termination benefits and facility exit costs related to the streamlining program announced by us in July 2009 in response to accelerating healthcare marketplace dynamics compounded by a sustained economic downturn. Additionally, during the second and fourth quarters of 2009, we recorded $38,712 in charges as a component of operating income, of which $28,480 related to non-cash impairment charges for the write-down of certain assets in all regions to their net realizable values, $8,218 related to supplier contract-related charges for which we will not realize any future economic benefit, $2,904 related to capital contributed by selling shareholders of a previously acquired business and $890 of reversals related to our 2007 restructuring plan. During the fourth quarter of 2008, we recorded a $9,408 non-cash charge in severance, impairment and other charges related to the write-off of certain capitalized software assets resulting from the discontinuation of certain of our products in our EMEA region and Japan at the end of 2008. During the fourth quarter of 2007, we recorded $88,690 in charges as a component of operating income related to a plan to streamline the business. The charge consisted of termination benefits, asset impairment charges and related contract payments to be incurred with no future economic benefit based on our decision to abandon certain products in our EMEA region. See Note 6 to our Consolidated Financial Statements.

MERGER COSTS

        In the fourth quarter of 2009, we recorded $11,000 of expense primarily for professional services consisting of investment banker, legal and accounting fees related to the proposed acquisition of IMS. See Note 16 to our Consolidated Financial Statements.

TRENDS IN OUR OPERATING MARGINS

        Our operating margin for 2009 was 12.4%, as compared to 21.4% in 2008. Margins were negatively impacted by revenue declines, the severance, impairment and other charges and related accelerated depreciation and amortization and merger costs, partially offset by decreased costs of data and decreased sales and marketing costs. Excluding the severance, impairment and other charges and related accelerated depreciation and amortization, the 2009 merger costs and the 2008 charge related to our Government Solution business, our non-GAAP operating margin decreased from 22.0% in 2008 to 19.7% in 2009 (see "Reconciliation of U.S. GAAP Measures to Non-GAAP Measures" at the end of this Item 7).

        Our operating margin for 2008 was 21.4%, as compared to 17.9% in 2007. In 2008 and 2007 we incurred severance, impairment and other charges of $9,408 and $88,690, respectively, as discussed above. In addition, in 2008 we incurred a $3,748 charge related to our Government Solution business. Excluding these charges, our non-GAAP operating margin remained constant at 22.0% in 2008 compared to 2007 (see "Reconciliation of U.S. GAAP Measures to Non-GAAP Measures" at the end of this Item 7). In addition, our 2008 margins were negatively impacted by increased cost of data and our continuing investments in new products and C&S capabilities.

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

NON-OPERATING LOSS, NET

        Our non-operating loss, net decreased to $34,274 in 2009 from $75,513 in 2008. Our non-operating loss, net increased to $75,513 in 2008 from $35,888 in 2007. The annual changes were due to the following factors:

        Interest Expense, net:    Net interest expense was $33,009 in 2009, compared with $34,451 in 2008 due to lower debt levels and lower borrowing costs. Net interest expense was $34,451 in 2008, compared with $29,746 in 2007 due to higher debt levels.

        Gains from Investments, net:    Gains from investments, net, totaled $41 in 2009, compared to $379 in 2008 and $2,317 in 2007. The net gains in 2009 and 2008 were the result of the sale of marketable securities. The net gain in 2007 was the result of the final distribution from our Enterprise portfolio, offset by related management fees, and the sale of marketable securities and venture capital investments.

        Other Expense, net:    Other expense, net, decreased by $40,135 in 2009 to $1,306 from $41,441 in 2008. This decrease was a result of net foreign exchange losses of $3,400, partially offset by $2,342 of gains on the sale of assets in 2009 as compared to net foreign exchange losses of $29,260, partially offset by $4,041 of gains on the sale of assets in 2008. In addition, this decrease was the result of a foreign exchange loss of $16,071 in 2008 related to the liquidation of non-functional currency Venezuela Bolívars held at our Swiss operating subsidiary (see Note 9 to our Consolidated Financial Statements). Other expense, net, increased by $32,982 in 2008 to $41,441 from $8,459 in 2007. This increase was the result of net foreign exchange losses of $29,260 in 2008 compared with net foreign exchange losses of $9,565 in 2007 and the foreign exchange loss of $16,071 related to the liquidation of non-functional currency Venezuela Bolívars held at our Swiss operating subsidiary, partially offset by gains on the sale of assets (see Note 4 to our Consolidated Financial Statements) in 2008.

TAXES

        Our effective tax rate was (10.2%) in 2009, compared with 25.1% in 2008 and 33.0% in 2007. Our effective tax rate for 2009 was favorably impacted by $12,200 as a result of reorganizations of certain non-U.S. subsidiaries, $69,300 due to foreign exchange losses recognized for tax purposes, $21,900 as a result of the expiration of certain statutes of limitation and $16,300 from the settlement of a certain state tax matter. For the twelve months ended December 31, 2009, we recorded $18,500 of tax expense related to unrecognized tax benefits that if recognized, would favorably affect the effective tax rate. Included in this amount is $3,800 of interest and penalties. As of December 31, 2009, we had $10,700 recorded for interest and penalties.

        The effective tax rate for 2008 was favorably impacted by $20,700 as a result of a non-U.S. reorganization involving several IMS subsidiaries, $11,000 due to audit settlements with taxing authorities, $9,700 as a result of the termination of a non-U.S. agreement, $9,700 in connection with the resolution of certain legacy tax matters (see Note 15 to our Consolidated Financial Statements) and $4,400 due to the expiration of certain statutes of limitation. For the twelve months ended December 31, 2008, we recorded $18,800 of tax expense related to unrecognized tax benefits that if recognized, would favorably affect the effective tax rate. Included in this amount is $9,200 of interest and penalties. As of December 31, 2008, we had $19,600 recorded for interest and penalties.

        The effective tax rate for 2007 was impacted by a tax reduction of $16,500 arising from a favorable non-U.S. audit settlement for tax years 1998 through 2002, a tax charge of $7,500 to revalue net deferred tax assets arising from the reduction of the German federal tax rate from 25% to 15% and a tax reduction of $12,440 arising from a reorganization of certain non-U.S. subsidiaries.

        On January 1, 2007, we adopted authoritative guidance related to accounting for uncertainty in income taxes. As a result of this adoption, we recognized an increase in liabilities for uncertain tax positions of $51,800 and a corresponding reduction to the January 1, 2007 retained earnings balance. As of the adoption date, we had $117,200 of gross unrecognized tax benefits and interest and penalties of $13,500. For the twelve months ended December 31, 2007, we recorded $21,100 of tax expense related to uncertain tax positions that if recognized, would favorably affect the effective tax rate. Included in this amount is $12,600 of interest and penalties. We recognize interest expense and penalties related to unrecognized tax benefits in income tax expense.

        We file numerous consolidated and separate income tax returns in the U.S. (federal and state) and non-U.S. jurisdictions. We are no longer subject to U.S. federal income tax examination by tax authorities for years before 2006. We are no longer subject to state and local income tax examination by tax authorities for years before 1997. Further, with few exceptions, we are no longer subject to examination by tax authorities in our material non-U.S. jurisdictions prior to 2004. It is reasonably possible that within the next twelve months we could realize $32,400 of unrecognized tax benefits as a result of the expiration of certain statutes of limitation.

        For all periods presented, our effective tax rate was reduced as a result of global tax planning initiatives. While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate.

OPERATING RESULTS BY GEOGRAPHIC REGION

        The following represents selected geographic information for the regions in which we operate as of and for the years ended December 31, 2009, 2008 and 2007.

	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total IMS
Year Ended December 31, 2009:
Operating Revenue(4)	$966,314	$880,887	$342,544	—	$2,189,745
Operating Income (Loss)(5)	$279,422	$113,890	$120,533	$(242,957)	$270,888
Total Assets	$714,477	$962,279	$241,554	$304,405	$2,222,715

Year Ended December 31, 2008:
Operating Revenue(4)	$1,017,424	$984,385	$327,719	—	$2,329,528
Operating Income (Loss)(5)	$314,005	$125,364	$121,475	$(62,539)	$498,305
Total Assets	$779,437	$848,014	$225,556	$234,130	$2,087,137

Year Ended December 31, 2007:
Operating Revenue(4)	$975,754	$925,405	$291,412	—	$2,192,571
Operating Income (Loss)(5)	$326,283	$117,610	$111,119	$(161,733)	$393,279
Total Assets	$773,857	$982,998	$216,021	$271,328	$2,244,204

Notes to Geographical Financial Information:

(1)
Americas includes the U.S., Canada and Latin America. Operating Revenue in the U.S. was $801,661, $842,004 and $801,017 in 2009, 2008 and 2007, respectively, and Total Assets were $563,782, $644,786 and $613,146 in 2009, 2008 and 2007, respectively.

(2)
EMEA includes countries in Europe, the Middle East and Africa.

(3)
Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region.

(4)
Operating Revenue relates to external customers and is based on the location of the customer. The Operating Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)
Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions' profitability. The Operating Income amounts for the geographic segments include the impact of foreign exchange in converting results into U.S. dollars. For the year ended December 31, 2009, Severance, impairment and other charges of $20,946, $109,033 and $2,613 for the Americas, EMEA and Asia Pacific, respectively, are presented in Corporate and Other. For the year ended December 31, 2008, Severance, impairment and other charges of $4,684 and $4,724 for EMEA and Asia Pacific, respectively, are presented in Corporate & Other. For the year ended December 31, 2007, Severance, impairment and other charges of $16,217, $62,849 and $4,386 for the Americas, EMEA and Asia Pacific, respectively, are presented in Corporate and Other.

AMERICAS REGION

        Operating revenue in the Americas region declined 5.0% in 2009 compared to 2008 and grew 4.3% in 2008 versus 2007. Excluding the effect of foreign currency translations, operating revenue declined 4.0% in 2009 compared to 2008 and grew 4.1% in 2008 compared to 2007. The revenue decline in 2009 was driven more than one-third by each of Commercial Effectiveness and New Business Areas. The revenue growth in 2008 was driven more than three-quarters by New Business Areas.

        Operating income in the Americas region declined 11.0% in 2009 compared to 2008 and 3.8% in 2008 compared to 2007. The operating income decline in 2009 compared to 2008 reflects revenue decline in the region partially offset by decreases in operating expenses of $17,000. Excluding the effect of foreign currency translations and the Government Solutions charge in 2008 (see Note 15 to our Consolidated Financial Statements), operating income declined by 11.4% in 2009 as compared to 2008.

EMEA REGION

        Operating revenue in the EMEA region declined 10.5% in 2009 compared to 2008 and grew 6.4% in 2008 versus 2007. Excluding the effect of foreign currency translations, operating revenue declined 5.7% in 2009 compared to 2008 and grew 1.5% in 2008 compared to 2007. The revenue decline in 2009 was driven more than one-third by each of Commercial Effectiveness and New Business Areas and approximately one-quarter by Product & Portfolio Management. The growth in 2008 was driven by New Business Areas.

        Operating income in the EMEA region declined 9.2% in 2009 compared to 2008 and grew 6.6% in 2008 compared to 2007. The operating income decline reflects revenue declines in the region offset by decreases in operating expenses of $92,000. Excluding the effect of foreign currency translations, operating income declined by 29.4% in 2009 as compared to 2008.

ASIA PACIFIC REGION

        Operating revenue in the Asia Pacific region grew by 4.5% in 2009 compared to 2008 and 12.5% in 2008 compared to 2007. Excluding the effect of foreign currency translations, operating revenue grew 0.3% in 2009 compared to 2008 and 5.0% in 2008 compared to 2007. The constant dollar revenue growth in 2009 was driven by Commercial Effectiveness, partially offset by revenue decline in Product & Portfolio Management and New Business Areas. The revenue growth in 2008 was driven approximately one-half by each the Commercial Effectiveness and Product & Portfolio Management business lines.

        Operating income in the Asia Pacific region decreased by 0.8% in 2009 compared to 2008 and increased 9.3% in 2008 compared to 2007. The decline in operating income reflects revenue growth in the region offset by increases in operating expenses of $16,000. Excluding the effect of foreign currency translations, operating income declined by 6.5% in 2009 compared to 2008.

How Exchange Rates Affect Our Results

        We operate globally, deriving a significant portion of our operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results. We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations. In 2009, foreign currency translation increased U.S. dollar revenue decline by approximately 1.9 percentage points, while the impact on operating income decline was an approximate decrease of 8.8 percentage points. In 2008, foreign currency translation increased U.S. dollar revenue growth by approximately 3.1 percentage points, while the impact on operating income growth was an approximate increase of 8.4 percentage points.

        Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Swiss Franc. Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are charged or credited to Cumulative translation adjustment in the Consolidated Statements of Shareholders' Equity (Deficit). The effect of exchange rate changes during 2009 increased the U.S. dollar amount of Cash and cash equivalents by $16,788. The effect of exchange rate changes during 2008 decreased the U.S. dollar amount of Cash and cash equivalents by $14,529. The effect of exchange rate changes during 2007 increased the U.S. dollar amount of Cash and cash equivalents by $17,442.

Liquidity and Capital Resources

        Cash and cash equivalents increased $164,661 to $380,343 at December 31, 2009 compared to $215,682 at December 31, 2008. The increase reflects cash provided by operating activities of $542,588 and an increase of $16,788 due to the effect of exchange rate changes, partially offset by cash used in investing and financing activities of $119,757 and $274,958, respectively.

        We currently expect that we will use our Cash and cash equivalents primarily to fund:

  •
  development of software to be used in our new products and capital expenditures to expand and upgrade our information technology capabilities and to build or acquire facilities to house our business (we currently expect to spend approximately $95,000 to $115,000 over the next twelve months for software development and capital expenditures);

  •
  payments of approximately $107,000 related to our restructuring plans and our second quarter 2009 supplier contract-related charge, of which approximately $79,000 is expected to be paid over the next twelve months (see Note 6 to our Consolidated Financial Statements);

  •
  dividends to our shareholders (we expect that dividends will be $0.12 per share or approximately $22,000 over the next twelve months);

  •
  pension and other postretirement benefit plan contributions (we currently expect contributions to U.S. and non-U.S. pension and other postretirement benefit plans to total approximately $13,700 in 2010) (see Note 10 to our Consolidated Financial Statements for information regarding our pension and postretirement benefit plan expense);

  •
  acquisitions (see Note 4 to our Consolidated Financial Statements); and

  •
  share repurchases (see Note 14 to our Consolidated Financial Statements).

        Net cash provided by operating activities amounted to $542,588 for the year ended December 31, 2009, which represented an increase of $121,934 compared to cash provided by operating activities during the comparable period in 2008. The increase relates to higher accrued severance, impairment and other charges (see Note 6 to our Consolidated Financial Statements), higher deferred revenue balances, lower funding of accrued expenses and other current liabilities, lower accounts receivable balances and lower funding of prepaid expenses and other current assets, partially offset by lower accrued taxes, lower net income and higher funding of accounts payable during the year ended December 31, 2009. The decrease in accounts receivable was driven by a decrease in DSO (days sales outstanding), which was six days lower in 2009 as compared to 2008. The decrease in DSO was the result of stronger collections, improved receivables management and lower revenue.

        Net cash used in investing activities amounted to $119,757 for the year ended December 31, 2009, a decrease in cash used of $58,357 over the comparable period in 2008. The decrease relates to lower payments for acquisitions and lower capital expenditures, partially offset by higher additions to computer software and an increase in restricted cash (see Note 2 to our Consolidated Financial Statements) during the year ended December 31, 2009 as compared to the comparable period in 2008.

        Net cash used in financing activities amounted to $274,958 for the year ended December 31, 2009, an increase of $44,380 compared to cash used in financing activities during the comparable period in 2008. This increase was due to lower net borrowings of debt, the purchase of third-party ownership interests in IMS Health Licensing Associates, L.L.C. (see Note 7 to our Consolidated Financial Statements), a decrease in cash overdrafts and lower proceeds from the exercise of stock options, partially offset by the absence of purchases of treasury stock during the year ended December 31, 2009 as compared to the prior year comparable period.

        Our financing activities include cash dividends we paid of $0.03 per share quarterly, which amounted to $21,762 and $22,183 during the year ended December 31, 2009 and 2008, respectively.

The payments and level of cash dividends made by us are subject to the discretion of our Board of Directors. Any future dividends will be based on, and affected by, a number of factors, including our operating results and financial requirements.

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

Liquidity in the Capital and Credit Markets

        We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from continuing operations and our diversified credit facility ($571,089 in aggregate commitment available as of December 31, 2009). While not significant to us to date, contraction in capital and credit markets may result in increased borrowing costs in the future.

Credit Concentrations

        We continually monitor our positions with, and the credit quality of, the financial institutions which are counterparties to our financial instruments and do not anticipate non-performance by the counterparties. We would not have realized a material loss during the year ended December 31, 2009 in the event of non-performance by any one counterparty. In general, we enter into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, we limit the amount of credit exposure with any one institution. Particularly in light of the current credit environment, management will continue to monitor the status of these counterparties and will take action, as appropriate, to further manage its counterparty credit risk.

        We maintain accounts receivable balances ($322,569 and $382,776, net of allowances, at December 31, 2009 and December 31, 2008, respectively), principally from customers in the pharmaceutical industry. Our trade receivables do not represent significant concentrations of credit risk at December 31, 2009 due to the credit worthiness of our customers and their dispersion across many geographic areas.

Tax and Other Contingencies

        We are exposed to certain known tax and other contingencies that are material to our investors. The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Notes 12 and 15 to our Consolidated Financial Statements.

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

        On December 18, 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000 shares. As of December 31, 2009, 9,505 shares remained available for repurchase under the December 2007 program.

        During 2009, we did not repurchase any shares of outstanding Common Stock under this program.

        During 2008, we repurchased 10,495 shares of outstanding Common Stock under this program at a total cost of $238,046.

        These shares repurchases positively impacted our diluted earnings per share by $0.06 for the year ended December 31, 2008.

        Shares acquired through our repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with SEC Rule 10b-18.

        Under our Restated Certificate of Incorporation, as amended, we have the authority to issue 820,000 shares with a par value of $.01 per share of which 800,000 represent shares of Common Stock, 10,000 represent shares of preferred stock and 10,000 represent shares of Series Common Stock. The preferred stock and Series Common Stock can be issued with varying terms, as determined by the Board of Directors.

Debt

        In recent years, we have increased debt levels to balance appropriately the objective of generating an attractive cost of capital with providing us with a reasonable amount of financial flexibility. At December 31, 2009, our debt totaled $1,244,653, and management does not believe that this level of debt poses a material risk to us due to the following factors:

  •
  in each of the last three years, we have generated strong net cash provided by operating activities in excess of $400,000;

  •
  at December 31, 2009, we had $380,343 in worldwide cash and cash equivalents;

  •
  at December 31, 2009, we had $571,089 of unused debt capacity under our existing bank credit facilities; and

  •
  we believe that we have the ability to obtain additional debt capacity outside of our existing debt arrangements.

        The following table summarizes our long-term debt at December 31, 2009 and December 31, 2008:

	2009	2008
5.58% Private Placement Notes, principal payment of $105,000 due January 2015	$105,000	$105,000
5.99% Private Placement Notes, principal payment of $135,000 due January 2018	135,000	135,000
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000
1.70% Private Placement Notes, principal payment of 34,395,000 Japanese Yen due January 2013	375,742	381,304
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 0.78%	359,511	435,895
U.S. Dollar denominated borrowings at average floating rates of approximately 1.22%	69,400	147,000
Bank Term Loan, principal payment of $50,000 due June 2011 at average floating rate of approximately 0.54%	50,000	50,000

Total Long-Term Debt	$1,244,653	$1,404,199

        In February 2008, we closed a private placement transaction pursuant to which we issued $105,000 of seven-year debt at a fixed rate of 5.58%, and $135,000 of ten-year debt at a fixed rate of 5.99% to several highly rated insurance companies. We used the proceeds for share repurchases (see Note 14 to our Consolidated Financial Statements) and to refinance existing debt.

        In July 2006, we entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks ("Revolving Credit Facility") replacing our existing $700,000 facility. The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits. Total borrowings under the Revolving Credit Facility were $428,911 and $582,895 at December 31, 2009 and December 31, 2008, respectively, all of which were classified as long-term. We define long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement. In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 55 basis points and can vary based on our Debt to EBITDA ratio. The weighted average interest rates for our lines were 0.85% and 1.36% at December 31, 2009 and December 31, 2008, respectively. In addition, we are required to pay a commitment fee on any unused portion of the facilities of 0.01%. At December 31, 2009, we had approximately $571,089 available under our existing bank credit facilities.

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

        In April 2006, we closed a private placement transaction pursuant to which we issued $150,000 of ten-year notes to two highly rated insurance companies at a fixed rate of 5.55%. We used the proceeds to refinance existing debt of $150,000 drawn under a short-term credit agreement with a bank in January 2006.

        In January 2006, we closed a private placement transaction pursuant to which our Japanese subsidiary issued 34,395,000 Japanese Yen seven-year debt (equal to $300,000 at date of issuance) to several highly rated insurance companies at a fixed rate of 1.70%. We used the proceeds to refinance existing debt in Japan.

        Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of our main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges. At December 31, 2009, we were in compliance with these financial debt covenants.

Severance, Impairment and Other Charges

        In response to accelerating healthcare marketplace dynamics compounded by a sustained economic downturn, during the third quarter of 2009, we committed to a streamlining program (the "Plan") designed to eliminate approximately 850 positions in all areas of our business and in all regions in which we operate; however, the majority of actions are planned for our EMEA region. As a result of our Plan to reduce and consolidate the number of operating units, the Plan further includes charges for certain real estate lease impairments along with related accelerated depreciation.

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

        During the third quarter of 2009 we recorded $104,301 in Severance, impairment and other charges for employee termination benefits and facility exit costs and $2,024 in accelerated Depreciation and other amortization related to the facility exits. During the fourth quarter of 2009, we recorded an additional $1,272 in Severance, impairment and other charges for facility exit costs and $2,166 in accelerated Depreciation and other amortization related to the facility exits.

        The severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable. Employee termination actions under the Plan are expected to be completed by the end of the third quarter of 2010.

	Severance Related Reserves	Facility Exit Charges	Non-Cash Compensation Charges	Currency Translation Adjustments	Total
Charge at August 31, 2009	$100,653	$2,610	$1,038	$—	$104,301
Charge at December 31, 2009	—	1,272	—	—	1,272
2009 utilization	(9,709)	(154)	(1,038)	—	(10,901)
Currency translation adjustments	—	—	—	760	760

Balance at December 31, 2009	$90,944	$3,728	$—	$760	$95,432

        We currently expect that cash outlays will be applied against the remaining balance in the 2009 charge at December 31, 2009 as follows:

Year Ended December 31,	Outlays
2010	$76,315
2011	15,603
2012	931
2013	343
2014	341
Thereafter	1,899

Total	$95,432

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

        During the fourth quarter of 2009, we recorded $11,270 in charges as a component of operating income related to non-cash impairment charges for the write-down of certain capitalized software and prepaid assets to their net realizable values in our EMEA and Asia Pacific regions. The write-downs were the result of the regular review of our assets. Additionally, we recorded $2,904 in charges as a component of operating income related to capital contributed by selling shareholders of a previously acquired business.

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

	Severance Related Reserves	Contract Related Reserves	Asset Write-Downs	Currency Translation Adjustments	Total
Charge at December 31, 2007	$71,583	$3,460	$13,647	$—	$88,690
2007 utilization	—	—	(13,647)	—	(13,647)
2008 utilization	(48,645)	(2,150)	—	—	(50,795)
2009 utilization	(17,189)	(817)	—	—	(18,006)
2009 reversals	(397)	(493)	—	—	(890)
Currency translation adjustments	—	—	—	(1,825)	(1,825)

Balance at December 31, 2009	$5,352	$—	$—	$(1,825)	$3,527

        We currently expect that cash outlays will be applied against the remaining balance in the 2007 charge at December 31, 2009 as follows:

Year Ended December 31,	Outlays
2010	$2,675
2011	717
2012	135

Total	$3,527

Contractual Obligations

        Our contractual obligations include facility leases, agreements to purchase data and telecommunications services, leases of certain computer and other equipment and projected pension and other postretirement benefit plan contributions. At December 31, 2009, the minimum annual payment under these agreements and other contracts that have initial or remaining non-cancelable terms in excess of one year are as listed in the following table:

	Year
	2010	2011	2012	2013	2014	Thereafter	Total
Operating Leases(1)	$38,467	$35,784	$28,930	$19,246	$14,492	$42,987	$179,906
Data Acquisition and Telecommunication Services(2)	178,337	125,229	81,730	43,755	23,959	1,703	454,713
Computer and Other Equipment Leases(3)	22,766	16,017	7,773	4,661	2,055	631	53,903
Projected Pension and Other Postretirement Benefit Plan Contributions(4)	13,700	—	—	—	—	—	13,700
Long-term Debt(5)	29,431	506,358	25,464	398,279	22,271	423,312	1,405,115
Other Long-term Liabilities(6)	95,909	30,054	15,748	16,040	17,301	108,156	283,208

Total	$378,610	$713,442	$159,645	$481,981	$80,078	$576,789	$2,390,545

(1)
Rental expense under real estate operating leases for the years 2009, 2008 and 2007 was $35,195, $35,028 and $35,646, respectively.

(2)
Expense under data and telecommunications contracts for the years 2009, 2008 and 2007 was $211,530, $182,819 and $165,230, respectively.

(3)
Rental expense under computer and other equipment leases for the years 2009, 2008 and 2007 was $21,077, $20,723 and $24,299, respectively. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.

(4)
Our contributions to pension and other postretirement benefit plans for the years 2009, 2008 and 2007 were $10,231, $12,120 and $9,473, respectively. The estimated contribution amount shown for 2010 includes both required and discretionary contributions to funded plans as well as benefit payments from unfunded plans. The majority of the expected contribution shown for 2010 is required.

(5)
Amounts represent the principal balance plus estimated interest expense based on current interest rates under our long-term debt (see Note 9 to our Consolidated Financial Statements).

(6)
Includes estimated future funding requirements related to pension and postretirement benefits (see Note 10 to our Consolidated Financial Statements) and the long-term portions of the 2009 and 2007 severance, impairment and other charges (see Note 6 to our Consolidated Financial Statements). As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: deferred taxes ($70,549) and uncertain tax benefits reserve ($69,041).

        Under the terms of certain purchase agreements related to acquisitions consummated in 2008 and prior, we may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2009. These additional payments will be recorded as compensation expense. We paid approximately $2,400 under such contingencies during 2009. Based on current estimates, we expect that additional contingent consideration under these agreements may total approximately $1,800. It is expected that these contingencies will be resolved during the first half of 2010.

Off-Balance Sheet Obligations

        As of December 31, 2009, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of SEC Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

        It is our policy to enter into foreign currency transactions only to the extent necessary to meet our objectives as stated above. We do not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged are the Euro, the Japanese Yen, the British Pound, the Swiss Franc and the Canadian Dollar. See Note 9 to our Consolidated Financial Statements.

        The contractual value of our hedging instruments was approximately $433,096 at December 31, 2009. The fair value of these hedging instruments is subject to change as a result of potential changes in foreign exchange rates. We assess our market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values based on a hypothetical 10% change in currency rates. The potential loss in fair value for foreign exchange rate-sensitive instruments, all of which were foreign currency forward contracts, based on a hypothetical 10% decrease in the value of the U.S. dollar or, in the case of non-dollar-related instruments, the currency being purchased, was $18,880 at December 31, 2009. However, the change in the fair value of foreign exchange rate-sensitive instruments would likely be offset by a change in the fair value of the asset or liability being hedged. The estimated fair values of the foreign exchange risk management contracts were determined based on quoted market prices.

        We also borrow funds and since the interest rate associated with those borrowings changes over time, we are subject to interest rate risk. We have not hedged all of this exposure. We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the increase in annual interest expense based on a hypothetical 1% increase in interest rates. This would have amounted to approximately $4,168 at December 31, 2009.

        In January 2010, the Venezuelan government announced the devaluation of its currency and established a two-tier foreign exchange structure. The official exchange rate for essential goods was adjusted from 2.15 Venezuelan Bolívars ("Bolívars") to each U.S. Dollar to 2.60 and the official exchange rate for non-essential goods was adjusted from 2.15 Bolívars to each U.S. Dollar to 4.30. We expect that our products will be classified as non-essential. Our Swiss operating subsidiary, IMS AG, maintains certain account balances in Bolívars (mainly Cash and cash equivalents). As these balances are held in a non-functional currency of IMS AG, it is required that we mark-to-market these balances at each reporting date and reflect these movements as gains or losses in income. Separately, Venezuela has been designated hyper-inflationary effective January 1, 2010, and as such, all future foreign currency fluctuations will also be recorded in income for certain account balances at our local Venezuelan operating subsidiary. While we continue to evaluate the impact of these actions by the Venezuelan government, we expect to record a pre-tax charge of approximately $10,000 to Other expense, net in the first quarter of 2010 related to the remeasurement of the IMS AG Bolívar account balances and the remeasurement of certain local Venezuelan account balances under the assumption that the 4.30 rate will apply. In addition to the January 2010 devaluation, Venezuela had imposed currency exchange restrictions in February 2003, and subsequently adjusted its official exchange rates in February 2004 and once again in March 2005, and as a result, we have recognized exchange losses in the past. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls imposed by the Venezuelan government.

Forward-Looking Statements and Risk Factors

        This Annual Report on Form 10-K and documents to which we refer you in this Annual Report, as well as information included in oral statements or other written statements made or to be made by us, contain statements that, in our opinion, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "project," "estimate," "will," "may," "should," "future," "predicts," "potential," "continue" and similar expressions identify these forward-looking statements, which appear in a number of places in this Annual Report on Form 10-K (and documents to which we refer you in this Annual Report) and include, but are not limited to, all statements relating directly or indirectly to, the timing or likelihood of completing the Merger, plans for future growth and other business development activities as well as capital expenditures, financing sources, dividends and the effects of regulation and competition, foreign currency conversion and all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers. Investors are cautioned that such forward-looking statements are not assurances for future performance or events and involve risks and uncertainties that could cause actual results and developments to differ materially from those covered in such forward-looking statements. These risks and uncertainties include, but are not limited to the factors or matters contained or incorporated by reference in this document, and the following factors:

  •
  risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks—we derived approximately 63% of our operating revenue in 2009 from non-U.S. operations;

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

  •
  uncertainties associated with completion of our restructuring plans discussed in Note 6 to our Consolidated Financial Statements and under "Severance, Impairment and Other Charges" in Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the impact of the restructuring activities on our business and financial results, including the timing of the activities and the associated costs and the ability to achieve projected cost savings;

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

  •
  the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that could require us to pay a termination fee;

  •
  the failure to obtain the necessary equity and debt financing set forth in commitment letters received in connection with the Merger or the failure of that financing to be sufficient to complete the Merger and the transactions contemplated thereby;

  •
  the inability to complete the Merger due to the failure to satisfy the conditions to completion of the Merger;

  •
  the failure of the Merger to close for any other reason;

  •
  risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the proposed Merger;

  •
  the outcome of any legal proceedings that have been or may be instituted against us and/or others relating to the Merger Agreement;

  •
  diversion of management's attention from ongoing business concerns;

  •
  the effect of the announcement of the Merger on our business relationships, operating results and business generally; and

  •
  the amount of the costs, fees, expenses and charges related to the Merger.

        Consequently, all of the forward-looking statements we make in this document are qualified by the information contained herein, including, but not limited to, the information contained under this heading and our Consolidated Financial Statements and notes thereto and by the material set forth under the headings "Business" and "Risk Factors" in Part I, Items 1 and 1A, respectively, of this Annual Report on Form 10-K. We are under no obligation to publicly release any revision to any forward-looking statement contained or incorporated herein to reflect any future events of occurrences. You should carefully consider the cautionary statements contained or referred to in this section in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf.

Critical Accounting Policies

        Note 2 to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Following is a brief discussion of the more significant accounting policies and methods used by us.

        Management's discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.

        The preparation of financial statements and related disclosures in accordance with generally accepted accounting principles in the U.S. require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. The most significant estimates relate to allowances, valuation of work-in-process inventories, investments, depreciation of fixed assets including salvage values, carrying value of goodwill and intangible assets, provision for income taxes and tax assets and liabilities, reserves for severance, pensions, employee benefits, stock-based compensation, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could vary from the estimates and assumptions used in the preparation of the accompanying Consolidated Financial Statements.

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

        We offer various I&A products developed to meet our customers' needs by using data secured from a worldwide network of suppliers. Our revenue arrangements may include multiple elements. A typical I&A arrangement (primarily under fixed-price contracts) may include an ongoing subscription-based deliverable for which revenue is recognized ratably as earned over the contract period, and/or a one-time delivery of historical data ("backdata") for which revenue is recognized upon delivery, assuming all other criteria are met. These deliverables qualify as separate units of accounting as each has value on a standalone basis to the customer, objective and reliable evidence of fair value for any undelivered item(s) exists, and where the arrangement includes a general right of return relative to the delivered item(s), delivery of the undelivered item(s) is probable and within our control. We allocate revenue to each element within our arrangements based upon their respective relative fair values. Fair values for these elements are based upon the normal pricing practices for ongoing subscriptions and backdata when sold separately. We defer revenue for any undelivered elements, and recognize revenue when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for such element as noted above. If we cannot objectively determine the fair value of any undelivered element, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

        We enter into barter transactions in the normal course in which we exchange data for data, or data for other services such as advertising, software licenses and panel recruitment. We recognize revenue from barter transactions as our products are delivered or services are performed. The related barter expense is recognized as the products or services are utilized by us, the majority of which is in the same accounting period as the related barter revenue. Barter transactions are valued based on either the fair value of the products or services received by us or the fair value of the information or services delivered to customers, whichever is more clearly evident. Our barter revenues have accounted for approximately 3% to 4% of total consolidated revenues in each of the three years ended December 31, 2009.

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

        PENSIONS AND OTHER POSTRETIREMENT BENEFITS.    We provide a number of retirement benefits to our employees, including defined benefit pension plans and postretirement medical plans. The determination of benefit obligations and expense is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, expected return on plan assets, cash balance crediting rate, lump sum conversion rate and the assumed rate of compensation increases. In addition, retiree medical care cost trend rates are a key assumption used exclusively in determining costs for our post retirement health care and life insurance benefits plan. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as the turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them when our experience deems it appropriate to do so.

        The discount rate is the rate at which the benefit obligations could be effectively settled and is determined annually by management. For U.S. plans, the discount rate is based on results of a modeling process in which the plans' expected cash flow (determined on a projected benefit obligation basis) is matched with spot rates developed from a yield curve comprised of high-grade (Moody's Aa and above, or Standard and Poor's AA and above) non-callable corporate bonds to develop the present value of the expected cash flow, and then determining the single rate (discount rate) which when applied to the expected cash flow derives that same present value. In the U.K. specifically, the discount rate is set based on the yields available on a universe of approximately of 150 high quality (Aa rated) corporate bonds denominated in UK sterling, appropriate to the duration of the plan liabilities. For the other non-U.S. plans, the discount rate is based on the current yield of an index of high quality corporate bonds. At December 31, 2009, the discount rate was 6.0%, unchanged from December 31, 2008 for our U.S. pension plans and postretirement benefit plan. Similarly, the discount rate for our U.K. pension plan was unchanged at 6.0%. The U.S. and U.K. plans represent 97% of the consolidated benefit obligation as of December 31, 2009. The discount rate in other non-U.S. countries decreased, where the range of applicable discount rates at December 31, 2009 was 2.2%—10.4%. These smaller non-U.S. plans constitute only 3% of the consolidated benefit obligation at December 31, 2009. As a sensitivity measure, a 25 basis point increase in the discount rate for our U.S. plan, absent any offsetting changes in other assumptions would result in a decrease of pension expense of approximately $95 within the Consolidated Statements of Income. For our U.K. plan, a 25 basis point increase in the discount rate, absent any offsetting changes in other assumptions, would result in a decrease in pension expense of approximately $668 within the Consolidated Statements of Income.

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

        In selecting an expected return on plan asset assumption, we consider the returns being earned by each plan investment category in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. At January 1, 2010, the expected return on plan assets for the U.S. pension plans is 8.5%, which is unchanged versus January 1, 2009. Outside the U.S. the range of applicable expected rates of return is 1.5%—7.25% as of January 1, 2010 versus a range of 1.5%—7.5% as of January 1, 2009. The actual return on plan assets will vary from year to year versus this assumption. We believe it is appropriate to use long-term expected forecasts in selecting the expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts. The expected return on assets ("EROA") was $24,104 and $31,454 and the actual return on assets was $54,930 and ($90,414), respectively, for the years ended December 31, 2009 and 2008. As a sensitivity measure, a 25 basis point change in the EROA assumption for our U.S. plan, absent any offsetting changes in other assumptions, would result in approximately $397 of an increase or decrease in pension expense within the Consolidated Statements of Income. For our U.K. plan, a 25 basis point change in the EROA assumption, absent any offsetting changes in other assumptions, would result in approximately $374 of an increase or decrease in pension expense within the Consolidated Statements of Income. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension and postretirement obligations and future expense.

        We utilize a corridor approach to amortizing unrecognized gains and losses in the pension and postretirement plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service-life of active employees expected to receive benefits. At December 31, 2009, the weighted-average remaining service-life of active employees was 10.67 years.

        During fiscal 2009, we contributed $10,231 to our pension and postretirement benefit plans which included voluntary contributions above the minimum requirements for the pension plans. We currently expect to contribute $13,473 in required contributions and $274 in discretionary contributions to our pension and postretirement benefit plans during fiscal 2010. We may make additional contributions into our pension plans in fiscal 2010 depending on, among other factors, how the funded status of those plans changes and in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts we may deem to be appropriate.

        At December 31, 2009, the projected benefit obligation exceeded the fair value of assets in our pension plans by $30,353.

        As of January 1, 2008, we utilize a fiscal year end measurement date for all plans.

        Additional information on pension and other postretirement benefit plans is contained in Note 10 to the Consolidated Financial Statements.

        COMPUTER SOFTWARE.    Direct costs incurred in the development of our external-use computer software to be sold, leased or otherwise marketed are capitalized. Research and development costs incurred to establish technological feasibility of a computer software product are expensed in the periods in which they are incurred. Capitalization ceases and amortization starts when the product is available for general release to customers. External-use computer software costs are amortized on a product by product basis generally over three to seven years. Annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. We periodically review the unamortized capitalized costs of our computer software based on a comparison of the carrying value of the software with its estimated net realizable value. We recognize immediately any impairment losses on external-use software as a result of our review, or upon our decision to discontinue a product. See Note 5 to our Consolidated Financial Statements.

        Capitalized internal-use software costs are amortized on a straight-line basis generally over three to five years.

        GOODWILL.    Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired, and is not amortized. We review the recoverability of goodwill annually (or based on any triggering event) by comparing the estimated fair values (based on discounted cash flow analysis) of reporting units with their respective net book values. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its fair value. We completed our annual impairment tests as of September 30, 2009, 2008 and 2007 and were not required to recognize any goodwill impairment charges. Due to market conditions during the fourth quarter of 2008, at December 31, 2008 we reviewed our goodwill impairment analysis and determined that no trigger event had occurred subsequent to September 30, 2008 requiring us to update our goodwill impairment test. See Note 5 of our Consolidated Financial Statements.

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

        FOREIGN CURRENCY TRANSLATION.    We have significant investments in non-U.S. countries. Therefore, changes in the value of foreign currencies affect our Consolidated Financial Statements when translated into U.S. dollars. For all operations outside the U.S. where we have designated the local currency as the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. For these countries, currency translation adjustments are accumulated in a separate component of Shareholders' Equity (Deficit), whereas transaction gains and losses are recognized in Other expense, net. For operations in countries that are considered to be highly inflationary or where the U.S. dollar is designated as the functional currency, monetary assets and liabilities are remeasured using end-of-period exchange rates, whereas non-monetary accounts are remeasured using historical exchange rates, and all remeasurement and transaction adjustments are recognized in Other expense, net.

        STOCK-BASED COMPENSATION.    We maintain stock incentive plans, which provide for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to eligible employees and Non-Employee Directors. We are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period of the award in our Consolidated Statements of Income. As the stock-based compensation is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. We are required to estimate the forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, we accounted for stock-based awards to employees and directors using the intrinsic value method. Under the intrinsic value method, stock-based compensation expense had been recognized in our Consolidated Statements of Income only for stock option modifications and restricted stock units because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. See Note 11 to our Consolidated Financial Statements for additional information.

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

Recently Issued Accounting Standards

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance codifying generally accepted accounting principles in the U.S. ("GAAP"). This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this authoritative guidance did not have a material impact on our financial results.

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

        In December 2008, the FASB issued authoritative guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance was effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this guidance are not required for earlier periods presented for comparative purposes. As this guidance requires only additional disclosures, its adoption did not have a material impact on our financial results.

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

        In June 2009, the FASB issued authoritative guidance eliminating the concept of qualifying special-purpose entities ("QSPEs"), changing the requirements for derecognizing financial assets and requiring additional disclosures about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of this authoritative guidance is not expected to have a material impact on our financial results.

        In June 2009, the FASB issued authoritative guidance eliminating the exemption for QSPEs, requiring a new approach for determining who should consolidate variable-interest entities ("VIEs"), and changing when it is necessary to reassess who should consolidate VIEs. This guidance shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this authoritative guidance is not expected to have a material impact on our financial results.

        In October 2009, the FASB issued authoritative guidance revising the current accounting treatment to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This guidance is applicable to revenue arrangements entered into or materially modified during the company's first fiscal year that begins after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating this authoritative guidance to determine any potential impact that it may have on our financial results.

        In October 2009, the FASB issued authoritative guidance changing the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality, are no longer within the scope of the software revenue guidance. This guidance is applicable to revenue arrangements entered into or materially modified during the company's first fiscal year that begins after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating this authoritative guidance to determine any potential impact that it may have on our financial results.

IMS Health Common Stock Information

        IMS's Common Stock is listed on the New York Stock Exchange (symbol "RX"). The number of shareholders of record on December 31, 2009 and 2008 were approximately 3,389 and 3,800, respectively. Total shares outstanding on December 31, 2009 and 2008, were approximately 182,658 and 181,482, respectively. Approximately 99.0% of IMS's shares are held by institutions. The following table shows the high and low sales prices for our Common Stock during the four quarters of 2009 and 2008:

	Price Per Share ($) 2009		Price Per Share ($) 2008
	High	Low	High	Low
First Quarter	16.42	11.12	24.88	20.01
Second Quarter	14.11	11.80	25.46	21.09
Third Quarter	15.81	11.50	23.74	17.73
Fourth Quarter	21.68	14.51	19.63	9.63

Year	21.68	11.12	25.46	9.63

Dividends

        The payments and level of cash dividends by IMS are subject to the discretion of the Board of Directors of IMS. For the years ended December 31, 2009 and 2008, IMS declared quarterly dividends of $0.03 per share or $0.12 per share on an annual basis. Any future dividends declared by the Board of Directors of IMS will be based on, and affected by, a number of factors, including the operating results and financial requirements of IMS.

Reconciliation of U.S. GAAP Measures to Non-GAAP Measures(a)

	2009		2008		2007
Selling and administrative expenses	$661,510		$650,218		$626,888
Non-GAAP adjustment	—		(3,748	)(e)	—

Non-GAAP Selling and administrative expenses	$661,510		$646,470		$626,888

Operating Income	$270,888		$498,305		$393,279
Non-GAAP adjustment	11,000	(b)	3,748	(e)	88,690	(g)
Non-GAAP adjustment	105,573	(c)	9,408	(f)	—
Non-GAAP adjustment	4,190	(c)	—		—
Non-GAAP adjustment	38,712	(d)	—		—

Non-GAAP Operating Income	$430,363		$511,461		$481,969

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

(b)
Represents $11,000 of expense for professional services consisting of investment banker, legal and accounting fees related to the proposed acquisition of IMS by Healthcare Technology Holdings, Inc., an entity created by certain affiliates of TPG Capital, L.P. and the Canada Pension Plan Investment Board (see Note 16 to our Consolidated Financial Statements).

(c)
Represents $105,573 of severance, impairment and other charges recorded in the second half of 2009 for employee termination benefits and facility exit costs as a result of the streamlining program we announced in July 2009 in response to accelerating healthcare marketplace dynamics compounded by a sustained economic downturn. Additionally, we recorded $4,190 of accelerated depreciation and amortization charges related to exited facilities which are included in Depreciation and other amortization. See Note 6 to our Consolidated Financial Statements. Severance, impairment and other charges were also recorded in 2000, 2001, 2003, 2004 and 2007 and there can be no assurances that such charges will not be recorded in the future.

(d)
Represents $38,712 of impairment and other charges recorded in the second and fourth quarters of 2009 for the write-down of certain capitalized software and prepaid assets to their net realizable values, supplier contract-related charges to be incurred with no future economic benefit, capital contributed by selling shareholders of a previously acquired business, partially offset by reversals related to our 2007 restructuring plan (see Note 6 to our Consolidated Financial Statements).

(e)
Represents expense incurred of $3,748 recorded in 2008 related to our Government Solutions subsidiary (see Note 15 to our Consolidated Financial Statements). This subsidiary had discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS in May 2005). Upon discovery of the potential noncompliance, we began remediation efforts, promptly disclosed the potential noncompliance to the U.S. government, and were accepted into the Department of Defense Voluntary Disclosure Program. We filed our Voluntary Disclosure Program Report ("Disclosure Report") on August 29, 2008. Based on our findings as disclosed in the Disclosure Report, we recorded a reserve of approximately $3,748 for this matter in the third quarter of 2008. We are currently unable to determine the outcome of this matter pending the resolution of the Voluntary Disclosure Program process and our ultimate liability arising from this matter could exceed our current reserve. For geographical reporting purposes, this subsidiary is included in our Americas region.

(f)
Represents $9,408 of impairment charges in 2008 for the write-off of certain capitalized software assets in our EMEA and Asia Pacific regions resulting from the discontinuation of certain IMS products at the end of 2008 (see Note 6 to our Consolidated Financial Statements).

(g)
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

        Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in Internal Control—Integrated Framework issued by the COSO. The effectiveness of the Company's internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, as stated in their report included herein.

David R. Carlucci
 Chairman, Chief Executive Officer and President

Leslye G. Katz
 Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of IMS Health Incorporated:

        In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income, cash flows and shareholders' equity present fairly, in all material respects, the financial position of IMS Health Incorporated and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 12 to the Consolidated Financial Statements, the Company adopted the Uncertainty in Income Taxes standard on January 1, 2007. As discussed in Note 7 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for noncontrolling interests effective January 1, 2009.

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

PricewaterhouseCoopers LLP
New York, New York
February 17, 2010

IMS Health Incorporated

Consolidated Statements of Financial Position

	As of December 31,
(Dollars and shares in thousands, except per share data)	2009	2008
Assets:
Current Assets:
Cash and cash equivalents	$380,343	$215,682
Restricted cash	4,319	—
Accounts receivable, net of allowances of $7,709 and $5,960 in 2009 and 2008 respectively	322,569	382,776
Other current assets (Note 17)	190,445	174,099

Total Current Assets	$897,676	$772,557

Securities and other investments (Note 8)	8,324	7,121
Property, plant and equipment, net of accumulated depreciation of $214,859 and $208,340 in 2009 and 2008, respectively	181,680	183,055
Computer software	254,921	253,583
Goodwill (Note 5)	700,250	663,532
Other assets (Note 17)	179,864	207,289

Total Assets	$2,222,715	$2,087,137

Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity (Deficit):
Current Liabilities:
Accounts payable	$105,432	$119,798
Accrued and other current liabilities	392,139	275,764
Accrued income taxes	12,934	47,735
Short-term deferred tax liability	9,510	9,444
Deferred revenues	123,395	88,484

Total Current Liabilities	$643,410	$541,225

Postretirement and postemployment benefits	112,230	109,516
Long-term debt (Note 9)	1,244,653	1,404,199
Other liabilities (Note 17)	148,757	185,677

Total Liabilities	$2,149,050	$2,240,617

Commitments and Contingencies (Notes 13 and 15)
Redeemable Noncontrolling Interests (Note 7)	$—	$100,000

Shareholders' Equity (Deficit):
Common Stock, par value $.01, authorized 800,000 shares; issued 335,045 shares in 2009 and 2008, respectively	$3,350	$3,350
Capital in excess of par	547,723	546,478
Retained earnings	3,297,038	3,060,345
Treasury stock, at cost, 152,388 shares and 153,564 shares in 2009 and 2008, respectively	(3,549,146)	(3,576,446)
Cumulative translation adjustment	(130,693)	(171,990)
Unamortized postretirement and postemployment balances	(96,447)	(117,111)

Total IMS Health Shareholders' Equity (Deficit)	$71,825	$(255,374)

Noncontrolling Interests (Note 7)	1,840	1,894

Total Equity (Deficit)	$73,665	$(253,480)

Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity (Deficit)	$2,222,715	$2,087,137

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated

Consolidated Statements of Income

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2009	2008	2007
Information and analytics revenue	$1,706,744	$1,787,487	$1,700,244
Consulting and services revenue	483,001	542,041	492,327

Operating Revenue	$2,189,745	$2,329,528	$2,192,571

Operating costs of information and analytics	715,766	756,987	713,168
Direct and incremental costs of consulting and services	250,411	275,246	244,289
External-use software amortization	40,361	49,728	48,609
Selling and administrative expenses	661,510	650,218	626,888
Depreciation and other amortization	95,524	89,636	77,648
Severance, impairment and other charges (Note 6)	144,285	9,408	88,690
Merger costs (Note 16)	11,000	—	—

Operating Income	$270,888	$498,305	$393,279

Interest income	3,505	12,737	8,121
Interest expense	(36,514)	(47,188)	(37,867)
Gains from investments, net	41	379	2,317
Other expense, net	(1,306)	(41,441)	(8,459)

Non-Operating Loss, net	$(34,274)	$(75,513)	$(35,888)

Income before benefit from (provision) for income taxes	236,614	422,792	357,391
Benefit from (provision) for income taxes (Note 12)	24,005	(106,206)	(117,922)

Net Income	$260,619	$316,586	$239,469

Less: Net income attributable to noncontrolling interests (Note 7)	2,164	5,336	5,429

Net Income Attributable to IMS Health	$258,455	$311,250	$234,040

Basic Earnings Per Share of Common Stock	$1.42	$1.70	$1.20

Diluted Earnings Per Share of Common Stock	$1.42	$1.70	$1.18

Weighted average number of shares outstanding—basic	182,358	182,790	195,092
Dilutive effect of shares issuable as of period-end under stock option plans and other	142	792	2,770
Adjustment of shares outstanding applicable to exercised and cancelled stock options during the period	99	28	810

Weighted Average Number of Shares Outstanding—Diluted	182,599	183,610	198,672

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$260,619	$316,586	$239,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,885	139,364	126,257
Bad debt expense	2,894	2,267	3,092
Deferred income taxes	(44,861)	(11,931)	(19,743)
Gains from investments, net	(41)	(379)	(2,317)
Gain on sale of assets, net	(2,342)	(4,041)	(1,278)
Non-cash stock-based compensation charges	32,542	28,036	35,592
Non-cash portion of severance, impairment and other charges	32,422	9,408	13,647
Net tax (expense) benefit on stock-based compensation	(4,572)	(499)	12,304
Excess tax benefits from stock-based compensation	(54)	(94)	(5,103)
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net decrease (increase) in accounts receivable	52,291	31,931	(48,822)
Net decrease (increase) in work-in-process inventory	1,893	(1,654)	(5,606)
Net decrease (increase) in prepaid expenses and other current assets	8,760	(240)	(5,734)
Net (decrease) increase in accounts payable	(15,625)	1,580	28,035
Net increase (decrease) in accrued and other current liabilities	30,165	(12,550)	5,634
Net increase (decrease) in accrued severance, impairment and other charges	83,730	(51,057)	72,951
Net increase (decrease) in deferred revenue	31,852	(27,694)	(9,975)
Net decrease in accrued income taxes	(76,920)	(16,698)	23,439
Net decrease in pension assets (net of liabilities)	10,009	8,352	6,444
Net decrease (increase) in other long-term assets (net of long-term liabilities)	3,941	9,967	(1,398)

Net Cash Provided by Operating Activities	$542,588	$420,654	$466,888

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash Flows Used in Investing Activities:
Capital expenditures	$(31,604)	$(36,352)	$(61,182)
Additions to computer software	(85,787)	(77,642)	(103,954)
Proceeds from sale of assets	5,494	5,272	—
Net increase in restricted cash	(4,319)	—	—
Payments for acquisitions of businesses, net of cash acquired	(3,419)	(63,044)	(102,939)
Funding of venture capital investments	(1,400)	(1,700)	(1,600)
Other investing activities, net	1,278	(4,648)	(2,533)

Net Cash Used in Investing Activities	(119,757)	(178,114)	(272,208)

Cash Flows Used in Financing Activities:
Net (decrease) increase in revolving credit facility and other	(148,662)	(62,554)	194,581
Proceeds from private placement notes, short-term credit agreement and bank term loan	—	240,000	—
Repayment of private placement notes and short-term credit agreement	—	(150,000)	—
Payments for purchase of treasury stock	—	(238,046)	(466,479)
Proceeds from exercise of stock options	3,240	5,521	143,128
Excess tax benefits from stock-based compensation	54	94	5,103
Dividends paid	(21,762)	(22,183)	(23,886)
Proceeds from employee stock purchase plan and other	—	(25)	5,719
(Decrease) increase in cash overdrafts	(3,953)	3,378	(2,624)
Payments to noncontrolling interests	(103,875)	(6,763)	(6,761)

Net Cash Used in Financing Activities	(274,958)	(230,578)	(151,219)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	16,788	(14,529)	17,442

Increase (Decrease) in Cash and Cash Equivalents	164,661	(2,567)	60,903
Cash and Cash Equivalents, Beginning of Period	215,682	218,249	157,346

Cash and Cash Equivalents, End of Period	$380,343	$215,682	$218,249

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$34,642	$43,435	$36,021
Cash paid during the period for income taxes	$104,995	$130,191	$100,617
Cash received from income tax refunds	$10,121	$11,997	$4,982

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated
Consolidated Statements of Shareholders' Equity (Deficit)

							Accumulated Other Comprehensive Income (Loss)
	Shares
								Post Retirement Post Employ Adjust	Other Compre- hensive Income	Total IMS Health Shareholders' Equity (Deficit)
(Dollars and shares in thousands, except per share data)	Common Stock	Treasury Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment & Other				Non Controlling Interest	Total
Balance, December 31, 2006	335,045	134,367	$3,350	$497,955	$2,612,939	$(3,044,996)	$28,925	$(64,264)		$33,909	$410	$34,319

Net Income Attributable to IMS Health					234,040				$234,040	234,040	1,034	235,074
Cash Dividends ($0.12 per share)					(23,886)					(23,886)		(23,886)
Stock-Based Compensation Expense				35,592						35,592		35,592
Net Tax Benefit on Stock-Based Compensation				12,304						12,304		12,304
Treasury Shares Acquired Under Purchases		16,241		1,306		(467,785)				(466,479)		(466,479)
Treasury Shares Reissued Under:
Exercise of Stock Options		(6,299)		(2,498)		145,626				143,128		143,128
Vesting of Restricted Stock		(259)		(9,504)		5,991				(3,513)		(3,513)
Employee Stock Purchase Plan		(232)		345		5,374				5,719		5,719
Adoption of accounting for uncertainty in income taxes authoritative guidance					(51,815)					(51,815)		(51,815)
Cumulative Translation Adjustment							33,138		33,138	33,138		33,138
Postretirement and Postemployment Adjustments								7,680	7,680	7,680		7,680
Unrealized Gains on Other Investments, net							(132)		(132)	(132)		(132)

Total Comprehensive Income									$274,726		1,034

Balance, December 31, 2007	335,045	143,818	$3,350	$535,500	$2,771,278	$(3,355,790)	$61,931	$(56,584)		$(40,315)	$1,444	$(38,871)

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated

Consolidated Statements of Shareholders' Equity (Deficit) (Continued)

							Accumulated Other Comprehensive Income (Loss)
	Shares
								Post Retirement Post Employ Adjust		Total IMS Health Shareholders' Equity (Deficit)
(Dollars and shares in thousands, except per share data)	Common Stock	Treasury Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment		Other Comprehensive Income		Non Controlling Interest	Total
Balance, December 31, 2007	335,045	143,818	$3,350	$535,500	$2,771,278	$(3,355,790)	$61,931	$(56,584)		$(40,315)	$1,444	$(38,871)

Net Income Attributable to IMS Health					311,250				$311,250	311,250	940	312,190
Cash Dividends ($0.12 per share)					(22,183)					(22,183)		(22,183)
Stock-Based Compensation Expense				28,036						28,036		28,036
Net Tax Benefit on Stock-Based Compensation				(499)						(499)		(499)
Treasury Shares Acquired Under Purchases		10,495				(238,046)				(238,046)		(238,046)
Treasury Shares Reissued Under:
Exercise of Stock Options		(277)		(920)		6,441				5,521		5,521
Vesting of Restricted Stock		(473)		(15,642)		10,977				(4,665)		(4,665)
Employee Stock Purchase Plan		1		3		(28)				(25)		(25)
Cumulative Translation Adjustment							(233,921)		(233,921)	(233,921)	(490)	(234,411)
Postretirement and Postemployment Adjustments								(60,527)	(60,527)	(60,527)		(60,527)

Total Comprehensive Income									$16,802		450

Balance, December 31, 2008	335,045	153,564	$3,350	$546,478	$3,060,345	$(3,576,446)	$(171,990)	$(117,111)		$(255,374)	$1,894	$(253,480)

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS Health Incorporated

Consolidated Statements of Shareholders' Equity (Deficit) (Continued)

	Shares						Accumulated Other Comprehensive Income (Loss)
(Dollars and shares in thousands, except per share data)	Common Stock	Treasury Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Post Retirement Post Employ Adjust	Other Comprehensive Income	Total IMS Health Shareholders' Equity (Deficit)	Non Controlling Interest	Total
Balance, December 31, 2008	335,045	153,564	$3,350	$546,478	$3,060,345	$(3,576,446)	$(171,990)	$(117,111)		$(255,374)	$1,894	$(253,480)

Net Income Attributable to IMS Health					258,455				$258,455	258,455	276	258,731
Cash Dividends ($0.12 per share)					(21,762)					(21,762)		(21,762)
Stock-Based Compensation Expense				33,580						33,580		33,580
Net Tax Benefit on Stock-Based Compensation				(4,572)						(4,572)		(4,572)
Capital Contributed by Selling Shareholders of Acquired Business				2,904						2,904		2,904
Treasury Shares Reissued Under:
Exercise of Stock Options		(193)		(1,234)		4,474				3,240		3,240
Vesting of Restricted Stock		(983)		(29,433)		22,826				(6,607)		(6,607)
Cumulative Translation Adjustment							41,297		41,297	41,297	(330)	40,967
Postretirement and Postemployment Adjustments								20,664	20,664	20,664		20,664

Total Comprehensive Income									$320,416		(54)

Balance, December 31, 2009	335,045	152,388	$3,350	$547,723	$3,297,038	$(3,549,146)	$(130,693)	$(96,447)		$71,825	$1,840	$73,665

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 1. Basis of Presentation

        IMS Health Incorporated ("IMS," or the "Company") is the leading global provider of market intelligence to the pharmaceutical and healthcare industries. The Company offers leading-edge market intelligence products and services that are integral to its clients' day-to-day operations, including product and portfolio management capabilities; commercial effectiveness innovations; managed care and consumer health offerings; and consulting and services solutions that improve productivity and the delivery of quality healthcare worldwide. The Company's information products are developed to meet client needs by using data secured from a worldwide network of suppliers in more than 100 countries. The Company's business lines are:

  •
  Commercial Effectiveness to increase clients' productivity across end-to-end sales, marketing, promotional and performance management processes;

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

        On November 5, 2009, the Company entered into a merger agreement providing for the acquisition of the Company by Healthcare Technology Holdings, Inc., an entity created by certain affiliates of TPG Capital, L.P. ("TPG") and the Canada Pension Plan Investment Board ("CPPIB"). See Note 16 for further details.

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

        CASH AND CASH EQUIVALENTS AND RESTRICTED CASH.    Cash and cash equivalents include primarily time and demand deposits in the Company's operating bank accounts. The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Restricted cash consists of amounts not immediately available.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

        SECURITIES AND OTHER INVESTMENTS.    The Company holds investments in partnership interests in venture capital partnerships. The partnership interests are recorded in the financial statements at cost. On a quarterly basis the Company makes estimates of the market value of these investments and reduces the carrying value of the investments if there is an other-than-temporary decline in the fair value below cost. No investments had an estimated fair value less than the carrying value of the investment as of December 31, 2009 and 2008.

        PROPERTY, PLANT AND EQUIPMENT.    Buildings, machinery and equipment are recorded at cost and depreciated over their estimated useful lives to their salvage values using the straight-line method. Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. See Note 17.

        COMPUTER SOFTWARE.    Direct costs incurred in the development of the Company's external-use computer software to be sold, leased, or otherwise marketed are capitalized. Research and development costs incurred to establish technological feasibility of a computer software product are expensed in the periods in which they are incurred. Capitalization ceases and amortization starts when the product is available for general release to customers. External-use computer software costs are amortized on a product by product basis generally over three to seven years. Annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. The Company periodically reviews the unamortized capitalized costs of its computer software based on a comparison of the carrying value of the external-use software with its estimated net realizable value. The Company recognizes immediately any impairment losses on software as a result of its review, or upon the Company's decision to discontinue a product. See Note 5.

        Capitalized internal-use software costs are amortized on a straight-line basis generally over three to five years.

        GOODWILL.    Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired, and is not amortized. The Company reviews the recoverability of goodwill annually (or based on any triggering event) by comparing the estimated fair values (based on discounted cash flow analysis) of reporting units with their respective net book values. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its fair value. See Note 5.

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

        The Company offers various information and analytics ("I&A") products developed to meet its customers' needs by using data secured from a worldwide network of suppliers. The Company's revenue arrangements may include multiple elements. A typical I&A arrangement (primarily under fixed-price contracts) may include an ongoing subscription-based deliverable for which revenue is recognized ratably as earned over the contract period, and/or a one-time delivery of historical data ("backdata") for which revenue is recognized upon delivery, assuming all other criteria are met. These deliverables qualify as separate units of accounting as each has value on a standalone basis to the customer, objective and reliable evidence of fair value for any undelivered item(s) exists, and where the arrangement includes a general right of return relative to the delivered item(s), delivery of the undelivered item(s) is probable and within the Company's control. The Company allocates revenue to each element within its arrangements based upon their respective relative fair values. Fair values for these elements are based upon the normal pricing practices for ongoing subscriptions and backdata when sold separately. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with its revenue recognition policy for such element as noted above. If the Company cannot objectively determine the fair value of any undelivered element, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

        The Company enters into barter transactions in the normal course in which it exchanges data for data, or data for other services such as advertising, software licenses and panel recruitment. The Company recognizes revenue from barter transactions as its products are delivered or services are performed. The related barter expense is recognized as the products or services are utilized by the Company, the majority of which is in the same accounting period as the related barter revenue. Barter transactions are valued based on either the fair value of the products or services received by the Company or the fair value of the information or services delivered to customers, whichever is more clearly evident. The Company's barter revenues have accounted for approximately 3% to 4% of total consolidated revenues in each of the three years ended December 31, 2009.

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

        PENSIONS AND OTHER POSTRETIREMENT BENEFITS.    The Company provides a number of retirement benefits to its employees, including defined benefit pension plans and postretirement medical plans. The determination of benefit obligations and expense is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, expected return on plan assets, cash balance crediting rate, lump sum conversion rate and the assumed rate of compensation increases. In addition, retiree medical care cost trend rates are a key assumption used exclusively in determining costs for the Company's postretirement health care and life insurance benefit plans. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as the turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them when its experience deems it appropriate to do so.

        The discount rate is the rate at which the benefit obligations could be effectively settled and is determined annually by management. For U.S. plans, the discount rate is based on results of a modeling process in which the plans' expected cash flow (determined on a projected benefit obligation basis) is matched with spot rates developed from a yield curve comprised of high-grade (Moody's Aa and above, or Standard and Poor's AA and above) non-callable corporate bonds to develop the present value of the expected cash flow, and then determining the single rate (discount rate) which when applied to the expected cash flow derives that same present value. In the U.K. specifically, the discount rate is set based on the yields on a universe of approximately 150 high quality (Aa rated) corporate

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

bonds denominated in UK Sterling, appropriate to the duration of Plan liabilities. For the other non-U.S. plans, the discount rate is based on the current yield of an index of high quality corporate bonds. At December 31, 2009, the discount rate was 6.0%, unchanged from December 31, 2008 for its U.S. pension plans and postretirement benefit plan. Similarly, the discount rate for its U.K. pension plan was unchanged at 6.0%. The U.S. and U.K. plans represent 97% of the consolidated benefit obligation as of December 31, 2009. The discount rate in other non-U.S. countries decreased, where the range of applicable discount rates at December 31, 2009 was 2.2% – 10.4%. These smaller non-U.S. plans constitute only 3% of the consolidated benefit obligation at December 31, 2009. As a sensitivity measure, a 25 basis point increase in the discount rate for the Company's U.S. plan, absent any offsetting changes in other assumptions, would result in a decrease in pension expense of approximately $95 within the Consolidated Statement of Income. For the Company's U.K. plan, a 25 basis point increase in the discount rate, absent any offsetting changes in other assumptions, would result in a decrease in pension expense of approximately $668 within the Consolidated Statements of Income.

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

        In selecting an expected return on plan asset assumption, the Company considers the returns being earned by each plan investment category in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. At January 1, 2010, the expected return on plan assets for the U.S. pension plans is 8.5%, which is unchanged versus January 1, 2009. Outside the U.S. the range of applicable expected rates of return is 1.5% – 7.25% as of January 1, 2010 versus a range of 1.5% – 7.5% as of January 1, 2009. The actual return on plan assets will vary from year to year versus this assumption. The Company believes it is appropriate to use long-term expected forecasts in selecting the expected return on plan assets. As such, there can be no assurance that the Company's actual return on plan assets will approximate the long-term expected forecasts. The expected return on assets ("EROA") was $24,104 and $31,454 and the actual return on assets was $54,930 and ($90,414), respectively, for the years ended December 31, 2009 and 2008. As a sensitivity measure, a 25 basis point change in the EROA assumption for the Company's U.S. plan, absent any offsetting changes in other assumptions, would result in approximately $397 of an increase or decrease in pension expense within the Consolidated Statements of Income. For the Company's U.K. plan, a 25 basis point change in the EROA assumption, absent any offsetting changes in other assumptions, would result in approximately $374 of an increase or decrease in pension expense within the Consolidated Statements of Income. While the Company believes that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect its pension and postretirement obligations and future expense.

        The Company utilizes a corridor approach to amortizing unrecognized gains and losses in the pension and postretirement plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service-life of active employees expected to receive benefits. At December 31, 2009, the weighted-average remaining service-life of active employees was 10.67 years.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

        During fiscal 2009, the Company contributed $10,231 to its pension and postretirement benefit plans which included voluntary contributions above the minimum requirements for the pension plans. The Company currently expects to contribute $13,473 in required contributions and $274 in discretionary contributions to its pension and postretirement benefit plans during fiscal 2010. The Company may make additional contributions into its pension plans in fiscal 2010 depending on, among other factors, how the funded status of those plans changes and in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts the Company may deem to be appropriate.

        At December 31, 2009, the projected benefit obligation exceeded the fair value of assets in the Company's pension plans by $30,353.

        As of January 1, 2008, the Company utilizes a fiscal year end measurement date for all plans.

        Additional information on pension and other postretirement benefit plans is contained in Note 10.

        FOREIGN CURRENCY TRANSLATION.    The Company has significant investments in non-U.S. countries. Therefore, changes in the value of foreign currencies affect the Company's Consolidated Financial Statements when translated into U.S. dollars. For all operations outside the U.S. where the Company has designated the local currency as the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. For these countries, currency translation adjustments are accumulated in a separate component of Shareholders' Equity (Deficit), whereas transaction gains and losses are recognized in Other expense, net. For operations in countries that are considered to be highly inflationary or where the U.S. dollar is designated as the functional currency, monetary assets and liabilities are remeasured using end-of-period exchange rates, whereas non-monetary accounts are remeasured using historical exchange rates, and all remeasurement and transaction adjustments are recognized in Other expense, net.

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

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

        STOCK-BASED COMPENSATION.    The Company maintains stock incentive plans, which provide for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to eligible employees and Non-Employee Directors. The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period of the award in the Company's Consolidated Statements of Income. As the stock-based compensation is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company is required to estimate the forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method. Under the intrinsic value method, stock-based compensation expense had been recognized in the Company's Consolidated Statements of Income only for stock option modifications and restricted stock units because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. See Note 11 for additional information.

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

        USE OF ESTIMATES.    The preparation of financial statements and related disclosures in accordance with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The most significant estimates relate to allowances, valuation of work-in-process inventories, investments, depreciation of fixed assets including salvage values, carrying value of goodwill and intangible assets, provision for income taxes and tax assets and liabilities, reserves for severance, pensions and reserves for employee benefits, stock-based compensation, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The accounting estimates used in the preparation of the Company's Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Actual results

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

could vary from the estimates and assumptions used in the preparation of the Consolidated Financial Statements.

        RECLASSIFICATIONS.    Certain prior-year amounts have been reclassified to conform to the 2009 presentation.

        SUBSEQUENT EVENTS.    The Company has evaluated for disclosure subsequent events that have occurred up to February 17, 2010, the date of issuance of these financial statements. See Note 19.

Note 3. Summary of Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance codifying generally accepted accounting principles in the U.S. ("GAAP"). This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this authoritative guidance did not have a material impact on the financial results of the Company.

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

        In December 2008, the FASB issued authoritative guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance was effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this guidance are not required for earlier periods presented for comparative purposes. As this guidance requires only additional disclosures, its adoption did not have a material impact on the financial results of the Company.

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

        In June 2009, the FASB issued authoritative guidance eliminating the concept of qualifying special-purpose entities ("QSPEs"), changing the requirements for derecognizing financial assets and requiring additional disclosures about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of this authoritative guidance is not expected to have a material impact on the financial results of the Company.

        In June 2009, the FASB issued authoritative guidance eliminating the exemption for QSPEs, requiring a new approach for determining who should consolidate variable-interest entities ("VIEs"), and changing when it is necessary to reassess who should consolidate VIEs. This guidance shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this authoritative guidance is not expected to have a material impact on the financial results of the Company.

        In October 2009, the FASB issued authoritative guidance revising the current accounting treatment to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This guidance is applicable to revenue arrangements entered into or materially modified during the company's first fiscal year that begins after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company is currently evaluating this authoritative guidance to determine any potential impact that it may have on the financial results of the Company.

        In October 2009, the FASB issued authoritative guidance changing the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality, are no longer within the scope of the software revenue guidance. This guidance is applicable to revenue arrangements entered into or materially modified during the company's first fiscal year that begins after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company is currently evaluating this authoritative guidance to determine any potential impact that it may have on the financial results of the Company.

Note 4. Acquisitions and Dispositions

ACQUISITIONS

        The Company makes acquisitions in order to expand its products, services and geographic reach. On January 1, 2009, the Company adopted authoritative guidance which established principles and

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 4. Acquisitions and Dispositions (Continued)

requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The impact of the adoption of this authoritative guidance on the Company's financial results will be dependent on the terms and conditions of acquisitions consummated on or after the adoption date.

        During the year ended December 31, 2009, the Company did not complete any acquisitions.

        During the year ended December 31, 2008, the Company completed five acquisitions at an aggregate cost of approximately $42,000. These acquisitions were Robinson and James Research Pty Limited (Australia), Fourth Hurdle Consulting Limited (U.K.), Health Benchmarks, Inc. (U.S.), RMBC Pharma Limited (Russia), and the services practice group of Skura Corporation, Inc. (Canada, U.S. and U.K.) and were accounted for under the purchase method of accounting. As such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired based on estimated fair values as of the closing date. The purchase price allocations were finalized during 2008 and 2009. The Consolidated Financial Statements include the results of these acquired companies subsequent to the closing of the acquisitions. Had these acquisitions occurred as of January 1, 2008 or 2007, the impact on the Company's results of operations would not have been significant. Goodwill of approximately $32,000 was recorded in connection with these acquisitions, of which approximately $10,000 is deductible for tax purposes.

DISPOSITIONS

        During the year ended December 31, 2009, the Company sold a building at its Belgium subsidiary in its EMEA region and realized a net pre-tax gain of $2,282. This transaction resulted in cash proceeds of $4,656 in 2009.

        During the year ended December 31, 2008, the Company sold certain assets in its Latin America region and realized a net pre-tax gain of $4,041. This transaction resulted in cash proceeds of $838 in 2009 and $3,880 in 2008.

Note 5. Goodwill and Intangible Assets

        Goodwill and intangible assets that have indefinite useful lives are not amortized and are tested at least annually (or based on any triggering event) for impairment. Intangible assets that have finite useful lives are amortized. The Company's goodwill increased by $36,718 to $700,250 at December 31, 2009, from $663,532 at December 31, 2008 mainly due to foreign currency translation adjustments. The Company completed its annual impairment tests as of September 30, 2009, 2008 and 2007 and was not required to recognize any goodwill impairment charges. Due to market conditions during the fourth quarter of 2008, at December 31, 2008 the Company reviewed its goodwill impairment analysis and determined that no trigger event had occurred subsequent to September 30, 2008 requiring the Company to update its goodwill impairment test.

        All of the Company's other acquired intangibles are subject to amortization. Intangible asset amortization expense was $17,298, $19,055 and $17,750 during the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, intangible assets were primarily composed of customer relationships, databases and trade names (principally included in Other assets) and computer software. The gross carrying amounts and related accumulated amortization of these

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 5. Goodwill and Intangible Assets (Continued)

intangibles were $187,889 and $115,924, respectively, at December 31, 2009 and $189,383 and $98,736, respectively, at December 31, 2008.

        These intangibles are amortized over periods ranging from two to twenty years. As of December 31, 2009, the weighted average amortization periods of the acquired intangibles by asset class are listed in the following table:

Intangible Asset Type	Weighted Average Amortization Period (years)
Customer Relationships	10.1
Computer Software and Algorithms	7.0
Databases	4.7
Trade Names	4.3
Other	4.0
Weighted Average	8.8

        Customer relationships accounted for the largest portion of the Company's acquired intangibles at December 31, 2009. When determining the value of customer relationships for purposes of allocating the purchase price of an acquisition, the Company looks at existing customer contracts of the acquired business to determine if they represent a reliable future source of income and hence, a valuable intangible asset for the Company. The Company determines the fair value of the customer relationships based on the estimated future benefits the Company expects from the acquired customer contracts. In performing its evaluation and estimation of the useful life of customer relationships, the Company looks to the historical growth rate of revenue of the acquired company's existing customers as well as the historical attrition rates.

        Based on current estimated useful lives, annual amortization expense associated with intangible assets at December 31, 2009 is estimated to be as follows:

Year Ended December 31,	Amortization Expense
2010	$13,298
2011	11,962
2012	10,201
2013	9,925
2014	8,187
Thereafter	$18,391

Note 6. Severance, Impairment and Other Charges

        In response to accelerating healthcare marketplace dynamics compounded by a sustained economic downturn, during the third quarter of 2009, the Company committed to a streamlining program (the "Plan") designed to eliminate approximately 850 positions in all areas of the Company's business and in all regions in which the Company operates; however, the majority of actions are planned for the Company's EMEA region. As a result of the Company's Plan to reduce and consolidate the number of operating units, the Plan further includes charges for certain real estate lease impairments along with related accelerated depreciation.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 6. Severance, Impairment and Other Charges (Continued)

        The actions under the Plan were intended to: 1) streamline the Company's EMEA region organization, including right-sizing the headquarters function, reducing and consolidating the number of operating units across the region, and improving the productivity of production and development activities; 2) leverage the foundational investments in process improvements the Company has made to reduce costs and improve productivity in its Sales, Finance, Human Resources and Customer Delivery and Development organizations; 3) reduce capacity and align the size of the Sales and Management Consulting teams in areas of reduced client demand; and 4) continue to build and invest in high-value, strategic growth areas, which include extending the Company's capabilities in specialty and patient-centered insights, in serving payers and governments, and in emerging markets for pharmaceuticals.

        During the third quarter of 2009 the Company recorded $104,301 in Severance, impairment and other charges for employee termination benefits and facility exit costs and $2,024 in accelerated Depreciation and other amortization related to the facility exits. During the fourth quarter of 2009, the Company recorded an additional $1,272 in Severance, impairment and other charges for facility exit costs and $2,166 in accelerated Depreciation and other amortization related to the facility exits.

        The severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable. Employee termination actions under the Plan are expected to be completed by the end of the third quarter of 2010.

	Severance Related Reserves	Facility Exit Charges	Non-Cash Compensation Charges	Currency Translation Adjustments	Total
Charge at August 31, 2009	$100,653	$2,610	$1,038	$—	$104,301
Charge at December 31, 2009	—	1,272	—	—	1,272
2009 utilization	(9,709)	(154)	(1,038)	—	(10,901)
Currency translation adjustments	—	—	—	760	760

Balance at December 31, 2009	$90,944	$3,728	$—	$760	$95,432

        The Company currently expects that cash outlays will be applied against the remaining balance in the 2009 charge at December 31, 2009 as follows:

Year Ended December 31,	Outlays
2010	$76,315
2011	15,603
2012	931
2013	343
2014	341
Thereafter	1,899

Total	$95,432

        During the second quarter of 2009, the Company recorded $25,428 in charges as a component of operating income. Of this amount, $17,210 related to non-cash impairment charges for the write-down of certain capitalized software assets to their net realizable values in the Company's Americas and EMEA regions. The write-downs were the result of the regular review of the Company's capitalized

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 6. Severance, Impairment and Other Charges (Continued)

software assets. The remaining $8,218 was for supplier contract-related charges for which the Company will not realize any future economic benefit.

        During the fourth quarter of 2009, the Company recorded $11,270 in charges as a component of operating income related to non-cash impairment charges for the write-down of certain capitalized software and prepaid assets to their net realizable values in its EMEA and Asia Pacific regions. The write-downs were the result of the regular review of the Company's assets. Additionally, the Company recorded $2,904 in charges as a component of operating income related to capital contributed by selling shareholders of a previously acquired business.

        During the fourth quarter of 2008, the Company recorded $9,408 of non-cash impairment charges as a component of operating income related to the write-off of certain capitalized software assets in the Company's EMEA and Asia Pacific regions. This was the result of the discontinuation of certain IMS products at the end of 2008.

        During the fourth quarter of 2007, the Company committed to a restructuring plan designed to eliminate approximately 1,070 positions worldwide in production and development, sales, marketing, consulting and services and administration. The plan also included the write-down of two impaired computer software assets and related contract payments to be incurred with no future economic benefit based on the Company's decision to abandon certain products in the Company's EMEA region. As a result, the Company recorded $88,690 of Severance, impairment and other charges as a component of operating income in the fourth quarter of 2007. The severance benefits were calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable.

        These charges were designed to strengthen client-facing operations worldwide, increase the Company's operating efficiencies and streamline the Company's cost structure. Some of the initiatives included in this plan are designed to better align the Company's resources to help clients manage for change in a challenging climate.

        The severance and contract payments portion of the charge was approximately $75,043 and will all be settled in cash. Termination actions under the plan have been completed.

	Severance Related Reserves	Contract Related Reserves	Asset Write- Downs	Currency Translation Adjustments	Total
Charge at December 31, 2007	$71,583	$3,460	$13,647	$—	$88,690
2007 utilization	—	—	(13,647)	—	(13,647)
2008 utilization	(48,645)	(2,150)	—	—	(50,795)
2009 utilization	(17,189)	(817)	—	—	(18,006)
2009 reversals	(397)	(493)	—	—	(890)
Currency translation adjustments	—	—	—	(1,825)	(1,825)

Balance at December 31, 2009	$5,352	$—	$—	$(1,825)	$3,527

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 6. Severance, Impairment and Other Charges (Continued)

        The Company currently expects that cash outlays will be applied against the remaining balance in the 2007 charge at December 31, 2009 as follows:

Year Ended December 31,	Outlays
2010	$2,675
2011	717
2012	135

Total	$3,527

Note 7. Noncontrolling Interests

        On January 1, 2009, the Company adopted authoritative guidance which established accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interests, changes in a parent's ownership interests, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This guidance also established disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of this authoritative guidance resulted in the reclassification of amounts previously referred to as minority interests and currently referred to as noncontrolling interests, from mezzanine equity (between Total Liabilities and Shareholders' Equity (Deficit)) to a separate component of Shareholders' Equity (Deficit) in the Company's Consolidated Statements of Financial Position. Additionally, net income attributable to noncontrolling interests, which previously was included in other expense, net on a pretax basis, is shown separately from net income attributable to the Company in the Company's Consolidated Statements of Income. The adoption of this authoritative guidance did not have a material impact on the Company's financial results.

        The following table reconciles noncontrolling interests included as a separate component of Shareholders' Equity (Deficit). Prior year amounts have been reclassified to conform to the current year presentation.

	As of December 31,
	2009	2008
Noncontrolling interests, beginning of period	$1,894	$1,444
Income attributable to noncontrolling interests	276	940
Translation adjustments attributable to noncontrolling interests	(330)	(490)

Noncontrolling interests, end of period	$1,840	$1,894

        In July 2006, the Company, together with two of its wholly-owned subsidiaries, entered into an Amended and Restated Agreement of Limited Liability Company of IMS Health Licensing Associates, L.L.C. (the "Amended LLC Agreement"). The Amended LLC Agreement governed the relationship between the Company, its subsidiaries and two third-party investors with respect to their interests in IMS Health Licensing Associates, L.L.C. (the "LLC"). The LLC is a separate and distinct legal entity that is in the business of licensing database assets and computer software. The Company is the sole managing member of the LLC. From 1997 until June 30, 2009, the Company and/or its subsidiaries, or

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 7. Noncontrolling Interests (Continued)

their predecessors, had contributed assets to, and held a controlling interest (approximately 93% at June 30, 2009) in the LLC, and the third-party investors had contributed $100,000 to, and held a noncontrolling interest (approximately 7% at June 30, 2009) in the LLC. Pursuant to the terms of the Amended LLC Agreement, on May 6, 2009, the third-party investors elected to have their noncontrolling interests in the LLC liquidated or purchased by the Company or its designee. On June 30, 2009, a wholly-owned subsidiary of the Company purchased the third-party investors' noncontrolling interests in the LLC at a cost of $100,970, which the Company financed through a combination of cash on-hand and borrowings under its revolving credit facility. Following the purchase of the noncontrolling interests, the Company, together with its wholly-owned subsidiaries, hold 100% of the membership interest in the LLC. These third-party investor contributions qualified as redeemable noncontrolling interests as their redemption was not solely within the control of the Company. As such, these redeemable noncontrolling interests were presented in mezzanine equity in the Company's Consolidated Statements of Financial Position. Net income related to these redeemable noncontrolling interests amounted to $1,888 and $4,396 for the years ended December 31, 2009 and 2008, respectively, and is included in net income attributable to noncontrolling interests in the Company's Consolidated Statements of Income.

Note 8. Securities

        Securities and other investments include the Company's investments in limited partner interests in venture capital partnerships. The limited partner interests are carried in the financial statements at cost, which was $8,324 at December 31, 2009 and $7,121 at December 31, 2008. On a quarterly basis, the Company monitors the realizable value of these investments and makes appropriate reductions in their carrying values when a decline in value is deemed to be other-than-temporary. The Company concluded that no reductions to carrying values were necessary during 2009 and 2008.

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

        The impact of foreign exchange risk management activities as described above on pre-tax income resulted in net losses of $3,400, $29,260 and $9,565 in 2009, 2008 and 2007, respectively. In addition, during the fourth quarter of 2008, the Company recorded a $16,071 foreign exchange loss related to the liquidation of non-functional currency Venezuelan Bolívars held at the Company's Swiss operating subsidiary. These foreign exchange losses are included in Other expense, net, in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 9. Financial Instruments (Continued)

        At December 31, 2009, the Company had assets of approximately $433,096 and liabilities of approximately $438,347 in foreign exchange forward contracts outstanding with various expiration dates through November 2010 relating to non-U.S. Dollar anticipated royalties and non-functional currency assets and liabilities. Foreign exchange forward contracts are recorded at estimated fair value. The estimated fair values of the forward contracts are based on quoted market prices.

        Unrealized and realized gains and losses on the contracts hedging net income and non-functional currency assets and liabilities do not qualify for hedge accounting, and therefore are not deferred and are included in the Consolidated Statements of Income in Other expense, net.

        Unrealized gains and losses on the contracts hedging non-U.S. Dollar anticipated royalties qualify for hedge accounting, and are therefore deferred and included in OCI ("Other Comprehensive Income").

	Fair Value of Derivative Instruments(1)
	Asset Derivatives		Liability Derivatives
	As of December 31, 2009	As of December 31, 2008	As of December 31, 2009	As of December 31, 2008
Derivatives designated as hedging instruments
Foreign Exchange Contracts	$170,669	$172,113	$175,545	$179,110
Derivatives not designated as hedging instruments
Foreign Exchange Contracts	262,427	236,977	262,802	238,023

Total Derivatives	$433,096	$409,090	$438,347	$417,133

(1)
The net amounts of these derivatives are included in Current Assets and Current Liabilities in the Consolidated Statements of Financial Position.

Effect of Derivatives on Financial Performance for the year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in OCI on Derivatives		Location of Gain/(Loss) Reclassified from OCI into Income	Amount of Gain/ (Loss) from OCI into Income
	2009	2008		2009	2008
Foreign Exchange Contracts	$(1,200)	$(14,300)	Other Income (Expense), Net	$(3,300)	$(12,300)

FAIR VALUE OF FINANCIAL INSTRUMENTS

        At December 31, 2009, the Company's financial instruments included cash, cash equivalents, receivables, accounts payable and long-term debt. At December 31, 2009, the fair values of cash, cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. At December 31, 2009, the fair value of long-term debt approximated carrying value.

        Effective January 1, 2008, the Company adopted authoritative guidance which established a three-level hierarchy for disclosure of fair value measurements as follows:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 9. Financial Instruments (Continued)

Level 2 —	Quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets; and model-derived valuations in which all significant inputs are observable in active markets.
Level 3 —	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

        The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

	Basis of Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Derivatives(1)	—	$433,096	—	$433,096
Liabilities
Derivatives(1)	—	$438,347	—	$438,347

(1)
Derivatives consist of foreign exchange forward contracts based on observable market inputs of spot and forward rates.

CREDIT CONCENTRATIONS

        The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties. The Company would not have realized a material loss during the year ended of December 31, 2009 in the event of non-performance by any one counterparty. In general, the Company enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, the Company limits the amount of credit exposure with any one institution.

        The Company maintains accounts receivable balances ($322,569 and $382,776, net of allowances, at December 31, 2009 and 2008, respectively), principally from customers in the pharmaceutical industry. The Company's trade receivables do not represent significant concentrations of credit risk at December 31, 2009 due to the credit worthiness of its customers and their dispersion across many geographic areas.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 9. Financial Instruments (Continued)

DEBT

        The following table summarizes the Company's long-term debt at December 31, 2009 and December 31, 2008:

	2009	2008
5.58% Private Placement Notes, principal payment of $105,000 due January 2015	$105,000	$105,000
5.99% Private Placement Notes, principal payment of $135,000 due January 2018	135,000	135,000
5.55% Private Placement Notes, principal payment of $150,000 due April 2016	150,000	150,000
1.70% Private Placement Notes, principal payment of 34,395,000 Japanese Yen due January 2013	375,742	381,304
Revolving Credit Facility:
Japanese Yen denominated borrowings at average floating rates of approximately 0.78%	359,511	435,895
U.S. Dollar denominated borrowings at average floating rates of approximately 1.22%	69,400	147,000
Bank Term Loan, principal payment of $50,000 due June 2011 at average floating rate of approximately 0.54%	50,000	50,000

Total Long-Term Debt	$1,244,653	$1,404,199

        In February 2008, the Company closed a private placement transaction pursuant to which it issued $105,000 of seven-year debt at a fixed rate of 5.58%, and $135,000 of ten-year debt at a fixed rate of 5.99% to several highly rated insurance companies. The Company used the proceeds for share repurchases (see Note 14) and to refinance existing debt.

        In July 2006, the Company entered into a $1,000,000 revolving credit facility with a syndicate of 12 banks ("Revolving Credit Facility") replacing its existing $700,000 facility. The terms of the Revolving Credit Facility extended the maturity of the facility in its entirety to a term of five years, maturing July 2011, reduced the borrowing margins, and increased subsidiary borrowing limits. Total borrowings under the Revolving Credit Facility were $428,911 and $582,895 at December 31, 2009 and December 31, 2008, respectively, all of which were classified as long-term. The Company defines long-term lines as those where the lines are non-cancellable for more than 365 days from the balance sheet date by the financial institutions except for specified, objectively measurable violations of the provisions of the agreement. In general, rates for borrowing under the Revolving Credit Facility are LIBOR plus 55 basis points and can vary based on the Company's Debt to EBITDA ratio. The weighted average interest rates for the Company's lines were 0.85% and 1.36% at December 31, 2009 and December 31, 2008, respectively. In addition, the Company is required to pay a commitment fee on any unused portion of the facilities of 0.01%. At December 31, 2009, the Company had approximately $571,089 available under its existing bank credit facilities.

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

        In April 2006, the Company closed a private placement transaction pursuant to which it issued $150,000 of ten-year notes to two highly rated insurance companies at a fixed rate of 5.55%. The Company used the proceeds to refinance existing debt of $150,000 drawn under a short-term credit agreement with a bank in January 2006.

        In January 2006, the Company closed a private placement transaction pursuant to which its Japanese subsidiary issued 34,395,000 Japanese Yen seven-year debt (equal to $300,000 at date of issuance) to several highly rated insurance companies at a fixed rate of 1.70%. The Company used the proceeds to refinance existing debt in Japan.

        The Company's financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of its main bank arrangements, the private placement transactions, and the term loan, covenants to maintain specific ratios of consolidated total indebtedness to EBITDA and of EBITDA to certain fixed charges. At December 31, 2009, the Company was in compliance with these financial debt covenants.

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

	Pension Benefits		Other Benefits
Obligations and Funded Status at December 31,	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$316,864	$350,672	$12,391	$12,629
Service cost	14,153	15,429	—	—
Interest cost	19,017	20,711	721	766
Foreign currency exchange adjustment	12,732	(44,437)	—	—
Amendments	1,276	—	—	(798)
Plan participants' contributions	6	8	595	627
Actuarial loss (gain)	8,233	(10,115)	(523)	426
Benefits paid (net of Medicare subsidy of $80 in 2009)	(11,037)	(14,166)	(1,382)	(1,604)
Impact of elimination of early measurement date		246	—	—
Curtailments	—	—	—	345
Settlements	(2,453)	(1,604)	—	—
Acquisitions	—	121	—	—

Benefit obligation at end of year	$358,791	$316,865	$11,802	$12,391

Change in plan assets
Fair value of plan assets at beginning of year	$264,628	$393,866	$—	$—
Actual return on assets	54,930	(90,414)	—	—
Foreign currency exchange adjustment	10,464	(36,079)	—	—
Employer contributions	9,447	11,413	787	978
Plan participants' contributions	6	8	595	626
Benefits paid (net of Medicare subsidy of $80 in 2009)	(11,037)	(14,166)	(1,382)	(1,604)

Fair value of plan assets at end of year	$328,438	$264,628	$—	$—

Funded status	$(30,353)	$(52,237)	$(11,802)	$(12,391)

Amounts recognized in the Consolidated Statements of Financial Position consist of:
Other assets	$50,275	$26,525	$—	$—
Accrued and other current liabilities	(5,654)	(3,649)	(745)	(749)
Postretirement and postemployment benefits liability	(74,974)	(75,113)	(11,057)	(11,642)

Net amount recognized	$(30,353)	$(52,237)	$(11,802)	$(12,391)

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits (Continued)

        The accumulated benefit obligation for all defined benefit pension plans was $341,251 and $304,661 at December 31, 2009, and 2008, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31,	2009	2008
Projected benefit obligation	$222,778	$189,193
Accumulated benefit obligation	$206,722	$177,579
Fair value of plan assets	$142,150	$110,432

        The amounts recognized in accumulated other comprehensive income consist of:

Additional Information as of December 31,	Pension Benefits 2009	Other Benefits 2009	Pension Benefits 2008	Other Benefits 2008
Net actuarial loss	$153,940	$2,570	$186,255	$3,748
Prior service cost (credit)	1,067	(353)	(617)	(515)
Transition asset	(60)	—	(63)	—

Total	$154,947	$2,217	$185,575	$3,233

	Pension Benefits			Other Benefits
Components of Net Periodic Benefit Cost for years ended December 31,	2009	2008	2007	2009	2008	2007
Service cost	$14,153	$15,429	$13,116	$—	$—	$6
Interest cost	19,017	20,711	18,452	721	766	720
Expected return on plan assets	(24,104)	(31,454)	(29,273)	—	—	—
Amortization of net loss	9,409	2,721	4,174	655	595	471
Amortization of prior service (credit) cost	(99)	18	331	(162)	(178)	(36)
Amortization of transition (asset) obligation	(3)	(3)	9	—	—	—
Curtailment loss	—	—	—	—	227	—
Settlement gain	—	—	(51)	—	—	—

Net periodic benefit cost	$18,373	$7,422	$6,758	$1,214	$1,410	$1,161

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Actuarial (gain) loss—current year	$(22,597)	$111,753	$(1,970)	$(523)	$427	$1,026
Prior service cost (credit)—current year	1,276	—	—	—	(798)	—
Amortization of actuarial loss	(9,409)	(2,721)	(4,174)	(655)	(595)	(472)
Amortization of prior service credit (cost)	99	(18)	(331)	162	178	36
Amortization of transition asset (obligation)	3	3	(9)	—	—	—
Curtailment loss	—	—	—	—	118	—
Settlement loss	—	—	51	—	—	—

Total recognized in other comprehensive income	$(30,628)	$109,017	$(6,433)	$(1,016)	$(670)	$590

Total recognized in net periodic benefit cost and other comprehensive income	$(12,255)	$116,439	$325	$198	$740	$1,751

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits (Continued)

        The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows:

	Pension Benefits	Other Benefits	Total
Net actuarial loss	$6,550	$370	$6,920
Prior service cost (credit)	107	(162)	(55)
Transition asset	(3)	—	(3)

Total	$6,654	$208	$6,862

ASSUMPTIONS

	Pension Benefits		Other Benefits
Weighted average assumptions used to determine benefit obligations at December 31,	2009	2008	2009	2008
Discount rate	5.80%	5.91%	6.00%	6.00%
Rate of compensation increase	3.28%	3.66%	N/A	N/A

	Pension Benefits			Other Benefits
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31,	2009	2008	2007	2009	2008	2007
Discount rate	5.91%	5.90%	5.39%	6.00%	6.25%	6.00%
Expected long-term return on plan assets	7.91%	7.94%	7.94%	N/A	N/A	N/A
Rate of compensation increase	3.66%	3.58%	3.49%	N/A	N/A	N/A

Assumed health care cost trend rates at December 31,	2009	2008	2007
Health care cost trend rate assumed for next year	8.50%	9.25%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2015	2015

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$57	$(49)
Effect on accumulated postretirement benefit obligation	$933	$(808)

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits (Continued)

PLAN ASSETS

        The Company's pension plan weighted average asset allocations at December 31, 2009, and 2008, by asset category, follows:

	Plan Assets at December 31,
Asset Category	2009	2008
Equity securities	67%	65%
Debt securities	26	30
Real estate	4	4
Other	3	1

Total	100%	100%

        The target asset allocation for the Company's pension plans is as follows:

Asset Category	2009
Equity securities	60 – 80%
Debt securities	20 – 30%
Real estate	0 – 10%
Other	0 – 1%

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
Level 3 —	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

        The following table summarizes plan assets measured at fair value on December 31, 2009:

	Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Asset Category
Investment Funds
Cash and Equivalents(1)	$644	$644	$—	$—
Domestic Equities(2)	121,425	24,997	96,428	—
International Equities(3)	98,412	17,187	81,225	—
Debt issued by national, state or local govt(4)	28,321	717	27,604	—
Corporate Bonds(5)	58,810	26,572	32,238	—
Real Estate(6)	12,254	—	—	12,254
Investment Fund(7)	1,188	—	1,188	—
Insurance Contracts(8)	7,384	—	7,384	—

Total Assets	$328,438	$70,117	$246,067	$12,254

(1)
Comprises funds which hold government securities or high quality money market instruments

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits (Continued)

(2)
Comprises actively managed mutual funds, passively managed collective trusts and pooled funds investing primarily in companies with market capitalizations similar to that of the S&P 500, S&P Small Cap 600, Russell 1000 and Russell 2000 indexes. The collective trusts do not participate in securities lending.

(3)
Comprises actively managed mutual funds, passively managed collective trust fund and pooled funds investing primarily in companies in non-U.S. countries and non-U.S. developed market countries similar to that of the Morgan Stanley Capital International EAFE index. The collective trust does not participate in securities lending.

(4)
Comprises passively managed pooled funds primarily invested in debt instruments from non-U.S. national state or local Governments.

(5)
Comprises actively managed mutual funds, passively managed collective trust fund and pooled funds investing primarily in a diversified portfolio of investment grade U.S. and non-U.S. fixed income securities. The collective trust does not participate in securities lending.

(6)
Comprises an actively managed pooled fund which primarily invests in real estate, including but not limited to offices, retail warehouses and shopping centers.

(7)
Comprises an actively managed investment fund which primarily invests in a diversified portfolio consisting of approximately 60% equities and equal parts fixed income, real estate, insurance policies and cash.

(8)
Comprises an insurance product that guarantees principal and a minimum rate of return.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Total	Property
Asset Description
Beginning balance, December 31, 2008	$10,956	$10,956
Actual return on plan assets
— Assets held at end of year	379	379
— Assets sold during year	—	—
Purchases, sales and settlements	—	—
Transfers in and/or out of level 3	919	919

Ending balance, December 31, 2009	$12,254	$12,254

INVESTMENT POLICIES AND STRATEGIES

        The Company invests primarily in a diversified portfolio of equity and debt securities that provide for long- term growth within reasonable and prudent levels of risk. The asset allocation targets established by the Company are strategic and applicable to the Plan's long-term investing horizon. The portfolio is constructed and maintained to provide adequate liquidity to meet associated liabilities and minimize long-term expense and provide prudent diversification among asset classes in accordance with the principles of modern portfolio theory. The plan employs a diversified mix of actively managed investments around a core of passively managed index exposures in each asset class. Within each asset class, rapid market shifts, changes in economic conditions or an individual fund manager's outlook may cause the asset allocation to fall outside the prescribed targets. The majority of the Company's plan assets are measured quarterly against benchmarks established by the Company's investment advisors and the Company's Asset Management Committee, who reviews actual plan performance and has the

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits (Continued)

authority to recommend changes as deemed appropriate. Assets are rebalanced periodically to their strategic targets to maintain the Plan's strategic risk/reward characteristics. The Company periodically conducts asset liability modeling studies to ensure that the investment strategy is aligned with the obligations of the plans and that the assets will generate income and capital growth to meet the cost of current and future benefits that the plans provide. The pension plans do not include investments in Company stock at December 31, 2009 or 2008.

        The portfolio for the Company's U.K. Pension plan seeks to invest in a range of suitable assets of appropriate liquidity which will generate in the most effective manner possible, income and capital growth to ensure that there are sufficient assets to meet benefit payments when they fall due, while controlling the long-term costs of the plan and avoiding short-term volatility of investment returns. The plan seeks to achieve these objectives by investing in a mixture of real (equities) and monetary (fixed interest) assets. It recognizes that the returns on real assets, while expected to be greater over the long-term than those on monetary assets, are likely to be more volatile. A mixture across asset classes should nevertheless provide the level of returns required by the Plan. The trustee periodically conducts asset liability modeling exercises to ensure the investments are aligned with the appropriate benchmark to better reflect the Plan's liabilities. The trustee also undertakes to review this benchmark on a regular basis.

EXPECTED LONG-TERM RATE-OF-RETURN ON ASSETS

        In selecting an expected return on plan asset assumption, the Company considers the returns being earned by each plan investment category in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. At January 1, 2010 the expected return on plan assets for the U.S. pension plans is 8.50%, which is unchanged from the prior year and the estimated long-term rate of return on the U.K. plan was 7.25% versus 7.50% at January 1, 2009. Outside the U.S., the range of applicable expected rates of return is 1.5% – 7.25% as of January 1, 2010 compared to a range of 1.5%—7.5% at January 1, 2009. The actual return on plan assets will vary from year to year versus this assumption. The Company believes it is appropriate to use long-term expected forecasts in selecting its expected return on plan assets. As such, there can be no assurance that its actual return on plan assets will approximate the long-term expected forecasts. The EROA was $24,104 and $31,454 and the actual return on assets was $54,930 and ($90,414), respectively, for the years ended December 31, 2009 and 2008. The variance between the EROA and the actual return on assets is a function of the methodology used to determine the EROA as mentioned above, specifically the long-term economic forecasts for the type of investments held by the plan. Actual annual return variances to EROA were particularly pronounced in 2009 due to a strong market recovery from the unprecedented downturn in 2008.

        The Company's estimated long-term rate of return on plan assets is based on the principles of capital market theory which maintain that over the long run, prudent investment risk taking is rewarded with incremental returns and that combining non correlated assets can maximize risk adjusted portfolio returns. Long-term return estimates are developed by asset category based on actual class return data, historical relationships between asset classes and risk factors and peer plan data. Long-term return estimates for the Company's U.K. pension plan are developed by asset category based on actual class return data, historical relationships between asset classes and risk factors.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits (Continued)

CASH FLOWS

        CONTRIBUTIONS.    During fiscal 2009, the Company contributed $10,231 to its pensions and postretirement benefit plan which included voluntary contributions above the minimum requirements for the pension plans. The Company currently expects to contribute $13,473 in required contributions and $274 in discretionary contributions to its pension and postretirement benefit plans during fiscal 2010. The Company may make additional contributions into its pension plans in fiscal 2010 depending on, among other factors, how the funded status of those plans changes and in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts the Company may deem to be appropriate.

        ESTIMATED FUTURE BENEFIT PAYMENTS AND SUBSIDY RECEIPTS.    The following benefit payments (net of expected participant contributions), which reflect expected future service and the Medicare Part D subsidy receipts, are expected to be paid or received as follows:

Expected benefit payments/(subsidy receipts)	Pension Benefits	Other Benefits	Expected Federal Subsidy
2010	$15,278	$1,507	$(128)
2011	11,967	1,645	(140)
2012	12,831	1,751	(162)
2013	13,933	1,884	(177)
2014	15,150	2,002	(192)
Years 2015 – 2018	96,062	11,056	(862)

        PLANS ACCOUNTED FOR AS DEFERRED COMPENSATION CONTRACTS.    The Company provides certain executives with supplemental pension benefits in accordance with their individual employment arrangements. The tables of this Note 10 do not include the Company's expense or obligation associated with providing these benefits. The Company's obligation for these unfunded arrangements was $19,538 at December 31, 2009, and $17,610 at December 31, 2008. Annual expense was approximately $3,097, $2,101 and $2,880 for the years ended December 31, 2009, 2008 and 2007, respectively. The discount rate and rate of compensation increase used to measure year-end obligations was 6.0% and 4.0%, respectively, as of December 31, 2009, and 6.0% and 4.5%, respectively, as of December 31, 2008.

        DEFINED CONTRIBUTION PLANS.    Certain employees of the Company in the U.S. are eligible to participate in the Company-sponsored defined contribution plan. The Company makes a matching contribution of up to 50% of the employee's contribution based on specified limits of the employee's salary. The Company's expense related to this plan was approximately $4,466, $4,694 and $4,501 for the years ended December 31, 2009, 2008 and 2007, respectively. Approximately 3% and 2% of total plan assets were invested in Company stock at December 31, 2009 and 2008, respectively.

        On January 1, 2007, the defined contribution executive retirement plan was established. Participants are certain key executives who are designated by the CEO and approved by the Human Resource Committee of the board. Contributions are defined in the plan document and consist of basic and past service contributions as well as an annual investment credit. Both types of contributions are based on age and service, however, the past service contribution is only granted to the participants for the first ten years of participation in the plan. Each account is credited with an annual investment credit based on the average of the annual yields at the end of each month on the AA-AAA rated

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 10. Pension and Postretirement Benefits (Continued)

10+ year maturity component of the Merrill Lynch U.S. Corporate Bond Master Index. The plan has no assets, but a liability equal to the contributions credited to the participants is recorded in the balance sheet of the Company. The Company's expense related to this plan was approximately $1,966 and $1,954 for the years ended December 31, 2009 and 2008, respectively.

        There are additional Company-sponsored defined contribution arrangements for employees of the Company residing in countries other than the U.S. The Company is required to make contributions based on the specific requirements of the plans. The Company's expense related to these plans was approximately $6,157, $6,562 and $5,818 for the years ended December 31, 2009, 2008 and 2007, respectively. None of the plan assets were invested in Company stock at any time during 2009, 2008, or 2007.

Note 11. Stock-Based Compensation

        The Company is required to recognize as stock-based compensation expense all share-based payments to employees, including grants of employee stock options, over the requisite service period (generally the vesting period) in the Consolidated Statements of Income based on their fair values. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was part of the total award and not a separate award. The Company is required to recognize stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock-based compensation is reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. The pool of excess tax benefits available to absorb tax deficiencies is calculated by including the net excess tax benefits that would have qualified as such had the entity recognized stock-based compensation expense for stock option awards in the Consolidated Statements of Income from the date of grant. In addition, realized tax benefits in excess of amounts recognized in the Consolidated Statements of Income are recognized as a financing activity rather than an operating activity for purposes of the Consolidated Statement of Cash Flows.

        The Company maintains four Stock Incentive Plans, which provide for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to eligible employees and Non-Employee Directors. At December 31, 2009, there were 59,279 shares of Common Stock reserved for issuance under all of the Company's stock plans, of which 10,791 shares are still available for future grants. Common Stock reserved for issuance includes 18,448 shares from the 2000 Stock Incentive Plan, which the Board of Directors approved during 2000, 36,484 shares from the 1998 Employees' Stock Incentive Plan, 29,784 of which was approved by the shareholders during 1998 and 6,700 of which were approved by the shareholders in May 2006, 3,437 shares from the 1998 Employees' Stock Purchase Plan, which was approved by the shareholders during 1998, and 910 shares from the 1998 Non-Employee Directors' Stock Incentive Plan, 410 shares of which were approved by the shareholders during 1998 and an additional 500 shares of which were approved by the shareholders in May 2003. Historically, stock options have been granted to broad groups of employees on a discretionary basis. Beginning in fiscal 2006, employees generally became eligible to receive restricted stock units with a service condition of four years instead of stock options with a service condition of three years. Certain senior employees continue to be eligible to receive restricted stock units which contain both performance and service conditions and beginning in fiscal 2008, stock appreciation rights with service conditions.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

        The Employee Stock Purchase Plan ("ESPP") was originally adopted in 1998 with a quarterly purchase period and a price equal to the lesser of 90% of the fair market value on the first trading day or the last trading day of the period. The Company amended its ESPP in 2001 to allow employees to purchase a limited amount of Common Stock at the end of each six-month period at a price equal to the lesser of 85% of fair market value on (a) the first trading day of the period, or (b) the last trading day of the period. Beginning with the first purchase of 2006, the plan was amended to allow employees to purchase a limited amount of Common Stock at the end of each six-month period at a price equal to 85% of the fair market value on the last trading day of the period. Beginning with the first purchase of 2007, the plan was amended to allow employees to purchase a limited amount of Common Stock at the end of each six-month period at a price equal to 90% of the fair market value on the last trading day of the period. Fair market value is defined as the average of the high and low prices of the shares on the relevant day. The 10% discount made the plan compensatory. At the discretion of the Human Resources Committee of the Company's Board of Directors (the "Committee"), the ESPP was discontinued effective with the December 31, 2007 purchase.

        Stock options are granted with an exercise price equal to the fair market value of a share of Common Stock on the date of grant. Stock options expire within seven to ten years and generally vest ratably over three years for employees and one to three years for non-employee directors. The vesting period and option term for grants to employees is at the discretion of the Committee.

        Stock appreciation rights ("SARs") are granted with an exercise price equal to the fair market value of a share of Common Stock on the date of grant. SARs expire within seven years and will vest ratably over three to four years for employees. The vesting period and option term for grants to employees is at the discretion of the Committee.

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

        Participation in the Performance Restricted Stock Units program ("PERS"), under which performance RSUs are granted, is limited to key senior executives. The target award is denominated in cash and is equal to each eligible executive's annual incentive target. These awards are subject to fair value adjustments for any changes in the underlying market value of the Company's Common Stock until the end of the performance period. The performance period is one year during which performance against the established financial criterion is measured. The actual award is quantified and granted to eligible employees in RSUs at the February Committee meeting in the year following the one year performance period. Upon grant, there is an additional two year cliff vest service requirement which begins on the first business day of the year following the performance period. If performance criterion is not met, the award is forfeited and no RSUs are granted. The RSUs granted are determined using the fair market value based on the average high/low stock price for the last 20 trading days of the performance period in accordance with the PERS program. Performance awards are granted at a price equal to the fair market value of a share of Common Stock on the date of grant.

        Participation in the Long-Term Incentive program ("LTI"), under which performance RSUs are granted, is at the CEO's discretion with participants varying from year to year. The target awards, by person, are approved by the Committee prior to the end of the first quarter of the performance cycle.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

Upon completion of the two year performance period achievement against the established financial criterion is measured and the actual payout percentage is quantified and approved by the Committee following approval of year end results by the Board of Directors. If the performance criterion is not met, the award is forfeited and no RSUs are granted and no cash or unrestricted shares paid. An RSU, if earned, may only be settled by issuance or delivery of a share. For years 2008 and prior, the target LTI awards are denominated 50% in cash or in unrestricted shares of stock, based on the fair market value of IMS Common Stock on the day of grant and are payable after the two year performance period. The remaining 50% of the target LTI awards are payable in RSUs, which are granted after the two year performance period with an additional two year cliff vest service requirement. These awards are subject to fair value adjustments for any changes in the underlying market value of the Company's Common Stock until the end of the two year performance period. The number of RSUs granted for LTI awards prior to 2008 are determined using the fair market value based on the average high/low stock price for the last 20 trading days of the year prior to the beginning of the performance period in accordance with the LTI plan document. The number of RSUs granted under the 2008 and 2009 LTI programs are determined using the fair market value of IMS Common Stock on the day of grant. The target LTI awards granted in 2009 were denominated 100% in RSUs based on the fair market value of IMS Common Stock on the day of grant and are payable after a two year performance period with an additional one year cliff vest service requirement. These awards are not subject to fair value adjustments as the grant agreements were prepared to allow for fixed accounting.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

        The following table summarizes activity of stock options and stock appreciation rights for the periods indicated:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Options Outstanding, December 31, 2006	21,396	$23.43
Granted	—	—
Exercised	(6,299)	$22.72
Forfeited	(200)	$24.14
Cancelled	(371)	$27.61

Options Outstanding, December 31, 2007	14,526	$23.62

Granted	1,159	$22.58
Exercised	(277)	$19.91
Forfeited	(88)	$23.86
Cancelled	(2,141)	$25.51

Options Outstanding, December 31, 2008	13,179	$23.29

Granted	1,795	$13.43
Exercised	(193)	$16.81
Forfeited	(87)	$17.50
Cancelled	(3,473)	$26.48

Options Outstanding, December 31, 2009	11,221	$20.89	2.45	$22,163

Options Vested or Expected to Vest, December 31, 2009	11,006	$20.98	2.38	$21,027

Exercisable, December 31, 2009	8,750	$22.17	1.45	$9,147

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

        The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company's Common Stock as of the end of the period. As of December 31, 2009, approximately $7,831 of unrecognized stock compensation expense related to unvested SARs (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.30 years. Proceeds received from the exercise of stock options were $3,240 for the year ended December 31, 2009, and $5,521 for the year ended December 31, 2008. The intrinsic value of stock options that were exercised was $745 for the year ended December 31, 2009, the majority of which is currently deductible for tax purposes, $1,146 for the year ended December 31, 2008, and $50,120 for the year ended December 31, 2007.

        The fair value of stock options and stock appreciation rights is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for prior year grants were developed based on relevant guidance.

        The Company granted SARs on April 21, 2009 and April 15, 2008. The Company did not grant any stock options or SARs during 2007. The following table summarizes the weighted average assumptions used to compute the weighted average fair value of prior year stock option grants:

	2009	2008
Dividend Yield	0.5%	0.5%
Weighted Average Volatility	31.4%	22.6%
Risk Free Interest Rate	1.92%	2.87%
Expected Term	4.26 years	5.00 years
Weighted Average Fair Value of Options Granted	$3.64	$5.49
Weighted Average Grant Price	$13.43	$22.58

  •
  The dividend yield that resulted from dividing the annualized dividend by the closing stock price on the date of payment in 2009 was higher than the 0.5% yield that has been consistent since the quarterly dividend was increased to $.03 per share in 2006. Since the increase in dividend yield was due to a sharp decrease in stock price and not a change in the dividend payments, the Black Scholes value for the 2009 grant of stock appreciation rights was calculated using the historical dividend yield of 0.5%. An increase in the dividend yield will decrease stock compensation expense.

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

  •
  The expected term was estimated for the 2008 grant of stock appreciation rights by reviewing the historical exercise experience of all past stock option grants with vesting terms of three years. The expected term that resulted from the review of three year awards was adjusted to account for the four year vesting of the stock appreciation rights granted in 2008. The expected term was estimated for the 2009 grant of stock appreciation rights by reviewing the historical exercise

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

    experience of all past stock option grants with vesting terms of three years. Since the vesting period of the 2009 grant of stock appreciation rights was three years, no adjustment to the historical exercise experience was required. An increase in the expected holding period will increase stock compensation expense.

        The following table summarizes activity of RSUs with service conditions:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested, December 31, 2006	1,558	$25.04

Granted	1,219	$29.64
Vested	(296)	$26.06
Forfeited	(148)	$28.09

Unvested, December 31, 2007	2,333	$27.16

Granted	1,356	$22.24
Vested	(569)	$27.45
Forfeited	(348)	$26.74

Unvested, December 31, 2008	2,772	$24.75

Granted	2,146	$13.53
Vested	(903)	$25.60
Forfeited	(267)	$21.91

Unvested, December 31, 2009	3,748	$18.33	$79,245

Vested or Expected to Vest, December 31, 2009	3,390	$18.44	$71,657

        The intrinsic value for RSUs is calculated based on the market price of the Company's Common Stock as of the end of the period. As of December 31, 2009, approximately $45,894 of unrecognized stock compensation expense related to unvested RSUs (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 2.58 years. The total fair value of RSUs with service conditions which vested during the periods ended December 31, 2009, 2008 and 2007 was $12,716, $14,496 and $8,716, respectively.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

        The following table summarizes activity of RSUs with performance conditions:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested, December 31, 2006	613	$24.20

Granted	402	$15.77
Vested	(84)	$18.65
Forfeited	(6)	$27.00

Unvested, December 31, 2007	925	$21.02

Granted	357	$19.61
Vested	(109)	$23.86
Forfeited	(12)	$27.26

Unvested, December 31, 2008	1,161	$20.18

Granted	538	$13.39
Vested	(536)	$19.91
Forfeited	(39)	$15.43

Unvested, December 31, 2009	1,124	$17.22	$23,759

Vested or Expected to Vest, December 31, 2009	1,050	$15.37	$22,191

        The intrinsic value for RSUs with performance conditions is calculated based on the market price of the Company's Common Stock as of the end of the period. As of December 31, 2009, approximately $7,900 of unrecognized stock compensation expense related to unvested restricted stock units (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.57 years. The total fair value of RSUs with performance conditions which vested during the periods ended December 31, 2009, 2008 and 2007 was $7,510, $1,059 and $2,347, respectively.

        The following table summarizes activity of non-employee director deferred stock granted in lieu of board meeting fees:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2006	33	$22.49

Granted	5	$29.50

Outstanding, December 31, 2007	38	$23.37

Granted	6	$19.71

Outstanding, December 31, 2008	44	$22.81

Granted	10	$16.02
Vested	(14)	$21.68

Outstanding, December 31, 2009	40	$21.52

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 11. Stock-Based Compensation (Continued)

        The following table summarizes the components and classification of stock-based compensation expense in 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
Stock Options	$3,240	$4,030	$14,143
Restricted Stock Units	30,340	24,008	20,810
Employee Stock Purchase Plan	—	(2)	639

Total Stock-Based Compensation Expense	$33,580	$28,036	$35,592

Operating Costs of I&A	$2,643	$2,938	$3,610
Direct and Incremental Costs of C&S	4,494	3,616	3,762
Selling, & Administrative Expenses	26,443	21,482	28,220

Total Stock-Based Compensation Expense	$33,580	$28,036	$35,592

Tax Benefit on Stock-Based Compensation Expense	$10,511	$8,892	$10,334

Capitalized Stock-Based Compensation Expense	$200	$185	$325

        The tax benefit realized on stock options exercised and restricted stock issued for the year ended December 31, 2009 was $6,945.

        Realized tax benefits in excess of amounts recognized in the Consolidated Statements of Income were recognized as a financing activity rather than an operating activity for purposes of the Consolidated Statement of Cash Flows and were equal to $54, $94 and $5,103 for the years ended December 31, 2009, 2008 and 2007, respectively.

        The Company satisfies stock option exercises, vested RSUs and ESPP shares with repurchased treasury stock on hand. For further information regarding the Company's share repurchase programs and shares available for repurchase under such programs, see Note 14.

Note 12. Income Taxes

        Income from continuing operations before provision for income taxes consisted of:

	2009	2008	2007
U.S.	$178,997	$199,683	$198,336
Non-U.S.	57,617	223,109	159,055

	$236,614	$422,792	$357,391

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 12. Income Taxes (Continued)

        The provision (benefit) for income taxes consisted of:

	2009	2008	2007
U.S. Federal and State:
Current	$(36,389)	$62,025	$89,250
Deferred	(8,006)	(15,901)	416

	$(44,395)	$46,124	$89,666

Non-U.S.:
Current	$52,448	$35,602	$48,599
Deferred	(32,058)	24,480	(20,343)

	20,390	60,082	28,256

Total	$(24,005)	$106,206	$117,922

        The following table summarizes the significant differences between the U.S. Federal statutory taxes and the Company's provision for income taxes for consolidated financial statement purposes.

	2009	2008	2007
Tax Expense at Statutory Rate	35.0%	35.0%	35.0%
State and Local Income Taxes, net of Federal Tax Benefit	0.4	1.2	1.5
Impact of Non-U.S. Tax Rates and Credit	(1.7)	(2.7)	(3.0)
Uncertain Tax Benefit Reserve	6.7	3.6	5.3
Reorganization of Non-U.S. Subsidiaries	(30.1)	(4.9)	(3.5)
Contract/Statute of Limitation Expirations	(9.3)	(3.3)	—
U.S. Audit Settlements	(6.9)	(2.4)	—
Pre-Spin Legacy Liability	(3.1)	(2.1)	—
Non-U.S. Audit Settlements	(0.5)	(0.2)	(4.6)
Impact of Non-U.S. Tax Rate Changes	—	—	2.1
Other, net	(0.8)	1.0	0.4

Total Taxes	(10.2)%	25.1%	33.0%

        In 2009, the Company's effective tax rate of (10.2%) was favorably impacted by $12,200 as a result of reorganizations of certain non-U.S. subsidiaries, $69,300 due to foreign exchange losses recognized for tax purposes, $21,900 as a result of the expiration of certain statutes of limitation and $16,300 from the settlement of a certain state tax matter. For the twelve months ended December 31, 2009, the Company recorded $18,500 of tax expense related to unrecognized tax benefits that if recognized, would favorably affect the effective tax rate. Included in this amount is $3,800 of interest and penalties. As of December 31, 2009, the Company had $10,700 recorded for interest and penalties.

        In 2008, the Company's effective tax rate of 25.1% was favorably impacted by $20,700 as a result of a non-U.S. reorganization involving several IMS subsidiaries, $11,000 due to audit settlements with taxing authorities, $9,700 as a result of the termination of a non-U.S. agreement, $9,700 in connection with the resolution of certain legacy tax matters (see Note 15) and $4,400 due to the expiration of certain statutes of limitation. For the twelve months ended December 31, 2008, the Company recorded

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 12. Income Taxes (Continued)

$18,800 of tax expense related to unrecognized tax benefits that if recognized, would favorably affect the effective tax rate. Included in this amount is $9,200 of interest and penalties. As of December 31, 2008, the Company had $19,600 recorded for interest and penalties.

        In 2007, the Company's effective tax rate of 33.0% was impacted by a tax reduction of $16,500 arising from a favorable non-U.S. audit settlement for tax years 1998 through 2002, a tax charge of $7,500 to revalue net deferred tax assets arising from the reduction of the German federal tax rate from 25% to 15% and a tax reduction of $12,440 arising from a reorganization of certain non-U.S. subsidiaries.

        On January 1, 2007, the Company adopted authoritative guidance related to accounting for uncertainty in income taxes. As a result of this adoption, the Company recognized an increase in liabilities for uncertain tax positions of $51,800 and a corresponding reduction to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had $117,200 of gross unrecognized tax benefits and interest and penalties of $13,500. For the twelve months ended December 31, 2007, the Company recorded $21,100 of tax expense related to uncertain tax positions that if recognized, would favorably affect the effective tax rate. Included in this amount is $12,600 of interest and penalties. The Company recognizes interest expense and penalties related to unrecognized tax benefits in income tax expense.

        The Company files numerous consolidated and separate income tax returns in the U.S. (federal and state) and non-U.S. jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2006. The Company is no longer subject to state and local income tax examination by tax authorities for years before 1997. Further, with few exceptions, the Company is no longer subject to examination by tax authorities in its material non-U.S. jurisdictions prior to 2004. It is reasonably possible that within the next twelve months the Company could realize $32,400 of unrecognized tax benefits as a result of the expiration of certain statutes of limitation.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Tabular Reconciliation of Uncertain Tax Benefits	2009	2008	2007
Gross unrecognized tax benefits at January 1	$87,879	$138,328	$117,184
Gross (decreases) increases—prior period positions	6,258	(15,852)	6,507
Gross increases—current period positions	5,975	7,941	15,690
Decreases—settlement with tax authorities	(15,469)	(27,164)	—
Reductions—lapse of statute of limitations	(17,479)	(14,333)	—
Other	2,020	(1,041)	(1,053)

Gross unrecognized tax benefits at December 31.	$69,184	$87,879	$138,328

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 12. Income Taxes (Continued)

        The Company's deferred tax assets (liabilities) are comprised of the following at December 31:

	2009	2008
Deferred Tax Assets:
Net Operating Losses	$57,330	$44,898
Non-U.S. Intangibles	31,120	32,540
Employment Benefits	13,429	20,685
Equity Compensation	16,503	17,140
Post Employment Benefits	29,206	8,525
Deferred Revenues	10,033	5,206
Accrued Liabilities	6,569	—
Other	4,869	133

	169,059	129,127
Valuation Allowance	(46,996)	(35,268)

	122,063	93,859

Deferred Tax Liabilities:
Computer Software	(91,394)	(87,150)
Depreciation	(9,351)	(13,686)
Other	(7,829)	(7,839)

	(108,574)	(108,675)

Net Deferred Tax Asset (Liability)	$13,489	$(14,816)

        The 2009 and 2008 net deferred tax asset and liability consists of a current deferred tax asset of $62,871 and $24,645, a non-current deferred tax asset of $30,678 and $39,254, a current deferred tax liability of $9,510 and $9,444, and a non-current deferred tax liability included in Other liabilities of $70,549 and $69,271, respectively. See Notes 2 and 15.

        The Company has federal, state and local, and non-U.S. tax loss carryforwards, the tax effect of which was $57,330 as of December 31, 2009. Of this amount, $14,797 have an indefinite carryforward period, $402 will expire in 2010 and the remaining $42,131 expire at various times beginning in 2011. The Company established valuation allowances against state and local and non-U.S. net operating losses as follows: $46,996 in 2009, $35,268 in 2008 and $32,096 in 2007, that based on available evidence, are more likely than not to expire before they can be utilized.

        Undistributed earnings of non-U.S. subsidiaries aggregated $1,261,300 at December 31, 2009. As of December 31, 2009, the Company intends to indefinitely reinvest all unremitted earnings outside the U.S. It is not currently practicable to determine the amount of applicable taxes on this amount.

Note 13. Commitments

        The Company's contractual obligations include facility leases, agreements to purchase data and telecommunications services, leases of certain computer and other equipment and projected pension and other postretirement benefit plan contributions. At December 31, 2009, the minimum annual

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 13. Commitments (Continued)

payment under these agreements and other contracts that have initial or remaining non-cancelable terms in excess of one year are as listed in the following table:

	Year
	2010	2011	2012	2013	2014	Thereafter	Total
Operating Leases(1)	$38,467	$35,784	$28,930	$19,246	$14,492	$42,987	$179,906
Data Acquisition and Telecommunication Services(2)	178,337	125,229	81,730	43,755	23,959	1,703	454,713
Computer and Other Equipment Leases(3)	22,766	16,017	7,773	4,661	2,055	631	53,903
Projected Pension and Other Postretirement Benefit Plan Contributions(4)	13,700	—	—	—	—	—	13,700
Long-term Debt(5)	29,431	506,358	25,464	398,279	22,271	423,312	1,405,115
Other Long-term Liabilities(6)	95,909	30,054	15,748	16,040	17,301	108,156	283,208

Total	$378,610	$713,442	$159,645	$481,981	$80,078	$576,789	$2,390,545

(1)
Rental expense under real estate operating leases for the years 2009, 2008 and 2007 was $35,195, $35,028 and $35,646, respectively.

(2)
Expense under data and telecommunications contracts for the years 2009, 2008 and 2007 was $211,530, $182,819 and $165,230, respectively.

(3)
Rental expense under computer and other equipment leases for the years 2009, 2008 and 2007 was $21,077, $20,723 and $24,299, respectively. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.

(4)
The Company's contributions to pension and other postretirement benefit plans for the years 2009, 2008 and 2007 were $10,231, $12,120 and $9,473, respectively. The estimated contribution amount shown for 2010 includes both required and discretionary contributions to funded plans as well as benefit payments from unfunded plans. The majority of the expected contribution shown for 2010 is required.

(5)
Amounts represent the principal balance plus estimated interest expense based on current interest rates under the Company's long-term debt (see Note 9).

(6)
Includes estimated future funding requirements related to pension and postretirement benefits (see Note 10) and the long-term portions of the 2009 and 2007 severance, impairment and other charges (see Note 6). As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: deferred taxes ($70,549) and uncertain tax benefits reserve ($69,041).

Note 14. IMS Health Capital Stock

        The Company's share repurchase program has been developed to buy opportunistically, when the Company believes that its share price provides it with an attractive use of its cash flow and debt capacity.

        On December 18, 2007, the Board of Directors authorized a stock repurchase program to buy up to 20,000 shares. As of December 31, 2009, 9,505 shares remained available for repurchase under the December 2007 program.

        During 2009, the Company did not repurchase any shares of outstanding Common Stock under this program.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 14. IMS Health Capital Stock (Continued)

        During 2008, the Company repurchased 10,495 shares of outstanding Common Stock under this program at a total cost of $238,046.

        These shares repurchases positively impacted the Company's diluted earnings per share by $0.06 for the year ended December 31, 2008.

        Shares acquired through the Company's repurchase programs described above are open-market purchases or privately negotiated transactions in compliance with U.S. Securities and Exchange Commission ("SEC") Rule 10b-18.

        Under the Company's Restated Certificate of Incorporation, as amended, the Company has the authority to issue 820,000 shares with a par value of $.01 per share of which 800,000 represent shares of Common Stock, 10,000 represent shares of preferred stock and 10,000 represent shares of Series Common Stock. The preferred stock and Series Common Stock can be issued with varying terms, as determined by the Board of Directors.

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

        The underlying tax controversies with the Internal Revenue Service ("IRS") have substantially all been resolved and the Company paid to the IRS the amounts that it believed were due and owing. In the first quarter of 2006, Donnelley indicated that it disputed the amounts contributed by the Company toward the resolution of these matters based on the Donnelley Parties' interpretation of the allocation of liability under the 1996 Spin-Off agreements. In August 2006, the Donnelley Parties commenced arbitration regarding one of these disputes (referred to herein as the "Dutch Partnership Dispute"). The Dutch Partnership Dispute was resolved during the third quarter of 2008 when the parties consented to the entry of a consent award by the arbitration panel. Pursuant to the terms of the consent award, in the third quarter of 2008, the Company made a payment of $4,600 ($3,100 net of tax benefit) and an additional interest and cost payment of $2,600 ($1,700 net of tax benefit) to the Donnelley Parties. The remaining disputes were resolved during the second quarter of 2009 by agreement among the parties. Pursuant to the 2009 settlement agreement, the Company made a payment of $10,750 ($8,000 net of tax benefit) to the Donnelley Parties in full satisfaction of its liability with respect to the remaining disputes (see Note 12).

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

LITIGATION RELATING TO THE MERGER

        In connection with the Merger, between November 6, 2009 and November 10, 2009 three putative stockholder class action lawsuits were filed in the Delaware Court of Chancery and two in the Superior Court of Connecticut, Judicial District of Stamford-Norwalk. These lawsuits generally alleged breaches of fiduciary duty by the Company's directors in connection with the Merger.

        On December 2, 2009, the three putative shareholder class action lawsuits filed in Delaware were consolidated into a single action, captioned In re IMS Health Inc. Shareholder Litigation, C.A. No. 5057-CC (the "Delaware Action"). On January 14, 2010, the plaintiffs in the Delaware Action filed

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 15. Contingencies (Continued)

a Notice and Order of Voluntary Dismissal of all their claims, without prejudice, in which they represented that no compensation in any form has passed directly or indirectly from defendants to plaintiffs or plaintiffs' attorneys and that no promise to give any such compensation has been made. The Court of Chancery granted the dismissal on January 15, 2010.

        One of the two putative shareholder class action lawsuits filed in Connecticut, styled Trust for the Benefit of Sylvia B. Piven v. IMS Health Incorporated, et al., CV09-5013110-S, was filed on November 6, 2009, and the other, styled John Felhaber v. David R. Carlucci, et al., CV09-5013139-S, was filed on November 10, 2009. On December 8, 2009, plaintiff Felhaber filed an amended complaint asserting, among other things, that the Company's directors had breached their duty of disclosure in the Preliminary Proxy Statement on Schedule 14A filed with the SEC by the Company on November 25, 2009. On December 18, 2009, the Company director defendants filed motions to dismiss for failure to properly effect service, and on December 21, 2009 the Company filed motions to strike the Piven complaint and the Felhaber amended complaint filed in the Superior Court of Connecticut. On January 5, 2010, plaintiff Felhaber filed an application for temporary injunction seeking, among other things, disclosure-based relief in advance of the February 8, 2010 Special Meeting of the Company's stockholders, and on January 11, 2010, the Company and its directors filed an objection to the application. During a January 13, 2010 hearing before the Superior Court of Connecticut, the Company director defendants withdrew their motions to dismiss.

        On January 27, 2010, the Company entered into a memorandum of understanding with the plaintiffs regarding the settlement of the two putative stockholder class action lawsuits filed in the Superior Court of Connecticut, Judicial District of Stamford-Norwalk. The Company believes that no further supplemental disclosure is required under applicable laws; however, to avoid the risk of the putative stockholder class actions delaying or adversely affecting the Merger and to minimize the expense of defending such actions, the Company has agreed, pursuant to the terms of the proposed settlement, to make certain supplemental disclosures related to the proposed Merger. Subject to completion of certain confirmatory discovery by counsel to the plaintiffs, the memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to the Company's stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Superior Court will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed Merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs' counsel will file a petition in the Superior Court for an award of attorneys' fees and expenses to be paid by the Company or its successor, which the defendants may oppose. The Company or its successor shall pay or cause to be paid those attorneys' fees and expenses awarded by the Court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Superior Court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

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

        IMS Government Solutions discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS in May 2005). Upon discovery of the potential noncompliance, the Company began remediation efforts, promptly disclosed the potential noncompliance to the U.S. government, and was accepted into the Department of Defense Voluntary Disclosure Program. The Company filed its Voluntary Disclosure Program Report ("Disclosure Report") on August 29, 2008. Based on the Company's findings as disclosed in the Disclosure Report, the Company recorded a reserve of approximately $3,748 for this matter in the third quarter of 2008. The Company is currently unable to determine the outcome of this matter pending the resolution of the Voluntary Disclosure Program process and its ultimate liability arising from this matter could exceed its current reserve.

OTHER CONTINGENCIES

        CONTINGENT CONSIDERATION.    Under the terms of certain purchase agreements related to acquisitions consummated in 2008 and prior, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain performance related targets during 2009. These additional payments will be recorded as compensation expense. The Company paid approximately $2,400 under such contingencies during 2009. Based on current estimates, the Company expects that additional contingent consideration under these agreements may total approximately $1,800. It is expected that these contingencies will be resolved during the first half of 2010.

Note 16. Merger Agreement

        On November 5, 2009, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Healthcare Technology Holdings, Inc., a Delaware corporation ("Parent"), and Healthcare Technology Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub"), providing for the merger of Merger Sub with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of TPG and CPPIB.

        On February 8, 2010, a special meeting of the stockholders of the Company was held (the "Special Meeting"). At the Special Meeting, the Company's stockholders approved the proposal presented at the Special Meeting to adopt the Merger Agreement.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 16. Merger Agreement (Continued)

        At the effective time of the Merger, each share of the Company's Common Stock issued and outstanding (except for certain shares held by Parent, the Company and certain of its subsidiaries, and shares held by stockholders who have properly demanded appraisal rights) will convert into the right to receive the per share Merger consideration of $22.00 in cash, without interest, less any applicable withholding taxes.

        The respective obligations of the Company, Parent and Merger Sub to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including without limitation the absence of any law enacted, issued, enforced or entered by any court or governmental entity of competent jurisdiction that restrains, enjoins or otherwise prohibits the consummation of the Merger or otherwise makes consummation of the Merger illegal, the accuracy of representations and warranties (subject to customary materiality qualifiers) made by the parties to the Merger Agreement, and compliance, in all material respects, with the parties' respective covenants and agreements contained in the Merger Agreement at or prior to the date of the closing of the Merger. The consummation of the Merger is subject to certain other conditions which, as of the date of this Annual Report on Form 10-K, have been satisfied. Completion of the Merger is expected to occur by the end of the first quarter of 2010.

        The Company anticipates that the total funds needed to complete the Merger will be approximately $5,900,000. The Company expects this amount to be funded through a combination of:

  •
  equity financing of approximately $2,800,000 to be provided or secured by investment funds affiliated with TPG and a wholly owned subsidiary of CPPIB, or other parties to whom they assign a portion of their commitments;

  •
  a $2,000,000 senior secured term loan facility;

  •
  the issuance of $1,000,000 in principal amount of senior unsecured notes (supplemented, if some or all of those notes cannot be sold at closing, by a senior unsecured term loan facility); and

  •
  approximately $100,000 of cash on hand of the Company.

Parent has obtained equity and debt financing commitments. The funding under those commitments is subject to conditions, including conditions that do not relate directly to the Merger Agreement.

        Pursuant to a limited guarantee delivered by TPG Partners V, L.P., TPG Partners VI, L.P. and CPP Investment Board Private Holdings Inc. (collectively, the "Guarantors") in favor of the Company, dated November 5, 2009, the Guarantors have agreed to guarantee, severally but not jointly, the due and punctual performance and discharge of the obligations of Parent and Merger Sub under the Merger Agreement to pay a termination fee of $275,000 to the Company, as and when due, the direct expenses incurred by Parent or Merger Sub in connection with the arrangement of the financing of the Merger, and certain reimbursement obligations of Parent and Merger Sub with respect to the Company, which direct expenses and reimbursement obligations shall not in the aggregate exceed $6,000.

        The Merger Agreement contains certain termination rights for the Company and Parent. If the Merger Agreement is terminated, under certain specified circumstances in the Merger Agreement, the Company may be required to pay a termination fee equal to $115,000, in addition to reimbursing Parent for all out-of-pocket fees and expenses incurred by Parent or Merger Sub in connection with the Merger Agreement or the transactions contemplated therein up to $5,000. In the event the Company terminates the Merger Agreement due to certain actions or inactions by Parent, Parent must pay the

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 16. Merger Agreement (Continued)

Company a fee of $275,000, less the sum of amounts paid by Parent with respect to Parent's liability for certain reimbursement obligations and certain direct expenses incurred by Parent in connection with the financing up to $6,000 in the aggregate.

        In connection with the proposed merger, the Company incurred and expensed $11,000 during the fourth quarter of 2009 primarily for professional services consisting of investment banker, legal and accounting fees.

Note 17. Supplemental Financial Data

ACCOUNTS RECEIVABLE, NET:

	At December 31,
	2009	2008
Trade and notes	$276,779	$299,219
Less: Allowances	(7,709)	(5,960)
Unbilled receivables	53,499	89,517

	$322,569	$382,776

OTHER CURRENT ASSETS:

	At December 31,
	2009	2008
Deferred income taxes	$62,871	$24,645
Prepaid expenses	42,066	56,372
Work-in-process inventory	66,565	68,640
Other	18,943	24,442

	$190,445	$174,099

PROPERTY, PLANT AND EQUIPMENT, NET:

	At December 31,
			Estimated Useful Lives
	2009	2008
Buildings	$71,902	$77,306	40 – 50 years
Less: Accumulated depreciation	(20,767)	(24,768)
Machinery and equipment	242,002	246,860	3 – 12 years
Less: Accumulated depreciation	(163,003)	(161,529)
Leasehold improvements, less accumulated amortization of $31,089 and $22,043, respectively	34,203	38,318
Construction-in-progress	14,337	3,270
Land	3,006	3,598

	$181,680	$183,055

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 17. Supplemental Financial Data (Continued)

COMPUTER SOFTWARE AND GOODWILL:

	External-Use Software	Internal-Use Software	Goodwill
January 1, 2008	$151,995	$117,037	$651,709
Additions at cost	22,805	54,951	31,900
Amortization	(49,732)	(36,715)	—
Impairments, foreign exchange and other	(7,103)	345	(20,077)

December 31, 2008	$117,965	$135,618	$663,532
Additions at cost	26,977	58,811	1,731
Amortization	(40,362)	(40,894)	—
Impairments, foreign exchange and other	(8,932)	5,738	34,987

December 31, 2009	$95,648	$159,273	$700,250

        Accumulated amortization of total computer software was $725,405 and $646,668 at December 31, 2009 and 2008, respectively. Accumulated amortization of external-use computer software was $332,202 and $294,949 at December 31, 2009 and 2008, respectively.

OTHER ASSETS:

	At December 31,
	2009	2008
Long-term pension assets	$50,282	$26,512
Long-term deferred tax asset	30,678	39,254
Deferred charges and other intangible assets	84,049	118,144
Other	14,855	23,379

	$179,864	$207,289

ACCOUNTS PAYABLE:

	At December 31,
	2009	2008
Trade	$56,693	$64,867
Taxes other than income taxes	41,375	40,193
Other	7,364	14,738

	$105,432	$119,798

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 17. Supplemental Financial Data (Continued)

ACCRUED AND OTHER CURRENT LIABILITIES:

	At December 31,
	2009	2008
Salaries, wages, bonuses and other compensation	$93,063	$73,396
Accrued data acquisition costs	86,389	68,730
Accrued severance and other costs	96,004	21,204
Other	116,683	112,434

	$392,139	$275,764

OTHER LIABILITIES:

	At December 31,
	2009	2008
Long-term tax liability	$—	$11,850
Deferred tax liability	70,549	69,271
Long-term uncertain tax benefits reserve	69,041	94,281
Other	9,167	10,275

	$148,757	$185,677

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

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 18. Operations by Business Segment (Continued)

OPERATING RESULTS BY GEOGRAPHIC REGION

        The following represents selected geographic information for the regions in which the Company operates as of and for the years ended December 31, 2009, 2008 and 2007.

	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total IMS
Year Ended December 31, 2009:
Operating Revenue(4)	$966,314	$880,887	$342,544	—	$2,189,745
Operating Income (Loss)(5)	$279,422	$113,890	$120,533	$(242,957)	$270,888
Total Assets	$714,477	$962,279	$241,554	$304,405	$2,222,715

Year Ended December 31, 2008:
Operating Revenue(4)	$1,017,424	$984,385	$327,719	—	$2,329,528
Operating Income (Loss)(5)	$314,005	$125,364	$121,475	$(62,539)	$498,305
Total Assets	$779,437	$848,014	$225,556	$234,130	$2,087,137

Year Ended December 31, 2007:
Operating Revenue(4)	$975,754	$925,405	$291,412	—	$2,192,571
Operating Income (Loss)(5)	$326,283	$117,610	$111,119	$(161,733)	$393,279
Total Assets	$773,857	$982,998	$216,021	$271,328	$2,244,204

Notes to Geographical Financial Information:

(1)
Americas includes the U.S., Canada and Latin America. Operating Revenue in the U.S. was $801,661, $842,004 and $801,017 in 2009, 2008 and 2007, respectively, and Total Assets were $563,782, $644,786 and $613,146 in 2009, 2008 and 2007, respectively.

(2)
EMEA includes countries in Europe, the Middle East and Africa.

(3)
Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region.

(4)
Operating Revenue relates to external customers and is based on the location of the customer. The Operating Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)
Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions' profitability. The Operating Income amounts for the geographic segments include the impact of foreign exchange in converting results into U.S. dollars. For the year ended December 31, 2009, Severance, impairment and other charges of $20,946, $109,033 and $2,613 for the Americas, EMEA and Asia Pacific, respectively, are presented in Corporate and Other. For the year ended December 31, 2008, Severance, impairment and other charges of $4,684 and $4,724 for EMEA and Asia Pacific, respectively, are presented in Corporate & Other. For the year ended December 31, 2007, Severance, impairment and other charges of $16,217, $62,849 and $4,386 for the Americas, EMEA and Asia Pacific, respectively, are presented in Corporate and Other.

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands, except per share data)

Note 18. Operations by Business Segment (Continued)

        A summary of the Company's operating revenue by product line for the years ended December 31, 2009, 2008 and 2007 is presented below:

	Years Ended December 31,
	2009	2008	2007
Commercial Effectiveness	$1,103,896	$1,153,501	$1,112,995
Product & Portfolio Management	683,854	721,357	704,898
New Business Areas	401,995	454,670	374,678

Operating Revenue	$2,189,745	$2,329,528	$2,192,571

Note 19. Subsequent Events

        In January 2010, the Venezuelan government announced the devaluation of its currency and established a two-tier foreign exchange structure. The official exchange rate for essential goods was adjusted from 2.15 Venezuelan Bolívars ("Bolívars") to each U.S. Dollar to 2.60 and the official exchange rate for non-essential goods was adjusted from 2.15 Bolívars to each U.S. Dollar to 4.30. The Company expects that its products will be classified as non-essential. The Company's Swiss operating subsidiary, IMS AG, maintains certain account balances in Bolívars (mainly Cash and cash equivalents). As these balances are held in a non-functional currency of IMS AG, the Company is required to mark-to-market these balances at each reporting date and reflect these movements as gains or losses in income. Separately, Venezuela has been designated hyper-inflationary effective January 1, 2010, and as such, all future foreign currency fluctuations will also be recorded in income for certain account balances at the Company's local Venezuelan operating subsidiary. While the Company continues to evaluate the impact of these actions by the Venezuelan government, it expects to record a pre-tax charge of approximately $10,000 to Other expense, net in the first quarter of 2010 related to the remeasurement of the IMS AG Bolívar account balances and the remeasurement of certain local Venezuelan account balances under the assumption that the 4.30 rate will apply.

Quarterly Financial Data (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended(1)
2009	Mar-31	Jun-30	Sep-30	Dec-31	Full Year
Operating Revenue	$526,944	$522,839	$540,771	$599,191	$2,189,745
Operating Costs of Information and Analytics	$170,839	$175,401	$181,974	$187,552	$715,766
Direct and Incremental Costs of Consulting and Services	$61,145	$57,012	$58,774	$73,480	$250,411
External—Use Software Amortization	$10,524	$10,117	$9,823	$9,897	$40,361
Operating Income (Loss)(2)	$100,865	$69,286	$(5,544)	$106,281	$270,888
Net Income (Loss)(2)	$134,456	$63,712	$(9,259)	$71,710	$260,619
Net Income (Loss) Attributable to IMS Health(2)	$133,332	$62,883	$(9,300)	$71,540	$258,455
Basic Earnings Per Share of Common Stock:
Net Income (Loss)	$0.73	$0.34	$(0.05)	$0.39	$1.42
Diluted Earnings Per Share of Common Stock:
Net Income (Loss)	$0.73	$0.34	$(0.05)	$0.39	$1.42

	Three Months Ended(1)
2008	Mar-31	Jun-30	Sep-30	Dec-31	Full Year
Operating Revenue	$574,180	$600,709	$573,715	$580,924	$2,329,528
Operating Costs of Information and Analytics	$192,766	$193,607	$190,139	$180,475	$756,987
Direct and Incremental Costs of Consulting and Services	$68,505	$71,951	$62,185	$72,605	$275,246
External—Use Software Amortization	$12,714	$13,043	$12,291	$11,680	$49,728
Operating Income(2)	$116,382	$131,377	$123,976	$126,570	$498,305
Net Income(2)	$60,810	$78,726	$77,313	$99,737	$316,586
Net Income Attributable to IMS Health(2)	$59,175	$77,695	$75,912	$98,468	$311,250
Basic Earnings Per Share of Common Stock:
Net Income	$0.32	$0.43	$0.42	$0.54	$1.70
Diluted Earnings Per Share of Common Stock:
Net Income	$0.32	$0.42	$0.41	$0.54	$1.70

(1)
Refer to Notes 6, 7, 9, 10, 11, 12, 15 and 16 for additional information regarding significant items impacting the Consolidated Statements of Income during 2009 and 2008.

(2)
Includes charges related to severance, impairment and other charges of $144,285 and $9,408 during 2009 and 2008, respectively (see Note 6). Includes $11,000 of merger costs during 2009 (see Note 16).

 Five-Year Selected Financial Data (Unaudited)

(Dollars and shares in thousands, except per share data)

	2009	2008	2007	2006	2005
Results of Operations:
Operating Revenue	$2,189,745	$2,329,528	$2,192,571	$1,958,588	$1,754,791
Costs and Expenses(1)	1,918,857	1,831,223	1,799,292	1,514,402	1,333,971

Operating Income	270,888	498,305	393,279	444,186	420,820

Net Income Attributable to IMS Health	$258,455	$311,250	$234,040	$315,511	$284,091

Basic Earnings Per Share of Common Stock	$1.42	$1.70	$1.20	$1.56	$1.24

Weighted average number of shares outstanding—basic	182,358	182,790	195,092	202,641	228,615

Diluted Earnings Per Share of Common Stock	$1.42	$1.70	$1.18	$1.53	$1.22

Weighted average number of shares outstanding—diluted	182,599	183,610	198,672	206,598	232,484

As a % of operating revenue:
Operating Income	12.4%	21.4%	17.9%	22.7%	24.0%
Net Income Attributable to IMS Health	11.8%	13.4%	10.7%	16.1%	16.2%

Cash dividend declared per Common Stock	$0.12	$0.12	$0.12	$0.12	$0.08

Balance Sheet Data:
IMS Health Shareholders' Equity (Deficit)	$71,825	$(255,374)	$(40,315)	$33,909	$415,055
Total Assets	$2,222,715	$2,087,137	$2,244,204	$1,906,594	$1,973,020
Postretirement and Postemployment Benefits	$112,230	$109,516	$79,992	$85,846	$110,782
Long-term Debt and Other Liabilities	$1,393,410	$1,589,876	$1,468,539	$1,143,555	$798,270

(1)
2009, 2008 and 2007 includes severance, impairment and other charges of $144,285, $9,408 and $88,690, respectively (see Note 6). 2009, 2006 and 2005 include merger costs of $11,000, $6,016 and $17,928, respectively, related to the proposed merger with Healthcare Technology Holdings, Inc. (see Note 16) and the terminated merger with Nielsen, respectively. Refer to Notes 6, 7, 9, 10, 11, 12, 15 and 16 for additional information regarding significant items impacting the Consolidated Statements of Income during the three years ended December 31, 2009.

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

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of December 31, 2009 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

DESIGN AND EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2009. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Our management's report and our independent registered public accounting firm's attestation report are set forth in Part II, Item 8 of this Annual Report on Form 10-K under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm."

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers, Promoters and Control Persons.

Our Directors and Officers

        The following table sets forth certain information concerning the directors and officers of our company:

Name	Age	Title	Director/Officer Since
Adel Al-Saleh	46	President, IMS Europe, Middle East and Africa ("EMEA")	2007
Harvey A. Ashman	47	Senior Vice President, General Counsel, External Affairs and Corporate Secretary	2009
David R. Carlucci	55	Director; Chairman, Chief Executive Officer and President	2005/2002
Constantine L. Clemente	72	Director	2001
James D. Edwards	66	Director	2002
Jeffrey J. Ford	45	Vice President and Treasurer	2004
Kathryn E. Giusti	51	Director	2002
Leslye G. Katz	55	Senior Vice President and Chief Financial Officer	2001
Kevin C. Knightly	49	Senior Vice President, Pharma Business Management	2006
H. Eugene Lockhart	60	Director	1998
Kevin S. McKay	57	Senior Vice President, Customer Delivery and Development	2007
William J. Nelligan	49	President, IMS Americas	2006
Karla L. Packer	50	Senior Vice President, Human Resources	2007
Gilles V.J. Pajot	60	Executive Vice President and Vice Chairman	2000
M. Bernard Puckett	65	Director	1998
Bradley T. Sheares	53	Director	2009
William C. Van Faasen	61	Director	1998
John R. Walsh	54	Senior Vice President, Payer and Government	2003
Bret W. Wise	49	Director	2006

        Certain biographical information regarding each director and officer is set forth below:

        Mr. Al-Saleh was appointed President, IMS EMEA Region in August, 2007. From January, 2007 to August, 2007, he was Senior Vice President, Sales and Major Countries, IMS EMEA Region. From February, 1988 to December, 2006, Mr. Al-Saleh held roles of increasing scope and responsibility at IBM spanning product development, brand management, sales, and general management across multiple regions in the world. Most recently he was Vice President, Sales for IBM Northeast Europe, responsible for business across all industries and brands in the region from April, 2005 to December, 2006. From June, 2003 to April, 2005, he held the position of IBM Vice President Communication Sector, Americas, where he was responsible for Telecommunications, Energy and Utilities, and Media and Entertainment business in North and South America. From June, 2001 to June, 2003, he served as IBM Global General Manager of its Wireless business unit.

        Mr. Ashman was appointed Senior Vice President, General Counsel, External Affairs and Corporate Secretary in October, 2009. He served as Vice President and Associate General Counsel for the Americas region from April, 1999 until April, 2008, and served as Vice President, External Affairs and Associate General Counsel for the Americas region from April, 2008 until October, 2009. Mr. Ashman joined IMS's predecessor company, IMS International, Inc. in October, 1988 as a staff attorney and has held roles of increasing responsibility from that time through the present.

        Mr. Carlucci was appointed Chairman, Chief Executive Officer and President of IMS in April, 2006, Chief Executive Officer and President in January, 2005 and President and Chief Operating Officer in October, 2002. Before joining IMS, Mr. Carlucci was General Manager, IBM Americas, which comprises all of IBM's sales and distribution operations in the U.S., Canada and Latin America from January, 2000 to January, 2002. Prior to that, Mr. Carlucci held roles of increasing responsibility at IBM, including General Manager, IBM's S/390 Division from January, 1998 to January, 2000; Chief Information Officer from February, 1997 to January, 1998; General Manager, IBM Printing Systems Company from July, 1995 to January, 1997; Vice President, Systems, Industries and Services, Asia Pacific from January, 1993 to July, 1995; and Vice President, marketing and channel management, IBM Personal Computer Company—North America from February, 1990 to December, 1992. He joined IBM in 1976 as a Sales Representative. Mr. Carlucci is also a director of Mastercard Inc. (since 2006).

        Mr. Clemente has served as a Director of IMS since December, 2001. Since September, 2002, Mr. Clemente has engaged in a number of personal investment and major non-profit activities. From August, 2002 until September, 2002, he provided consulting services to Pfizer, Inc. Mr. Clemente retired from Pfizer in August, 2002. From May, 1999 until August, 2002, he was Executive Vice President—Corporate Affairs; Secretary and Corporate Counsel of Pfizer. From 1992 until May, 1999, Mr. Clemente served as Senior Vice President—Corporate Affairs; Secretary and Corporate Counsel of Pfizer. Mr. Clemente joined the legal division of Pfizer in 1964 and served Pfizer in a number of domestic and international positions after that time.

        Mr. Edwards has served as a Director of IMS since October, 2002. He retired in 2002 as Managing Partner—Global Markets, for Arthur Andersen LLP, a position he had held since 1998. Mr. Edwards began his career with Arthur Andersen in 1964 and served in several positions after that time. Mr. Edwards is also a director of the following public companies: Cousins Properties, Inc. (since 2007), Crawford & Company (since 2005), Huron Consulting Group Inc. (since 2004) and Transcend Services, Inc. (since 2003).

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

        Ms. Giusti has served as a Director of IMS since February, 2002. Since March, 2006, she has served as Chief Executive Officer, and from January, 1998 until March, 2006, she served as the President, of the Multiple Myeloma Research Foundation, a non-profit organization aimed at funding research for and advancing awareness of multiple myeloma. She is also Chief Executive Officer of the Multiple Myeloma Research Consortium, a collaboration of leading myeloma research institutions dedicated to accelerating drug development through innovative research efforts, a position which she has held since 2004. From 1992 through March, 1997, she worked for G.D. Searle & Company, a subsidiary of Pharmacia Corporation, where she most recently served as Executive Director, Worldwide Arthritis Franchise.

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

        Mr. Knightly was appointed Senior Vice President, Pharma Business Management in October 2009. From August, 2007 until October, 2009, he served as Senior Vice President, Business Line Management. From January, 2006 to August, 2007, he served as President, IMS EMEA Region. From January, 2003 to January, 2006, he served as Senior Vice President, Marketing and Major Markets, EMEA. From 2001 to 2003, Mr. Knightly was Senior Vice President of Operations IMS Europe and from 1998 to 2001, he was Chief Financial Officer of IMS Europe. Mr. Knightly joined IMS's predecessor company, The Dun & Bradstreet Corporation in 1991, as Vice President Finance, Market Research Division of IMS America, and from January, 1994 to June, 1998, Mr. Knightly served as Chief Financial Officer of IMS America. Prior to that, Mr. Knightly held a number of senior financial management positions at The Dun & Bradstreet Corporation from 1983 to 1991.

        Mr. Lockhart has served as a Director of IMS since June, 1998. Since May, 2005, Mr. Lockhart has been an Operating Partner of Diamond Castle Holdings, LLC, a private equity investment firm, and from February, 2003, a Venture Partner for Oak Investment Partners, a private equity investment firm. From February, 2000 until February, 2003, Mr. Lockhart was President and Chief Executive Officer of NewPower Holdings, Inc., a provider of energy and related services. Prior to joining NewPower Holdings, Mr. Lockhart served at AT&T Corporation as President of Consumer Services from July, 1999 until February, 2000 and as Executive Vice President and Chief Marketing Officer from February, 1999 until June, 1999. From April, 1997 until October, 1998, Mr. Lockhart was President, Retail, of Bank of America Corporation, a financial services firm, and from March, 1994 until April, 1997, he served as President and Chief Executive Officer of MasterCard International, Inc., a credit card company. Mr. Lockhart also serves as a director of the following public companies: Asset Acceptance Capital Corp. (since 2003), Huron Consulting Group Inc. (since 2006) and RadioShack Corporation (since 2003). Mr. Lockhart also served as a director of Electronics Clearing House (from 2005 until 2007).

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

        Mr. Pajot was appointed Executive Vice President and Vice Chairman in October, 2009. From January, 2007 until October, 2009, he served as Executive Vice President and Chief Operating Officer. Mr. Pajot was Executive Vice President and President, Global Business Management from January, 2006 to January, 2007. From November, 2000 to January, 2006, Mr. Pajot was Executive Vice President and President, IMS EMEA. From July, 1998 to November, 2000, he served as President of IMS EMEA Region. Mr. Pajot joined IMS's predecessor company, Cognizant Corporation, in December, 1997 as President of IMS Europe. Previously, Mr. Pajot worked for 20 years with Pharmacia & Upjohn and its predecessor company, serving as Senior Vice President at Pharmacia & Upjohn from July, 1997 to December, 1997, with responsibility for global restructuring initiatives following the 1995 merger of Pharmacia & Upjohn. From November, 1995 to July, 1997, he was Senior Vice President of Pharmacia & Upjohn's Europe, Middle East and Africa Region. Prior to that, he served as Executive Vice President, Worldwide Pharmacia AB from September, 1994 to November, 1995.

        Mr. Puckett has served as a Director of IMS since June, 1998. From August, 2002 until September, 2007, Mr. Puckett served as Chairman of the Board of Openwave Systems, Inc. Mr. Puckett has been a private investor since January, 1996. He previously held the position of President and Chief Executive Officer of Mobile Telecommunication Technologies Corporation, a telecommunications firm, from May, 1995 until January, 1996. In addition, he served as President and Chief Operating Officer of that firm from January, 1994 until May, 1995. Mr. Puckett also serves as a director of Direct Insite Corporation (since 2004) and Skilled Healthcare Group, Inc. (since 2008).

        Dr. Sheares has served as a Director of IMS since April, 2009. Dr. Sheares served as Chief Executive Officer of Reliant Pharmaceuticals, Inc., a pharmaceutical company with integrated sales, marketing and development expertise that marketed a portfolio of branded cardiovascular pharmaceutical products, from January, 2007 through its acquisition by GlaxoSmithKline plc in December, 2007. Prior to joining Reliant Pharmaceuticals, Dr. Sheares served as President of U.S. Human Health, Merck & Co., from March, 2001 until July, 2006. Prior to that time, he served as Vice President, Hospital Marketing and Sales for Merck's U.S. Human Health business. Dr. Sheares joined Merck in 1987. Dr. Sheares also serves as a director of the following public companies: Covance Inc. (since 2009), Honeywell International, Inc. (since 2004), Progressive Corporation (since 2003) and Henry Schein, Inc. (since 2010).

        Mr. Van Faasen has been a Director of IMS since June, 1998. Mr. Van Faasen has served as Lead Director of IMS since February, 2006. On December 31, 2007, Mr. Van Faasen retired from Blue Cross and Blue Shield of Massachusetts, a health insurance firm in Boston, Massachusetts, where he served as Chairman of the Board beginning in July, 2005. From February, 2004 until July, 2005, he served as Chairman and Chief Executive Officer; from March, 2002 until February, 2004, he was Chairman, President and Chief Executive Officer and from September, 1992 until March, 2002, he was President and Chief Executive Officer of Blue Cross and Blue Shield of Massachusetts. Mr. Van Faasen is also a director of NSTAR (since 2002. Mr. Van Faasen served as a director of Polymedica Corp. (from 2005 until 2007).

        Mr. Walsh was appointed Senior Vice President, Payer and Government in July, 2009. From August, 2007 until July, 2009, he served as Senior Vice President, Strategy and Business Development.

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

        Mr. Wise has been a Director of IMS since December, 2006. Since January, 2009, Mr. Wise has served as Chairman and Chief Executive Officer of Dentsply International Inc., a global medical device company located in York, Pennsylvania. From January, 2007 until January, 2009, he served as Chairman, Chief Executive Officer and President; from January, 2006 to January, 2007, he was Chief Operating Officer; from January, 2005 to January, 2006, he was Executive Vice President; and from December, 2002 until January, 2005, he was Senior Vice President and Chief Financial Officer of Dentsply International. Mr. Wise was Senior Vice President and Chief Financial Officer of Ferro Corporation of Cleveland, Ohio, a global chemical company from June, 1999 to November, 2002; Vice President and Chief Financial Officer of WCI Steel, Inc., of Warren, Ohio from August, 1994 to June, 1999; and prior to June, 1994, he was a partner with the global accounting firm KPMG. Mr. Wise is also a director of Dentsply International (since 2006).

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our executive officers and Directors, and persons who own more than ten percent of our Common Stock to file reports of ownership and changes in ownership with the SEC. These reports are commonly referred to as Form 3, Form 4 and Form 5 reports. Filing persons must furnish us with copies of the Section 16(a) reports they file. We assist our Directors and executive officers in meeting these and other reporting obligations that arise as a result of their service to us. Based solely on our review of the Section 16(a) reports we have received and written representations from some filers that no other reports were required, we believe that all filing requirements applicable to our executive officers, Directors and greater-than-ten-percent shareholders were complied with for the 2009 fiscal year.

Code of Ethics

        Information relating to our Code of Ethics for Principal Executive Officer and Senior Financial Officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

Procedures for Shareholders to Nominate Director Candidates

        Shareholders may recommend candidates for membership on the Board of Directors to the Nominating and Governance Committee by submitting the names in writing to: Harvey A. Ashman, Senior Vice President, General Counsel and Corporate Secretary, IMS Health Incorporated, 901 Main Avenue, Norwalk, Connecticut 06851.

        Except as noted in the preceding sentence, there have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Corporate Governance—Audit Committee

        The Company's Board of Directors has a standing audit committee. In 2009, the Audit Committee of the Board consisted of Messrs. Edwards (Chairman), Lockhart, Van Faasen and Wise. The Board has determined that Mr. Edwards is an "Audit Committee Financial Expert" as such term is defined in the SEC rules. Each member of the Audit Committee is financially literate and is an "independent director" as defined in the New York Stock Exchange listing standards.

Item 11.    Executive Compensation

        The following table sets forth information regarding the compensation earned by or awarded to Board members who are not employees of IMS for Board service in 2009. Mr. Carlucci is the only IMS employee now serving on the Board. He is not compensated for Board service.

Director Compensation for Fiscal 2009

Name	Retainers & Meeting Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Constantine L. Clemente(2)	103,500	105,184	208,684
James D. Edwards(3)	121,500	105,184	226,683
Kathryn E. Giusti	70,500	105,184	175,684
John P. Imlay, Jr.(4)	30,000	—	30,000
H. Eugene Lockhart	111,000	105,184	216,184
M. Bernard Puckett	112,000	105,184	217,184
Bradley T. Sheares(5)	59,250	145,178	204,428
William C. Van Faasen(6)	182,500	105,184	287,684
Bret W. Wise(7)	82,500	105,184	187,684

(1)
Compensation shown in the "Stock Awards" column represents the aggregate grant-date fair value of the awards computed in accordance the Financial Accounting Standards Board (FASB) Accounting Standards Codified Topic 718 ("FASB ASC Topic 718") (excluding estimated forfeitures based on service-based vesting conditions). The following table shows the grant date fair value of each grant of restricted stock units ("RSUs") to our Directors in 2009 and the aggregate number of stock awards and aggregate number of options held by each Director at December 31, 2009. Deferred shares include vested RSUs, the settlement of which has been deferred by the Director. No stock options or stock appreciation rights were granted to Directors in 2009:

	Granted in 2009(a)	Number Held at December 31, 2009
Name	Fair Value of RSUs at Grant Date ($)	Restricted Stock Units (Unvested) (#)	Deferred Shares (#)	Stock Options (#)
Constantine L. Clemente	105,184	15,086	—	21,000
James D. Edwards	105,184	15,086	—	21,000
Kathryn E. Giusti	105,184	15,086	—	21,000
John P. Imlay, Jr.	—	—	—	30,224
H. Eugene Lockhart	105,184	15,086	—	30,224
M. Bernard Puckett	105,184	15,086	8,419	30,224
Bradley T. Sheares	145,178	10,810	—	—
William C. Van Faasen	105,184	15,086	—	47,245
Bret W. Wise	105,184	16,073	2,485	—

(a)
In 2009, each Director including Dr. Sheares was granted 7,832 RSUs which vest in four equal annual installments beginning one year after grant. In addition, Dr. Sheares was granted 2,978 RSUs upon his becoming a Director on April 21, 2009, which will vest in full on the fifth anniversary of the date of grant. RSU awards are subject to earlier vesting upon death or disability of the Director, in the event of a change-in-control, or in other circumstances as determined by the Human Resources Committee. Fair value of each RSU equals the average of the high and low market price of our common stock on the date of grant ($13.43 on April 21, 2009).

(2)
Mr. Clemente deferred 100% of his 2009 cash fees into 6,217 deferred share units.

(3)
Mr. Edwards deferred 100% of his 2009 cash fees into deferred cash.

(4)
Mr. Imlay retired from service as a Director on May 1, 2009. During his service in 2009, he deferred 50% of his cash fees into 1,070 deferred share units.

(5)
Dr. Sheares became a Director on April 21, 2009 and elected to defer 100% of his 2009 cash fees into deferred cash.

(6)
Lead Director of the IMS Board of Directors.

(7)
Mr. Wise deferred 50% of his 2009 cash fees into 2,682 deferred share units.

        The following table summarizes our policy for compensating non-employee Directors as in effect during 2009 and remaining in effect at February 9, 2010:

Annual Board Retainer:	$45,000, payable in quarterly installments
Audit Committee Chair Annual Retainer:	$15,000 annually, payable in quarterly installments
Other Committee Chairs Annual Retainer:	$10,000 annually, payable in quarterly installments
Lead Director Annual Retainer:	$35,000 annually, payable in quarterly installments
Transaction Committee Chair:	$25,000 payable in one lump-sum payment
Transaction Committee Retainer	$15,000 payable in one lump-sum payment
Meeting Attendance Fees:	$1,500 for each Board meeting, $1,500 for each Board committee meeting; $1,500 for each non-member Transaction committee meeting
Transaction Committee Meeting Attendance Fees:	$2,500 for each Transaction committee meeting attended by committee members
Restricted Stock Units ("RSUs"):	Effective 2007, Directors are awarded:

•       2,620 RSUs annually; these RSUs vest in four equal annual installments beginning one year after grant, subject to acceleration upon death, disability or upon termination in other circumstances as determined by the Human Resources Committee.

•       Grant of RSUs with a value of $70,000 annually; these RSUs vest in four equal annual installments beginning one year after grant, subject to acceleration upon death, disability or termination in other circumstances as determined by the Human Resources Committee.

•       Upon the initial election of a Director, a one-time grant of RSUs with a value of $40,000; these RSUs vest five years after grant, subject to acceleration upon death, disability or termination in other circumstances as determined by the Human Resources Committee.

•       RSUs are settled by delivery of shares, and until that time do not have voting rights, but carry a right to payment of dividend equivalents, subject to vesting of the RSUs and payable upon settlement.

        Commencing in 2006, we granted RSUs in place of stock options as the form of annual equity grant to Directors. Previously, Directors received a grant of 7,000 stock options annually, which vested and became exercisable in three equal annual installments or earlier upon termination of service by death, disability or retirement or upon termination in other circumstances as determined by the Human Resources Committee, and expired seven years after grant or earlier following termination of service.

        Directors may elect to defer all or part of their compensation under our Non-Employee Directors' Deferred Compensation Plan, a non-qualified plan. Under this Plan, the participating Directors may direct deferrals to an account to be credited as deferred cash or deferred share units. The number of share units acquired is determined by dividing the cash amount deferred by 100% of the fair market value of the IMS stock at the deferral date. Deferrals of RSUs are also permitted. Dividend equivalents are credited on share units at the same rate as dividends are paid on Common Stock. Deferrals are non-forfeitable. The rate of interest credited on deferred cash equals 120% of the long-term "applicable federal rate" as in effect in the preceding December, which under SEC rules does not constitute an "above market" interest rate.

        If there is a change-in-control of IMS, Directors' stock options and RSUs generally will become vested. For this purpose, the term "change-in-control" has the same meaning as under the change-in-control agreements, described below under the caption "Potential Payments Upon Termination or Change-In-Control."

        Expenses for attending Board and committee meetings and fulfilling other duties as Directors are reimbursed by IMS.

        The Board of Directors has adopted share ownership guidelines for non-employee Directors because it believes that each non-employee Director should maintain a meaningful investment in IMS. Each non-employee Director is expected to own shares with a value of five times the annual retainer amount. New non-employee Directors are given between seven and eight years to achieve the guideline. All Directors who have served at least four years have met these ownership guidelines as of December 31, 2009.

 COMPENSATION DISCUSSION AND ANALYSIS

        This discussion and analysis of our compensation program for named executive officers should be read in conjunction with the accompanying tables below and text disclosing the compensation awarded to, earned by or paid to the named executive officers.

        Compensation of our named executive officers is determined under IMS's compensation program for senior executives. This program is governed by the Human Resources Committee of the Board. Currently, the Human Resources Committee (referred to in this Compensation Discussion and Analysis as the "Committee") determines the compensation of all executive officers of the Company. This discussion and analysis focuses on our named executive officers listed in the Summary Compensation Table and other compensation tables in this Part III of Form 10-K.

Principal Objectives of Our Compensation Program for Named Executive Officers

        Our executive team is critical to the success of IMS in fulfilling its mission and building value for shareholders. The principal objectives of our compensation program are to:

  •
  Permit us to recruit talented and well-qualified executives to serve in leadership positions;

  •
  Retain such experienced executives to lead our organization over the long-term, and succeed into positions of increasing responsibility;

  •
  Motivate our executives to succeed by providing compensation that is directly based on performance.

        We have designed our executive compensation program with specific features to help achieve these overarching goals and also to promote related objectives that are important to the long-term success of IMS. We describe these features in detail throughout this Compensation Discussion & Analysis.

        We intend that the levels of compensation available to executives who successfully enhance corporate and shareholder value be competitive with the compensation offered by other organizations that potentially could compete for their services. This is critical to our ability to recruit executives who have demonstrated the qualities of leadership, a sharing of our values, and the energy and vision to guide IMS. It is likewise critical to our ability to motivate and retain high-quality executives who have demonstrated their value to our organization.

        We have designed our compensation program to tie an appropriate portion of each named executive officer's compensation to achievement of approved performance objectives. This "pay-for-performance" approach to compensation cascades throughout the organization and is supported by our global performance appraisal and job evaluation programs. As discussed below in greater detail, the principal measures of our business performance to which named executive officers' compensation is tied are revenues, operating income, free cash flow and, in the case of equity awards, the value returned to shareholders as measured by stock price.

        In setting policies and administering the compensation of named executive officers, the Committee reviews and takes into account all elements of compensation, the principal element being "total direct compensation" (comprising salary, annual incentive compensation and long-term compensation) but also including benefits and perquisites.

Decision-Making Responsibility

        Governance of our compensation program is the responsibility of the Committee, which is comprised solely of independent Directors. The Committee works with management, in particular the Chairman and Chief Executive Officer and the Senior Vice President of Human Resources, in making decisions regarding our compensation program. As discussed above, the Committee considers the recommendations of management, and particularly the Chief Executive Officer, in connection with many of the decisions in setting compensation. The Committee also has directly engaged Steven Hall & Partners, a nationally known compensation consulting firm, to act as its independent compensation consultant, to assist in gathering and analyzing market data, including the data used for benchmarking total direct compensation, to inform the Committee regarding compensation standards and trends, to advise the Committee on program design including vehicles and performance measures, to assist the Committee in connection with this Compensation Discussion & Analysis, and to help us with communications and implementation of compensation programs and policies. In addition, during 2009 the Committee's consultant was tasked with significant assignments, including a review and analysis of our Chief Executive Officer's compensation and its alignment with performance, a review and analysis of Board remuneration, ownership guidelines, peer group composition, long-term incentive practices, change-in-control and severance practices, review of the regulatory and legislative environment as it relates to executive compensation, and advising on compensation issues arising in connection with our currently proposed merger.

        The Committee is solely responsible for approving payments to the consultant, and the consultant reports directly to the Committee, which is solely responsible for the engagement and termination of the engagement. The Committee's consultant communicates with management in gathering information and supporting our program, but has been directed by us to exercise its independent judgment in advising the Committee on executive compensation matters. The consultant provides only executive compensation consulting services to us, and does not provide other services such as benefits administration or actuarial services.

Total Direct Compensation

        The Role of Benchmarking.    To achieve the objectives of our executive compensation program, we intend that the levels of compensation available to named executive officers who achieve their objectives and successfully enhance corporate value be competitive with the compensation offered by our comparator companies and other organizations that potentially could compete for their services. Specifically, we intend that, if our named executive officers achieve our targeted corporate objectives in a given year, they will earn total direct compensation comparable to the total direct compensation earned by executives performing similar functions at comparable companies. Total direct compensation includes three elements: salary, annual incentive, and long-term compensation. Long-term compensation includes several different types of awards, some of which are awarded under our Long-Term Incentive Program ("LTIP") and some of which are separate from the LTIP but nevertheless are part of long-term compensation. We have developed a group of comparator companies, described below, that we use for "benchmarking" total direct compensation.

        Though this "benchmarking" is an important step in our process, its use is limited to setting the framework within which compensation will depend on performance:

  •
  For each named executive officer, we have generally used benchmarking as a significant consideration in setting the target level of annual incentive and long-term incentives, with the intention that such target amounts, together with salary, will result in total direct compensation within the range of the 50th to 75th percentiles of the comparator group. As discussed below, in some cases target total direct compensation falls outside of this range.

  •
  For incentives with a performance goal, we set the target performance level which must be achieved to trigger the payout of the target incentive amount based on our long-term business strategy, annual operating plan and objectives.

  •
  For 2009 annual incentives and long-term incentive awards under our LTIP, a maximum payout level was set at 200% of the target payout level, and a threshold payout level was set at 75% of the target payout level (except that, for one performance metric, the payout ranged from 0% to 75% of target for performance between the threshold level and the next higher performance level). We believe these opportunities are appropriate and within the range of typical practice for performance-based incentives among U.S. companies and among our comparator group.

    •
    We base the performance levels required for payment of target, maximum and threshold incentives on our business plan and not as benchmarks against performance of other companies.

  •
  We set target total direct compensation levels and the terms of incentive awards at a particular time, early in each year, to motivate achievement of performance goals. Executives receive payouts under their incentive awards after conclusion of the performance period, when results are evaluated and certified by the Committee and Board.

  •
  When amounts are paid out, no benchmarking of the payout level versus other companies takes place.

  •
  Awards that constitute long-term compensation, including those under the LTIP as well as stock appreciation rights ("SARs") and RSUs provide for compensation linked to stock price. We benchmark the value of these awards as of the time of grant, but the ultimate payout based on share value is not controlled by any further benchmarking adjustments.

  •
  In benchmarking, we seek to compare an executive's compensation level with that of executives in comparable positions at the comparator companies. In some cases, our executive's position responsibilities may differ substantially from those of the typical comparable executive at companies in the comparator group.

  •
  The data we use for benchmarking is gathered from proxy statements filed by the comparable companies with the SEC, reporting compensation in prior fiscal years. When setting target annual and long-term incentive amounts in early 2009, our Human Resources Committee generally was limited to reviewing competitive compensation data from fiscal years ending in 2007 which makes benchmarking less precise.

  •
  We do not separately benchmark elements other than those included in total direct compensation. The Committee reviews information regarding prevailing levels of other elements of compensation, but does not have a policy of setting each such element of pay at a particular benchmark level.

        In addition, we take into account factors other than benchmarking in setting the elements of total direct compensation, including the experience and length of service of the executive, relative responsibilities, challenges, potential contributions and business conditions.

        Comparator Companies.    In determining target levels of total direct compensation for named executive officers, we look at the levels of total direct compensation of executives among a consistent group of comparator companies from year to year with adjustments as required to reflect acquisitions and mergers, as well as relevant changes in size, performance and business operations. We review the same group of comparator companies in evaluating other aspects of executive compensation.

        Fifteen publicly traded companies were referenced for comparison purposes in evaluating the 2009 compensation of the named executive officers, including 10 healthcare and other information services companies and five medical supply companies. These are companies with which IMS competes for executive talent, or which have characteristics similar to IMS, including one or more of the following:

  •
  Projected revenues, growth, operating income, assets, market value and/or total shareholder returns;

  •
  Market presence outside the United States;

  •
  Leading market shares in significant or emerging markets; and

  •
  Similarities in scope of position responsibilities, executive qualifications and expertise, and/or performance challenges.

        The following 15 comparator companies were referenced during 2009:

Pharmaceutical/Medical Supply Companies (5 Companies)	Healthcare and Other Information Services Companies (10 Companies)
Allergan, Inc.	Acxiom Corporation
Beckman Coulter, Inc.	Affiliated Computer Services, Inc.
Forest Laboratories, Inc.	Cerner Corporation
St. Jude Medical, Inc.	Covance Inc.
Stryker Corporation	DST Systems, Inc.
The Dun & Bradstreet Corporation
Equifax Inc.
Fair Isaac Corporation
Fiserv, Inc.
Moody's Corporation

        Compensation data for the comparator companies is compiled from benchmarking studies conducted by Steven Hall & Partners, the Committee's independent compensation consultant. In making decisions early in 2009 regarding total direct compensation for 2009, the Committee generally had data available from SEC filings by those companies reporting on their fiscal years ending in 2007. We recognized that executive compensation levels had trended upward in 2008, so that use of 2007 information for setting compensation would be conservative. We adjusted market data upward by 4% as an estimate of compensation levels that would prevail in mid-2009.

        In mid-2009, at the request of the Committee, our consultant conducted a review of our comparator group in light of recent acquisitions and transactions among the existing group. The Committee sought to broaden representation in the group, anticipating that future transactions might further limit the size of the comparator group. By the end of 2009, the Committee approved the addition of four comparator companies bringing the total group to 19.

        The following 4 additional comparator companies were also referenced during the second part of 2009:

Pharmaceutical/Medical Supply Companies (3 Companies)	Healthcare and Other Information Services Companies (1 Company)
King Pharmaceuticals, Inc.	Gartner, Inc.
Mylan, Inc.
Watson Pharmaceuticals, Inc.

        Total Direct Compensation.    Total direct compensation consists of salary, annual incentive awards and long-term compensation. Long-term compensation includes several forms of awards at times granted to named executive officers: (i) performance-based RSUs—called "PERS"—granted based on the level of achievement of annual incentive performance goals; (ii) SARs; (iii) time-vested RSUs; and (iv) awards under the LTIP earnable through performance, half of which are cash amounts usually payable in shares after the two-year performance period and half of which are a number of RSUs that continue to be subject to service requirements for periods following the performance period.

        Incentive awards represent a specified portion of total direct compensation based on each executive officer's position responsibilities requiring achievement of performance goals as a condition to earning annual incentive awards and most long-term compensation, with upside opportunity for higher levels of performance and, conversely, downside for lesser achievement. We generally seek to position an executive's total direct compensation opportunity, earnable for performance at target levels, between the 50th and 75th percentile of the comparator group compensation for the corresponding position. We consider also the level of prior-year compensation in setting total direct compensation, which can have the effect of moderating changes in compensation amounts and targets as compared to changes in the market levels of such compensation. Absent unusual circumstances, we generally do not reduce an executive's salary level or the target level of annual or long-term incentive opportunities as a multiple of salary.

        For 2009, salaries of five of our six named executive officers were increased by two percent, reflecting our 2009 budgeted level of merit increases and adjustments. The 2009 salary of Ms. Katz was increased by 6.7%, which was intended by the Committee to recognize her performance and better align her target total direct compensation with the benchmarked median for her position as Chief Financial Officer. Annual incentive target award opportunities under the annual incentive and PERS programs increased in 2009 from the 2008 levels, except in the case of Mr. McKay. These award opportunities, at target, were 150% of salary for the Chief Executive Officer (increased from 110% in 2008), 90% of salary for the Executive Vice President and Vice Chairman (increased from 82.8% in 2008) and 60% - 70% of salary for the other four named executive officers (reflecting increases for three of the executive officers whose bonus percentages were 57.5% -60% in 2008). PERS awards earnable for performance in 2009, which are considered part of long-term incentives for the four named executive officers who received them, are grants of RSUs shortly after the end of the year with a value equal to the value of the annual incentive awarded for that year, but with a requirement of two additional years of service in order for the award to vest. The level of PERS opportunity for 2009 increased to the same degree as the annual incentive opportunity. For the non-PERS component of long-term incentives, target award opportunities for three of our named executive officers increased in 2009. The Executive Vice President and Vice Chairman's target long-term incentive award increased by 7%, the Chief Financial Officer's by 30%, the Senior Vice President, Business Line Management's by 11%. The Committee implemented the changes based on estimates that the resultant 2009 target total direct compensation levels for the named executive officers would place the named executives at an appropriate projected percentile for 2009 of compensation among our comparator companies, as discussed below. These increases in the value of long-term incentives reversed the approximately 15% reduction to this element of compensation of named executive officers in 2008.

        For the portion of long-term incentive compensation other than PERS, SARs (Stock Appreciation Rights settled in stock) were granted representing 50% of the total target value of each named executive officer's award, with an LTIP award (for the 2009-2010 performance period) representing the other 50% (valued at target payout levels). SARs have economic terms equivalent to stock options, including a strike price (equivalent to an option's exercise price) equal to fair market value of the underlying shares at the date of grant and a term of seven years. SARs are exercisable solely for stock. The Committee granted SARs as 2009 long-term incentives in order to continue to emphasize shareholder value creation in our long-term program.

        As shown in the table below, we positioned total direct compensation for 2009 at target payout levels for the Chief Executive Officer at a level near the projected median for his position. Increases in his annual incentive opportunity and, correspondingly, in the PERS portion of his long-term incentive opportunity were determined based on this benchmarking analysis.

        In the case of Ms. Katz, who was promoted to Senior Vice President and Chief Financial Officer in 2007, her below median target total direct compensation and component elements of that compensation were viewed as appropriate in relation to her tenure in the that position. For 2009, we increased Ms. Katz's base salary by 6.7% to $400,000 and her target award opportunities under each of the annual incentive program and the PERS program from 57.5% to 70% of salary, and the non-PERS portion of her long term incentives was also increased by 30%. These actions were taken to adjust her target total direct compensation upward toward the market median for the Chief Financial Officer position.

        The target total direct compensation of Mr. Pajot, who was serving as our Executive Vice President and Chief Operating Officer when 2009 compensation was established, was above the median of our valuation of that position, which was appropriate in view of his long experience and deep knowledge of our business. In 2006, the Committee authorized compensation at higher levels to encourage Mr. Pajot's continued service and to induce him to agree to undertake increased responsibilities and relocate from Europe to work in the United States. The amount of the increases in his total direct compensation in 2009, as described above, were intended to result in placement of his total direct compensation above the median but below the 75th percentile.

        We positioned the target total direct compensation of Mr. Steinfeld, who served as our Senior Vice President, General Counsel and Corporate Secretary for part of 2009, substantially above the median level as an executive of long-term service whose duties, particularly in tax matters and policy, were deemed to be broader than those of most other general counsels at comparable companies. The increases in target annual incentive and PERS and target non-PERS long-term incentive were intended to result in placement of his total direct compensation near the 75th percentile.

        Due to the uniqueness of the primary position responsibilities of Mr. Knightly, our Senior Vice President, Pharma Business Management, and Mr. McKay, Senior Vice President, Customer Delivery and Development, meaningful information from our comparator companies was not available. We therefore set the target total direct compensation and its components for each based on an evaluation of his responsibilities and their significance to our business, and in relation to our other executive officers for whom we have benchmarking information. Through this evaluation process, the Committee believes that Mr. Knightly's and Mr. McKay's target total direct compensation in each case approximates a median level of compensation in relation to his duties. This evaluation constitutes a subjective judgment of the Committee. Increases in 2009 in Mr. Knightly's target annual and long-term incentives were determined based on this benchmarking judgment.

        Allowing for variances discussed above, we intend salaries to be conservative, in the range of market median for similar positions among our comparator companies. Salaries represent an historic accumulation of past increases based on the Company's annual merit budget, and the relative value of the individual's position within the Company as well as relative to positions of comparable responsibilities among comparator companies. The annual and long-term incentive elements of total direct compensation, which at target levels constitute the larger portion of pay, are variable based on performance. Allowing for variances described above, target annual and long-term incentive opportunities are generally intended to fall within the 50th to 75th percentile for comparable positions among our group of comparator companies. Annual incentives for 2009 were entirely contingent on achievement of adjusted (non-GAAP) revenue, adjusted (non-GAAP) operating income and adjusted (non-GAAP) free cash flow goals. LTIP awards in 2009 were subject to these same performance goals. ("GAAP" refers to generally accepted accounting principles in the United States.) The payout values of annual and long-term incentive awards will vary from the target values based on performance and the market value of our stock. Salary and annual incentive compensation are paid in cash, with long-term incentive compensation generally distributed in the form of shares. We promote share ownership as a direct means of aligning the interests of our executives with the interests of our shareholders. While ownership guidelines also encourage long-term stock holding, we expect that our executives will sell shares from time to time to meet family financial needs and diversify their holdings. See "Other Policies—Stock Ownership Guidelines" below.

        We specify the amount of cash and shares that may be earned as annual incentive awards, PERS awards and long-term incentive awards as a target amount based on achievement of a target level of performance. As shown in the "Grants of Plan-Based Awards" table, we also specify a lower

"threshold" level at which cash or shares may be earned for performance below target, and a higher "maximum" level that may be earned for performance substantially exceeding target. We set reasonable, yet challenging threshold, target and maximum performance levels and payout levels early each year taking into account current business conditions facing IMS and our business plan and budget for the year, with a view that the threshold level should have a relatively higher probability of achievement and the maximum level should have a relatively lower probability of achievement, and that the payouts associated with each should serve as a significant incentive. In addition, we intend that the performance levels required for threshold, target and maximum payouts will represent an appropriate return to our shareholders in relation to the overall budgeted compensation payable for such level of performance.

        The following table shows the total direct compensation authorized by the Committee for 2009 at each level of performance. We value equity awards generally based on fair value at the date the award is initiated, and that value is reflected in total direct compensation for that year. Accordingly, the long-term incentive awards to executive officers for the 2009-2010 performance period are shown in the table below rather than those for the 2008-2009 performance period (the 2008-2009 grant-date values were shown in the table that appeared in last year's Compensation Discussion and Analysis). There are two exceptions to this general rule: (i) The special award granted to Ms. Katz upon her promotion in 2007, with a four-year vesting period, is or will be attributed to total direct compensation as one-quarter in 2007 (the year of grant), one-quarter in 2008, one-quarter in 2009 and one-quarter in 2010 (so one-quarter of the grant date value is reflected in the 2009 table below), and (ii) the special award granted to Mr. Knightly upon his promotion in 2007 was similarly attributed to total direct compensation except that the award was annualized over a three-year cliff vesting period (2007-2009). Using the information presented to the Committee in late 2008 and early 2009, the table shows how the potential payouts of 2009 total direct compensation at target levels ranked against amounts paid for comparable positions by the comparator group companies under the benchmarking process described above.

 Total Direct Compensation "TDC"—Authorized for 2009
Components of TDC

Name	Performance Level	Salary	Annual Incentive	PERS		Long-Term Incentive Award	Restricted Stock Units		SARs Value	Total Direct Comp.	2009 TDC Percentile Positioning vs. Comparator Group in 2007
David R. Carlucci	Below Threshold:	$862,808	—	—		—			$850,000	$1,712,808
	Threshold:	$862,808	$907,800	$907,800		$637,500			$850,000	$4,165,908
	Target:	$862,808	$1,210,400	$1,210,400		$850,000			$850,000	$4,983,608	47th
	Maximum:	$862,808	$2,420,800	$2,420,800		$1,700,000			$850,000	$8,254,408
Gilles V.J. Pajot	Below Threshold:	$735,924	—	—		—			$500,000	$1,235,924
	Threshold:	$735,924	$487,125	$487,125		$375,000			$500,000	$2,585,174
	Target:	$735,924	$649,500	$649,500		$500,000			$500,000	$3,034,924	63rd	(a)
	Maximum:	$735,924	$1,299,000	$1,299,000		$1,000,000			$500,000	$4,833,924
Kevin C. Knightly	Below Threshold:	$380,651	—				$166,667	(e)	$250,000	$797,318
	Threshold:	$380,651	$192,975			$187,500	$166,667	(e)	$250,000	$1,177,793
	Target:	$380,651	$257,300	(b	)	$250,000	$166,667	(e)	$250,000	$1,304,618	n/a	(c)
	Maximum:	$380,651	$514,600			$500,000	$166,667	(e)	$250,000	$1,811,918
Leslye G. Katz	Below Threshold:	$393,836	—	—			$62,500	(d)	$250,000	$706,336
	Threshold:	$393,836	$198,150	$198,150		$187,500	$62,500	(d)	$250,000	$1,290,136
	Target:	$393,836	$264,200	$264,200		$250,000	$62,500	(d)	$250,000	$1,484,736	42nd
	Maximum:	$393,836	$528,400	$528,400		$500,000	$62,500	(d)	$250,000	$2,263,136
Kevin S. McKay	Below Threshold:	$380,651	—			—			$250,000	$630,651
	Threshold:	$380,651	$192,975			$187,500			$250,000	$1,011,126
	Target:	$380,651	$257,300	(b	)	$250,000			$250,000	$1,137,951	n/a	(c)
	Maximum:	$380,651	$514,600			$500,000			$250,000	$1,645,251
Robert H. Steinfeld	Below Threshold:	$406,027	—	—		—			$212,500	$618,527
	Threshold:	$406,027	$203,925	$203,925		$159,375			$212,500	$1,185,752
	Target:	$406,027	$271,900	$271,900		$212,500			$212,500	$1,374,827	75th
	Maximum:	$406,027	$543,800	$543,800		$425,000			$212,500	$2,131,127

(a)
Reflects executive's positioning as Chief Operating Officer. Executive was promoted to Executive Vice President and Vice Chairman on 10/1/2009; Comparator company data for this position is not available.

(b)
Not eligible / not applicable.

(c)
Comparator company data not available for executive's current position and responsibilities.

(d)
Reflects the value of restricted stock units granted in 2007 as a promotion award and annualized over the four-year vesting period.

(e)
Reflects the value of restricted stock units granted in 2007 as a promotion award and annualized over the three-year cliff vesting period.

        Awards Earned Based on 2009 Performance.    A detailed explanation of our Executive Annual Incentive Program ("AIP") and PERS awards for 2009 and LTIP awards for performance periods including 2009 appears below under the caption "Additional Information Relating to Summary Compensation Table and Grants of Plan-Based Awards Table—Non-Equity Incentive Plan Compensation" and "Equity Incentive Plan Awards." Under the AIP and PERS programs for 2009, IMS's adjusted (non-GAAP) operating income performance equaled 73.8% of the target level, adjusted (non-GAAP) revenues equaled 92.5% of the target level, and adjusted (non-GAAP) free cash flow equaled 110.0% of the target level. These same performance criteria are used for the LTIP 2008 - 2009 performance period and the LTIP 2009-2010 performance period, except that the specified performance targets represent two-year performance levels. The relative effect of 2009 performance under each performance criteria under the on-going LTIP performance periods was similar to the outcomes under the AIP (less than target performance for the revenues and operating income goals but above-target performance for cash flow). Free cash flow is primarily based on the sum of US GAAP net income, depreciation and amortization and non-cash stock compensation less capital expenditures, deferred software and changes in working capital.

        Based on the weighted 2009 performance-adjusted non-GAAP operating income and adjusted non-GAAP revenues each weighted 40% and adjusted non-GAAP free cash flow weighted 20%, the preliminary award payout level under the AIP and related PERS program for 2009 was calculated at 71.3% of the target payout, before discretionary adjustments. Although the Committee is permitted to exercise discretion to adjust the payout levels downward, the Committee determined that no circumstances impelled it to make an adjustment. The Committee also reviewed scores under the Performance Management Program for evaluating individual performance and determined that the 2009 performance of all executives met or exceeded expectations. Therefore, no adjustments to annual incentive awards were made based on individual performance. As discussed above, the level of earning of 2009 PERS awards matches that of the 2009 AIP.

        Payouts under the LTIP are earned for performance over a full two-year performance period. For the 2008-2009 performance period, adjusted (non-GAAP) operating income represented 82.7% of target performance, adjusted (non-GAAP) revenues represented 94.2% of target performance, and adjusted (non-GAAP) free cash flow equaled 108.1% of target performance. Under the original program performance-payout grid for 2008-2009, this would have resulted in the LTIP awards being earned at a level of 68.1% of the target payout. After consultation with the Chief Executive Officer, the Committee determined to exercise discretion to adjust the payout level of the LTIP modestly upward for the 2008-2009 performance period, in view of the trend toward stronger performance in the latter parts of the performance period. Accordingly, the Committee determined that the payout level under the 2008-2009 LTIP should be adjusted to 70% of target.

        The LTIP awards initiated in 2009 for the performance period covering 2009-2010 have performance goals of the same type as for the 2008-2009 LTIP performance period, incorporating a performance goal weighted 40% based on adjusted (non-GAAP) operating income, 40% on adjusted (non-GAAP) revenues and 20% on adjusted (non-GAAP) free cash flow. For the first year in the 2009-2010 performance period, the level of achievement under these performance measures was the same as for the 2009 AIP, discussed above. The ultimate payout level for such awards will depend on performance over the full 2009-2010 performance period (subject to different payout terms in the event of a change in control, as discussed below). The LTIP for 2009-2010 differs from the LTIP for 2008-2009 in that all awards are denominated as a number of RSUs determined at the initiation of the performance period, and RSUs earned will be subject to further service-based vesting requirements for one additional year (until April 2012, subject to accelerated vesting in certain circumstances).

        The following table shows the level of earning of these performance-based awards for each named executive officer based on 2009 performance, as adjusted by the Committee as described above. For LTIP awards for which 2009 was the initial performance year of a two-year performance period, the table shows the award value that we have accrued as expense for accounting purposes based on 2009 performance (without reduction for estimated service-based forfeitures), and the projected value of the LTIP award for the 2009-2010 performance period attributable to 2009 performance. For these awards, the final award remains subject to our actual performance in 2010 (except in the event of a change in control before the end of the performance period) as well as meeting the requirement for two years of future service to earn the restricted stock units portion of the award. Finally, the total column below shows the named executive officers' total direct compensation for 2009 as the sum of the payout levels under the AIP, PERS, and LTIP for the 2008-2009 performance period (but not including projected LTIP payouts for the 2009-2010 performance period) plus, where applicable, the allocated 2009 portion of the 2007 promotion award of restricted stock units, and salary earned in 2009, which together constitute total direct compensation. Finally, the total column below shows the named executive officers' total direct compensation for 2009 as the sum of the payout levels under the AIP, PERS, and LTIP for the 2008-2009 performance period (but not including projected LTIP payouts for the 2009-2010 performance period) plus, where applicable, the allocated 2009 portion of the 2007 promotion award of restricted stock units, and salary earned in 2009, which together constitute total direct compensation.

 Total Direct Compensation ("TDC")—Payout Levels Based on 2009 Performance

	Annual Incentive		PERS	Long-Term Incentive Performance
Name	Target Amount $	Award Amount 71.3% of Target $	Award Amount 71.3% of Target $	2008 - 2009 LTI Payout Value (70% of Target, as adjusted) $	Projected Payout for 2009 - 2010 Performance (2009 at Actual Performance and 2010 Projected at Target Performance) $	TDC for 2009 (including non- performance based components)* $
David R. Carlucci	1,210,400	863,000	863,000	595,000	540,600	4,033,806
Gilles V. J. Pajot	649,500	463,100	463,100	327,250	318,000	2,489,372
Kevin C. Knightly	257,300	183,500	(a)	157,500	159,000	1,138,317
Leslye G. Katz	264,200	188,400	188,400	134,750	159,000	1,217,885
Kevin S. McKay	257,300	183,500	(a)	175,000	159,000	989,150
Robert H. Steinfeld(b)	271,900	218,265	218,265	212,500	212,500	1,097,530

*
Includes 2009 salary, annual incentive payout, grant-date value of PERS earned in 2009, grant-date value of SARs granted in 2009, and actual LTIP payout value attributable to the 2008-2009 LTIP performance period (as adjusted). Excludes value attributable to the 2009-2010 LTIP performance period (this projected value is reflected in the adjacent column), because under usual circumstances such payouts do not occur until the performance period ends and payouts remain at risk for performance after 2009. Also includes, in the case of Ms. Katz and Mr. Knightly, a portion of the grant-date value of their retention/promotion grants of RSUs, which amounts are shown in the table above titled "Total Direct Compensation ("TDC") Authorized for 2009." Values do not reflect changes in value of underlying shares for share-denominated awards and SARs.

(a)
Not eligible / not applicable.

(b)
Award amounts for PERS earned in 2009 and payout values attributable to the 2008-2009 LTIP and 2009-2010 LTIP awards for Mr. Steinfeld were deemed to be earned at target performance, upon his leaving the Company in July 2009.

        Pay-for-Performance Analysis.    Our compensation program is intended to reward performance relative to approved annual and longer-term performance goals. Our global performance for 2009 did not reach our targets under the AIP, PERS and LTI programs. As shown in the above tables, 2009 performance resulted in below-target levels of compensation for named executive officers for 2009. Our 2009 performance goals, at target (adjusted to eliminate the effects of foreign currency fluctuations), as compared to the level of our actual non-GAAP performance in 2008, were higher by 3.6% in revenues and slightly lower by 0.7% in operating income.

        In 2009, our revenues and operating income (both GAAP and adjusted (non-GAAP)) declined from 2008 levels. Free cash flow is a non-GAAP measure, for which we achieved positive growth in 2009. Our three-year annual compound growth rate for revenues and operating income is -0.1% and -17.0%, respectively, on a GAAP basis. Compound annual total shareholder return for 2009 was 40.1% and for the three- and five-year period through December 31, 2009 was -7.89% and -1.4%, respectively. (These returns include appreciation attributable to the announcement of the merger agreement.)

        As stated above, we determine a value for equity awards at the time of grant, so that the size of the grant together with cash-denominated components (salary and annual incentive) of total direct compensation equals an identified dollar amount. Most long-term incentive awards ultimately deliver value to the executive that is tied to the market value of our common stock. SARs, which are economically like stock options, will only deliver value to an executive if, at the time of exercise, the market price of our stock is higher than the exercise price of the SAR (regardless of the imputed value of the SARs at the time of grant). Similarly, PERS and LTIP awards denominated in RSUs ultimately deliver value per share equal to the market price of our stock which may be realized when the resulting shares are sold by the executive. The increase in the market price of our stock in the latter half of 2009 has resulted in increased value in equity awards, including SARs granted earlier in 2009, although the right of named executive officers to exercise SARs or realize value from other equity awards remains subject to applicable vesting requirements (except in the event of a change-in-control before the end of the vesting period).

        Equity Grant Rate in 2009.    Our 2009 equity grant rate, calculated as the number of shares subject to equity awards at target performance divided by the number of shares outstanding, was 2.45% of the outstanding common stock. This rate exceeded our 2008 rate of 1.55% primarily due to the fact that the market value of our shares was lower at the time of grant in 2009, so that grants of awards with value comparable to 2008 grants covered a greater number of shares in 2009. Named executive officers received long-term incentive awards representing 15.8% of the fair value of all equity grants made in 2009. While LTIP grants for a given performance period are calculated at target payout levels, actual amounts realized based on performance over a full performance cycle may be higher or lower than the target amounts.

Retirement Programs

        Senior executives participate along with broad groups of employees and other executives in a number of plans that provide a pension or other forms of retirement benefits earned through service to IMS. These are briefly summarized as follows:

Name of Plan	Type of Plan	Key Terms
Retirement Plan	Tax-qualified cash-balance plan	• Credit of 6% of annual compensation up to IRS limit ($245,000 in 2009)
• Annual retirement payments
• 100% vesting after three years
Retirement Excess Plan	Non-qualified "mirror" of Retirement Plan	• Credit of 6% of annual compensation in excess of IRS limit
• Lump sum payment
• 100% vesting after three years
Savings Plan	Tax-qualified 401(k) Plan	• 50% match of first 6% of employee contributions, up to IRS limit
• Lump sum and installment payments
• 100% vesting after three years
Savings Equalization Plan	Supplement to 401(k) Plan	• Current cash make-up for lost Savings Plan match due to IRS contribution and compensation limits
• Lump sum payment
• Immediate 100% vesting

        The Retirement Plan and Retirement Excess Plan are "defined benefit" arrangements, and the Savings Plan is a "defined contribution" arrangement. The Savings Equalization Plan provides current annual make-up payments and therefore is not considered a defined contribution plan.

        In addition to the above four plans, we have several programs that provide substantial additional retirement benefits for senior executives. Programs adopted before 2009 include the IMS Health Incorporated SERP covering the current Chairman and Chief Executive Officer, an individual arrangement covering the Executive Vice President and Vice Chairman, the IMS Health Incorporated Executive Pension Plan ("EXPP") and the IMS Health Incorporated U.S. Executive Retirement Plan ("US ERP") covering the former General Counsel and the Defined Contribution Executive Retirement Plan covering Ms. Katz and Messrs. Knightly and McKay. Detailed disclosure regarding these arrangements can be found below under the caption "Pension Benefits."

        Retirement benefit arrangements adopted in the past, particularly the SERP, EXPP, US ERP and individual arrangements, have enabled us to attract and retain experienced executive officers. To recruit executives who joined IMS after long-term service with other major corporate employers, including Mr. Carlucci in 2002 and Mr. Pajot in 1997, and to compensate them upon promotion, we offered attractive retirement programs in part to restore the executive's loss of retirement benefits, as well as the loss of valuable opportunities to earn future retirement benefits when leaving their prior employers to join us. In some cases, we have done this by crediting the named executive with supplemental years of service under the arrangement. Individual executives already employed by IMS have also at times negotiated for enhanced retirement benefits.

        We do not adjust the level of retirement benefits based on the value of an executive's IMS Health stock holdings, stock options, or other equity awards. Conversely, we do not adjust the level of equity awards granted as the long-term incentive component of an executive's total direct compensation for a given year in light of the value of retirement benefits. Retirement programs, particularly those agreed to upon hiring of an executive as a replacement for similar benefits offered by a previous employer, serve a function different from that of equity incentive awards, the amount of which we calibrate in our benchmark process in setting total direct compensation. In particular, we value equity awards at grant and view them as an incentive to the executive to create future shareholder value. Any value ultimately realized by exercise of an option or SAR, or by retaining shares acquired in connection with equity awards represents a performance-based reward resulting from such incentive, a reward shared by our shareholders and the executives alike. Generally, in determining an executive's total direct compensation in relation to comparator group companies, the Committee does not take into consideration whether the executive's retirement benefits are at, above or below median. However, as discussed above, in 2008 the Committee amended the Chief Executive Officer's SERP to provide an enhanced retirement benefit, as an incentive to delay retirement and provide further service in the period 2008-2013. In approving this change, the Committee considered the fact that the Chief Executive Officer's target total direct compensation in 2008 as well as earlier years fell considerably below median, but the Committee did not seek to quantify this shortfall, and does not view this SERP benefit as a component of total direct compensation in its current or future determinations.

Severance Policies

        We provide severance protection to our senior executives in employment agreements, change-in-control agreements and a severance plan, as detailed below under the caption "Potential Payments Upon Termination or Change-In-Control." This protection is designed to be fair and competitive to aid in attracting and retaining experienced executives. Our experience in recruiting well-qualified employed executives is similar to that of other companies in that the executive invariably will seek to be protected in the event he or she is terminated without cause or suffers an adverse change in working conditions that amounts to "good reason" for the executive to terminate.

        The protection we provide, including the level of severance payments and post-termination benefits, is appropriate and within the range of competitive practice. Severance payments are determined as a multiple of salary and annual incentive, with payment for a qualifying termination before a change-in-control of two times salary and annual incentive provided to our Chief Executive Officer and Executive Vice President and Vice Chairman and lower multiples of salary and annual incentive for other named executive officers, and payments for a qualifying termination in a defined period following a change-in-control of three times salary and annual incentive for our named executive officers, other than Messrs. Knightly and McKay who are at two times. In the case of the Chief Executive Officer and Executive Vice President and Vice Chairman, the levels of salary and annual incentive are commensurate with their responsibilities and the competitive marketplace and therefore higher than other executives, which results in substantially higher potential severance payments. We believe our levels of severance payments are appropriate because (i) our severance multiples are within the mainstream for severance arrangements for U.S.-based executives of public companies, (ii) if we declined to provide this competitive benefit, recruitment could be more difficult, (iii) payment of severance secures valuable business protection covenants for the Company, and (iv) the severance arrangements serve as a pre-set mechanism for an orderly transition to new leadership if and when the Board were to determine such transition to be in our best interests. In structuring severance arrangements, we do not provide for reductions in payments based on the amount of other compensation the executive might receive following termination, including the then value of prior equity awards or benefits under retirement plans earned for past service. Employee severance payments, including those made to our executives, are intended to make up for the loss of opportunity to continue in our employ and to provide a financial bridge until other employment is secured.

        Our severance arrangements include protection of the executive in the event of outright job termination not for cause ("cause" being limited to specified actions that are directly and significantly harmful to IMS) or in the event the executive has "good reason" to terminate because we change the executive's compensation opportunities, working conditions or responsibilities in a way adverse to the executive. As a result of our negotiations in 2000 with Mr. Pajot to assume a position of higher responsibility, he became entitled to an enhanced good reason provision allowing him to voluntarily terminate employment upon making a determination, in his discretion, that he has "good reason" to terminate and receive the severance and other benefits accorded upon a termination for good reason. We have taken this into account in structuring his compensation, including in our negotiations with Mr. Pajot in 2006 to assume his position of Executive Vice President and President—Business Management and relocate to the United States. Mr. Pajot agreed in 2005 to waive his right to accelerated vesting of certain equity awards granted after 2005 in the event he were to voluntarily terminate under his individualized good reason provision, which has permitted us to grant RSUs that he would forfeit upon his voluntary termination, thereby providing an inducement for longer term service and retention. However, he remains entitled to accelerated vesting of these RSUs and other post-2005 equity awards in the event IMS terminates his employment not for cause or we cause good reason to arise in 2006 or thereafter under the generally applicable definition and he then elects to voluntarily terminate employment. Mr. Steinfeld was also entitled to the benefit of an individualized good reason definition that was included in his change-in-control agreement that was effective prior to his leaving IMS on July 31, 2009. Under the terms of his employment agreement, this more liberal definition applied to both his change-in-control agreement and his employment agreement, such that he was entitled to voluntarily terminate employment 12 months after a change-in-control of IMS and receive whichever benefits were more favorable to him from among those provided by his change-in-control agreement and his employment agreement, provided that there was no duplication of benefits. The liberal good reason definition was included in his change-in-control agreement that became effective in 1998 when IMS was spun off from Cognizant Corporation. His subsequent employment agreement ensured that rights and benefits under his pre-existing change-in-control agreement (as the agreement was amended) would remain in effect to the extent that any such rights and benefits were more favorable than those contained in the provisions of his subsequent employment agreement.

        In line with competitive practices, we provide a higher level of severance payments and benefits if the executive is terminated without cause or terminates for good reason within two years after a change-in-control. This protection, while potentially costly, provides a number of important benefits. First, it permits an executive to evaluate a potential change-in-control without concern for his or her own situation. Second, change-in-control transactions take time to unfold, and a stable management team can help to preserve our operations either to enhance the value received from a buyer in the transaction or, if no transaction is consummated, to ensure that our business will continue without undue disruption and retain its value to our shareholders. Finally, we believe that the change-in-control protections in place encourage management to consider on an ongoing basis whether a strategic transaction might be advantageous to our shareholders, even one that would vest control of IMS to a third party. The Committee believes that the potential cost of executive change-in-control severance benefits are well within the range of reasonableness relative to general industry practice, and represent an appropriate cost relative to its benefits to IMS and its shareholders.

Perquisites

        In 2008, the Committee sought to simplify our compensation program by terminating our Executive Rewards Program, which had provided named executive officers with a variety of perquisites but capped the cost payable by IMS. The Committee replaced the prior program with an annual cash payment to each named executive, the amount of which in 2009 was $37,000 for the Chief Executive Officer and $17,000 for the other named executive officers. Other perquisites that were not part of that Program continued to be provided in 2009, including annual health examinations for executive officers and limited personal use of Company aircraft by the Chief Executive Officer and the Chief Operating Officer/Vice Chairman. These remaining benefits are highly valued by executives relative to their cost and serve to recognize and retain top quality senior officers. The Committee believes that the cost of providing these perquisites is reasonable, and that our perquisites policies are appropriate.

        As discussed above, in 2009 we continued to provide expatriate benefits to Mr. Pajot, a citizen of France, as an inducement to him to work in the United States. We reduced the amount of these payments as our contractual commitment to make them ended, but the Committee approved the continuation of a portion of the payments in recognition of the continuing service of Mr. Pajot.

Other Policies

        Other policies and practices that contribute to achieving the objectives of our compensation program include:

        Stock Ownership Guidelines.    Our stock ownership guidelines require that the named executive officers own a significant equity stake in IMS during their employment. We expect our Chairman and Chief Executive Officer to own stock with a value of at least six times his salary, our Executive Vice President and Vice Chairman five times his salary, and other named executive officers three times his or her salary. A review of our comparator companies in 2007 performed by Steven Hall & Partners indicated that these ownership levels are competitive and, in some cases, higher than the competitive norm. Because stock units deferred by the executive and RSUs expose the executive to the full risk and reward of stock ownership, we include 100% of such deferred stock units and RSUs as stock ownership under the guidelines, as well as shares and RSUs earnable under the LTIP program at target levels. We also count one-quarter of the shares that represent the profit component of a vested in-the-money option as ownership under the guidelines. An executive must reach his or her target ownership level within five years after becoming subject to the guidelines. All of the named executive officers employed at year-end exceeded their target ownership level at that time. We have a policy that precludes executives from short selling, buying put options or writing call options, and engaging in other transactions that hedge the executive's risk of owning our stock.

        Employment Agreements.    We have employment agreements with two of the named executive officers who remained in service at the end of 2009, Mr. Carlucci and Mr. Pajot. We also had an employment agreement with Mr. Steinfeld, the terms of which governed payments upon his leaving the Company. These agreements formalize the terms of the employment relationship, and assure the executive of fair treatment during employment and in the event of termination while requiring compliance with restrictive covenants. Employment agreements promote careful and complete documentation and understanding of employment terms, including strong protections for our business, and avoid frequent renegotiation of the terms of employment. Conversely, employment agreements can limit the ability of IMS to change certain employment and compensation terms without the consent of the employee. Our use of employment agreements reflects the fact that we recruited Mr. Carlucci and Mr. Pajot, who had held high-level positions at other companies, that Mr. Pajot was asked by us to relocate and take on significant additional responsibilities, and that Mr. Steinfeld was promoted and asked to take on significant additional responsibilities. Executives in these circumstances have negotiated with us regarding the terms of their employment. The agreements have embodied the employment terms on which our Committee and the executives have reached agreement. Employment agreements for our most senior executive officers have been used since the founding of IMS. The terms of our two current employment agreements are summarized below under the captions "Additional Information Relating to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment-Related Agreements" and "Potential Payments Upon Termination or Change-In-Control." We have not entered into new employment agreements with persons who have become executive officers in several years, but executive officers who do not have employment agreements are covered by our Employee Protection Plan and change-in-control agreements which provide severance and other benefits upon certain terminations of employment.

        Business Protection Terms; Forfeiture of Bonus and Equity Compensation Due to Financial Reporting Misconduct.    Our named executive officers are subject to significant contractual restrictions intended to prevent actions that potentially could harm our business, particularly after termination of employment. These business protections include obligations not to compete, not to hire away our employees, not to interfere with our relationships with suppliers and customers, not to disparage us, not to reveal confidential information, and to cooperate with us in litigation. Business protection provisions are included in agreements and equity awards. In addition, we have adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers that requires named executive officers involved in preparing our financial statements, including the Chief Executive Officer and Chief Financial Officer, to adhere to high standards of conduct. Failure to comply with this Code of Ethics or with the IMS Policy on Business Conduct or applicable laws will subject the executive to disciplinary measures, which may include loss of compensation, IMS stock, and benefits, and termination of employment.

        We have adopted a policy providing that an executive may forfeit certain compensation in the event that IMS is required to restate our financial statements or reports filed with the SEC due to material non-compliance with applicable SEC rules resulting from the executive's misconduct. In such case, the policy provides that we can seek reimbursement from the executive of all or any portion of any bonus or other incentive award, whether paid in cash or in equity, received by the executive, as well as any profits realized from the sale of our stock by such executive, during the 12-month period after the issuance or filing with the SEC of the financial document to which the financial reporting requirement applied.

        Equity Award Grant Policies.    The Committee has adopted a grant policy governing the approval process and time at which we grant equity awards, which includes stock options, SARs and full-value awards such as RSUs. This policy provides that:

  •
  Equity awards granted to executive officers must be approved by the Committee or the full Board.

  •
  Grants to employees who are not executive officers may be approved by the Committee or the Board or, up to the limits permitted under the policy, by the Chief Executive Officer.

  •
  The grant date of any equity award must be set by the Committee when approving the grant; this may be at the date the Committee completes its actions authorizing the grant or at a later date specified by the Committee.

  •
  The Committee considers whether any material non-public information concerning the Company is pending.

  •
  If so, the grant of equity awards shall either be postponed or authorized to become effective at a time when the Committee expects material non-public information to no longer be pending.

    •
    However, such a grant may be made effective at a fixed date if the grant is approved in advance and the Committee determines that the grant would not provide an unintended benefit to the employee or an unintended cost to the Company, and the expense of the award will be measured and reflected in financial statements in compliance with applicable accounting rules.

    •
    Our regular annual grant of equity awards effective in April 2009 occurred at a specified date shortly after the Committee completed its actions to authorize the awards.

  •
  For newly hired or newly promoted executives, a grant having a specific dollar value may be authorized in advance of the hiring or promotion date, with the grant to be fixed and effective at the hiring or promotion date, or the grant may be made at a meeting of the Committee following the hiring or promotion date.

The Pending Merger and 2010 Executive Compensation

        On November 5, 2009, the Company entered into a merger agreement providing for the acquisition of the Company by Healthcare Technology Holdings, Inc., an entity created by certain affiliates of TPG Capital, L.P. and the Canada Pension Plan Investment Board. See Part I, Items 1 and 1A, Part II, Item 7 and Note 16 to the Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K.

        Decisions regarding our executive compensation since our entry into the merger agreement have been based on the negotiated provisions of the merger agreement and our intent to complete the merger in 2010. The merger agreement provides that, unless otherwise agreed to by the acquiring company and a participant, equity awards outstanding at the time the merger agreement was entered into, and certain equity awards granted thereafter, will vest and, together with previously vested equity awards, will be cancelled and converted into the right to receive a cash payment. In the case of stock options or SARs, this cash payment will equal the number of shares of common stock subject to the award multiplied by the amount (if any) by which $22 exceeds the exercise price per share of the option or strike price of the SAR. In the case of RSUs not subject to a performance condition, this cash payment will equal the number of RSUs multiplied by $22. In the case of RSUs earnable based on achievement of a performance condition (i.e., the LTIP for the 2009-2010 performance period), this cash payment will equal the number of such awards earnable assuming target levels of performance multiplied by $22 (the LTIP plan requires the acquirer to provide an opportunity to earn amounts for performance in excess of target levels during the remainder of the performance period; any additional amounts earnable following the merger are expected to be cash rather than shares). Payments to employees will be subject to applicable withholding taxes. In the case of named executive officers, the accelerated vesting of equity awards outstanding at the time we entered into the merger agreement was a contractual term of existing agreements and did not represent an enhancement of the terms of those awards.

        The merger agreement permitted us to provide compensation opportunities for 2010, before completion of the merger, generally consistent with 2009 awards.

  •
  Salaries of our two most senior named executive officers in 2010 are continuing at 2009 levels, but salaries of the three other named executive officers may be increased for 2010 by amounts not exceeding 10%.

  •
  We have authorized annual incentive awards for the named executive officers, earnable in 2010. Under the terms of the merger agreement, we are permitted to pay out annual incentive awards upon completion of the merger, assuming target performance for the full year but pro-rated based on the number of days elapsed in 2010 through the effective date of the merger. However, we have not yet determined whether these awards will be paid out upon completion of the merger.

  •
  The merger agreement does not permit 2010 long-term incentives to include SARs, although the value attributable to the SARs portion of long-term incentive awards in 2009 could be granted instead in the form of an LTIP award.

  •
  For the three current named executive officers who received PERS in 2009, we are permitted, consistent with past practice, to grant PERS earnable for performance in 2010, subject to an aggregate cap of 104,545 shares. The Committee has authorized 2010 PERS for these executive officers earnable at levels consistent with those granted in 2009. As permitted by the merger agreement, the Committee has approved the pay out, upon consummation of the merger, of the PERS awards earnable in 2010 at the $22 per share merger consideration, assuming target levels of performance were achieved in 2010.

  •
  For all named executive officers, we are permitted under the merger agreement, consistent with past practice, to grant long-term incentives in the form of LTIP awards for the 2010-2011 performance period, subject to an aggregate cap of 590,909 shares at target performance. The Committee has authorized LTIP grants in 2010 to the named executive officers at levels consistent with the LTIP grants in 2009. The merger agreement provides that, upon completion of the merger, these 2010 LTIP awards would be cashed out at the $22 per share merger consideration assuming target levels of performance but pro-rated to reflect the number of months that have elapsed from January 1, 2010 through and including the month in which the merger becomes effective relative to 24 months. Any portion of the 2010 LTIP award that does not become vested upon completion of the merger will be canceled, and if the merger was abandoned these awards would be canceled.

        The acquirer has previously indicated its belief that the continued involvement of our management team is integral to the Company's success following the merger. However, as of February 15, 2010, no member of our current management has entered into a formal agreement with the acquirer or its affiliates regarding employment. The Company has agreed to pay for separate legal representation for the management group in its discussions with the acquirer in the period leading up to the merger.

Tax Deductibility

        Internal Revenue Code §162(m) limits the tax deductions that a public company can claim for compensation paid to some of its named executive officers. We generally seek to preserve such corporate tax deductibility for compensation to the extent practicable, although the Committee retains flexibility to approve, when appropriate, compensation arrangements that promote the objectives of our compensation program but that do not qualify for full tax deductibility. We intend that performance-based compensation authorized and earned under the annual incentive, PERS, and long-term incentive programs qualify as performance-based compensation, so that such compensation likely would be tax deductible by IMS without limitation under §162(m). However, guidance on the requirements of §162(m) is not complete, so there can be no assurance that tax deductions for such compensation will be allowed. Non-performance based awards, such as restricted stock or RSUs granted as retention awards without a separate performance requirement, do not qualify as "performance-based" awards, so that in some circumstances the value of shares distributed to some named executive officers may be non-deductible. In February of 2009, Mr. Carlucci took delivery of non-performance based RSUs previously deferred pursuant to an election made in compliance with §409A of the Internal Revenue Code. Such delivery resulted in an amount of approximately $175,960 of additional tax cost due to the non-deductibility of the resulting compensation under Internal Revenue Code §162(m). As discussed above, we provide certain benefits to Mr. Pajot, including certain perquisites, to compensate him for relocating to and working in the United States, which in 2009 resulted in an amount of approximately $369,300 of additional tax cost to us as a result of the portion of his remuneration and expatriate package that is not tax deductible by us under Internal Revenue Code §162(m), based on our estimated marginal federal income tax rate.

REPORT OF THE HUMAN RESOURCES COMMITTEE ON
EXECUTIVE COMPENSATION

        The Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis that appears above. Based on this review and discussion with management, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2009, for filing with the SEC.

The Human Resources Committee
M. Bernard Puckett, Chairman
Constantine L. Clemente
Bradley T. Sheares

 COMPENSATION OF EXECUTIVE OFFICERS

Executive Compensation Tables

Summary Compensation Table For 2009

        The following table shows information regarding 2009 compensation for our current Chairman and Chief Executive Officer, our Chief Financial Officer, and our other three most highly compensated officers serving at the end of 2009, and an executive officer who left the Company in 2009 (the "named executive officers").

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Stock Awards ($) (d)(1)	Option Awards ($) (e)(1)	Non-Equity Incentive Plan Compensation ($) (f)(2)	Change in Pension Value ($) (g)	All Other Compensation ($) (h)(3)	Total ($) (i)
David R. Carlucci	2009	862,808	2,060,400	849,998	863,000	2,533,349	123,214	7,292,769
Chairman and Chief Executive	2008	850,000	1,785,000	849,995	567,500	2,320,848	100,281	6,473,624
Officer	2007	843,750	2,907,500	0	680,625	2,174,140	152,311	6,758,326
Gilles V. J. Pajot	2009	735,924	1,149,500	499,998	463,100	1,262,085	936,609	5,047,216
Executive Vice President and	2008	725,000	1,067,800	467,495	364,400	321,659	1,040,613	3,986,967
Vice Chairman	2007	718,817	1,675,342	0	431,500	779,031	956,639	4,561,329
Kevin C. Knightly(4)	2009	380,651	250,000	249,999	183,500	37,930	539,882	1,641,961
Senior Vice President	2008	375,000	225,000	224,997	294,100	13,281	230,672	1,363,050
Pharma Business Management
Leslye G. Katz	2009	393,836	514,200	249,999	188,400	40,424	139,659	1,526,518
Senior Vice President and	2008	375,000	408,125	192,496	130,900	29,104	133,925	1,269,550
Chief Financial Officer	2007	375,000	900,000	0	180,100	81,776	148,965	1,685,841
Kevin S. McKay(4)	2009	380,651	250,000	249,999	183,500	71,202	126,564	1,261,915
Senior Vice President
Customer Delivery & Development
Robert H. Steinfeld(4)	2009	326,542	484,400	212,500	218,265	1,259,910	1,813,702	4,315,320
Former Senior Vice President,	2008	400,000	442,500	212,496	139,600	342,557	30,134	1,567,287
General Counsel and	2007	395,000	725,068	0	185,500	285,998	29,959	1,621,525
Corporate Secretary

(1)
The stock-based compensation amounts reported in "Stock Awards" column and the "Option Awards" column for all years represent the aggregate grant-date fair value of the awards computed in accordance with FASB ASC Topic 718. Fair value of a stock award denominated in shares at the grant date is the number of such shares or units times the average of the highest and lowest sale price of a share on the date of grant (excluding the effect of estimated forfeitures based on service-based vesting conditions). Fair value of a stock award denominated in cash but settleable in shares based on market values at a date after grant is the denominated cash value at the grant date (excluding the effect of estimated forfeitures based on service-based vesting conditions). Performance-based stock awards (i.e., PERS and grants under the LTIP) are included in the Stock Awards column for the PERS performance year and for the initial year of the LTIP two-year performance period, and are valued based at the aggregate fair value of the award earnable for target performance (excluding the effect of estimated forfeitures based on service-based vesting conditions), which was the performance level deemed at the time of grant to be the probable outcome of the performance conditions. For such performance-based awards granted in 2009, the grant-date fair value of the awards assuming earning at the maximum payout level would have been two times the grant-date fair value reflected in the table, as follows: Mr. Carlucci, $4,120,800; Mr. Pajot, $2,299,000; Mr. Knightly, $500,000; Ms. Katz, $1,028,400; Mr. McKay, $500,000; and Mr. Steinfeld, $968,800. Fair value of stock appreciation rights ("SARs") reflected in the "Option Awards" column is determined using the Black-Scholes option pricing model, based on the same assumptions as are used for calculating fair value for purposes of our financial statements (excluding the effect of estimated forfeitures based on service-based vesting conditions). These assumptions are described in Note 11 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

(2)
Amounts reported in this column for 2009 represent the cash annual incentive award paid or payable for 2009 performance under our Executive Annual Incentive Plan for the named executive officers serving at the end of the year. The amount reported for Mr. Steinfeld, who left the Company during 2009, represents a pro-rated payout of his target annual incentive award for 2009.

(3)
Amounts reported as "All Other Compensation" for 2009 include the following items: Our 2009 defined contributions under the IMS Health Incorporated Savings Equalization Plan as follows: Mr. Carlucci, $38,202; Mr. Pajot, $ 0; Mr. Knightly, $7,196; Ms. Katz, $8,224; Mr. McKay, $8,973; and Mr. Steinfeld, $10,442. Our 2009 defined contributions under the Defined Contribution—Executive Retirement Plan as follows: Mr. Knightly, $165,945; Ms. Katz, $112,863; and Mr. McKay, $98,763. The Company also provided perquisites during 2009 to the named executive officers, the amounts of which are also included in the All Other Compensation column. Each named executive officer participated in our Executive Rewards Program, which provided cash allowances to the named executive officer to use in his/her discretion (this replaced a prior program under which we provided in-kind perquisites). The amount paid under this Program for 2009 to Mr. Carlucci was $37,000 and for each of the other named executive officers was $17,000. Apart from this Program, special "expatriate" benefits have been provided to officers as an inducement to accept job assignments that result in relocation or disturbance to their living situation. For Mr. Pajot, 2009 payments for living accommodations in the United States were $373,014, and expatriate payments covering international health care insurance, car allowance and car leasing costs, personal transportation costs, and legal, tax and banking service fees consistent with the terms of his employment agreement were $87,649. For Mr. Knightly, a foreign assignment ended in 2007, but some payments of relocation expenses relating to the assignment were made in 2009, including $322,450 of tax equalization payments for taxes in excess of those that would have been payable for equivalent service in the United States, $26,123.54 of tax gross-ups on expatriate benefits, and related fees for professional assistance in the amount of $1,167. In the case of Mr. Carlucci, perquisites also included personal travel on corporate aircraft resulting in incremental cost to IMS of $48,012, reflected in the All Other Compensation column. When Mr. Carlucci's spouse accompanied him, such travel did not result in incremental cost to IMS. In the case of Mr. Steinfeld, All Other Compensation includes payments and benefits accrued or paid upon his leaving the Company during 2009, as follows: Severance under the Employee Protection Plan of $789,493; accrued but unused vacation pay of $31,385; amounts paid for reimbursement, and estimated amounts accrued for future monthly reimbursements, of life and disability insurance premiums through October 20, 2011 and retiree health premiums for life of $485,843 (subject to adjustment for future premium increases and offsetting coverages and including interest on certain delayed payments), and amounts paid and estimated amounts accrued as tax gross-up payments on these reimbursements of $467,488. Mr. Pajot, Ms. Katz and Mr. McKay each were covered by life insurance policies for which we paid premiums in 2009 aggregating less than $10,000 for the three executive officers. We also provide a full tax gross-up to Mr. Pajot for U.S. federal and state taxes on expatriate benefits, the amount of which for 2009 was $411,241.

(4)
Mr. Knightly was not a named executive officer in 2007 and Mr. McKay was not a named executive officer in 2007 and 2008. Mr. Steinfeld left the company on July 31, 2009.

Grants of Plan-Based Awards for Fiscal 2009

        The table below shows information regarding grants of plan-based awards made to named executive officers during 2009.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards(2)	Grant Date Fair Value of Stock and Option Awards(3)(4)
Name (a)	Grant Date (b)	Threshold ($) (c)(1)	Target ($) (d)	Maximum ($) (e)	Threshold ($) (f)(1)	Target ($) (g)	Maximum ($) (h)	(#) (i)	($) (j)	($) (k)
David R. Carlucci	2/10/2009	907,800	1,210,400	2,420,800	907,800	1,210,400	2,420,800			1,210,400
	3/31/2009				637,500	850,000	1,700,000			850,000
	4/21/2009							233,516	$13.43	849,998
Gilles V. J. Pajot	2/10/2009	487,125	649,500	1,299,000	487,125	649,500	1,299,000			649,500
	3/31/2009				375,000	500,000	1,000,000			500,000
	4/21/2009							137,362	$13.43	499,998
Kevin C. Knightly	3/31/2009	192,975	257,300	514,600
	4/21/2009				187,500	250,000	500,000			250,000
	4/21/2009							68,681	$13.43	249,999
Leslye G. Katz	3/31/2009	198,150	264,200	528,400	198,150	264,200	528,400			264,200
	4/21/2009				187,500	250,000	500,000			250,000
	4/21/2009							68,681	$13.43	249,999
Kevin S. McKay	3/31/2009	192,975	257,300	514,600
	4/21/2009				187,500	250,000	500,000			250,000
	4/21/2009							68,681	$13.43	249,999
Robert H. Steinfeld	2/10/2009	203,925	271,900	543,800	203,925	271,900	543,800			271,900
	3/31/2009				159,375	212,500	425,000			212,500
	4/21/2009							58,379	$13.43	212,500

(1)
The threshold payout level shown is 75% of the target award value. For the portion of the award earnable based on adjusted (non-GAAP) revenues and adjusted (non-GAAP) free cash flow, if performance fails to meet the threshold level, no amount will be paid out relating to that portion of the award; the payout level at the threshold performance level is 75% of the target award value. For the portion of the award earnable based on adjusted (non-GAAP) operating income, no payout will result if performance is below the threshold level, but for performance between the threshold level and the next higher specified performance level the payout will be between 0% and 75% of the target award level.

(2)
The exercise or base price is equal to the fair market value of the stock on the date of grant. Stock appreciation rights vest one fourth per annum and have a seven year term. Stock appreciation rights are subject to accelerated vesting upon death, disability, termination by the Company not for cause, termination by the executive for good reason in the case of Messrs. Carlucci, Pajot and Steinfeld, or upon a change-in-control (which would include completion of the currently proposed merger). Stock appreciation rights that are vested at the time of termination remain outstanding for specified periods thereafter except that, upon a termination not for cause or for good reason after a change-in-control, stock appreciation rights generally remain outstanding for the remainder of their term. Upon completion of the currently proposed merger, however, outstanding stock appreciation rights will be automatically cashed out based on the difference between the merger consideration ($22 per share) and the base price of the stock appreciation rights.

(3)
Grant-date fair value of stock awards is calculated using the fair market value (as defined in the 1998 Plan) of our common stock on the date of grant. In the case of awards subject to performance conditions (i.e., PERS and LTIP awards that appear in the column showing "Estimated Future Payouts Under Equity Incentive Plan Awards"), the grant-date fair value in column (k) is the aggregate fair value of the award earnable for target performance, which was the performance level deemed at the time of grant to be the probable outcome of the performance conditions (excluding the effect of estimated forfeitures based on service-based vesting conditions).

(4)
Grant-date fair value of stock appreciation rights is computed in accordance with FASB ASC Topic 718 using the Black-Scholes option pricing model (excluding the effect of estimated forfeitures based on service-based vesting conditions). Our assumptions in computing such fair values are described in Note 11 to our audited financial statements included in this Annual Report on Form 10-K.

Additional Information Relating to Summary Compensation Table and Grants of Plan-Based Awards Table

        The following provides background information to permit a better understanding of the compensation amounts shown in the Summary Compensation Table and Grants of Plan-Based Awards Table above.

        Non-Equity Incentive Plan Compensation.    The amounts shown in the two tables above as "Non-Equity Incentive Plan Compensation" result from cash-based awards under the AIP for all named executive officers. The amounts in the column "Non-Equity Incentive Plan Compensation" shown in the Summary Compensation Table are the actual cash amounts paid to the named executive officers under the AIP in early 2010 for 2009 performance. The column "Estimated Future Payouts

Under Non-Equity Incentive Plan Awards" in the Grants of Plan-Based Awards Table shows the amounts that potentially could have been earned under the AIP for 2009 performance at threshold, target, and maximum levels. All of these awards are fully at risk, in that performance below the threshold level would result in no payout.

        AIP Awards and Performance Goals.    Named executive officers earned awards under the AIP in 2009 based on the level of achievement of annual adjusted (non-GAAP) revenue, adjusted (non-GAAP) operating income and adjusted (non-GAAP) free cash flow targets set by the Human Resources Committee early in the year. The revenue and operating income goals each was weighted 40% and the free cash flow goal was weighted 20%. If at least 80% of the financial goals relating to revenue and operating income were achieved, the Committee could adjust a participant's annual incentive (i) by ten percentage points upward or downward based on progress in achieving strategic objectives, based on the recommendation of the Chief Executive Officer, (ii) by 20 percentage points upward or downward based on other factors in the discretion of the Committee, and (iii) upward or downward by any amount, subject to award maximums, based on the participant's rated performance for the year in achieving individual goals and in his or her work-related skills and behaviors under the Performance Management Program. Target awards under the AIP equaled a pre-set percentage of the executive's salary, ranging from 60% to 150% of salary. The targeted performance level for adjusted (non-GAAP) revenues was $2,289 million, with a threshold level of 90% and maximum level of 110% of that amount. The targeted performance level for adjusted (non-GAAP) operating income was $468 million, with a threshold level of 90% and a maximum level of 108% of that amount. The targeted performance level for adjusted (non-GAAP) free cash flow was $320 million, with a threshold level of 90% and a maximum level of 110% of that amount. Performance at levels higher than target can result in payouts of up to 200% of the executive's target award level, weighted for each financial goal and subject to adjustments. Performance at the threshold level for either the revenue or free cash flow goal would result in payment of 75% of the amount payable for target financial performance. Performance at the threshold level for operating income up to the next incremental performance point would result in a payout between 0% and 75% of the target amount. In all cases, no amount is payable for performance below the threshold level.

        Our senior executive officers were advised early in the year of their personal performance goals under our Performance Management Program. For 2009, these goals were based on individual efforts in the areas of : (i) financial performance—to meet budgeted levels of revenue and operating income, cash flow and earnings per share objectives, and ensure high standards of financial reporting practices; (ii) customer-related goals—to improve relations with key customers and become a trusted advisor to them, and improve customer satisfaction, (iii) business operations and metrics—with respect to integrating and leveraging acquisitions and good performance in production and development; (iv) people management and leadership—to improve employee engagement worldwide and continue focus on key people programs to address our critical needs, (v) communications—to increase brand awareness and recognition externally, and (vi) strategy—to broaden our capabilities to attract and grow future business. An executive's individual performance is graded under the Performance Management Program on a scale that recognizes that, in a given year, a few executives may be performing in a truly outstanding manner, but this cannot be a large number in relation to all Program participants. The Human Resources Committee assesses individual performance against these goals at year end, in determining the final amount of the annual incentive award and, for PERS participants, corresponding amounts of PERS awards.

        LTIP Performance Goals.    For the 2008-2009 LTIP performance period, the target performance levels were $4,596 million of adjusted (non-GAAP) revenues and $987 million of adjusted (non-GAAP) operating income, with threshold levels and maximum levels for such revenues of 90% and 110% of the target level and for such operating income of 94.7% and 108% of the target level. For the 2009-2010 performance period, the target performance level is set based on the same target levels as applied for

2009 under the AIP, plus 97% of those levels projected for 2010 with respect to revenues and 91% with respect to operating income, with threshold and maximum levels for such revenues also the same as for the 2009 AIP awards. Awards under the LTIP may range from 0% to 200% of the participant's target award, depending on the level of performance.

        AIP and LTIP Performance Goals Achieved.    Under the AIP and LTIP, we set performance goals based on budgeted exchange rates in effect at the beginning of the performance year for the AIP or the initial performance year in the two-year LTIP performance period covered by the performance goals. To eliminate positive and negative effects of exchange rates on the performance results, we adjust revenues and operating income figures for purposes of these plans by applying the same exchange rates used for budgeting and goal-setting purposes (we refer to this as setting performance goals in "constant dollars"). The Human Resources Committee also retains the authority to make adjustments for extraordinary charges, provided a threshold level of pre-adjustment revenues and operating income is achieved.

        Under GAAP (applied as described in our financial statements), our 2009 revenues were $2,189.7 million and operating income was $270.9 million. For the AIP, PERS and LTIP programs, we adjusted operating income to eliminate the effects of restructuring charges, merger costs and certain other charges. We adjusted revenues and further adjusted (non-GAAP) operating income to constant dollars. As a result of these adjustments, for purposes of our incentive programs, 2009 adjusted (non-GAAP) revenues were $2,118.6 million, 2009 adjusted (non-GAAP) operating income was $366.2 million, and adjusted (non-GAAP) free cash flow was $543 million. These represented achievement at a level of 92.5% of target for adjusted (non-GAAP) revenues, 78.3% of target for adjusted (non-GAAP) operating income, and 170% of target for adjusted (non-GAAP) free cash flow (for compensation purposes, this free cash flow performance is capped at 110%), resulting in a blended preliminary calculated level for AIP payouts of 71.3% of the target award.

        The Committee determined to make no adjustments to the payout levels for the 2009 AIP and PERS programs, and determined to make a modest adjustment to the 2008-2009 LTIP. These determinations are discussed above in the Compensation Discussion and Analysis. AIP payouts for 2009 are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table

        For purposes of the LTIP, for the 2008-2009 performance period, our adjusted (non-GAAP) revenues were $4,328 million, or 94.2% of target, our adjusted (non-GAAP) operating income was $839 million, or 85.0% of target and our adjusted (non-GAAP) free cash flow was $670 million, or 108.1% of target, resulting in a preliminary calculated payout of 68.1% of the target award. For purposes of the LTIP, we adjusted the performance measures to eliminate the effects of changes in foreign currency exchange rates during each year of the performance period, and we made other adjustments the same as for the performance measures under the AIP (adjustments with regard to 2008 are described in more detail in our proxy statement for the 2009 Annual Meeting of Stockholders). At the recommendation of our Chief Executive Officer, the Committee determined to adjust the payout levels for the 2008-2009 LTIP performance period upward by 1.9 percentage points from the payout level corresponding to the unadjusted performance for the performance period. This adjustment is discussed above in the Compensation Discussion and Analysis. This resulted in a payout level for the two-year performance period (2008-2009) of 70%. LTIP awards constitute "Equity Incentive Plan Awards," as discussed below.

        Equity Incentive Plan Awards—PERS.    The Summary Compensation Table and Grants of Plan-Based Awards Table contain amounts that result from several types of equity incentive plan awards. One type is the PERS awards, which are grants of RSUs with a value that matches the amount earned by certain named executive officers under the AIP for 2009 performance. The PERS program provides an opportunity to earn these RSUs at threshold, target and maximum levels that are the same as the AIP award opportunity levels, as shown in the Grants of Plan-Based Awards Table. The basis for payouts under the AIP is explained above in this section. For 2009, we authorized PERS awards for Messrs. Carlucci, Pajot, and Steinfeld and for Ms. Katz, resulting in a grant of RSUs in early 2010 with a value, for each of these executives, equal to the amount of the executive's AIP payout for 2009. To determine the number of RSUs, we divided the dollar value of the AIP payout by the average fair market value of our stock on the last 20 trading days of 2009 ($20.92), which resulted in grants on February 9, 2010 of PERS (in the form of RSUs) as follows: Mr. Carlucci, 41,253 RSUs; Mr. Pajot, 22,137 RSUs; and Ms. Katz, 9,006 RSUs. These RSUs are subject to an additional approximately two-year service period for vesting, extending until January 2, 2012, subject to accelerated vesting upon a change-in-control and in the event of termination of employment in certain circumstances. Information regarding Mr. Steinfeld's compensation appears below under the caption "Potential Payments Upon Termination or Change-In-Control."

        Equity Incentive Plan Awards—LTIP Awards.    LTIP awards to the named executive officers constitute "Equity Incentive Plan Awards". These LTIP awards, for both the 2008-2009 performance period and the 2009-2010 performance period, had a grant-date value that was evenly divided between a cash-denominated award settleable in shares (such shares to be valued after the end of the performance period) and RSUs (such RSUs to be valued at the beginning of the performance period so the target number of RSUs was determinable at that time).

        With regard to the cash-denominated portion of the LTIP awards settleable in shares for the 2008-2009 performance period, the named executive officers earned the following amounts: Mr. Carlucci, $297,500; Mr. Pajot, $163,625; Mr. Knightly, $78,750; Mr. McKay, $87,500; and Ms. Katz, $67,375. These amounts will be converted into shares of our common stock at a market price determined on April 15, 2010, and those shares will be delivered to the executives at that time (or deferred, at the election of the executive) without further vesting requirements (subject to cash payment upon consummation of the proposed merger prior to such distribution). The grant-date fair value of these awards is included in the Summary Compensation Table in the "Stock Awards" column for 2008.

        To determine the number of RSUs earned under the LTIP for the 2008-2009 performance period, we divided the dollar value of the applicable LTIP payout by the fair market value of our stock on April 15, 2008 ($22.58), which, subject to the approval of the Human Resources Committee, will result in grants to be effective April 15, 2010 of RSUs as follows: Mr. Carlucci, 13,176 RSUs; Mr. Pajot, 7,246 RSUs; Mr. Knightly, 3,488 RSUs; Mr. McKay, 3,875 RSUs; and Ms. Katz, 2,984 RSUs. These RSUs will be subject to an additional two-year service period for vesting, extending until April 15, 2012, subject to accelerated vesting upon a change-in-control (which would include the proposed merger) and in the event of termination of employment in certain circumstances. The grant-date fair value of the RSUs potentially earnable under the LTIP for 2008-2009, at target levels, is reflected in the "Stock Awards" column of the Summary Compensation Table for 2008.

        We granted LTIP awards in 2009 to the named executive officers, covering a performance period of 2009-2010. Unlike the earlier LTIP awards, each named executive officer's entire LTIP award opportunity is denominated as a target number of RSUs determined at the time of grant, with opportunity to earn above-target or below-target numbers based on performance in 2009 and 2010. After the performance period, the RSUs earned will remain subject to a further service-based vesting requirement through April 21, 2012, subject to accelerated vesting upon a change-in-control (which would include the proposed merger) and in the event of termination of employment in certain circumstances. The grant-date fair value of these awards, assuming target level performance over the performance period, is included in the Summary Compensation Table in the "Stock Awards" column for 2009.

        The performance goals for the earning of the LTIP award for the 2009-2010 performance period are based on the same performance criteria as under the AIP for 2009, but the specified levels of performance encompass two years of performance rather than one; however, targets are each less than two times the corresponding AIP target for 2009.

        The performance periods and vesting periods for LTIP awards will end on an accelerated basis upon the occurrence of certain kinds of termination of employment or upon a change-in-control of IMS, which would include completion of the currently proposed merger. These terms are described further under the caption "Compensation Discussion and Analysis" above and under the caption "Potential Payments Upon Termination or Change-In-Control" below.

        Equity Incentive Plan Awards—SARs.    Stock appreciation rights (SARs) constituted a portion of the long-term incentives award for 2009, as reflected in the Summary Compensation Table and the Grants of Plan-Based Awards Table above. SARs vest ratably over a period of four years from the grant date, subject to accelerated vesting upon a change-in-control (which would include the proposed merger) and in the event of termination of employment in certain circumstances.

        We have agreed to terminate all equity plans upon completion of the merger contemplated by the merger agreement, and except as otherwise agreed by the acquirer and our employees, all equity and equity-based awards will be cancelled or terminated.

Employment-Related Agreements

        IMS has entered into employment agreements with Messrs. Carlucci, Pajot and Steinfeld, which employ them for a specified period of up to approximately three years, with automatic one-year renewals thereafter. The material terms of these employment agreements that provide information necessary to interpret the Summary Compensation Table are as follows:

        The employment agreements specify annual base salaries, which must be reviewed annually and may be increased but not decreased from the amount previously in effect. Salary levels in effect for 2009 are reflected in the salary column of the Summary Compensation Table.

        The employment agreements permit each executive to participate in all executive compensation plans and programs intended for general participation by senior executives of IMS and generally guarantee that the opportunities and benefits provided under those plans and programs, in the aggregate, will be no less favorable than those in place when the executive was first employed. Accordingly, Messrs. Carlucci, Pajot and Steinfeld were eligible to participate in the IMS PERS Program, the LTIP and the 1998 Employees' Stock Incentive Plan, pursuant to which the stock awards presented in the Summary Compensation Table were granted.

        The employment agreements also provide each executive with an opportunity to earn annual incentive compensation based on target achievement of performance objectives set by the Human Resources Committee. The agreements specify a minimum annual incentive opportunity, which may be adjusted by the Human Resources Committee. The percentages of salary determined by the Human Resources Committee as the annual incentive opportunity for 2009 were as follows: Mr. Carlucci, 150%; Mr. Pajot, 90%; and Mr. Steinfeld, 70%. Earned annual incentive awards for Messrs. Carlucci, Pajot and Steinfeld for 2008 are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

        The employment agreements further permit each executive to participate in all employee and executive benefit plans and programs to the extent such plans and programs are available to other employees or executives of IMS and as noted above generally guarantee that the benefits provided under those plans and programs, in the aggregate, will be no less favorable than those in place when the executive was first employed. Accordingly, Messrs. Carlucci and Steinfeld participate in the tax-qualified Retirement Plan and the related nonqualified Retirement Excess Plan. In addition,

Mr. Carlucci participates in the SERP, as modified by his employment agreement, and Mr. Steinfeld participated in the EXPP and the US ERP, as modified by his employment agreement. Mr. Pajot is entitled to a supplemental pension benefit under the terms of his employment agreement. The material terms of the Retirement Plan, Retirement Excess Plan, SERP, EXPP and US ERP, as modified by the executives' employment agreements, and the specific terms of Mr. Pajot's supplemental pension benefit are described below under the caption "Nonqualified Pension Plans." The increase in 2009 in the value of the pension benefits payable to Messrs. Carlucci, Pajot and Steinfeld is reflected in the Change in Pension Value column of the Summary Compensation Table. Another executive benefit plan in which Messrs. Carlucci, Pajot and Steinfeld participated is the Executive Rewards Program under which Mr. Carlucci received $37,000 and Messrs. Pajot and Steinfeld each received $17,000, in addition to annual health examinations and, in the case of Messrs. Carlucci and Pajot, limited personal use of Company aircraft. The value of these Executive Rewards Program benefits is included in the All Other Compensation column of the Summary Compensation Table.

        The agreements require IMS to provide certain payments and benefits upon termination of the executive's employment, which are quantified and described below under the caption "Potential Payments Upon Termination or Change-In-Control."

        In addition, certain perquisites provided under the employment agreements are included in the All Other Compensation column of the Summary Compensation Table. The All Other Compensation column of the Summary Compensation Table also reflects the benefits noted below that were payable to Mr. Pajot in 2009. Although the majority of these benefits were in place during his assignment in the United Kingdom, several were instituted to encourage his relocation to the United States, as follows:

  •
  Round-trip, first class airfare to Paris once every 12 months to maintain family ties and additional round-trip, first class airfare to Paris in the event of family illness or death;

  •
  Professional financial planning and tax services associated with his relocation to the United States;

  •
  Automobile costs and reimbursement for the income taxes resulting from the inclusion of commuting costs in income through May of 2009;

  •
  A monthly housing allowance of $18,200, with a tax gross up;

  •
  Tax equalization payments and fees charged by a designated tax preparer so that his U.S. tax burden does not exceed the amount of tax that would have been payable had he continued working in the United Kingdom; and

  •
  Reimbursements, with a tax gross up, of actual relocation expenses incurred following termination of employment for any reason other than to accept employment with a business entity that is not affiliated with IMS.

        In addition, Mr. Pajot's employment agreement provides for the payment of an amount equal to the aggregate matching contributions that would have been credited to an account for him under the tax-qualified Savings Plan and the related non-qualified Savings Equalization Plan had he participated in those plans, which amount is 3% of base salary and bonuses annually, plus earnings at a rate equal to the annual return that would have been realized had such amount been invested 80% in the fixed income fund and 20% in the equity index fund available under the tax-qualified Savings Plan.

        Under their employment agreements, Messrs. Carlucci and Steinfeld participated in the tax-qualified Savings Plan and the related nonqualified Savings Equalization Plan under which they received matching contributions equal to 3% of their base salary and annual bonuses plus earnings as stated above, which amounts payable under the Savings Equalization Plan are distributed annually. These amounts are also reflected in the All Other Compensation column of the Summary Compensation Table.

        Messrs. Carlucci, Steinfeld and Pajot are entitled to reimbursement on an after-tax basis of their reasonable costs and expenses incurred in interpreting or enforcing their employment agreements. In addition, if Messrs. Carlucci, Pajot or Steinfeld become subject to any tax penalties or interest under Section 409A of the Internal Revenue Code by reason of their employment agreements, IMS will reimburse them on an after-tax basis for such tax, penalties and interest.

        Ms. Katz and Messrs. Knightly and McKay do not have employment agreements with IMS.

        Mr. Steinfeld left the Company on July 31, 2009. He became entitled to certain payments and benefits in connection with his departure and as a retiree, under the terms of his employment agreement with the Company, which are described under the caption "Potential Payments Upon Termination or Change-in-Control" below.

Outstanding Equity Awards

Outstanding Equity Awards At Fiscal Year End—Fiscal 2009

        The following table shows information regarding outstanding equity awards held by our named executive officers as of December 31, 2009.

	Option Awards					Stock Awards
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(6)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)(6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)(3)
David R. Carlucci	250,000			$13.57	10/7/2012	184,241	3,880,115	63,292	1,332,930
	150,000			$16.05	5/20/2010
	175,000			$23.92	4/5/2011
	115,000			$23.03	1/1/2012
	38,706	116,120	(4)	$22.58	4/15/2015
		233,516	(5)	$13.43	4/21/2016
Gilles V. J. Pajot	122,988			$20.49	2/15/2010	104,493	2,200,623	37,231	784,085
	68,327			$15.21	5/25/2010
	100,000			$16.05	5/20/2010
	100,000			$23.92	4/5/2011
	100,000			$24.06	4/15/2012
	21,288	63,866	(4)	$22.58	4/15/2015
		137,362	(5)	$13.43	4/21/2016
Kevin C. Knightly	51,245			$20.49	2/15/2010	36,065	759,529	18,616	392,053
	50,000			$22.58	4/5/2011
	44,000			$24.06	4/15/2012
	10,245	30,738	(4)	$22.58	4/15/2015
		68,681	(5)	$13.43	4/21/2016
Leslye G. Katz	30,000			$16.05	5/20/2010	41,712	878,455	18,616	392,053
	40,000			$23.92	4/5/2011
	40,000			$24.06	4/15/2012
	8,765	26,298	(4)	$22.58	4/15/2015
		68,681	(5)	$13.43	4/21/2016
Kevin S. McKay	26,667			$23.92	4/5/2011	18,330	386,030	18,616	392,053
	60,000			$24.06	4/15/2012
	11,384	34,153	(4)	$22.58	4/15/2015
		68,681	(5)	$13.43	4/21/2016
Robert H. Steinfeld	40,996			$20.49	2/15/2010	—	—	—	—
	120,000			$23.92	4/5/2011
	100,000			$24.06	4/15/2012
	38,706			$22.58	10/20/2014
	58,379			$13.43	10/20/2014

(1)
The values shown equal the number of shares or units multiplied by the closing market price of the underlying common stock on December 31, 2009 of $21.06.

(2)
The unearned Equity Incentive Plan Awards, if earned, will vest on April 21, 2012 for all RSUs.

(3)
Amounts reflect payout assuming target performance is achieved.

(4)
Stock appreciation rights ("SARs") will become exercisable in four equal installments beginning on the first anniversary of the date of grant, or April 15, 2009 (except in the event of a change-in-control before the end of the vesting period).

(5)
Stock appreciation rights ("SARs") will become exercisable in four equal installments beginning on the first anniversary of the date of grant, or April 21, 2010 (except in the event of a change-in-control before the end of the vesting period).

(6)
The following table shows the market value and vesting schedule for the shares or units of stock held by named executive officers that were unvested as of December 31, 2009:

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(a)	Vesting Date Schedule
David R. Carlucci	29,752	626,577	1/2/2010
	35,086	738,911	4/18/2010
	39,630	834,608	1/2/2011
	25,344	533,745	4/17/2011
	41,253	868,788	1/2/2012
	13,176	277,487	4/15/2012
Gilles V. J. Pajot	18,862	397,234	1/2/2010
	16,861	355,093	4/18/2010
	25,447	535,914	1/2/2011
	13,939	293,555	4/17/2011
	22,137	466,205	1/2/2012
	7,247	152,622	4/15/2012
Kevin C. Knightly	4,304	90,642	4/18/2010
	16,534	348,206	8/7/2010
	3,186	67,097	1/2/2010
	2,851	60,042	1/2/2011
	5,702	120,084	4/17/2011
	3,488	73,457	4/15/2012
Leslye G. Katz	2,869	60,421	4/18/2010
	2,143	45,132	2/13/2010
	2,144	45,153	2/13/2011
	1,820	38,329	1/2/2010
	5,902	124,296	1/2/2010
	9,142	192,531	1/2/2011
	5,702	120,084	4/17/2011
	9,006	189,666	1/2/2012
	2,984	62,843	4/15/2012
Kevin S. McKay	3,348	70,509	4/18/2010
	3,186	67,097	1/2/2010
	2,851	60,042	1/2/2011
	5,069	106,753	4/17/2011
	3,876	81,629	4/15/2012

(a)
The values shown equal the number of shares or units multiplied by the closing market price of the underlying common stock on December 31, 2009 of $21.06.

Option/SAR Exercises and Stock Vested

Option/SAR—Exercises and Stock Vested for Fiscal 2009

        The following table shows information regarding the options/SARs exercised and the stock awards that vested for our named executive officers during 2009.

	Option/SAR Awards		Stock Awards
Name (a)	Numbers of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($)(1) (c)	Number of Shares Acquired on Vesting ($) (d)		Value Realized on Vesting ($)(2) (e)
David R. Carlucci	—	—	87,929		1,223,467
Gilles V. J. Pajot	—	—	90,868		1,386,702
Kevin C. Knightly	—	—	17,492		245,523
Leslye G. Katz	—	—	18,081		255,264
Kevin S. McKay	—	—	36,861		559,563
Robert H. Steinfeld	30,747	177,718	122,830	(3)	1,698,015

(1)
The values shown equal the difference between the exercise price of the shares acquired on exercise and the market value of the underlying common stock at exercise.

(2)
The values shown equal the number of shares acquired on vesting multiplied by the Fair Market Value of the underlying common stock at vesting.

(3)
Pursuant to Mr. Steinfeld's employment agreement, outstanding unvested PERS and RSUs as well as unearned PERS and LTIP awards were fully vested and paid on August 14, 2009.

Pension Benefits

        The following table shows information regarding the present value as of December 31, 2009 of the accumulated benefits of our named executives under our pension arrangements.

Pension Benefits for Fiscal 2009

Name	Plan Name	Number of Years Credited Service(1)	Present Value of Accumulated Benefit ($)(2)(3)		Payments During Last Fiscal Year ($)
David R. Carlucci	Retirement Plan	6.17	67,798		—
	Retirement Excess Plan	6.17	463,495		—
	SERP	7.25	10,638,430	(4)	—
Gilles V.J. Pajot	Individual Agreement	17.08	8,890,584	(5)	—
Robert H. Steinfeld	Retirement Plan	11.33	123,396		—
	Retirement Excess Plan	11.33	281,724	(6)	4,139
	US ERP/EXPP	12.75	2,681,687	(7)	39,400
Kevin C. Knightly	Retirement Plan	26.42	187,783		—
	Retirement Excess Plan	26.42	160,166		—
Leslye G. Katz	Retirement Plan	26.25	231,862		—
	Retirement Excess Plan	26.25	245,130	(8)	—

Name	Plan Name	Number of Years Credited Service(1)	Present Value of Accumulated Benefit ($)(2)(3)	Payments During Last Fiscal Year ($)
Kevin McKay	Retirement Plan	5.25	58,247	—
	Retirement Excess Plan	5.25	89,911	—

(1)
Number of years of credited service calculated based on January 1, 2009 valuation data plus one year for Messrs. Carlucci, Knightly and McKay and Ms. Katz and through July 31, 2009 for Mr. Steinfeld. Number of years of credited service for Mr. Pajot is measured based on service from December 16, 1997 to December 31, 2009, plus five additional years of service for Pharmacia and Upjohn service.

(2)
The present value of accumulated benefits is based on a discount rate of 6.00% and retirement at age 65 for the Retirement Plan and the Retirement Excess Plan. The retirement age for the nonqualified arrangements is age 55.5 (Mr. Carlucci at January 1, 2010), age 60.4 (Mr. Pajot at January 1, 2010), age 60 (Mr. Steinfeld). Pre-retirement mortality is ignored in the calculation of the present value of accumulated plan benefits. Other than the change in the 4.00% lump sum conversion rate, all other assumptions were those used in the January 1, 2009 actuarial valuations (see Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009).

(3)
Retirement Plan and Retirement Excess Plan benefits were estimated based on the January 1, 2009 valuation data and 2009 compensation except with respect to Mr. Steinfeld in whose case actual benefits are provided based on his service through July 31, 2009.

(4)
This pension amount reflects the assumptions as described in Note (2) above, in accordance with applicable Securities and Exchange Commission rules. However, if Mr. Carlucci's employment had terminated at December 31, 2009, the lump sum value of his SERP benefit would have been determined under specific contractual terms. Under the assumptions described in Note (2) above, but applying a 3.5% lump-sum rate which was approximately the average applicable lump-sum rate in effect during 2009, Mr. Carlucci's benefit would be approximately $11,150,000. If the applicable lump-sum rate at the time of termination were to be lower than 3.5%, the lump-sum benefit would be a greater amount. Upon death prior to termination, his spouse would receive a benefit of 50% of the lump-sum amount.

(5)
This pension amount reflects the assumptions as described in Note (2) above, in accordance with applicable Securities and Exchange Commission rules. However, if Mr. Pajot's employment had terminated at December 31, 2009, the lump sum value of his benefit under his individual agreement would have been determined under specific contractual terms. Under the assumptions described in Note (2) above, but applying a 3.5% lump-sum rate which was approximately the average applicable lump-sum rate in effect during 2009, Mr. Pajot's benefit would be approximately $9,410,000. If the applicable lump-sum rate at the time of termination were to be lower than 3.5%, the lump-sum benefit would be a greater amount. Upon death prior to termination, his beneficiary would receive a benefit of 100% of the lump-sum amount.

(6)
Since Mr. Steinfeld had left IMS as of December 31, 2009, the lump sum value of his Retirement Excess Plan benefit has been determined in accordance with the specific terms of the Retirement Excess Plan by applying a 3.55% lump-sum rate.

(7)
Since Mr. Steinfeld had left IMS as of December 31, 2009, the lump-sum value of his EXPP benefit has been determined in accordance with the specific terms of the EXPP by applying a 3.55% lump-sum rate.

(8)
This pension amount includes the value of an annual benefit ($29,082) payable from the Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation. The present value of accumulated benefit without reflecting this benefit is $40,186.

IMS Health Incorporated Retirement Plan

        IMS sponsors a qualified defined benefit Retirement Plan to provide retirement income to IMS's U.S.-based employees. Benefits under the cash balance formula are expressed in the form of a hypothetical account balance. Each month a participant's cash balance account is increased by (i) pay credits of 6% of the participant's plan compensation (base salary plus annual bonus) for that month and (ii) interest credits based on the participant's hypothetical account balance at the end of the prior month. Interest credits are based on 30-year Treasury bond yields. Participants may retire early at age 55 with five years of service. Pension benefits are payable as an actuarially equivalent life annuity. Lump-sum distributions are only available for benefits valued at $5,000 or less. Retirement Plan benefits are provided on a noncontributory basis to employees.

Nonqualified Pension Plans

        IMS also maintains nonqualified pension plans to attract and retain a highly-motivated executive workforce by providing eligible employees with retirement benefits in excess of those permitted under the qualified Retirement Plan. The benefits provided under the Retirement Excess Plan are equal to the difference between the benefits provided under the qualified Retirement Plan and benefits that would have been provided under that plan if not for the limitations imposed by the Internal Revenue Code on the amount of compensation that can be taken into account under a qualified plan and the amount of annual benefits that can be paid from a qualified plan. All of the named executive officers participate in the Retirement Excess Plan except for Mr. Pajot.

        All five of the named executive officers have pension benefits in addition to those provided under the Retirement Plan and the Retirement Excess Plan.

        Mr. Carlucci participates in the SERP, as modified by the terms of his employment agreement. His benefit is calculated as 8% of average final compensation (base salary plus annual bonus during the highest five consecutive years of the last 10 consecutive years of employment) per year for the first five years of credited service, and 3.5% per year for each additional year up to a maximum of 60% of average final compensation, less the benefits payable from the Retirement Plan, the Retirement Excess Plan and Social Security, and less an annual life annuity benefit of $96,327.24 to account for benefits Mr. Carlucci will receive from his former employer. This formulation is estimated to result in the IMS-funded portion of the SERP equal to the maximum of 50% of average final compensation. Mr. Carlucci forfeits his SERP benefit if he is terminated for cause or if he breaches his noncompetition, confidentiality and nondisparagement agreement (except in the case of a change-in-control of IMS). In addition, the portion of his benefit attributable to 1.825% of average final compensation per year with respect to years of credited service in excess of five vests over a six-year period in which one-sixth of such benefit vests every year beginning on and after December 16, 2008. Retirement benefits are available at age 55 on an unreduced basis. Benefits are payable in a lump sum calculated on the assumption that they are payable as a joint and fully subsidized 50% survivor annuity and on the basis of the 1983 Group Annuity Mortality Table and a discount rate equal to 85% of the average of the 15-year noncallable U.S. Treasury bond yields for the three months preceding termination (or if such bonds are unavailable, using such proxy rate as IMS determines). Payment of the lump sum benefit is subject to a six-month delay to comply with §409A of the Internal Revenue Code. Interest at the six-month Treasury bill rate is payable on the delayed payment.

        Mr. Pajot has a supplemental pension benefit payable under the terms of his employment agreement. He is 100% vested in his pension benefit unless he is terminated for cause. The benefit is calculated as 3.25% of average final compensation (defined as base salary plus annual bonus during the last 60 months of employment with a minimum of £619,295) per year of credited service, subject to a maximum of 65% of average final compensation and a minimum of 55% of average final compensation. In order to attract appropriate executive talent, IMS may grant additional years of pension service under its nonqualified retirement programs. IMS has an agreement with Mr. Pajot to provide five extra years of credited service under his supplemental pension benefit formula. Benefits are payable in the form of a lump sum in the year following the year of Mr. Pajot's termination of employment, calculated on the basis of the group annuity mortality table used by the qualified Retirement Plan and a discount rate equal to 85% of the average of the 15-year noncallable U.S. Treasury bond yields for the three months preceding termination (or if such bonds are unavailable, using such proxy rate as IMS determines), less an amount equal to $368,913 increased by interest compounded at a rate of 5.5% per annum from February, 1998 to the month in which payment of the supplemental pension benefit is made to account for benefits Mr. Pajot has received from a former employer. Payment of the lump-sum benefit is subject to a six-month delay to comply with §409A of the Internal Revenue Code. Interest at the six-month Treasury bill rate is payable on the delayed payment. Mr. Pajot's disability retirement benefits will be at least equal to those formerly provided under the IMS US Executive Retirement Plan ("US ERP"), reduced by an amount equal to $368,913 increased by interest compounded at a rate of 5.5% per annum from February, 1998 to the month in which payment of the disability retirement benefit is made. The US ERP disability benefit provides for monthly payments to the disabled employee of an annual benefit equal to 60% of the base salary and cash incentive paid to the employee during the 12-month period prior to becoming disabled.

        Retirement benefits for Mr. Steinfeld are provided under the EXPP and the US ERP as modified by his employment agreement. Benefits vest after five years of credited service unless he is terminated for cause or breaches his noncompetition, confidentiality and nondisparagement agreement (except in the case of a change-in-control of IMS). Benefits are calculated as 2.5% of average final compensation (base salary plus annual bonus during the highest five consecutive years of the last 10 consecutive years of employment) per year for the first 15 years of credited service, and 1.5% of average final compensation for the next 15 years, less the benefits payable from the Retirement Plan and the Retirement Excess Plan. In addition, the terms of Mr. Steinfeld's employment agreement guarantee that his minimum average final compensation will not be less than $465,000 and that his benefit under the EXPP will never be less than the benefit that would have been payable to him under the US ERP had he continued to participate in that plan until termination. For 2009, the EXPP benefit formula produced a higher benefit than the US ERP formula. As a result, Mr. Steinfeld's retirement benefits are provided under the EXPP instead of the US ERP. Under the EXPP, unreduced retirement benefits are available at age 60 with 10 years of credited service. If termination occurs after age 55 and 10 years of service, benefits under the EXPP are reduced 2% for each year that termination precedes age 60. Benefits are payable in a lump sum calculated on the assumption that they are payable as a joint and fully subsidized 50% survivor annuity and on the basis of the 1983 Group Annuity Mortality Table and a discount rate equal to 85% of the average of the 15-year noncallable U.S. Treasury bond yields for the three months preceding termination (or if such bonds are unavailable, using such proxy rate as IMS determines). As noted above, Mr. Steinfeld left the Company on July 31, 2009. He became entitled to payment of his EXPP benefit as described under the caption "Potential Payments Upon Termination or Change-in-Control" below.

        Retirement benefits for Ms. Katz and Messrs. Knightly and McKay are provided under the Defined Contribution Executive Retirement Plan described under the caption "Nonqualified Deferred Compensation" below.

        If the executives become subject to any tax penalties or interest under Section 409A of the Internal Revenue Code by reason of their participation in the nonqualified pension plans, the plans provide that IMS will reimburse the executives on an after-tax basis for such tax penalties and interest.

Actuarial Assumptions

        The amounts shown in the Pension Benefits Table above are actuarial present values of the benefits accumulated through the date shown. An actuarial present value is calculated by estimating expected future payments starting at an assumed retirement age, weighting the estimated payments by the estimated probability of surviving to each post-retirement age, and discounting the weighted payments at an assumed discount rate to reflect the time value of money. The actuarial present value represents an estimate of the amount which, if invested today at the discount rate, would be sufficient on an average basis to provide estimated future payments based on the current accumulated benefit. The assumed retirement age for each executive is the earliest age at which the executive could retire without any benefit reduction due to age. Actual benefit present values will vary from these estimates depending on many factors, including an executive's actual retirement age.

	December 31, 2009	December 31, 2008
Discount rate	6.00%	6.00%
Cash balance interest crediting rate and cash balance annuity conversion rate	4.25%	4.25%
Lump sum conversion rate for Retirement Excess Plan, SERP, EXPP, US ERP and Mr. Pajot's individual agreement	4.00%	5.00%
Internal Revenue Code §401(a)(17) pay limitation	$245,000	$230,000
Internal Revenue Code §415 benefit limitation	$195,000	$185,000
Retirement ages:
Retirement and Retirement Excess Plan	65	65
SERP, EXPP, U.S. ERP and Mr. Pajot's individual agreement
Mr. Carlucci	55.5	55
Mr. Pajot	60.4	60
Mr. Steinfeld	60	60
Termination and disability rates	None	None
Form of payment—Retirement Plan	Single life annuity	Single life annuity
Form of payment—Retirement Excess Plan, SERP, EXPP, US ERP and Mr. Pajot's individual agreement	Lump sum	Lump sum

Nonqualified Deferred Compensation

        We permit executives to elect to defer settlement of RSUs, including those resulting from PERS awards. Upon vesting of RSUs, the executive is entitled to receive one share of Common Stock for each RSU being settled. If the executive has elected to defer settlement, we do not deliver the shares upon vesting of the RSUs, but deliver them at a time specified by the executive. An executive may elect a fixed date for this distribution or a date tied to the time of the executive's termination of employment. Elections to defer the share distribution date are subject to the requirements of Internal Revenue Code §409A.

        Retirement benefits for Ms. Katz and Mr. Knightly are provided under the Defined Contribution Executive Retirement Plan. Benefits vest after five years of credited service from January 1, 2007, the date the plan was first implemented, unless the executive is terminated for cause or breaches his or her noncompetition, confidentiality and nondisparagement agreement (except in the case of a change-in-control of IMS). Annual notional retirement credits are calculated as a percentage of each year's compensation (actual base salary plus actual bonus paid in the year). The retirement crediting rate for Ms. Katz is 19.0% for the first 10 years and 12.5% for any years of participation in excess of 10 years. The retirement crediting rate for Mr. Knightly is 28.4% for the first 10 years and 12.5% for any years of participation in excess of 10 years. Annual investment credits are calculated based on the corporate bond yields from the AA-AAA Rated/10+ Years Component of the Merrill Lynch U.S.

Corporate Master Index. The benefit is the account balance comprising the retirement credits plus the investment credits and is paid as a lump sum on a date elected by the participant prior to commencing participation in the plan, which may be any date on or after termination of employment. Payment upon termination of employment is subject to a six-month delay to comply with §409A of the Internal Revenue Code. Investment credits continue to be earned during the six-month delay.

Nonqualified Deferred Compensation for Fiscal 2009

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($)(1) (c)	Aggregate Earnings in Last FY ($)(2) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($)(3) (f)
David R Carlucci	—	—	812,781	3,016,402	2,180,000
Gilles V. J. Pajot	—	41,381	1,606	—	150,425
Kevin C. Knightly	—	165,945	—	—	483,494
Leslye G. Katz	—	112,863	—	—	332,523
Kevin S. McKay		98,763			296,586
Robert H. Steinfeld	—	—	—	—	—

(1)
Amounts in this column represent the amounts credited as defined contributions during fiscal 2009 to the named executive officers participating in the nonqualified Defined Contribution Executive Retirement Plan or, in the case of Mr. Pajot, amounts credited in lieu of Company matching contributions under the Company Savings Plan and the Company Savings Equalization Plan as a non-qualifed deferral (the "Matching Account"). These amounts are also reflected as compensation for each named executive in the "All Other Compensation" column of the Summary Compensation Table above.

(2)
Earnings in the last fiscal year for Mr. Carlucci represent the increase/decrease during 2009 in the value of shares deliverable in settlement of RSUs that have vested but the settlement of which has been deferred at the election of the named executive officer, together with dividend equivalents on such deferred RSUs credited during 2009. Earnings in the last fiscal year for Mr. Pajot represent interest credited on the balance credited to his Matching Account.

(3)
The aggregate balance at the end of the year consists of the market value of shares deliverable in the future to settle RSUs that have vested but the settlement of which has been deferred at the election of the executive, plus accrued dividend equivalents thereon, plus the executive's aggregate account balance (for Messrs. Knightly and McKay and Ms. Katz) under the nonqualified Defined Contribution Executive Retirement Plan, plus Mr. Pajot's Matching Account. Market value of deferred RSUs is based on the closing price of common stock of $21.06 on December 31, 2009. Of the amounts shown in this column, the following amounts are reflected as compensation in 2009, 2008 or 2007 for the named executive officer in the Summary Compensation Table above: Mr. Carlucci, $0; Mr. Knightly, $483,494; Ms. Katz, $332,523; Mr. McKay, $98,763; and Mr. Pajot, $142,322.

Potential Payments Upon Termination or Change-In-Control

        IMS entered into employment agreements with Messrs. Carlucci, Pajot and Steinfeld which require IMS to provide certain payments and benefits upon termination of the executive's employment. Under the employment agreements with Messrs. Carlucci and Pajot if the executive's employment terminates due to retirement, approved early retirement, death or disability, the executive will receive annual incentive compensation for that year prorated to reflect the part of the year worked. If termination results from a disability, the employment agreements provide for accelerated vesting of options, RSUs, SARs, performance awards and other awards. If the amount of Mr. Carlucci's aggregate disability benefits for the first 24 months following his disability are less than the amount of the payments he would have received under his employment agreement had the Company terminated his employment without cause outside of a change-in-control, he will be paid a lump-sum payment equal to the difference between those two amounts. Also, the portion of Mr. Carlucci's SERP benefit that is subject to a six-year graded vesting schedule (1.825% of average final compensation per year of service in excess of five as described above under the caption "Pension Benefits") is immediately vested in the event of his termination due to disability.

        If IMS terminates the employment of the executive other than for cause or the executive terminates for good reason, he will receive:

  •
  Payment of a prorated portion of the target annual incentive for that year;

  •
  Payment of a severance amount equal to two times the sum of annual salary plus the greater of that year's target annual incentive or the annual incentive paid in the prior year. These amounts are payable in a lump sum, subject to compliance with any six-month delay in payment that may apply by reason of §409A of the Internal Revenue Code, in which case interest at the six-month Treasury bill rate is payable on the delayed payment; and

  •
  Accelerated vesting of options, RSUs, SARs, performance awards and other awards, with any performance objectives deemed achieved at target levels; and

  •
  With respect to Mr. Carlucci, the portion of his SERP benefit that is subject to a six-year graded vesting schedule (1.825% of average final compensation per year of service in excess of five as described above under the caption "Pension Benefits") is immediately vested.

        If such a termination occurs within two years after a change-in-control, the executive will receive the benefits listed above plus these enhancements:

  •
  The severance amount multiplier will be three times rather than two times the annual cash amount;

  •
  Any option or SAR granted during the term of the agreement will remain outstanding until its stated expiration date;

  •
  For purposes of the SERP, Mr. Carlucci will be credited with three additional years of age and three additional years of service for determining his retirement benefit and his average final compensation will be not less than $1,650,000; and

  •
  For purposes of Mr. Pajot's pension arrangement, he will be credited with three additional years of service for determining his retirement benefit and up to three additional years of age to the extent it would eliminate any reductions that would otherwise apply on account of early payment of his retirement benefit.

        The enhanced benefits payable if a termination occurs within two years after a change-in-control are also payable if the executive is terminated by IMS without cause or if the executive terminates for good reason after a potential change-in-control, but such enhanced benefits are not payable unless and until the change-in-control occurs.

        Under the terms of the employment agreements, Messrs. Carlucci and Pajot are also entitled to certain reimbursements of their costs to obtain health, disability and life insurance coverage. If their employment terminates for any reason other than for cause, they are entitled to after-tax payments to reimburse them for their costs to participate in the IMS retiree health plan if and for so long as they are eligible to participate in that plan. If and when they become ineligible to participate in the IMS retiree health plan, they will receive monthly cash payments for life equal on an after-tax basis to their monthly premium cost to purchase the value of such coverage independently. They are also entitled to after-tax payments to reimburse them for their costs to participate in the IMS disability and life insurance plans following their termination of employment on account of disability, or by IMS without cause or by the executive for good reason if and for so long as they are eligible to participate in those plans. If and when they become ineligible to participate in the IMS disability and life insurance plans, they will receive monthly cash payments equal on an after-tax basis to their monthly premium cost to purchase the value of such disability and life insurance coverage independently. Such reimbursements or cash payments with respect to disability and life insurance coverage will continue to age 65 (or, with respect to the disability plan, such later age as the disability plan may allow) in the case of termination on account of disability, for two years in the case of termination outside of a change-in-control and for three years in the case of termination within two years after a change-in-control. Any such reimbursements or cash payments for health, disability or life insurance coverage are reduced if and to the extent that the executive becomes covered under plans of a subsequent employer providing comparable benefits and are subject to forfeiture if the executive breaches his noncompetition, confidentiality and nondisparagement agreement. Upon the completion of the merger contemplated by the merger agreement, a change-in-control will have occurred for purposes of Messrs. Carlucci's and Pajot's employment agreements.

        The agreements provide that, upon the occurrence of a change-in-control, outstanding stock options, RSUs, SARs and other equity-based awards then held by the executive will become vested regardless of termination of employment. If any such vested equity-based award is subject to a delay in payment due to the requirements of §409A of the Internal Revenue Code, the executive is permitted to elect to denominate the award in cash and if such an election is made, interest at the six-month Treasury bill rate is payable on the delayed cash payment.

        If payments following a change-in-control trigger the "golden parachute" excise tax, IMS will pay the executive an additional "gross-up" amount so that his after-tax benefits are the same as though no excise tax had applied. If an excise tax is triggered, a substantial portion of the payments to the executive under the agreement would not be tax deductible by IMS for federal income tax purposes.

        For purposes of the agreements, cause means the executive's willful failure to substantially perform or willful engaging in misconduct that is demonstrably and materially damaging to IMS. "Good reason" means a demotion or adverse change in the executive's employment status, compensation or benefits, a required relocation, a failure of IMS to abide by other important provisions of the agreement or to renew the term of the agreement. Under Mr. Pajot's agreement, however, good reason is more liberally defined to allow him to voluntarily terminate employment upon 90 days' advance notice to IMS. If Mr. Pajot elects to voluntarily terminate on this basis prior to or more than two years after a change-in-control, he is not entitled to the full benefits otherwise provided upon a termination for good reason. No acceleration of vesting and exercisability of any option granted on or after January 1, 2006 will occur and any performance objectives upon which the earning of performance-based restricted stock and deferred stock awards, including PERS awards, and other long-term incentive awards are based will not be deemed to have been met at target and such awards will not become fully vested and non-forfeitable by reason of Mr. Pajot's voluntary termination for good reason upon 90 days' advance notice. In addition, even if Mr. Pajot terminates on this basis during the two-year period after a change-in-control, the three additional years of age and service that would otherwise apply to the calculation of his pension benefit will not be available. A "change-in-control" is defined in the agreements to occur if a "person" becomes the beneficial owner of 20% or more of the combined voting power of IMS's securities, if a majority of the Board changes in a 24-month period without the specified approval of incumbent Directors, if there is a merger with another entity in a way that substantially changes the ownership of existing shareholders, if IMS sells substantially all of its assets or liquidates IMS, or if the Board of Directors otherwise determines that a change-in-control has occurred. If a potential change-in-control occurs, IMS must deposit funds into a "rabbi" trust equal to its potential obligations under the agreements.

        Payments and benefits upon termination of the executive's employment are subject to the executive's compliance with a two-year non-competition agreement and confidentiality and non-disparagement agreements. Further, the executive is required to sign a general release of claims against IMS. If the executive fails to comply with these restrictions, no termination payments or benefits are payable under the executive's employment agreement, all outstanding options are forfeited and the spread on any options exercised following such failure must be paid to IMS. The non-competition agreement, however, does not apply if the executive's employment is terminated by IMS for any reason other than cause or if the executive terminates for good reason within the two-year period following a change-in-control.

        Mr. Steinfeld left the Company on July 31, 2009. He became entitled to certain payments and benefits in connection with his departure and as a retiree, under the terms of his employment agreement with the Company. Certain payments were made and benefits commenced in August, 2009, but others were not paid or did not commence until February 1, 2010 in order to comply with the six-month delay that applies under §409A of the Code. Delayed payments earn interest at the six-month Treasury Bill rate. Under the terms of Mr. Steinfeld's employment agreement, he was paid on February 1, 2010 base salary and benefits through October 20, 2009 in a total amount of $110,404; a lump sum payment equal to $789,493 calculated under the terms of the IMS Employee Protection Plan described below; annual incentive for the portion of the year preceding his departure in an amount equal to $218,529; payment under the EXPP described above of $2,681,687 ($39,400 was paid in 2009 as FICA tax); payment under the Retirement Excess Plan described above of $281,724 ($4,139 was paid in 2009 as FICA tax); reimbursement on an after-tax basis of life and disability insurance premiums through January 2010 in a total amount of $12,831, with continuing after-tax monthly payments of $4,288 through October 20, 2011. Mr. Steinfeld began receiving on August 1, 2009 reimbursement of his retiree health premiums of $1,993 per month which will continue for life and be adjusted for future premium increases. On February 1, 2010, he received a tax gross-up for the retiree health premiums paid to date in an amount equal to $11,579 and thereafter the monthly reimbursements will be grossed up for future taxes. He also received in 2009 compensation accrued as of July 31, 2009 for base salary and unused vacation in a total amount of $48,385. On July 31, 2009, Mr. Steinfeld's 87,409 outstanding SARs became fully vested and exercisable through October 20, 2014. Outstanding unvested PERS and RSUs also became fully vested and were paid on August 14, 2009 in the amount of $397,911. Long-term incentive awards became fully vested at target and were paid on August 14, 2009 in the amount of $351,581. PERS for 2009 were also paid on August 14, 2009 in the amount of $218,267.

        Ms. Katz and Messrs. Knightly and McKay, who do not have employment agreements, have entered into change-in-control agreements with IMS. Under the change-in-control agreements, an executive commits to remain employed for 180 days following an event that represents a potential change-in-control to maintain stable operations while a change-in-control proceeds. If an executive's employment ends within two years following a change-in-control either because IMS terminates him or her without cause or because the executive resigns under circumstances constituting good reason, the executive will be entitled to:

  •
  payment in lieu of annual bonus in an amount equal to the target bonus for the year of the change-in-control, prorated to reflect the part of the year of termination he or she worked;

  •
  for Ms. Katz, payment of a lump sum of three times the sum of: (i) her base salary plus (ii) annual target bonus for the year of the termination or, if no target bonus has been determined for the year, the annual bonus actually earned in the preceding year;

  •
  for Messrs. Knightly and McKay, payment of a lump sum of two times the sum of: (i) their base salary plus (ii) annual target bonus for the year of the termination or, if no target bonus has been determined for the year, the annual bonus actually earned in the preceding year;

  •
  vesting and deemed achievement of target performance and payment for outstanding long-term performance awards for all performance periods in progress;

  •
  payment of an allowance for outplacement expenses in an amount equal to 20% of salary and bonus, but not to exceed $100,000; and

  •
  certain reimbursements of their costs to obtain health and life insurance coverage. Ms. Katz and Messrs. Knightly and McKay are entitled to after-tax payments to reimburse them for their costs to participate in the IMS health and life insurance plans following their termination of employment for a period of 36 months following termination in the case of Ms. Katz and for a period of 24 months following termination in the case of Messrs. Knightly and McKay. If and when they become ineligible to participate in the IMS health and life insurance plans, they will receive monthly cash payments equal on an after-tax basis to their monthly premium cost to purchase the value of such health and life insurance coverage independently for such 36-month period in the case of Ms. Katz and for such 24-month period in the case of Messrs. Knightly and McKay. When Ms. Katz and Messrs. Knightly and McKay attain age 55, they are entitled to after-tax payments to reimburse them for their costs to participate in the IMS retiree health and life insurance plans if and for so long as they are eligible to participate in those plans. If and when they become ineligible to participate in the IMS retiree health and life insurance plans, they will receive monthly cash payments for life equal on an after-tax basis to their monthly premium cost to purchase the value of such coverage independently. Any such reimbursements or cash payments for health and life insurance coverage are reduced if and to the extent that the executive becomes covered under plans of a subsequent employer.

        The above amounts and benefits payable if a termination occurs within two years after a change-in-control are also payable if the executive is terminated by IMS without cause or if the executive terminates for good reason after a potential change-in-control, but such amounts and benefits are not payable unless and until the change-in-control occurs. Upon the completion of the merger contemplated by the merger agreement, a change-in-control will have occurred for purposes of Ms. Katz' and Messrs. Knightly's and McKay's change-in-control agreements.

        Except for the continued health and life insurance benefits described above, the amounts provided above are payable in a lump sum, subject to compliance with any six-month delay in payment that may apply by reason of §409A of the Internal Revenue Code, in which case interest at the six-month Treasury bill rate is payable on the delayed payment.

        The agreements provide that, upon the occurrence of a change-in-control, outstanding stock options, RSUs, SARs and other equity-based awards then held by the executive will become vested, regardless of termination of employment. If any such vested equity-based award is subject to a delay in payment due to the requirements of §409A of the Internal Revenue Code, the executive is permitted to elect to denominate the award in cash and if such an election is made, interest at the six-month Treasury bill rate is payable on the delayed cash payment.

        If payments trigger the "golden parachute" excise tax, IMS will pay an additional "gross-up" amount so that the executive's after-tax benefits are the same as though no excise tax had applied. If an excise tax is triggered, a substantial portion of the payments to the executive under the agreement would not be tax deductible by IMS for federal income tax purposes.

        In addition, the provisions of the Restrictive Covenant Agreement executed by Ms. Katz and Messrs. Knightly and McKay that prohibit competition with IMS for one year after termination of employment will not apply in the event of the executive's termination within two years following a change-in-control if either IMS terminates him or her without cause or because the executive resigns under circumstances constituting good reason.

        Under the agreements, "cause" and "change-in-control" have the same meanings as provided in the executive employment agreements described above. "Good reason" means an adverse change in employment status, compensation or benefits, or a required move to a new work location not otherwise specified in the agreement. If a potential change-in-control occurs, IMS must deposit funds into a "rabbi" trust to fund potential obligations under the agreements.

        Ms. Katz and Messrs. Knightly and McKay also participate in the IMS Employee Protection Plan ("EPP"), which provides benefits upon a termination of their employment outside of a change-in-control. The EPP, which generally covers all salaried employees of IMS, provides for the payment of severance benefits if IMS terminates the employee's employment not for cause. An executive officer terminated in this way will receive salary and benefits continuing for not less than 26 weeks nor more than 104 weeks, determined on the basis of 1.5 weeks for each $10,000 of base salary plus three weeks for each year of service, but a minimum of 26 weeks if the employee has less than one year of service at termination. Benefits under the EPP cease when the employee earns or accrues compensation from any new employer or other third party. These benefits are not available to Ms. Katz or Messrs. Knightly and McKay if they are terminated within two years after a change-in-control, in which case their benefits are provided by the change-in-control agreements described above.

        In addition to continuation of salary, the EPP provides to eligible terminated executives:

  •
  Continued health and life insurance coverage throughout the salary continuation period;

  •
  Payment of the annual bonus for the year of termination that would have been paid if employment continued, pro-rated to reflect the number of months worked during that year, but only if the executive worked for at least six months in that year; and

  •
  Outplacement services.

        The payment of benefits in excess of two weeks of salary and benefits under the EPP is conditioned upon the employee's signing of a release of claims against IMS.

        LTIP awards to Ms. Katz and Messrs. Knightly and McKay, as described above under the caption "Equity Incentive Plan Awards," are subject to accelerated vesting on a change-in-control regardless of termination of employment.

        Under the Defined Contribution Executive Retirement Plan in which Ms. Katz and Messrs. Knightly and McKay participate, as described above under the caption "Nonqualified Deferred Compensation," a participant whose employment is involuntarily terminated within five years of a change-in-control for a reason other than cause or who voluntarily terminates employment for good reason within five years of a change-in-control is automatically fully vested in his or her benefit under the plan. If a participant is involuntarily terminated within two years of a change-in-control for a reason other than cause or voluntarily terminates for good reason within two years of a change-in-control, the participant receives additional retirement credits for the period with respect to which the participant is entitled to severance payments under the EPP or any applicable change-in-control agreement and such retirement credits are based on the participant's base salary plus annual target bonus for the year of termination or, if such annual target bonus has not been determined for such year, then the annual bonus earned for the preceding year is used. Upon the completion of the merger contemplated by the merger agreement, a change-in-control will have occurred for purposes of the Defined Contribution Executive Retirement Plan.

        The change-in-control agreements, EPP and Defined Contribution Executive Retirement Plan in which Ms. Katz and Messrs. Knightly and McKay participate provide that if they become subject to any tax penalties or interest under §409A of the Internal Revenue Code by reason of these agreements or plans, IMS will reimburse them on an after-tax basis for such tax penalties and interest. The tables below summarize the additional compensation that each of our named executive officers would receive in the event of a termination or change-in-control as of December 31, 2009. The tables take into consideration the circumstances of the event and the additional payments that each executive would be entitled to under the various plans and agreements described previously. We have modeled the following termination events for each named executive officer (where applicable): voluntary termination, retirement, involuntary termination for cause, involuntary termination without cause, termination by the executive for good reason, change-in-control with and without a termination of employment, death, and disability. The estimates below do not include vested payments that are disclosed in the preceding tables: Outstanding Equity Awards at Fiscal Year End—Fiscal 2009, Pension Benefits, and Nonqualified Deferred Compensation for Fiscal 2009. Also, benefits that are generally available to all salaried employees and are nondiscriminatory are excluded from these estimates.

        These tables provide estimates of payments assuming the events described above occurred on December 31, 2009. None of the payments have actually been made to any of the executives. The actual payments and benefits that will be made to each executive under each circumstance can only be known once an actual termination or change-in-control event occurs.

IMS HEALTH INCORPORATED
Post-employment Payments—David Carlucci

Executive Payments and Benefits upon Termination/CIC	Voluntary Termination/ Retirement		Involuntary Termination for Cause		Involuntary Termination Without Cause		Termination by Executive for Good Reason		CIC without Termination		CIC with Termination for Good Reason or Without Cause		Death		Disability
Compensation:
Severance	$0		$0		$4,154,800		$4,154,800		$0		$6,232,200		N/A		$2,438,500	(1)
Other Cash Incentives
—2009 Bonus	0		0		1,210,400		1,210,400		0		1,210,400		863,000	(2)	863,000	(2)
—2009 PERS Award	0		0		1,210,400		1,210,400		0		1,210,400		0		863,000	(2)
Long-term Incentive(3)
—Acceleration of Unvested SARs(4)	0		0		1,781,727		1,781,727		1,781,727		1,781,727		1,781,727		1,781,727
—Acceleration of Unvested RSUs(5)	0		0		2,755,386		2,755,386		2,755,386		2,755,386		2,755,386		2,755,386
—LTI Awards	0		0		2,154,300		2,154,300		2,154,300		2,154,300		1,241,424	(6)	2,154,300
Benefits & Perquisites:
SERP(7)	0		0	(8)	813,064		813,064		0		4,313,536		406,532		5,554,316	(9)
Disability	0		0		34,145	(10)	34,145	(10)	0		49,782	(10)	0		130,209	(11)
Outplacement	0		0		0		0		0		0		0		0
Medical & Dental	652,047	(12)	0		652,047	(12)	652,047	(12)	0		652,047	(12)	0		652,047	(12)
280G Tax Gross-up	N/A		N/A		N/A		N/A		0	(13)	6,805,606	(13)	N/A		N/A

Total	$652,047		$0		$14,766,269		$14,766,269		$6,691,413		$27,165,383		$7,048,069		$17,192,485

"Present Value" amounts were discounted using an annual interest rate of 6%.

(1)
Guaranteed additional lump-sum payment upon disability less any benefit payable through the SERP.

(2)
Pro-rata bonus payout upon death or disability is based upon actual performance.

(3)
Equity awards valued at IMS's closing stock price of $21.06 as of December 31, 2009.

(4)
Represents intrinsic value of unvested SARs.

(5)
Includes dividend equivalent units earned through December 31, 2009 payable in cash upon vesting of awards.

(6)
Upon death, award would be pro-rated based on date of death and settled based on actual performance at the end of the performance period. Amount includes actual LTI award payout for Cycle 2008-2009 and a pro-rata portion of target LTI Cycle 2009-2010.

(7)
Table includes enhanced SERP benefits only. SERP benefits are disclosed in the Pension Benefits Table assuming fully vested, unreduced benefits payable at normal retirement age discounted to December 31, 2009.

(8)
Vested SERP benefit is forfeited if involuntarily terminated for cause.

(9)
Represents the present value of guaranteed additional payments upon disability of 60% of salary and bonus to age 65 less benefits under disability insurance program. Also includes enhanced SERP benefits due to the accelerated vesting of a portion of Mr. Carlucci's SERP benefits. In addition, executive would be entitled to SERP benefits.

(10)
Represents the present value of payments to the executive to cover the cost of purchasing disability insurance including income tax gross-up during the three year severance period for CIC and two years for other terminations. Amount assumes the cost of benefits with income tax gross-up of $1,552 per month.

(11)
Represents the present value of payments to the executive to purchase disability insurance to age 65 including income tax gross-up payments.

(12)
Represents the present value of payments to the executive to purchase health insurance to age 65, Medicare supplemental benefits for life and income tax gross-up payment. Amount assumes the initial cost of benefits with income tax gross-up of $1,750 per month with future costs increasing at a trended rate of 8.5% in 2010 annually trending down 0.5% each year until reaching 5%.

(13)
Under the executive Employment Agreement if payments are subject to excise taxes imposed under IRC Section 4999 IMS will pay to the executive additional "gross-up" amounts so that his after-tax benefits are the same as though no excise tax had applied. The following major assumptions were used to calculate payments under Section 280G:

•
Equity valued at IMS's closing stock price of $21.06 as of December 31, 2009.

•
Parachute payments for time vesting SARs and restricted stock units were valued using Reg. Section 1.280G-1 Q&A 24(c).

•
Calculations assume a portion of the 2009 bonus is reasonable compensation for services rendered prior to the change-in-control.

IMS HEALTH INCORPORATED
Post-employment Payments—Gilles Pajot

Executive Payments and Benefits upon Termination/CIC	Retirement		Involuntary Termination for Cause		Involuntary Termination Without Cause		Termination by Executive for Good Reason		Termination by Executive with Notice		CIC without Termination	CIC with Termination for Good Reason or Without Cause		Death		Disability
Compensation:
Severance	$0		$0		$2,777,999		$2,777,999		$2,777,999		$0	$4,166,999		N/A		N/A
Other Cash Incentives
—2009 Bonus	463,100	(1)	0		649,500		649,500		649,500		0	649,500		463,100	(1)	463,100	(1)
—2009 PERS Award	0		0		649,500		649,500		0		0	649,500		0		463,100
Long-term Incentive(2)
—Acceleration of Unvested SARs(3)	0		0		1,048,072		1,048,072		0		1,048,072	1,048,072		1,048,072		1,048,072
—Acceleration of Unvested RSUs(4)	0		0		1,594,171		1,594,171		0		1,594,171	1,594,171		1,594,171		1,594,171
—LTI Awards	0		0		1,235,848		1,235,848		0		1,235,848	1,235,848		708,277	(5)	1,235,848
Benefits & Perquisites:
Supplemental Pension(6)	0		0	(7)	0		0		0		0	1,732,396		0		0
Life & Disability	0		0		45,327	(8)	45,327	(8)	45,327	(8)	0	66,084	(8)	0		93,496	(9)
Outplacement	0		0		0		0		0		0	0		0		0
Medical & Dental	260,706	(10)	0		260,706	(10)	260,706	(10)	260,706	(10)	0	260,706	(10)	0		260,706	(10)
Relocation Payments	250,000		250,000		250,000		250,000		250,000		0	250,000		250,000		250,000
280G Tax Gross-up	N/A		N/A		N/A		N/A		N/A		0	0	(11)	N/A		N/A

Total	$973,806		$250,000		$8,511,123		$8,511,123		$3,983,532		$3,878,091	$11,653,277		$4,063,620		$5,408,493

"Present Value" amounts were discounted using an annual interest rate of 6%.

(1)
Pro-rata bonus payout upon retirement, death or disability is based upon actual performance.

(2)
Equity awards valued at IMS's closing stock price of $21.06 as of December 31, 2009.

(3)
Represents intrinsic value of unvested SARs.

(4)
Includes dividend equivalent units earned through December 31, 2009 payable in cash upon vesting of awards.

(5)
Upon death, award would be pro-rated based on date of death and settled based on actual performance at the end of the performance period. Amount includes actual LTI award payout for Cycle 2008-2009 and a pro-rata portion of target LTI Cycle 2009-2010.

(6)
Table includes enhanced supplemental pension benefits only. Supplemental pension benefits are disclosed in the Pension Benefits Table assuming unreduced benefits payable at normal retirement age discounted to December 31, 2009.

(7)
Supplemental pension benefit is forfeited if involuntarily terminated for cause.

(8)
Represents the present value of payments to the executive to cover the cost of purchasing life and disability insurance including income tax gross-up during the three year severance period for CIC and two years for other terminations. Amount assumes the cost of benefits with income tax gross-up of $2,060 per month.

(9)
Represents the present value of payments to the executive to purchase life and disability insurance to age 65 including income tax gross-up payments.

(10)
Represents the present value of payments to the executive to purchase health insurance to age 65, Medicare supplemental benefits for life and income tax gross-up payment. Amount assumes the initial cost of benefits with income tax gross-up of $849 per month with future costs increasing at a trended rate of 8.5% in 2010 annually trending down 0.5% each year until reaching 5%.

(11)
Under the executive Employment Agreement if payments are subject to excise taxes imposed under IRC Section 4999 IMS will pay to the executive additional "gross-up" amounts so that his after-tax benefits are the same as though no excise tax had applied. The following major assumptions were used to calculate payments under Section 280G:

•
Equity valued at IMS's closing stock price of $21.06 as of December 31, 2009.

•
Parachute payments for time vesting SARs and restricted stock units were valued using Reg. Section 1.280G-1 Q&A 24(c).

IMS HEALTH INCORPORATED
Post-employment Payments—Kevin Knightly

Executive Payments and Benefits upon Termination/CIC	Voluntary Termination	Retirement	Involuntary Termination for Cause	Involuntary Termination Without Cause		CIC without Termination	CIC with Termination for Good Reason or Without Cause		Death		Disability
Compensation:
Severance	$0	N/A	$0	$765,000		$0	$1,279,600		N/A		N/A
Other Cash Incentives
—2009 Bonus	0	N/A	0	183,500	(1)	0	257,300		0		0
—2009 PERS Award	0	N/A	0	0		0	0		0		0
Long-term Incentive(2)
—Acceleration of Unvested SARs(3)	0	N/A	0	0		524,036	524,036		524,036		524,036
—Acceleration of Unvested RSUs(4)	0	N/A	0	0		694,093	694,093		694,093		694,093
—LTI Awards	0	N/A	0	0		609,474	609,474		348,221	(5)	348,221	(5)
Benefits & Perquisites:
DCERP	0	N/A	0	0		0	846,949		483,494		0
Outplacement	0	N/A	0	20,000		0	100,000		0		0
Medical & Dental	0	N/A	0	28,941	(6)	0	760,659	(7)	0		0
280G Tax Gross-up	N/A	N/A	N/A	N/A		0	0	(8)	N/A		N/A

Total	$0	$0	$0	$997,441		$1,827,602	$5,072,110		$2,049,844		$1,566,350

"Present Value" amounts were discounted using an annual interest rate of 6%.

(1)
Under the terms of the Employee Protection Plan, pro-rata bonus payout is based upon actual performance.

(2)
Equity awards valued at IMS's closing stock price of $21.06 as of December 31, 2009.

(3)
Represents intrinsic value of unvested SARs.

(4)
Includes dividend equivalent units earned through December 31, 2009 payable in cash upon vesting of awards.

(5)
Upon death or disability, award would be pro-rated based on date of death or disability and settled based on actual performance at the end of the performance period. Amount includes actual LTI award payout for Cycle 2008-2009 and a pro-rata portion of target LTI Cycle 2009-2010.

(6)
Represents the present value of the employer cost for providing health insurance coverage during the two year severance period. Amount assumes the employer cost of benefit is $1,195 per month.

(7)
Represents the present value of payments to the executive to purchase health insurance for two years following the CIC and then upon reaching age 55 to age 65 with Medicare supplemental benefits for life. Estimates also include income tax gross-up payments for all benefits. Amount assumes the initial cost of benefits with income tax gross-up of $2,998 per month with future costs increasing at a trended rate of 8.5% in 2010 annually trending down 0.5% each year until reaching 5%.

(8)
Under the executive Change-in-Control Agreement if payments are subject to excise taxes imposed under IRC Section 4999 IMS will pay to the executive additional "gross-up" amounts so that his after-tax benefits are the same as though no excise tax had applied. The following major assumptions were used to calculate payments under Section 280G:

•
Equity valued at IMS's closing stock price of $21.06 as of December 31, 2009.

•
Parachute payments for time vesting SARs and restricted stock units were valued using Reg. Section 1.280G-1 Q&A 24(c).

•
Retiree medical values estimated based on the present value of expected payments.

IMS HEALTH INCORPORATED
Post-employment Payments—Leslye Katz

Executive Payments and Benefits upon Termination/CIC	Voluntary Termination/ Retirement	Involuntary Termination for Cause	Involuntary Termination Without Cause		CIC without Termination	CIC with Termination for Good Reason or Without Cause		Death		Disability
Compensation:
Severance	$0	$0	$800,000		$0	$1,992,600		N/A		N/A
Other Cash Incentives
—2009 Bonus	0	0	188,400	(1)	0	264,200		0		0
—2009 PERS Award	0	0	0		0	0		0		0
Long-term Incentive(2)
—Acceleration of Unvested SARs(3)	0	0	0		524,036	524,036		524,036		524,036
—Acceleration of Unvested RSUs(4)	0	0	0		632,243	632,243		632,243		632,243
—LTI Awards	0	0	0		578,061	578,061		326,232	(5)	326,232	(5)
DCERP	0	0	0		0	717,173		332,523		0
Life	0	0	10,288	(6)	0	29,113	(6)	0		0
Outplacement	0	0	20,000		0	100,000		0		0
Medical & Dental	0	0	25,135	(7)	0	1,080,950	(8)	0		0
280G Tax Gross-up	N/A	N/A	N/A		0	2,225,215	(9)	N/A		N/A

Total	$0	$0	$1,043,823		$1,734,340	$8,143,592		$1,815,034		$1,482,511

"Present Value" amounts were discounted using an annual interest rate of 6%.

(1)
Under the terms of the Employee Protection Plan, pro-rata bonus payout is based upon actual performance.

(2)
Equity awards valued at IMS's closing stock price of $21.06 as of December 31, 2009.

(3)
Represents intrinsic value of unvested SARs.

(4)
Includes dividend equivalent units earned through December 31, 2009 payable in cash upon vesting of awards.

(5)
Upon death or disability, award would be pro-rated based on date of death or disability and settled based on actual performance at the end of the performance period. Amount includes actual LTI award payout for Cycle 2008-2009 and a pro-rata portion of target LTI Cycle 2009-2010.

(6)
Represents the present value of payments to the executive to cover the cost of purchasing life insurance during the severance period—two years for involuntary termination and three years if involuntary termination follows a CIC. Benefits paid to the executive if terminated following a CIC will include an income tax gross-up. Amount assumes the monthly cost of the benefit is $468 and $908 with the income tax gross-up.

(7)
Represents the present value of the employer cost for providing health insurance coverage during the two year severance period. Amount assumes the employer cost of benefit is $1,038 per month.

(8)
Represents the present value of payments to the executive to purchase health insurance to age 65, Medicare supplemental benefits for life and income tax gross-up payment. Amounts assume the initial cost of benefits with income tax gross-up of $2,685 per month with future costs increasing at a trended rate of 8.5% in 2010 annually trending down 0.5% each year until reaching 5%.

(9)
Under the executive Change-in-Control Agreement if payments are subject to excise taxes imposed under IRC Section 4999 IMS will pay to the executive additional "gross-up" amounts so that her after-tax benefits are the same as though no excise tax had applied. The following major assumptions were used to calculate payments under Section 280G:

•
Equity valued at IMS's closing stock price of $21.06 as of December 31, 2009.

•
Parachute payments for time vesting SARs and restricted stock units were valued using Reg. Section 1.280G-1 Q&A 24(c).

•
Calculations assume a portion of the 2009 bonus is reasonable compensation for services rendered prior to the change-in-control.

•
Excise tax gross-up for retiree medical payments estimated based on present value of expected payments.

IMS HEALTH INCORPORATED
Post-employment Payments—Kevin McKay

Executive Payments and Benefits upon Termination/CIC	Voluntary Termination/ Retirement	Involuntary Termination for Cause	Involuntary Termination Without Cause		CIC without Termination	CIC with Termination for Good Reason or Without Cause		Death		Disability
Compensation:
Severance	$0	$0	$576,508		$0	$1,279,599		N/A		N/A
Other Cash Incentives
—2009 Bonus	0	0	183,500	(1)	0	257,300		0		0
—2009 PERS Award	0	0	0		0	0		0		0
Long-term Incentive(2)
—Acceleration of Unvested SARs(3)	0	0	0		524,036	524,036		524,036		524,036
—Acceleration of Unvested RSUs(4)	0	0	0		307,471	307,471		307,471		307,471
—LTI Awards	0	0	0		633,620	633,620		365,123	(5)	365,123	(5)
Benefits & Perquisites:
DCERP	0	0	0		0	512,893		296,586		0
Life	0	0	4,771	(6)	0	11,410	(6)	0		0
Outplacement	0	0	20,000		0	100,000		0		0
Medical & Dental	0	0	21,959	(7)	0	646,382	(8)	0		0
280G Tax Gross-up	N/A	N/A	N/A		0	1,295,775	(9)	N/A		N/A

Total	$0	$0	$806,737		$1,465,127	$5,568,486		$1,493,216		$1,196,630

"Present Value" amounts were discounted using an annual interest rate of 6%.

(1)
Under the terms of the Employee Protection Plan, pro-rata bonus payout is based upon actual performance.

(2)
Equity awards valued at IMS's closing stock price of $21.06 as of December 31, 2009.

(3)
Represents intrinsic value of unvested SARs.

(4)
Includes dividend equivalent units earned through December 31, 2009 payable in cash upon vesting of awards.

(5)
Upon death or disability, award would be pro-rated based on date of death or disability and settled based on actual performance at the end of the performance period. Amount includes actual LTI award payout for Cycle 2008-2009 and a pro-rata portion of target LTI Cycle 2009-2010.

(6)
Represents the present value of payments to the executive to cover the cost of purchasing life insurance during the severance period—one and one half years for involuntary termination and two years if involuntary termination follows a CIC. Benefits paid to the executive if terminated following a CIC will include an income tax gross-up. Amount assumes the monthly cost of the benefit is $284 and $519 with the income tax gross-up.

(7)
Represents the present value of the employer cost for providing health insurance coverage during the severance period. Amount assumes the employer cost of benefit is $1,194 per month.

(8)
Represents the present value of payments to the executive to purchase health insurance for two years following the CIC and then upon reaching age 55 to age 65 with Medicare supplemental benefits for life. Estimates also include income tax gross-up payments for all benefits. Amount assumes the initial cost of benefits with income tax gross-up of $2,912 per month with future costs increasing at a trended rate of 8.5% in 2010 annually trending down 0.5% each year until reaching 5%.

(9)
Under the executive Change-in-Control Agreement if payments are subject to excise taxes imposed under IRC Section 4999 IMS will pay to the executive additional "gross-up" amounts so that his after-tax benefits are the same as though no excise tax had applied. The following major assumptions were used to calculate payments under Section 280G:

•
Equity valued at IMS's closing stock price of $21.06 as of December 31, 2009.

•
Parachute payments for time vesting SARs and restricted stock units were valued using Reg. Section 1.280G-1 Q&A 24(c).

•
Retiree medical values estimated based on the present value of expected payments.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

        The following table provides information as of December 31, 2009, regarding certain outstanding awards and shares remaining available for future issuance under our compensation plans under which equity securities are authorized for issuance (excluding 401(k) plans, ESOPs and similar tax-qualified plans):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(2) (a)		Weighted-average exercise price of outstanding options, warrants and rights(3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(4) (c)
Equity compensation plans approved by security holders	15,007,494	(1)	$20.58	7,599,421
Equity compensation plans not approved by security holders	1,023,788		$23.94	3,192,028
Total	16,031,282		$20.89	10,791,449

(1)
The number of securities to be issued includes 457,580 shares issuable for achievement of the target level of performance under our Long Term Incentive Plan (the "LTIP") for the performance cycle ending December 31, 2010. Up to 457,580 additional shares would be issuable for that LTIP performance cycle if the maximum performance were achieved (with a corresponding reduction in the number of shares of Common Stock remaining available in column (c) of this row). Although not reflected in the table, we are committed to issue shares to ten executive officers for their completion of the performance cycle ending December 31, 2009 with an earned value of $997,500, with the number of shares issuable to be determined based on the fair market value of shares as of April 15, 2010.

(2)
For programs providing for variable levels of earning of shares of Common Stock over performance periods ending December 31, 2009, the number of shares shown in this column is based on the actual number earned by performance through December 31, 2009.

(3)
Weighted-average exercise price is only applicable to and for options and stock appreciation rights calculated. Thus, deferred stock and similar full-value awards which are treated as outstanding "rights" for purposes of column (a) of this Table but which have no exercise price, are not included in the calculation of weighted-average exercise price. Restricted stock is not considered a "right" because actual shares are issued at the grant date, subject to a risk of forfeiture and restrictions on transferability.

(4)
Of the shares remaining available for future issuance, the numbers of shares of Common Stock that may be issued under our plans at December 31, 2009, were as follows: 1998 Employees' Stock Incentive Plan, 7,336,892 shares; 2000 Stock Incentive Plan, 3,192,028 shares; and 1998 Non-Employee Directors' Stock Incentive Plan, 262,529 shares. All of these shares are available for issuance as "full-value" awards, which includes restricted stock, restricted stock units, stock granted as a bonus, as well as stock options and stock appreciation rights. Of the shares remaining available for future issuance, 1,823,563 shares remain available under the Company's Employee Stock Purchase Plan, a stock purchase plan meeting the requirements of Section 423 of the Internal Revenue Code. This Plan was discontinued by the Human Resources Committee effective January 1, 2008.

        Our equity compensation plans that have not been approved by our shareholders are the 2000 Stock Incentive Plan and certain shares authorized for grant under the 1998 Non-Employee Directors' Stock Incentive Plan. Set forth below is a description of the material features of these plans:

  The 2000 Stock Incentive Plan provides for the grant of options and other equity awards to employees, excluding executive officers and directors. The Board of Directors adopted the Plan in 2000. Grants under the Plan are determined, and the Plan is administered by the Human Resources Committee of the Board of Directors (the "Committee") and certain officers to whom the Committee has delegated authority. The features of the Plan are similar to those of the 1998 Employees' Stock Incentive Plan, authorizing grants of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, and other stock-based awards. The Committee sets vesting terms of awards at grant; in some cases options or awards may vest upon the achievement of pre-set performance goals. To date, we have granted primarily options and restricted stock units under the Plan. Options must have an exercise price of at least 100% of the fair market value of the Common Stock on the grant date, and a term not exceeding ten years. Upon termination of employment, unvested options generally are forfeited and vested options expire 90 days after termination, except terms that are more favorable apply in the case of death, disability and retirement or as determined by the Committee. The exercise price may be paid in cash or by surrender of previously acquired shares. Restricted stock units granted under the Plan are settled by delivery of shares, and generally have been subject to a risk of forfeiture upon termination of employment for a period of one to four years, except more favorable terms apply to termination due to death, disability or retirement. Holders of restricted stock units are entitled to dividend equivalents payable in cash upon vesting. The Committee has specified that certain awards under the Plan will become vested upon a change-in-control of IMS.

  The 1998 Non-Employee Directors' Stock Incentive Plan currently provides for the grant of options and restricted stock to non-employee directors. Under Securities and Exchange Commission rules, the Plan is considered approved by security holders but was amended by the Board of Directors to add 226,678 shares in 2000. Grants under the Plan are determined, and the Plan is administered by, the Human Resources Committee of the Board of Directors, subject to the review and approval of the full Board of Directors. Options must have an exercise price of at least 100% of the fair market value of the Common Stock on the grant date, and a term not exceeding ten years. The Committee sets vesting terms of awards at grant. Upon termination of service as a director, unvested options generally are forfeited and vested options expire 90 days after termination, except more favorable terms, including non-forfeiture of unvested options, apply in the case of death, disability and retirement or as determined by the Committee. The exercise price may be paid in cash or by surrender of previously acquired shares. Restricted stock granted under the Plan is subject to a risk of forfeiture upon termination of service as a director, except in the case of death or disability or as otherwise determined by the Committee, for a period specified by the Committee.

 SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

        The following table shows information regarding the number of shares of Common Stock "beneficially owned" by each of our Directors and each of our named executive officers listed in the Summary Compensation Table below, all of our current Directors and executive officers as a group, and each person known to be a beneficial owner of more than five percent of our outstanding stock. "Beneficial ownership" includes shares that a shareholder has the power to vote or the power to transfer, and also includes Common Stock options and appreciation rights that were either exercisable at the specified date or will become exercisable within 60 days thereafter and shares deliverable in connection with stock units. Unless otherwise indicated in the footnotes, this information is presented as of February 9, 2010. Percentages are based upon the number of shares of Common Stock outstanding at February 9, 2010, plus the number of shares that the indicated person or group had a right to acquire within 60 days after such date and shares deliverable in connection with stock units.

        The table reflects information provided by the Directors, executive officers and beneficial owners of more than five percent of our outstanding Common Stock. Unless otherwise stated, the indicated persons have sole voting and investment power over the shares listed, and the beneficial ownership of the person or group does not exceed one percent of the outstanding Common Stock. Restricted stock units and deferred stock units represent shares subject to restrictions on transferability and, in the case of units, do not have voting rights until settlement at specified future dates. Share figures have been rounded down to whole shares.

Name	Number of Shares and Nature of Ownership(1)
David R. Carlucci	187,002	Direct
	200,060	Restricted/Deferred Stock Units
	728,706	Right to Acquire Within 60 Days by Exercise of Options/SARs

1,115,768
Constantine L. Clemente	19,414	Direct
	38,567	Restricted/Deferred Stock Units
	21,000	Right to Acquire Within 60 Days by Exercise of Options

78,981
James D. Edwards	18,825	Direct
	15,086	Restricted/Deferred Stock Units
	21,000	Right to Acquire Within 60 Days by Exercise of Options

54,911
Kathryn E. Giusti	16,467	Direct
	15,086	Restricted/Deferred Stock Units
	21,000	Right to Acquire Within 60 Days by Exercise of Options

52,553
Leslye G. Katz	33,993	Direct
	22,000	Restricted/Deferred Stock Units
	118,765	Right to Acquire Within 60 Days by Exercise of Options/SARs

174,758

Name	Number of Shares and Nature of Ownership(1)
Kevin C. Knightly	26,202		Direct
	29,391		Restricted/Deferred Stock Units
	155,490		Right to Acquire Within 60 Days by Exercise of Options/SARs

	211,083
H. Eugene Lockhart	12,507		Direct
	21,453		Restricted/Deferred Stock Units
	30,224		Right to Acquire Within 60 Days by Exercise of Options

	64,184
Kevin S. McKay	12,688		Direct
	11,268		Restricted/Deferred Stock Units
	98,051		Right to Acquire Within 60 Days by Exercise of Options

	122,007
Gilles V. J. Pajot	202,660		Direct
	56,247		Restricted/Deferred Stock Units
	512,603		Right to Acquire Within 60 Days by Exercise of Options/SARs

	771,510
M. Bernard Puckett	19,089		Direct
	19,005		Restricted/Deferred Stock Units
	30,224		Right to Acquire Within 60 Days by Exercise of Options

	68,318
Bradley T. Sheares	10,810		Restricted/Deferred Stock Units
William C. Van Faasen	26,039		Direct
	19,716		Restricted/Deferred Stock Units
	47,245		Right to Acquire Within 60 Days by Exercise of Options

	93,000
Bret W. Wise	3,430		Direct
	24,637		Restricted/Deferred Stock Units

	28,067
	632,936		Direct
	579,462		Restricted/Deferred Stock Units
	2,239,682		Right to Acquire Within 60 Days by Exercise of Options/SARs

All Current Directors and Executive Officers as a Group (19 in number)	3,452,080	(2)

Name	Number of Shares and Nature of Ownership(1)
Paulson & Co. Inc.	18,000,000	(3)	9.83%
BlackRock, Inc.	13,226,687	(4)	7.22%
Wellington Management Company, LLP	9,355,500	(5)	5.11%

(1)
No Director or named executive officer listed in the Summary Compensation table pledged as of the record date any shares of Common Stock of the Company as security.

(2)
Represents 1.86% of the outstanding Common Stock at February 9, 2010.

(3)
Represents 9.83% of the outstanding Common Stock at February 9, 2010. The information concerning Paulson & Co. Inc. ("Paulson") and related funds (the "Funds") was obtained from a Schedule 13G filed with the SEC on February 16, 2010, reporting beneficial ownership at December 31, 2009. This Schedule 13G reported that the Funds had sole voting power over 18,000,000 shares and sole dispositive power over 18,000,000 shares. The address of Paulson is 1251 Avenue of the Americas, New York, New York 10020.

(4)
Represents 7.22% of the outstanding Common Stock at February 9, 2010. The information concerning BlackRock, Inc. was obtained from a Schedule 13G/A filed with the SEC on January 20, 2010, reporting beneficial ownership at December 31, 2009. This Schedule 13G/A reported, in the aggregate, sole voting power over 13,226,687 shares and sole dispositive power over 13,226,687 shares. The address of BlackRock, Inc. 40 East 52nd Street, New York, NY 10022

(5)
Represents 5.11% of the outstanding Common Stock at February 9, 2010. The information concerning Wellington Management Company, LLP ("Wellington Management") was obtained from a Schedule 13G/A filed with the SEC on February 12, 2009, reporting beneficial ownership at December 31, 2008. This Schedule 13G/A reported that Wellington Management had shared voting power over 797,800 shares and shared dispositive power over 9,355,500 shares. The address of Wellington Management is 75 State Street, Boston, Massachusetts 02109.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        We have a written "Policy and Procedures Governing Related-Person Transactions." The key terms of this policy are as follows:

  •
  This policy applies to transactions in which IMS is to be a participant and in which a "related person" has or will have a direct or indirect material interest.

  •
  A "related person" means a Director, nominee for Director, executive officer, or shareholder which beneficially owns more than five percent of any outstanding class of our voting securities.

  •
  The term also includes immediate family members of such persons and entities that employ such persons or in which they have a substantial ownership interest.

  •
  The policy states that we should not engage in related-person transactions, unless:

  •
  The transaction offers clear advantages to the Company, and its purpose is not to confer an advantage on the related person;

  •
  We are acquiring goods or services, and comparable goods or services are not available from unrelated third parties;

  •
  We are selling goods or services, and the terms of the transaction are comparable to terms we provide to unrelated third parties;

  •
  The transaction will be approved for the Company by independent decision-makers in good faith and without influence of the Director, executive officer or principal shareholder who has a conflicting interest; or

  •
  The transaction is in our best interests.

  •
  Related-person transactions must be approved or ratified by the Nominating and Governance Committee, based on full information about the proposed transaction and the related person's interest.

  •
  The policy does not apply to some transactions, such as:

  •
  Compensation arrangements with Directors and executive officers, including perquisites, that are governed by the Human Resources Committee and its policies;

  •
  Transactions with shareholders in their capacity as such on non-discriminatory terms; and

  •
  Charitable contributions by executive officers to a related person.

  •
  Each Director, nominee, and executive officer has a duty to alert IMS to any potential related-person transaction.

  •
  The Nominating and Governance Committee is required to refer information to the Board regarding any related-person transaction that is likely to be significant in the Board's assessment of independence of a non-employee Director.

Independence of Directors

        In accordance with the retirement age policy under our Corporate Governance Principles, John P. Imlay, Jr. retired from the Board in May 2009. We had determined that Mr. Imlay was independent.

        We believe the key to effective corporate governance is that a substantial majority of the Directors be independent. The Board adopted the following statement at its meeting on February 9, 2010:

        "We have determined that the following IMS Directors are currently independent:

    Constantine L. Clemente
    James D. Edwards
    Kathryn E. Giusti
    H. Eugene Lockhart
    M. Bernard Puckett
    Bradley T. Sheares
    William C. Van Faasen
    Bret W. Wise

Our determination of 'independence' means that we find that the Director has no material relationship with IMS, directly or indirectly, that would interfere with his or her exercise of independent judgment as a Director of IMS. Regarding Directors who are members of the Audit Committee, we find that each Director meets an even higher standard, in that each of them has not, other than in his or her capacity as a member of the Board or a Board committee, accepted directly or indirectly any consulting, advisory or compensatory fee from, or been an affiliated person of, IMS or any subsidiary."

        The Board made its determinations of independence in accordance with its "Guidelines for Determining Director Independence" referred to above. The Guidelines provide:

  •
  A Director cannot be independent if he or she fails to meet the objective requirements as to "independence" under the NYSE listing standards.

  •
  If a Director meets the objective NYSE standards, he or she will be deemed independent, absent unusual circumstances, if in the current year and the past three years the Director has had no related-person transaction or relationship with IMS or an "interlocking" relationship with another entity triggering disclosure under the SEC disclosure rules. These rules require disclosure of related-person transactions and interlocking relationships in our proxy statements.

  •
  If a Director who meets the objective NYSE independence requirements has had either a disclosable transaction or relationship or the Nominating and Governance Committee or the General Counsel requests that the Board consider any other circumstances in determining the Director's independence, the Board will make a subjective determination of independence.

  •
  The independence of Audit Committee members is determined in accordance with the higher applicable standards, referred to by the Board in its statement above.

Item 14.    Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

        The accounting firm of PricewaterhouseCoopers served as IMS's independent auditors for the years ended December 31, 2009 and December 31, 2008. In addition to rendering audit services during those two years, PricewaterhouseCoopers performed various non-audit services for IMS worldwide.

Audit and Other Fees for Past Two Fiscal Years

        The following table sets forth the aggregate fees billed to IMS for services rendered by PricewaterhouseCoopers for the 2009 and 2008 fiscal years:

	2009	2008
	(in millions)
Audit fees(1)	$3.4	$3.5
Audit-related fees(2)	0.2	0.3
Tax fees(3)	2.3	1.9
All other fees(4)	0.3	—

Total	$6.2	$5.7

(1)
Audit fees principally include services related to the annual audit of the consolidated financial statements, audit of internal controls over financial reporting, statutory audits of foreign subsidiaries, SEC registration statements and other filings, and consultation on accounting matters.

(2)
Audit-related fees primarily consisted of audits of employee benefit plans, and financial accounting and reporting consultations for assurance and related services not already reported in Audit fees.

(3)
Tax fees relate primarily to professional services for tax compliance, advice and planning services. These services included U.S. and non-U.S. tax services.

(4)
All other fees consisted of permitted services other than those that meet the criteria above and primarily include data privacy compliance services.

        All audit and non-audit services to be performed by IMS's independent registered public accounting firm must be approved in advance by the Audit Committee. As permitted by SEC rules, the Committee also has delegated to its Chairperson and each member determined to be an "audit committee financial expert," acting singly, the authority to pre-approve any audit or non-audit services if the need for pre-approval arises between regularly scheduled meetings. Such interim approvals, together with full documentation, are presented to the Committee at its next scheduled meeting.

        As early as practicable in each fiscal year, the independent registered public accounting firm provides to the Audit Committee a schedule of the audit and other services that the independent registered public accountants expect to provide or may provide during the next 12 months. The schedule will be specific as to the nature of the proposed services, the proposed fees and other details that the Audit Committee may request. The Audit Committee will authorize by resolution or decline the proposed services. Upon approval, this schedule will serve as the budget for fees by specific activity or service for the next 12 months.

        A schedule of additional services proposed to be provided by the independent registered public accountants, or proposed revisions to services already approved, along with associated proposed fees, may be presented to the Audit Committee for their consideration and approval at any time. The schedule will be specific as to the nature of the proposed service, the proposed fee and other details that the Audit Committee may request. The Audit Committee will authorize by resolution or decline authorization for each proposed new service.

        Applicable SEC rules and regulations permit waiver of the pre-approval requirements for services other than audit, review or attest services if certain conditions are met. Out of the services characterized above as Audit-related and Tax, none were billed pursuant to these provisions in fiscal 2009 without pre-approval.

        The Audit Committee has considered the compatibility of non-audit services performed by PricewaterhouseCoopers with their independence. Our Committee has concluded that the provision of non-audit services by PricewaterhouseCoopers is compatible with that firm maintaining its independence from IMS and its management.

        The Audit Committee has appointed PricewaterhouseCoopers as independent registered public accountants for IMS for the year ending December 31, 2010.

INCORPORATION BY REFERENCE

        In our filings with the SEC, information is sometimes "incorporated by reference." This means that we are referring you to information that has previously been filed with the SEC and the information should be considered as part of the particular filing. As provided under SEC regulations, the "Report of the Human Resources Committee on Executive Compensation" contained in this Annual Report on Form 10-K specifically is not incorporated by reference into any other filings with the SEC. In addition, this Annual Report on Form 10-K includes several website addresses. These website addresses are intended to provide inactive, text references only. The information on these websites is not part of this Annual Report on Form 10-K.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
List of documents filed as part of this report.

(1)
Consolidated Financial Statements.

        See Index to Consolidated Financial Statements and Financial Statement Schedule on page 181 and in Part II, Item 8 of this Annual Report on Form 10-K.

  (2)
  Financial Statement Schedule.

        See Index to Consolidated Financial Statements and Financial Statement Schedule on page 181 and in Part II, Item 8 of this Annual Report on Form 10-K.

  (3)
  Other Financial Information.

        Five-Year Selected Financial Data. See Index to Consolidated Financial Statements and Financial Statement Schedule on page 181 and in Part II, Item 8 of this Annual Report on Form 10-K.

(b)
Exhibits.

        See Index to Exhibits on pages 183 to 195 of this Annual Report on Form 10-K, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits.

(c)
Financial Statement Schedule.

        See Index to Consolidated Financial Statements and Financial Statement Schedule on page 181 and in Part II, Item 8 of this Annual Report on Form 10-K.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMS Health Incorporated (Registrant)
By:	/s/ DAVID R. CARLUCCI David R. Carlucci Chairman, Chief Executive Officer and President

Date: February 17, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DAVID R. CARLUCCI David R. Carlucci	Chairman, Chief Executive Officer, President and Director (principal executive officer)
/s/ LESLYE G. KATZ Leslye G. Katz	Senior Vice President and Chief Financial Officer (principal financial officer)
/s/ HARSHAN BHANGDIA Harshan Bhangdia	Vice President and Controller (principal accounting officer)
/s/ CONSTANTINE L. CLEMENTE Constantine L. Clemente	Director
/s/ JAMES D. EDWARDS James D. Edwards	Director
/s/ KATHRYN E. GIUSTI Kathryn E. Giusti	Director
/s/ H. EUGENE LOCKHART H. Eugene Lockhart	Director

/s/ M. BERNARD PUCKETT M. Bernard Puckett	Director
/s/ BRADLEY T. SHEARES Bradley T. Sheares	Director
/s/ WILLIAM C. VAN FAASEN William C. Van Faasen	Director
/s/ BRET W. WISE Bret W. Wise	Director

Date: February 17, 2010

Index to Consolidated Financial Statements and Financial Statement Schedule

        Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

IMS Health Incorporated and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the years ended December 31, 2009, 2008 and 2007

(In thousands)
COL. A	COL. B	COL. C				COL. D		COL. E
		Additions
Description	Balance Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for accounts receivable:
For the Year Ended December 31, 2009	$5,960	$1,796		$356	(a)	$403	(b)	$7,709
For the Year Ended December 31, 2008	$8,980	$1,923		$(329)	(a)	$4,614	(b)	$5,960
For the Year Ended December 31, 2007	$7,860	$2,831		$271	(a)	$1,982	(b)	$8,980
Valuation allowance deferred income taxes:
For the Year Ended December 31, 2009	$35,268	$12,527	(c)	$—		$799		$46,996
For the Year Ended December 31, 2008	$32,096	$7,192	(c)	$—		$4,020		$35,268
For the Year Ended December 31, 2007	$21,078	$11,315	(c)	$—		$297		$32,096

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
	.3	Certificate of Amendment of Restated Certificate of Incorporation of IMS Health Incorporated (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed May 8, 2008).
	.4	Certificate of Amendment of Restated Certificate of Incorporation of IMS Health Incorporated (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed May 5, 2009).
	.5	Fourth Amended and Restated By-Laws of IMS Health Incorporated (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K filed May 8, 2008).
	.6	Fifth Amended and Restated By-Laws of IMS Health Incorporated (incorporated by reference to Exhibit 3.2 of Registrant's Current Report on Form 8-K filed May 5, 2009).
4	Instruments Defining Rights of Security Holders, Including Indentures
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

Regulation S-K Exhibit Number	Description
.6	Note Purchase Agreement dated as of January 15, 2003, between IMS Health Incorporated and each purchaser party thereto relating to the issuance and sale of $150,000,000 aggregate principal amount of 4.60% Senior Notes due 2008 (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003).
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
.20
Form of Non-Employee Directors' Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*
.21
Form of Non-Employee Directors' Restricted Stock Agreement (incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.22
Form of Non-Employee Directors' Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*
.23
Form of Non-Employee Directors' Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.24
1998 IMS Health Incorporated Non-Employee Directors' Deferred Compensation Plan (as amended and restated through August 1, 2002) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002).*
.25
1998 IMS Health Incorporated Non-Employee Directors' Deferred Compensation Plan (as amended and restated through January 27, 2006) (incorporated by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.25.1
1998 IMS Health Incorporated Non-Employee Directors' Deferred Compensation Plan (as amended and restated through February 13, 2007) (incorporated by reference to Exhibit 10.26.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 25, 2008).*
.25.2
1998 IMS Health Incorporated Non-Employee Directors' Deferred Compensation Plan as amended and restated through October 20, 2008) (incorporated by reference to Exhibit 10.63 to Registrant's Current Report on Form 8-K filed on October 24, 2008).*
.26
Summary Sheet for Non-Employee Director Remuneration as in effect at February 16, 2006 (incorporated by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.27
Summary Sheet for Non-Employee Director Remuneration as in effect at April 18, 2006 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 5, 2006).*
.28
Summary Sheet for Non-Employee Director Remuneration as in effect at December 19, 2006 (incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.29
1998 IMS Health Incorporated Replacement Plan for Certain Employees Holding Cognizant Corporation Equity-Based Awards, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*

Regulation S-K Exhibit Number	Description
.30	1998 IMS Health Incorporated Employees' Stock Incentive Plan (as amended and restated effective May 2, 2003) (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 10, 2004).*
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
.35
Form of Employees' Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.36
Forms A and B of Employees' Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004).*
.37
Forms A, B and C of Employees' Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.38
Compliance Rules Under Section 409A of the Internal Revenue Code (Including Global Amendment to Certain Outstanding Restricted Stock Units and Long-Term Incentive Plan Awards) (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed October 24, 2008).*
.39
Forms of Change-in-Control Agreement for Certain Executives of IMS Health Incorporated (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 10, 2004).*
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
.41
Amended and Restated IMS Health Incorporated Employee Protection Plan, effective March 9, 2005 (incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).*
.42
IMS Health Incorporated Executive Annual Incentive Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.42.1
Summary of 2005 Performance Goals and Award Opportunities under the IMS Health Incorporated Executive Annual Incentive Plan and Performance Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.30.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).*
.42.2
Summary of 2006 Performance Goals and Award Opportunities under the IMS Health Incorporated Executive Annual Incentive Plan and Performance Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.35.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 21, 2006).*
.42.3
Summary of 2007 Performance Goals and Award Opportunities under the IMS Health Incorporated Executive Annual Incentive Plan and Performance Restricted Stock Incentive Plan. (incorporated by reference to Exhibit 10.43.3 to the Registrant's Annual Report on Form 10-K filed on February 25 2008).*
.42.4
IMS Health Incorporated Executive Annual Incentive Plan, as amended and restated December 16, 2008 (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed December 22, 2008).*
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

Regulation S-K Exhibit Number	Description
.43.4	IMS Health Incorporated Long-Term Incentive Program as amended and restated October 20, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on form 8-K filed October 24, 2008).*
.43.5
IMS Health Incorporated Long-Term Incentive Program as amended and restated February 10, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 1, 2009).*
.44
IMS Health Incorporated Supplemental Executive Retirement Plan (as amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 21, 2002).*
.44.1
First Amendment to the IMS Health Incorporated Supplemental Executive Retirement Plan (as amended and restated effective April 17, 2001) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 5, 2003).*
.44.2
IMS Health Incorporated Supplemental Executive Retirement Plan (as amended and restated effective as of January 1, 2005) (incorporated by reference to Exhibit 10.45.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.45
IMS Health Incorporated Retirement Excess Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.45.1
First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
.45.2
IMS Health Incorporated Retirement Excess Plan (as amended and restated effective as of January 1, 2005) (incorporated by reference to Exhibit 10.46.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
.46
IMS Health Incorporated Savings Equalization Plan, as adopted effective July 1, 1998 (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 1, 1999).*
.46.1
First Amendment to the IMS Health Incorporated Savings Equalization Plan, dated September 1, 1999 (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).*
.46.2
Second Amendment to the IMS Health Incorporated Savings Equalization Plan, dated October 1, 1999 (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 17, 2000).*
.46.3
IMS Health Incorporated Savings Equalization Plan (as amended and restated effective as of January 1, 2005) (incorporated by reference to Exhibit 10.47.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*

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

Regulation S-K Exhibit Number	Description
.60	First Amendment executed on July 18, 2005 and effective as of June 17, 2005 to the Amended and Restated Credit Agreement among IMS Health Incorporated as a Borrower, IMS AG as a Borrower, IMS Japan K.K. as a Borrower, The Lenders Parties Thereto, Wachovia Bank, National Association, as Administrative Agent, Barclays Bank PLC and ABN Amro Bank N.V., as Co-Syndication Agents, and Suntrust Bank and Fortis Capital Corp, as Co-Documentation Agents dated April 5, 2004 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 2, 2005).
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

Regulation S-K Exhibit Number		Description
	.70	IMS Health Incorporated Defined Contribution Executive Retirement Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.71 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007).*
	.71	Accelerated Stock Buyback Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3, filed on February 28, 2007).
	.72	Parent Guarantee Agreement (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3, filed on February 28, 2007).
.73
Purchase and Sale Agreement between Ullman Family Partnership, L.P. and IMS Health Incorporated, dated as of June 1, 2007 Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 27, 2007).
.74
Agreement and plan of merger dated November 5, 2009, among IMS Health Incorporated, Healthcare Technology Holding, Inc. and Healthcare Technology Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on November 11, 2009).
21	List of Active Subsidiaries as of December 31, 2009.†
23	Consent of Independent Registered Public Accounting Firm.†
31.1	CEO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).†
31.2	CFO 302 Certification pursuant to Rule 13a-14(a)/15d-14(a).†
32.1	Joint CEO/CFO Certification Required under Section 906 of the Sarbanes-Oxley Act of 2002.†
99.1	Proxy Statement dated December 29, 2009 (incorporated by reference to the Company's Schedule 14A filed with the Securities and Exchange Commission on December 29, 2009).

*
Management contract or compensatory plan or arrangement

†
Filed herewith